Form 10-K
period 1999-12-31
HUNTSMAN ICI CHEMICALS LLC
filed 2000-03-22
CIK 1089748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                   FROM 10-K
                           ---------------------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934
    FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                        COMMISSION FILE NUMBER 333-85141

                           HUNTSMAN ICI CHEMICALS LLC

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

           DELAWARE                                      87-0630358
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

          500 HUNTSMAN WAY
        SALT LAKE CITY, UTAH                                 84108
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 584-5700

         INDICATE BY A CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES / / NO /X/


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES / / NO / /

         AT MARCH 21, 2000, 1,000 MEMBER EQUITY UNITS of Huntsman ICI Chemicals LLC were outstanding.

                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS..............................................................3

ITEM 2.  PROPERTIES...........................................................16

ITEM 3.  LEGAL PROCEEDINGS....................................................17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS............17

ITEM 6.  SELECTED FINANCIAL DATA..............................................17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........25

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................26

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................27

ITEM 11. EXECUTIVE COMPENSATION...............................................29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................32

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.....36

SIGNATURES....................................................................39

                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                          1999 FORM 10-K ANNUAL REPORT

This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement for Forward - Looking Information" and elsewhere in this report.

                                     PART I

ITEM 1.          BUSINESS

GENERAL

We are a global manufacturer and marketer of chemicals through our three principal businesses: Specialty Chemicals, Petrochemicals and Titanium Dioxide ("TiO2"). We believe that our company is characterized by superior low cost operating capabilities; a high degree of technological expertise; a diversity of products, end markets and geographic regions served; significant product integration; and strong growth prospects.

Our company, a Delaware limited liability company, was formed in 1999 in connection with a transaction between our parent, Huntsman ICI Holdings LLC ("Holdings"), Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") and Imperial Chemicals Industries PLC ("ICI"). In connection with the transaction, Holdings acquired, on June 30, 1999, ICI's polyurethane chemicals, selected petrochemicals and TiO2 businesses and Huntsman Specialty's PO business. Holdings also acquired BP Chemicals Limited's 20% ownership interest in the Wilton olefins facility and certain related assets. Holdings transferred the acquired businesses to us and to our subsidiaries. Holdings owns all of our common equity interests. Holdings' common equity interests are owned 60% by Huntsman Specialty, 30% by ICI and its affiliates and 10% by institutional investors.

RECENT EVENTS

    EXCHANGE OFFER

On February 1, 2000, we commenced an exchange offer (the "Exchange Offer") pursuant to which we offered to exchange up to $600,000,000 aggregate principal amount of our 10 1/8% Senior Subordinated Notes due 2009 and up to $200,000,000 aggregate principal amount of our 10 1/8% Senior Subordinated Notes due 2009 (collectively, the "New Notes"), which have been registered under the Securities Act of 1933, as amended (the "Securities Act"), for a like principal amount and currency-denomination of our issued and outstanding 10 1/8% Senior Subordinated Notes due 2009 (the "Old Notes" and, together with the New Notes, the "Notes"). The terms of the New Notes are identical to the terms of the Old Notes, except for certain transfer restrictions and registration rights relating to the Old Notes. The Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our subsidiaries (collectively, the "Guarantors"). We completed the exchange offer on March 9, 2000.

Upon the effectiveness of the registration statement relating to the Exchange Offer, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Further, in the event that at any time in the future we are not subject to the reporting requirements of the Exchange Act, we, for so long as any Notes are outstanding, will continue to file with the Securities and Exchange Commission and provide holders of the Notes with such information, documents and other reports specified in Sections 13 and 15(d) of the Exchange Act as we would have been required to file had we been subject to such reporting requirements.

    CANADIAN PLANT CLOSING

On January 31, 2000, we announced our intention to close our TiO2 plant in Tracy, Canada around mid-year 2000. We do not anticipate that the closing of this plant will have an adverse effect on our business or results of operations. The plant currently performs the later steps in the production process for a portion of the product produced at our European and South African TiO2 facilities. Because we now have the capacity to finish all our TiO2 product at our other facilities, we do not expect a decrease in our total TiO2 production due to this plant's closure.

    AUSTRALIAN ACQUISITION

On March 3, 2000, we announced our acquisition of the Orica Ltd. polyurethane business. Located in Deerpark, Australia, the business has sales in Australia, New Zealand and Southeast Asia. The business was formerly owned by ICI as part of their global polyurethane business. In 1999 the business had net sales of $33 million.

SPECIALTY CHEMICALS

    GENERAL

Our Specialty Chemicals business is comprised of the polyurethane chemicals business that we acquired from ICI and the propylene oxide business that we acquired from Huntsman Specialty.

We are one of the leading polyurethane chemicals producers in the world in terms of production capacity. We market a complete line of polyurethane chemicals, including methylene diphenyl diisocyanate ("MDI"), toluene diisocyanate ("TDI"), polyols, polyurethane systems and aniline, with an emphasis on MDI-based chemicals. We have the world's second largest production capacity of MDI and MDI-based polyurethane systems, with an estimated 24% global MDI market share. Our customers produce polyurethane products through the combination of an isocyanate, such as MDI or TDI, with polyols, which are derived largely from PO and ethylene oxide. Primary polyurethane end-uses include automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning, adhesives and other specialized engineering applications.

Our Specialty Chemicals business is recognized as an industry leader in utilizing state-of-the-art application technology to develop new polyurethane chemical products and applications. Approximately 30% of our 1999 polyurethane chemicals sales were generated from products and applications introduced in the last three years. Our rapid rate of new product and application development has led to a high rate of product substitution, which in turn has led to MDI sales volume growth for our business of approximately 9.2% per year over the past ten years, a rate in excess of the industry growth rate. Largely as a result of our technological expertise and history of product innovation, we have enjoyed long-term relationships with a diverse customer base.

We own the world's two largest MDI production facilities in terms of capacity, located in Rozenburg, Netherlands and Geismar, Louisiana. These facilities receive raw materials from our aniline facilities located in Wilton, U.K. and Geismar, Louisiana, which in the terms of production capacity are the world's two largest aniline facilities. Since 1996, over $500 million has been invested to significantly enhance our production capabilities through the rationalization of our older, less efficient facilities and the modernization of our newer facilities listed above.

We are one of three North American producers of propylene oxide ("PO"). Our customers process PO into derivative products such as polyols for polyurethane products, propylene glycol ("PG"), and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. Our PO business is also the third largest U.S. marketer of PG which is used primarily to produce unsaturated polyester resins for bath and shower enclosures and boat hulls, and to produce heat transfer fluids and solvents. As a co-product of our PO manufacturing process, we also produce methyl tertiary butyl ether ("MTBE"). MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline.

Our proprietary technology is utilized to manufacture PO and MTBE at our state-of-the-art facility in Port Neches, Texas. This facility, which is the most recently built PO manufacturing facility in North America, was designed and built under the supervision of Texaco and began commercial operations in August 1994. Since acquiring the facility in 1997, we have increased its PO capacity by approximately 30% through a series of low cost process improvement projects. The current capacity of the PO facility is approximately 525 million pounds of PO per year. We produce PG under a tolling arrangement with Huntsman Petrochemical Corporation, which has the capacity to produce approximately 120 million pounds of PG per year at a neighboring facility.

Our Specialty Chemicals business, on a pro forma basis, accounted for 48% and 46% of our net sales in 1999 and 1998 respectively. For 1997, 100% of Huntsman Specialty's revenues were from Specialty Chemicals.

    INDUSTRY OVERVIEW

The polyurethane chemicals industry is a $24 billion global market, consisting primarily of the manufacture and marketing of MDI, TDI and polyols. MDI is used primarily in rigid foam, conversely, TDI is used primarily in flexible foam applications. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. PO, one of the principal raw materials for polyurethane chemicals, is primarily used in consumer durables.

MDI. MDI has a substantially larger market size and a higher growth rate than TDI. MDI's leadership in the polyurethane chemicals market primarily results from its superior properties and ability to be used in a more diverse range of polyurethane applications as compared to TDI. Since 1992, the global consumption of MDI has grown at an average rate of 8.5%, which exceeds both GDP growth and TDI consumption growth during the same period. The U.S. and European markets consume the largest quantities of MDI. There are four major producers of MDI: Bayer, Huntsman ICI Chemicals, BASF and Dow. We believe it is unlikely that any new major producers of MDI will emerge due to the substantial requirements for entry such as the limited availability of licenses for MDI technology and the substantial capital commitment that is required to develop both the necessary technology and the infrastructure to manufacture and market MDI.

TDI. The TDI market generally grows at a rate consistent with GDP and exhibits relatively stable prices. The four largest TDI producers supply approximately 60% of global TDI demand. The consumers of TDI consist primarily of numerous small producers that manufacture flexible foam blocks sold as commodities for use as furniture cushions and mattresses. Flexible foam is typically the first polyurethane market to become established in developing countries, and, as a result, development of TDI demand typically precedes MDI demand.

POLYOLS. In the U.S., approximately 77% of all polyols produced are used in polyurethane foam applications. In 1998, approximately 50% of polyols were used to produce flexible foam blocks sold as commodities and the remaining 50% were sold as specialty products for use in various applications that meet the specific needs of individual customers. The creation of a broad spectrum of polyurethane products is made possible through the different combinations of the various polyols with MDI, TDI and other isocyanates. We believe that the market for specialty polyols that are reacted with MDI has been growing at approximately the same rate at which MDI consumption has been growing. We believe that the growth of consumption of commodity polyols has approximately paralleled the growth of global GDP.

ANILINE. Aniline is an intermediate chemical used primarily as a raw material to manufacture MDI. Approximately 80% of all aniline produced is consumed by MDI producers, while the remaining 20% is consumed by synthetic rubber and dye producers. Generally, most aniline produced is either consumed downstream by the producers of the aniline or is sold to third parties under long-term, sole supply contracts. The lack of a significant spot market for aniline means that in order to remain competitive, MDI manufacturers must either be integrated with an aniline manufacturing facility or have a long-term cost-competitive aniline supply contract.

PO. Demand for PO depends largely on overall economic demand, especially that of consumer durables. Consumption of PO in the U.S. represents approximately 40% of global consumption. Two U.S. producers, Lyondell and Dow, account for approximately 90% of North American PO production. We believe that Lyondell and Dow, have consumed approximately 50% and 70%, respectively, of their North American PO production in their North American downstream operations. MTBE. MTBE, a co-product of our PO production process, is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. Historically, the refining industry utilized tetra ethyl lead as the primary additive to increase the octane rating of gasoline until health concerns resulted in the removal of tetra ethyl lead from gasoline. This led to the increasing use of MTBE as a component in gasoline during the 1980s. U.S. consumption of MTBE, has grown at a compound annual rate of 15.2% in the 1990s due primarily to the implementation of federal environmental standards that require improved gasoline quality through the use of oxygenates. MTBE has experienced strong growth due to its ability to satisfy the oxygenation requirement of the Clean Air Act Amendments of 1990 with respect to exhaust emissions of carbon monoxide and hydrocarbon emissions from automobile engines. Some regions of the U.S. have adopted this oxygenate requirement to improve air quality even though they may not be mandated to do so by the Clean Air Act. While this trend has further increased MTBE consumption, the use of MTBE is becoming increasingly controversial and may be substantially curtailed by pending or future legislation or regulatory action. See "Business - MTBE Developments".

    SALES AND MARKETING

We manage a global sales force at 43 locations with a presence in 32 countries, which sells our polyurethane chemicals to over 2,000 customers in 67 countries. Our sales and technical resources are organized to support major regional markets, as well as key end-use markets which require a more global approach. These key end-use markets include the appliance, automotive, footwear, furniture, construction, binders and coatings, adhesives, sealants and elastomers ("CASE") industries.

Approximately 50% of our polyurethane chemicals sales are in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in a ready-to-use form. Our ability to supply polyurethane systems is a critical factor in our overall strategy to offer comprehensive product solutions to our customers. We have strategically located our polyol blending facilities, commonly referred to in the chemicals industry as "systems houses", close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We intend to increase the utilization of our systems houses to produce and market greater volumes of polyols and MDI polyol blends.

We have entered into contractual arrangements with Huntsman Corporation and Huntsman Petrochemical Corporation under which Huntsman Corporation provides us with all of the management, sales, marketing and production personnel required to operate our PO business. See "Item 13 - Certain Relationships and Related Transactions". We believe that the extensive market knowledge and industry experience of the sales executives and technical experts provided to us by Huntsman Corporation and Huntsman Petrochemical Corporation, in combination with our strong emphasis on customer relationships, has facilitated our ability to establish and maintain long-term customer contracts. Due to the specialized nature of our markets, our sales force must possess technical knowledge of our products and their applications. Our strategy is to continue to increase sales to existing customers and to attract new customers by providing quality products, reliable supply, competitive prices and superior customer service.

Based on current production levels, we have entered into long-term contracts to sell 100% of our PO to customers including Huntsman Petrochemical Corporation through 2007. Other contracts provide for the sale of 63% of our annual MTBE production in 2000 and 51% of our annual MTBE production from 2001 through March 2007. In addition, over 70% of our current annual PG production is sold pursuant to long-term contracts.

    MANUFACTURING AND OPERATIONS

Our primary facilities are located at Geismar, Louisiana; Port Neches, Texas; Rozenburg, Netherlands; and Wilton, U.K. Our Wilton facility currently has the largest production capacity for nitrobenzene and aniline in the world. Following the completion of an expansion project in the first quarter of 2000, the Geismar facility has the largest production capacity for nitrobenzene, aniline and MDI in the world.

The following chart provides information regarding the capacities of our primary facilities:

                                                         ANNUAL CAPACITIES (IN MILLIONS)
                             ----------------------------------------------------------------------------------------
          LOCATION               MDI      TDI  POLYOLS    ANILINE    NITROBENZENE      PO        PG          MTBE
-------------------------------------------------------------------------------------------------------- ------------
                                                              (pounds)                                    (GALLONS)
Geismar, Louisiana(a).......      840(a)     90     150        830(b)      1,100(b)
Port Neches, Texas..........                                                            525        120(c)      260
Wilton, U.K. ...............                                   640           880
Rozenburg, Netherlands......      550               100
                             ----------------------------------------------------------------------------------------
     TOTAL..................    1,390        90     250      1,470         1,980        525        120         260
                             ========================================================================================

(a) The Geismar facility is owned as follows: we own 100% of the MDI, TDI and polyol facilities, and Rubicon, Inc., a manufacturing joint venture with CK Witco in which we own 50%, owns the aniline and nitrobenzene facilities. Rubicon is a separate legal entity that operates both the assets that we own jointly with Witco and our wholly-owned assets at Geismar.

(b) We have the right to approximately 78% of this capacity under the Rubicon joint venture arrangements.

(c) We produce under a tolling arrangement with Huntsman Petrochemical Corporation.

Since 1996, over $500 million has been invested to improve and expand our MDI production capabilities through the rationalization of older, less efficient facilities and the modernization of newer facilities. We expect to pursue future plant expansions and capacity modification projects when justified by market conditions.

In addition to MDI, we produce TDI and polyols at our Geismar facility and polyols and polyol blends at our Rozenburg facility. We manufacture TDI and polyols primarily to support our MDI customers' requirements. We believe the combination of our PO business, which produces the major feedstock for polyols, with our polyols business creates an opportunity to expand our polyols business and market greater volumes of polyols through our existing sales network and customer base.

We use a proprietary manufacturing process to manufacture PO. We own or license all technology, know-how and patents developed and utilized at this facility. Our process reacts isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming tertiary butyl hydroperoxide ("TBHP") and tertiary butyl alcohol ("TBA") which are further processed into PO and MTBE. Because our PO production process is less expensive relative to other technologies and allows all of our PO co-products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

RUBICON JOINT VENTURE. We are a 50% joint venture owner, along with CK Witco, of Rubicon, Inc., which owns aniline, nitrobenzene and diphenlylamine ("DPA") manufacturing facilities in Geismar, Louisiana. In addition to operating our 100% owned MDI, TDI and polyol facilities at Geismar, Rubicon also operates the jointly-owned aniline, nitrobenzene and DPA facilities and is responsible for providing other auxiliary services to the entire Geismar complex. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon, and CK Witco is entitled to 100% of the DPA production. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain.

RAW MATERIALS. The primary raw materials for polyurethane chemicals are benzene and PO. Benzene is a widely-available commodity that is the primary feedstock for the production of MDI. Approximately one-third of the raw material costs of MDI is attributable to the cost of benzene. Our integration with our suppliers of benzene, nitrobenzene and aniline provides us with a competitively priced supply of feedstocks and reduces our exposure to supply interruption.

A major cost in the production of polyols is attributable to the costs of PO. We believe that the integration of our PO business with our polyurethane chemicals business will give us access to a competitively priced, strategic source of PO and the opportunity to further expand into the polyol market. The primary raw materials used in our PO production process are isobutane, propylene, methanol and oxygen, which accounted for 58%, 26%, 12%, and 4%, respectively, of total raw material costs in 1999. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, we purchase all of the propylene used in the production of our PO from Huntsman Petrochemical Corporation, through Huntsman Petrochemical Corporation's pipeline which is the only propylene pipeline connected to our PO facility.

   COMPETITION

The polyurethane chemicals business is characterized by a small number of competitors, including BASF, Bayer, Dow and Lyondell. While these competitors produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. We compete based on technological innovation, technical assistance, customer service, product reliability and price. In addition, our polyurethane chemicals business also differentiates itself from its competition in the MDI market in two ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance and our ability to react to customer needs, with the specific aim of obtaining new business through the solution of customer problems. Nearly all the North American PO production capacity is located in the U.S. and controlled by three producers, Lyondell, Dow, and ourselves. We compete based on price, product performance and service.

On November 16, 1999 Lyondell announced that their polyols business was being sold to Bayer. We do not believe that the transaction will have a material effect on our business.

   MTBE DEVELOPMENTS

The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state and federal initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the State of California has requested that the U.S. Environmental Protection Agency waive the federal oxygenated fuels requirements for gasoline sold in California. Separately, in 1999, the California Air Resources Board proposed regulations that would prohibit the addition of MTBE to gasoline after 2002. Several bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use in particular. In 1998, the EPA established a committee to review and provide recommendations concerning the requirements for oxygenated fuels in the Clean Air Act. The committee's findings were released to the public in 1999, and include, among other things, recommendations that (1) MTBE use be reduced substantially, (2) the U.S. Congress clarify federal and state authority to regulate or eliminate gasoline additives that threaten water supplies and (3) the U.S. Congress amend the Clean Air Act to remove certain of the oxygenated fuels requirements for reformulated gasoline. In a statement issued in response to these recommendations, the administrator of the EPA stated that the EPA would work with the U.S. Congress to craft a legislative solution that would allow for a significant reduction in MTBE use, while maintaining air quality. Also in 1999, the U.S. Senate passed a resolution calling for a phase out of MTBE. While this resolution has no binding legislative effect, there can be no assurance that future Congressional action will not result in a ban or other restrictions on MTBE use. On March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to similarly restrict MTBE under the Clean Air Act. Any phase-out of or prohibition against the use of MTBE in California (in which a significant amount of MTBE is consumed), in other states, or nationally could result in a significant reduction in demand for our MTBE and result in a material loss in revenues or material costs or expenditures.

While the environmental benefits of the inclusion of MTBE in gasoline are widely debated, we believe that there is no reasonable replacement for MTBE as an octane enhancer and, while its use may no longer be mandated, we believe that it will continue to be used as an octane enhancer as long as its use is not prohibited. We believe that our low production costs will put us in a favorable position relative to other higher cost sources of MTBE (primarily imports and on-purpose manufacturing facilities). In the event that there should be a phase-out, however, we believe we will be able to modify our PO production process to use our co-product TBA stream to produce saleable products other than MTBE, though the necessary modifications may require material capital expenditures and the sale of the other products may produce a lower level of cash flow than the sale of MTBE. Furthermore, we cannot give any assurance that we will not be named in litigation by citizens groups, municipalities or others relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

PETROCHEMICALS

   GENERAL

We are a highly-integrated European olefins and aromatics producer. Olefins, principally ethylene and propylene, are the largest volume basic petrochemicals and are the key building blocks from which many other chemicals are made. For example, olefins are used to manufacture most plastics, resins, adhesives, synthetic rubber and surfactants which are used in a variety of end-use applications. Aromatics are basic petrochemicals used in the manufacture of polyurethane chemicals, nylon, polyester fiber and a variety of plastics.

Our olefins facility at Wilton, U.K. is one of Europe's largest and lowest cost olefins facilities. Our Wilton facility has the capacity to produce approximately 1.9 billion pounds of ethylene, 880 million pounds of propylene and 200 million pounds of butadiene per year. The Wilton olefins facility benefits from its feedstock flexibility and superior logistics, which allows for the processing of naphthas, condensates and natural gas liquids ("NGL").

We produce aromatics at our two integrated manufacturing facilities located in Wilton, U.K. and North Tees, U.K. We are Europe's largest cyclohexane producer, second largest paraxylene producer and third largest benzene producer. We also produce cumene. We use all of the benzene produced by our aromatics business internally in the production of nitrobenzene for our polyurethane chemicals business and for the production of cyclohexane and cumene. The balance of our aromatics products are sold to several key customers. Our aromatics business has entered into a contract with Shell Trading International Limited for the purchase of reformate feedstock. This allowed us to close part of our aromatics facilities in the fourth quarter of 1999 permanently reducing fixed production costs while maintaining production of key products. We believe that this change will improve the future profitability of our aromatics business.

Our petrochemicals business, on a pro forma basis, accounted for 26% and 28% of our net sales in 1999 and 1998 respectively.

   INDUSTRY OVERVIEW

Petrochemical markets are essentially global commodity markets. However, the olefins market is subject to some regional price differences due to the limited inter-regional trade resulting from the high costs of product transportation. The global petrochemicals market is cyclical and is subject to pricing swings due to supply and demand imbalances, feedstock prices (primarily driven by crude oil prices) and general economic conditions. The following table sets forth the primary markets for our petrochemicals.


    PRODUCT                       MARKETS                                   END USES
    Ethylene      Polyethylene, ethylene oxide, polyvinyl          Packaging materials, plastics,
                          chloride, alpha olefins              housewares, beverage containers, personal care

   Propylene    Polypropylene, propylene oxide, acrylonitrile,  Clothing fibers, plastics, automotive parts,
                                isopropanol                       foams for bedding & furniture

    Benzene             Polyurethanes, polystyrene,            Appliances, automotive components, detergents,
                            cyclohexane, cumene                personal care, packaging materials, carpet

   Paraxylene               Polyester, purified                Fibers, textiles, beverage containers
                         terephthalic acid ("PTA")

The ethylene market in Western Europe is supplied by numerous producers, none of whom have a dominant position in terms of their share of Western European production capacity. The top three Western European producers of ethylene are Total-Fina-Elf, Dow Union Carbide and Enichem. Olefins capacity in Western Europe has expanded moderately in recent years primarily through implementation of low-cost process improvement projects at existing units. No greenfield olefins capacity has been constructed in Western Europe since 1994, and to our knowledge, no new olefins plants have been announced.

Like the ethylene market, the aromatics market, which is comprised of benzene and paraxylene, in Western Europe is characterized by numerous producers. The six largest Western European producers of benzene are Dow, Total-Fina-Elf, Shell, Enichem, Exxon and Huntsman ICI Chemicals.

Both the benzene and paraxylene markets are currently in a period of overcapacity. The increasing restrictions imposed by regulatory authorities on the aromatics content of gasoline in general, and the benzene content in particular, have led to an increase in supply of aromatics in recent years. In 1999, global paraxylene demand fell by 1.2% largely as a result of the recent Asian economic downturn, while global capacity rose by 8%.

   SALES AND MARKETING

In recent years, our sales and marketing efforts have focused on developing long-term contracts with customers to minimize our selling expenses and administration costs. In 1999, over 85% of our primary petrochemicals sales were made under long-term contracts. We delivered over 70% of our petrochemical products in 1999 by pipeline, and we delivered the balance of our products by road and ship to either the U.K. or export markets, primarily in continental Western Europe.

   MANUFACTURING AND OPERATIONS

We produce olefins at our facility in Wilton, U.K. In addition, we own and operate two integrated aromatics manufacturing facilities at our Wilton and North Tees sites at Teesside, U.K. Information regarding these facilities is set forth in the following chart:

   LOCATION                  PRODUCT          ANNUAL CAPACITY
---------------------------------------------------------------
                                            (MILLIONS OF POUNDS)
Wilton, U.K.                 Ethylene                     1,900
                             Propylene                      880
                             Butadiene                      200
                             Paraxylene                     750

North Tees, U.K.             Benzene                      1,125
                             Mixed xylenes                  990
                             Cyclohexane                    605
                             Cumene                         275
                             Ethylbenzene                    90

The Wilton olefins facility's flexible feedstock capability, which permits it to process naphtha, condensates and NGL feedstocks, allows us to take advantage of favorable feedstock prices arising from seasonal fluctuations or local availability. In addition to our manufacturing operations, we also operate an extensive logistics operations infrastructure in North Tees. This infrastructure includes both above and below ground storage facilities, jetties and logistics services on the River Tees. These operations reduce our raw material costs by providing greater access and flexibility for obtaining feedstocks.

In order to reduce costs and improve the cash performance of our aromatics business, we entered into a supply contract with Shell in 1999 to purchase large volumes of refinery by-product streams which are rich in aromatics. Beginning in the fourth quarter of 1999, we ceased production at our existing aromatics reformer unit and utilized the remaining assets to extract aromatics from purchased by-product streams and by-product streams produced at the Wilton olefins facility. As a result of this arrangement, we expect to realize a significant improvement in the cash performance of our aromatics business in the near term.

RAW MATERIALS. Teesside, situated on the North East coast of England, is near a substantial supply of oil, gas and chemical feedstocks. Due to our location at Teesside, we have the option to purchase feedstocks from a variety of sources. However, we have elected to procure the majority of our naphtha, condensates and NGLs from local producers, as they have been the most economical sources. In order to secure the optimal mix of the required quality and type of feedstock for our petrochemical operations at fully competitive prices, we regularly engage in the purchase and sale of feedstocks and hedging activities.

   COMPETITION

The markets in which our petrochemicals business operates are highly competitive. Our competitors in the olefins and aromatics business are frequently some of the world's largest chemical companies such as BP Amoco, Dow, Exxon and Shell. The primary factors for competition in this business are price, service and reliability of supply. The technology used in these businesses is widely available and licensed, though new entrants must make significant capital expenditures in order to participate in this market.

TITANIUM DIOXIDE

   GENERAL

Our TiO2 business, which operates under the tradename "Tioxide", has the largest production capacity for TiO2 in Europe, with an estimated 21% market share, and the third largest production capacity in the world, with an estimated market share of 14%. TiO2 is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, synthetic fibers and ceramics. In addition to its optical properties, TiO2 possesses traits such as stability, durability and non-toxicity, making it superior to other white pigments.

We offer an extensive range of products that are sold worldwide to over 3,000 customers in all major TiO2 end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our TiO2 business to service local customers, as well as global customers that require delivery to more than one location. Our TiO2 business has an aggregate annual capacity of approximately 570,000 tonnes at our nine production facilities. Five of our TiO2 manufacturing plants are located in Europe, two are in North America, including a 50% interest in a manufacturing joint venture with NL Industries, one is in Asia, and one is in South Africa (a 60% owned subsidiary).

We believe that we are one of the lowest cost TiO2 producers in the world. We have embarked on a comprehensive cost reduction program which has eliminated approximately $50 million of annualized cash costs since 1996, with an additional $30 million of annualized savings expected to be achieved by the end of 2001. As part of this program, we have reduced the number of product grades we produce, focusing on those with wider applications. This program has resulted in reduced total plant set-up times and further improved product quality, product consistency, customer service and profitability.

Our TiO2 business, on a pro forma basis, accounted for 26% of our net sales in both 1999 and 1998.

   INDUSTRY OVERVIEW

The historical long-term growth rate for global TiO2 consumption has been generally consistent with global GDP growth. Although short-term influences such as customer and producer stocking and de-stocking activities in response to changes in capacity utilization and price may distort this trend, over the long-term, GDP growth is the primary underlying factor influencing growth in TiO2 demand. The TiO2 industry experiences some seasonality in its sales because paint sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the first half of the year.

The global TiO2 market is characterized by a small number of large global producers. As of December 31, 1999, the TiO2 industry had six major producers, the top four of which (DuPont, Millennium Chemicals, Huntsman ICI Chemicals and NL Industries) account for 64% of the global market share. There has been recent industry consolidation as large global producers have acquired smaller, local producers. The TiO2 industry has substantial requirements for entry, including proprietary production technology and world scale assets requiring significant capital investment. No greenfield TiO2 capacity has been announced in the last few years. Based upon current price levels and the long lead times for planning, governmental approvals and construction, additional greenfield capacity is not expected in the near future.

On February 14, 2000, The Kemira Group announced that Kerr-McGee Chemicals would be acquiring its TiO2 plants in the U.S. and Netherlands. Following this transaction, the prior top four producers, plus Kerr-McGee, will account for approximately 80% of the global TiO2 market share.

There are two manufacturing processes for the production of TiO2, the sulfate process and the chloride process. Most recent capacity additions have employed the chloride process technology. However, the global distribution of sulfate and chloride-based TiO2 capacity varies by region, with the sulfate process being predominant in Europe, our primary market. The chloride process is the predominant process used in North America and both processes are used in Asia. We believe that approximately 50% of end-use applications can use pigments produced by either process.

   SALES AND MARKETING

Approximately 95% of our TiO2 sales are made through our direct sales and technical services network, enabling us to cooperate more closely with our customers and to respond to our increasingly global customer base. Our concentrated sales effort and local manufacturing presence have allowed us to achieve our leading market shares in a number of the countries where we manufacture TiO2, including the U.K., France, South Africa, Spain, Malaysia and Italy.

In addition, we have focused on marketing products to higher growth industries. For example, we believe that our TiO2 business is well-positioned to benefit from the projected growth in the plastics sector, which we expect to grow faster than the overall TiO2 market over the next several years. The table below summarizes the major end markets for our TiO2 products.

                              % OF 1999 SALES
        END MARKETS                VOLUME
Paints and Coatings                 58%
Plastics                            27%
Paper                                4%
Inks                                 5%

   MANUFACTURING AND OPERATIONS

Our TiO2 business has nine manufacturing sites in eight countries with a total estimated capacity of 570,000 tonnes per year. Approximately 75% of our TiO2 capacity is located in Western Europe. Our manufacturing plant in Tracy, Canada is a "finishing" plant, which performs the later steps in the production process for a portion of the product produced at our European and South African facilities. The following table presents information regarding our TiO2 facilities:

    LOCATION                      SITE                             ANNUAL CAPACITY          PROCESS
----------------------------------------------------------------------------------------------------
                                                                           (tonnes)
Western Europe               Calais, France                                 100,000          Sulfate
                             Greatham, U.K.                                  80,000         Chloride
                             Grimsby, U.K.                                   80,000          Sulfate
                             Huelva, Spain                                   80,000          Sulfate
                             Scarlino, Italy                                 80,000          Sulfate
North America                Lake Charles, Louisiana (1)                     60,000         Chloride
                             Tracy, Canada (2)                                  N/A        Finishing
Asia                         Teluk Kalung, Malaysia                          50,000          Sulfate
Southern Africa              Umbogintwini, South Africa (3)                  40,000          Sulfate
                                                             ----------------------
                                                                            570,000
                                                             ======================

(1) This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos Louisiana, Inc., a subsidiary of NL Industries, Inc. The capacity shown reflects our 50% interest in Louisiana Pigment Company.

(2) On January 31, 2000, we announced our intention to close the plant. Operations are expected to cease around mid-year 2000.

(3) This facility is owned by Tioxide Southern Africa (Pty) Limited, a company that is owned 60% by us and 40% by AECI. We operate this facility and are responsible for marketing 100% of the production.

JOINT VENTURES. We own a 50% interest in a manufacturing joint venture located in Lake Charles, Louisiana. The remaining 50% interest is held by our joint venture partner Kronos Louisiana, Inc., a wholly-owned subsidiary of NL Industries, Inc. We share production offtake and operating costs of the plant equally with Kronos, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation.

We also own a 60% interest in Tioxide Southern Africa (Pty) Limited, based in Umbogintwini, near Durban, South Africa. The remaining 40% interest is owned by AECI, a major South African chemicals and minerals company. We operate this facility and are responsible for marketing 100% of the production.

RAW MATERIALS. The primary raw materials used to produce TiO2 are titanium-bearing ores. There are a limited number of ore suppliers and we purchase ore under long-term supply contracts. The cost of titanium-bearing ores has been relatively stable in comparison to TiO2 prices.
Titanium-bearing ore represents approximately 40% of TiO2 pigment production costs.

TiO2 producers extract titanium from ores and process it into pigmentary TiO2 using either the chloride or sulfate process. Once an intermediate TiO2 pigment has been produced, it is "finished" into a product with specific performance characteristics for particular end-use applications. The finishing process is common to both the sulfate and chloride processes and is a major determinant of the final product's performance characteristics.

The sulfate process generally uses less-refined ores which are cheaper to purchase but produce more co-product than the chloride process. Co-products from both processes require treatment prior to disposal in order to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have aggressively developed and marketed the co-products of our TiO2 business.

   COMPETITION

The global markets in which our TiO2 business operates are highly competitive. The primary factors of competition are price, product quality and service. The TiO2 industry has recently undergone a consolidation process, where larger global producers have acquired smaller, regional producers. The major producers against whom we compete are DuPont, Millennium Chemicals, NL Industries and Kerr-McGee Chemicals. Our low production costs, combined with our presence in numerous local markets, give us a competitive advantage, particularly with respect to those global customers demanding presence in the various regions in which they conduct business.

SIGNIFICANT CUSTOMERS

In 1999, sales to ICI and its affiliates by our Specialty Chemicals, Petrochemicals and TiO2 businesses accounted for approximately 14% of our pro forma consolidated revenues. As a result of our transaction with ICI and Huntsman Specialty on June 30, 1999, ICI now indirectly owns 30% of our member equity units. See "Item 13 - Certain Relationships and Related Transactions" for a further discussion of our relationship with ICI.

RESEARCH AND DEVELOPMENT

Our PO business spent approximately $3 million on research and development for our products in both 1998 and 1997. In 1998 and 1997, an aggregate of approximately $65 million and $80 million, respectively on a pro forma basis, was spent by our polyurethane chemicals, petrochemicals and TiO2 businesses for research and development. We spent a total of $73 million on a pro forma basis in 1999 on research and development for all our businesses combined.

INTELLECTUAL PROPERTY RIGHTS

Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. For our PO business, we own approximately 140 U.S. patents, approximately 5 patent applications (including provisionals) currently pending at the United States Patent and Trademark Office, and approximately 425 foreign counterparts, including both issued patents and pending patent applications. For our TiO2 business, we have approximately 25 U.S. patents and pending patent applications, and approximately 375 foreign counterparts. For our polyurethane chemicals business, we own approximately 200 U.S. patents and pending patent applications, and approximately 2,200 foreign counterparts. For our petrochemicals business, we own approximately 3,400 patents and pending applications (both U.S. and foreign). We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position.

In addition to our own patents and patent applications and proprietary trade secrets and know-how, we have entered into certain licensing arrangements which authorize us to use certain trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. Our petrochemicals business primarily uses technology licensed from a number of suppliers. We have operated several generations of petrochemicals plants and have accumulated well developed proprietary know-how, some of which is patented, and technology which we apply to maintain and improve the performance of our existing asset base. We also license and sub-license certain intellectual property rights to affiliates and to third parties. In connection with our transaction with ICI and Huntsman Specialty (under the terms of a technology transfer agreement and a PO/MTBE technology transfer agreement), we have licensed back to ICI and Huntsman Corporation (on a non-exclusive basis) certain intellectual property rights for use in their respective retained businesses, and ICI and Huntsman Corporation have each licensed certain retained intellectual property to us.

For our Specialty Chemicals business, we have brand names for a number of our products, and we own approximately 25 U.S. trademark registrations and applications for registration currently pending at the United States Patent and Trademark Office, and approximately 1,200 foreign counterparts, including both registrations and applications for registration. For our TiO2 business, we have approximately 200 trademark registrations and pending applications, approximately 150 of which relate to the trademark "Tioxide". Our petrochemicals business is not dependent on the use of trademarks. We have entered into a trademark license agreement with each of Huntsman Corporation and ICI under which we have obtained, respectively, the rights to use the trademark "Huntsman" and the trademark "ICI", subject to certain restrictions, including, in the case of the "ICI" mark, that it will only be used as part of the combination "Huntsman ICI". The license to use the trademark "ICI" expires on June 30, 2000.

EMPLOYEES

We employ over 5,600 people. An additional 900 people are employed by two of our U.S. 50% joint ventures. Approximately 96% of our employees work outside the U.S. We have over 200 employees located in the U.S., none of whom are subject to collective bargaining agreements, approximately 2,100 employees in the U.K., 229 of whom are subject to collective bargaining agreements, and 3,200 employees elsewhere most of whom are subject to collective bargaining agreements. A collective bargaining agreement for our facility at Scarlino, Italy will be negotiated this year, with a second collective bargaining agreement at Scarlino to be renegotiated next year. Overall, we believe that our relations with our employees are good. In addition, Huntsman Corporation and Huntsman Petrochemical Corporation are providing operating, management and administrative services to us for our PO business similar to the services that it provided to Huntsman Specialty with respect to the PO business before it was transferred to us. See "Item 13 - Certain Relationships and Related Transactions."

ENVIRONMENTAL REGULATIONS

We are subject to extensive environmental laws. In the ordinary course of business, we are subject continually to environmental inspections and monitoring by governmental enforcement authorities. We may incur substantial costs, including fines, damages, and criminal or civil sanctions, for actual or alleged violations arising under environmental laws. In addition, our production facilities require operating permits that are subject to renewal, modification, and, in certain circumstances, revocation. Our operations involve the handling, transportation and use of numerous hazardous substances. From time to time, these operations may result in violations under environmental laws including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, we could incur material costs or experience interruption in our operations as a result of addressing and implementing measures to prevent such incidents in the future. In February 1999, hydrochloric acid was accidentally released from the Greatham facility into a nearby marsh that includes a conservation area. This matter is being investigated by the British Environmental Agency, which has issued a court summons for a hearing on this matter. We have an indemnity from ICI which we believe will cover, in large measure, our liability, if any, for this matter. In addition, the Texas Natural Resource Conservation Commission ("TNRCC") has issued certain notices of violation relating to air emissions and wastewater issues at the Port Neches facility, and filed an administrative petition with respect to certain of these violations on December 14, 1998. While these matters remain pending and could result in fines of over $100,000, we do not believe any of these matters will be material to us. However, given the nature of our business, we cannot give any assurance, that violations of environmental laws will not result in restrictions imposed on our activities, substantial fines, penalties, damages or other costs.

Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at our properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the European Union. For example, in the U.K., a new contaminated land regime is expected to come into effect shortly which will provide a detailed framework for the identification, management and remediation of contaminated sites. This law may increase governmental scrutiny of our U.K. facilities.

We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations at these or neighboring facilities. Based on available information and the indemnification rights that we possess (including indemnities provided by Huntsman Specialty and ICI for the facilities that each of them transferred to us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

We may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Capital expenditures are planned, for example, under national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive the majority of our plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may also incur material expenditures in complying with the EU Directive on Hazardous Waste Incineration beyond currently anticipated expenditures, particularly in relation to our Wilton facility. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Therefore, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws. See "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Environmental Matters".

ITEM 2.       PROPERTIES

We own or lease chemical manufacturing and research facilities in the locations indicated in the list below, which we currently believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and many foreign countries. Our principal executive offices, which are leased from Huntsman Corporation, are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our material owned or leased properties where manufacturing, blending, research and main office facilities are located.

     LOCATION                       DESCRIPTION OF FACILITY
Geismar, Louisiana             MDI, TDI, Nitrobenzene(1), Aniline(1) and
                               Polyols Manufacturing Facilities
Rozenburg, Netherlands(2)      MDI Manufacturing Facility, Polyols
                               Manufacturing Facilities and Systems House
Wilton, U.K.                   Aniline and Nitrobenzene Manufacturing Facilities
Shepton Mallet, U.K.           Polyester Polyols Manufacturing Facility
Peel, Canada (2)               Polyurethane Systems House
West Deptford, New Jersey      Polyurethane Systems House, Research Facility
                               and U.S. Regional Headquarters
Sterling Heights, Michigan(2)  Polyurethane Research Facility
Auburn Hills, Michigan(2)      Polyurethane Office Space and Research Facility
Deerpark, Australia (6)        Polyurethane Systems House
Cartagena, Colombia            Polyurethane Systems House
Deggendorf, Germany            Polyurethane Systems House
Ternate, Italy                 Polyurethane Systems House
Shanghai, China(2)             Polyurethane Systems House
Samuprakam, Thailand(2)        Polyurethane Systems House
Kuan Yin, Taiwan(2)            Polyurethane Systems House
Tlalnepantla, Mexico           Polyurethane Systems House
Everberg, Belgium              Polyurethane Research Facility, Global
                               Headquarters and European Headquarters
Gateway West, Singapore        Polyurethane Regional Headquarters
Port Neches, Texas             PO Manufacturing Facility
Austin, Texas                  PO/TBA Pilot Plant Facility
Wilton, U.K.                   Olefins and Aromatics Manufacturing Facilities
Teesport, U.K.(2)              Logistics/Storage Facility
North Tees, U.K.(2)            Aromatics Manufacturing Facility and
                               Logistics/Storage Facility
Saltholme, U.K.                Underground Cavity Storage Operations
Grimsby, U.K.                  TiO2 Manufacturing Facility
Greatham, U.K.                 TiO2 Manufacturing Facility
Calais, France                 TiO2 Manufacturing Facility
Huelva, Spain                  TiO2 Manufacturing Facility
Scarlino, Italy                TiO2 Manufacturing Facility
Teluk Kalung, Malaysia         TiO2 Manufacturing Facility
Lake Charles, Louisiana(3)     TiO2 Manufacturing Facility
Umbogintwini, South Africa(4)  TiO2 Manufacturing Facility
Tracy, Canada (5)              TiO2 Finishing Plant
Billingham, U.K.               TiO2 Research and Technical Facility

(1)  50% owned manufacturing joint venture with CK Witco.
(2)  Leased property.
(3) 50% owned manufacturing joint venture with Kronos Louisiana, Inc., a subsidiary of NL Industries, Inc.
(4)  60% owned subsidiary.
(5) We expect to close this facility in 2000. See "Item 1-Business-Recent Events-Canadian Plant Closing."
(6)  Acquired from Orica Ltd. on March 3, 2000.

ITEM 3.       LEGAL PROCEEDINGS

We are a party to various proceedings instituted by governmental authorities and others arising under provisions of applicable laws, including various environmental laws. Based in part on the indemnities provided to us by ICI and Huntsman Specialty in connection with their transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Item 1-Business - Environmental Regulations" for a discussion of two environmental proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, no matter was submitted to a vote of our security holders.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION

As of the date of this report, there was no established public trading market for any class of our member equity units.

HOLDERS

As of the date of this report, there was only one holder of record of our member equity units, Huntsman ICI Holdings LLC ("Holdings"). An indirect subsidiary of Huntsman Corporation owns 60% of the Holdings member equity units.

DISTRIBUTIONS

Pursuant to our Limited Liability Company Agreement and the Limited Liability Company Agreement of Holdings, we have a tax sharing arrangement with all of our and Holdings' member equity unit holders. Under the arrangement, because we are treated as a partnership for U.S. income tax purposes, we will make quarterly payments (with appropriate annual adjustments) to our parent, Holdings, which will in turn make payments to its member equity unit holders, in an amount equal to the U.S. federal and state income taxes we and Holdings would have paid had Holdings been a consolidated or unitary group for federal tax purposes.

Except in accordance with the above paragraph, our senior credit facilities restrict our ability to pay dividends or other distributions on our equity interests, including prohibiting us from making distributions to Holdings for the purpose of paying principal, interest or premium on Holdings' 13.375% Senior Discount Notes due 2009 (the "Senior Discount Notes") or its 8% Senior Subordinated Discount Notes due 2009 (the "Senior Subordinated Discount Notes"). The indenture governing our Notes, also places certain restrictions on our ability to pay dividends and make other distributions.

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth selected financial data for our company as of the dates and for the periods indicated. Information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                              (MILLIONS OF DOLLARS)
                         ------------------------------------------------------------------------------------------------
                                               HSCC PREDECESSOR COMPANY                TEXACO PREDECESSOR COMPANY
                                       ---------------------------------------  -----------------------------------------
                           SIX MONTHS   SIX MONTHS                 TEN MONTHS    TWO MONTHS
                             ENDED         ENDED     YEAR ENDED      ENDED          ENDED      YEAR ENDED    YEAR ENDED
                          DECEMBER 31,   JUNE 30,   DECEMBER 31,  DECEMBER 31,  FEBRUARY 28,  DECEMBER 31,  DECEMBER 31,
                              1999         1999         1998          1997          1997          1996          1995
                         ------------- ---------------------------------------  -----------------------------------------
Consolidated Statements
  of Operations Data:
      Revenues             $  1,997.3    $   192.0     $  338.7     $   348.5     $    61.0     $   415.0    $   327.0
      Operating income
         (loss)                 197.3         52.6         54.3          40.4          (5.7)         19.0         (3.0)
      Net income (loss)          80.6         21.5          9.4           3.0          (3.7)         12.0         (2.0)

Consolidated Balance
  Sheet Data:
     Working capital       $    456.7    $    32.6     $   30.4     $    40.4                   $    39.0    $    44.0
     Total assets             4,818.4        577.9        577.6         593.7                       292.0        243.0
     Long-term debt and
        other non-current
        liabilities           2,942.2        474.6        503.8         524.8                       287.0        250.0
    Members'/Stockholders'
        equity                1,104.0         49.8         30.6          25.3                         5.0         (7.0)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On June 30, 1999, we received capital contributions of cash and U.S. operating assets from our parent company, Holdings, a joint venture between Huntsman Specialty and ICI. With this capitalization, we acquired ICI's polyurethane chemicals, petrochemicals (including ICI's 80% interest in the Wilton olefins facility), and titanium dioxide businesses, and Huntsman Specialty's propylene oxide business. In addition, we acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals Limited ("BP") (together, the "Transaction").

We derive our revenues, earnings and cash flow from the manufacture and sale of a wide variety of specialty and commodity chemical products. These products are manufactured at facilities located in the Americas, Europe, Africa and Asia and are sold throughout the world. We manage our businesses in three segments: Specialty Chemicals (the former ICI polyurethanes and Huntsman Specialty propylene oxide businesses); Petrochemicals (the former ICI petrochemical business and the assets acquired from BP Chemicals); and Tioxide (the former ICI titanium dioxide business).

The profitability of our three principal business segments are impacted to varying degrees by economic conditions, prices of raw materials, customers' inventory levels, global supply and demand pressures as well as other seasonal and, to a limited extent, cyclical factors. Generally, the global market for our Specialty Chemicals products have grown at rates in excess of global GDP growth, while the demand of our Petrochemical and Tioxide products have historically grown at rates that are approximately equal to global GDP growth.

Huntsman Specialty is considered the acquirer and predecessor of the businesses transferred to us in the Transaction. The Transaction also resulted in the implementation of a new basis of accounting, resulting in new carrying values for the transferred ICI and BP Chemicals businesses. Our consolidated financial statements reflect this new basis of accounting beginning with the date of the Transaction as follows (in millions of dollars):

                                                                                                             TEXACO
                                                                       HUNTSMAN SPECIALTY                  PREDECESSOR
                                                                      PREDECESSOR COMPANY                    COMPANY
                                                        ----------------------------------------------  -----------------
                                           SIX MONTHS                                     TEN MONTHS       TWO MONTHS
                                             ENDED         SIX MONTHS     YEAR ENDED         ENDED            ENDED
                                          DECEMBER 31,   ENDED JUNE 30,  DECEMBER 31,     DECEMBER 31,    FEBRUARY 28,
                                              1999            1999            1998           1997              1997
                                        --------------  ----------------------------------------------  -----------------
Revenues                                $     1,997.3    $      192.0   $      338.7    $       348.5   $         61.0
Cost of goods sold                            1,602.0           134.1          276.6            300.0             64.9
                                        --------------  ----------------------------------------------  -----------------
Gross profit (loss)                             395.3            57.9           62.1             48.5             (3.9)
Expenses of selling, general and
     administrative, research
     and development                            198.0             5.3            7.8              8.1              1.8
                                        --------------  ----------------------------------------------  -----------------
Operating income (loss)                         197.3            52.6           54.3             40.4             (5.7)
Interest expense, net                           104.0            18.0           39.9             35.5                -
Other income (expense)                            6.5               -            0.8                -                -
                                        --------------  ----------------------------------------------  -----------------
Net income (loss) before income taxes
    and minority interest                        99.8            34.6           15.2              4.9             (5.7)
Income tax expense (benefit)                     18.2            13.1            5.8              1.9             (2.0)
Minority interests in subsidiaries                1.0               -              -                -                -
                                        --------------  ----------------------------------------------  -----------------
Net income (loss)                       $        80.6    $       21.5   $        9.4    $         3.0   $         (3.7)
                                        ==============  ==============================================  =================

1999 (PRO FORMA) COMPARED TO 1998 (PRO FORMA)

In order to present data which is useful for comparative purposes, the following pro forma tabular data for 1999 and 1998 and related discussion, have been prepared as if this Transaction (excluding the acquisition of 20% of the Wilton olefins facility in June 1999 from BP Chemicals) had taken place in January 1998. These results do not necessarily reflect the results which would have been obtained if the Transaction actually occurred on the date indicated, or the results which may be expected in the future.

                                                                             (MILLIONS OF DOLLARS)
                                                                      1999 PRO FORMA        1998 PRO FORMA
                                                                    -----------------  --------------------
Specialty Chemicals sales                                             $         1,855     $           1,691
Petrochemical sales                                                             1,022                 1,029
Tioxide sales                                                                     991                   951
                                                                    -----------------  --------------------
Total revenues                                                                  3,868                 3,671
Cost of goods sold                                                              3,096                 3,014
                                                                    -----------------  --------------------
Gross profit                                                                      772                   657
Expenses of selling, general, administrative,
  research and development                                                        409                   421
                                                                    -----------------  --------------------
Operating income                                                                  363                   236
Interest expense, net                                                             216                   225
Other income                                                                        6                     9
                                                                    ----------------- ---------------------
Net loss before income taxes and minority interest                                153                    20
Income tax expense                                                                 25                     5
Minority interests in subsidiaries                                                  1                     2
                                                                    -----------------  --------------------
Net income                                                            $           127     $              13
                                                                    =================  ====================

Depreciation and amortization                                         $           200     $             179
                                                                    =================  ====================

Pro forma EBITDA (1)                                                  $           569     $             424
Net reduction in corporate overhead allocation
  and insurance expenses                                                           11                    21
Impact of PO facility turnaround and inspection                                     -                    19
Rationalization of TiO2 operations                                                  5                    17
                                                                    ----------------- ---------------------
Pro forma adjusted EBITDA                                             $           585     $             481
                                                                    ================= =====================

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by GAAP or as a measure of a company's profitability or liquidity. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

   REVENUES. Revenues for the business in 1999 increased by $197 million, or 5%, to $3,868 million from $3,671 million during 1998.

SPECIALTY CHEMICALS - Total MDI sales volumes increased by 11% from the 1998 period. A strong recovery in the Asian economies led to an increase in sales volumes of 27%, while in Europe and the Americas sales volumes grew by 7% and 13%, respectively. Polyol sales volumes also grew by 9%, but Aniline sales fell by 16% as more product was consumed in MDI production. PO sales volumes increased by 16% due largely to the testing and inspection period in 1998 during which the plant was shut down for two months. Average sales prices of MTBE increased by 20% compared to 1998 due largely to higher gasoline and crude oil prices. These gains were partially offset by a decrease in average selling prices for MDI and Polyols compared to 1998.

PETROCHEMICALS - Sales volumes of ethylene and propylene increased by 12% and 5% respectively, these increases were almost entirely due to the additional olefins capacity acquired from BP Chemicals on June 30, 1999 which are not reflected in the proforma information for periods prior to June 30, 1999. In aromatics, paraxylene volumes rose by 12% but the impact of this gain was more than offset by a 66% fall in cumene sales volumes following production problems that have now been rectified. Selling prices in local currency rose in response to increases in feedstock prices - ethylene, propylene and paraxylene prices were higher by 3%, 5% and 4%, respectively. Sales revenues from feedstock trading fell by $46 million, mainly due to the cessation of crude oil trading from the date of the Transaction.

TIOXIDE - Sales volumes increased by 7% compared to the 1998 period due largely to strengthening Asian and European markets. These gains were offset by a fall in average sales prices of 2%, largely due to currency movements. Prices declined from a peak in the fourth quarter of, 1998 to a low in mid-1999, before recovering later in 1999 as the market tightened and announced price increases began to take affect.

   GROSS PROFIT. Gross profit in 1999 increased by $115 million, or 18%, to $772 million from $657 million in 1998.

SPECIALTY CHEMICALS - MDI and Polyols benefitted from increased sales volumes as well as from a reduction in average raw material costs. Prices of the major raw materials of MDI, benzene and chlorine, declined from a peak at the beginning of 1998 throughout that period and reached a low in the first quarter of 1999 from which they have increased throughout the remainder of 1999. Fixed production costs were lower in 1999 largely attributable to reduced maintenance expenditures. The increased gross profit in PO was attributable to significantly higher PO and MTBE production rates and MTBE selling prices compared to 1998.

PETROCHEMICALS - Petrochemicals gross profit was improved by a reduction in the amount of purchased finished product for resale. The impact of an increase in the cost of the main raw material, naphtha, was mitigated by hedging activities.

TIOXIDE - The benefit of increased volumes was primarily offset by lower sales prices in 1999.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDING RESEARCH AND DEVELOPMENT EXPENSES). Selling, general and administrative expenses (including research and development expenses) ("SG&A") in 1999 decreased by $12 million, or 3%, to $409 million from $421 million in 1998.

SPECIALTY CHEMICALS - In Specialty Chemicals there was an increase in SG&A due to non-capitalizable administrative expenses relating to the polyurethanes MDI project expansion at the Geismar, Louisiana facility in 1999.

PETROCHEMICALS - In Petrochemicals lower corporate charges and reduced expenditures on insurance and consultancy fees produced a sharply lower SG&A charge.

TIOXIDE - The decrease in SG&A was primarily due to restructuring activities within selling organizations in Europe and Asia Pacific.

   INTEREST EXPENSE. Net interest expense in 1999 was relatively unchanged from 1998.

   INCOME TAXES. Income taxes in 1999 increased by $20 million, to $25 million from $5 million in 1998. Higher taxes were due primarily to higher earnings for the period. The effective income tax rate declined in 1999 from 1998 due to a greater share of the income being earned in the U.S., which income is not subject to U.S. Federal income tax at the company level.

   NET INCOME. Net income in 1999 increased by $114 million to $127 million from $13 million during 1998 as a result of the factors discussed above.

1998 (ACTUAL) COMPARED TO 1997 (PRO FORMA)

The financial information for the year ended December 31, 1997 discussed below is presented on a pro forma basis as if the acquisition by Huntsman Specialty of the PO business from Texaco Chemical had occurred on January 1, 1997. Prior to the acquisition on March 31, 1997, Texaco Chemical leased substantially all of the plant and equipment of the PO business under an operating lease agreement. The pro forma adjustments consist primarily of adjustments to reflect the plant and equipment as if owned and not leased, interest expense related to the financing to acquire Texaco Chemical and related income tax adjustments.

The actual results for the year ended December 31, 1998 and pro forma results for the year ended December 31, 1997, are illustrated below.

                                                                   (MILLIONS OF DOLLARS)
                                                                                      PRO FORMA
                                                          YEAR ENDED                 YEAR ENDED
                                                       DECEMBER 31, 1998         DECEMBER 31, 1997
                                                    -----------------------    ----------------------
Revenues                                            $                   339    $                  409
Cost of goods sold                                                      277                       364
                                                    -----------------------    ----------------------
Gross profit                                                             62                        45
Expenses of selling, general, administrative,
    research and development                                              8                        10
                                                    -----------------------    ----------------------
Operating income                                                         54                        35
Interest expense - net                                                   40                        42
Other income                                                              1                         -
                                                    -----------------------    ----------------------
Income (loss) before income tax                                          15                        (7)
Income tax expense (benefit)                                              6                        (2)
                                                    -----------------------    ----------------------
Net income (loss)                                   $                     9    $                   (5)
                                                    =======================    ======================

   REVENUES. Revenues for our PO business in 1998 decreased by $70 million, or 17%, to $339 million from $409 million in 1997. Lower revenues from the sale of MTBE and by products were partially offset by higher PG revenues. MTBE revenues declined as a result of a 25% decline in average sales prices and a 10% decline in sales volumes. Higher PG revenues were a result of a 68% increase in sales volumes, partially offset by a 10% decline in average selling prices. Revenues from the sale of PO remained essentially unchanged as a 1% decline in sales volume was offset by a 1% increase in average sales prices. Higher average PO sales prices were a result of higher tolling fees. PO and MTBE sales volumes were negatively impacted by a 49 day turnaround and inspection ("T&I") period which occurred during 1998.

   GROSS PROFIT. Gross profit in 1998 increased by $17 million, or 38%, to $62 million from $45 million in 1997. The increase was a result of significantly lower costs of raw materials used to produce MTBE as the cost of isobutane and methanol declined significantly as compared to 1997. Gross margin was negatively impacted by the T&I mentioned above.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDING RESEARCH AND DEVELOPMENT EXPENSES). SG&A in 1998 decreased by $2 million, or 20%, to $8 million from $10 million in 1997. Lower SG&A expenses were a result of ongoing expense reduction initiatives which have been instituted since the acquisition of the PO business by Huntsman Specialty in March 1997.

   INTEREST EXPENSE. Net interest expense in 1998 declined by $2 million, or 5%, to $40 million from $42 million in 1997. Lower interest expense was a result of the repayment of debt and lower interest rates during 1998 as compared to 1997.

   NET INCOME. Net income in 1998 increased by $14 million to $9 million as compared to a net loss of $5 million in 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

   LIQUIDITY

Contemporaneous with the closing of the Transaction, our company and Holdings took the following actions:

         -        We issued $807 million of Notes.

         - We entered into the senior secured credit facilities which provide for borrowings of up to $2,070 million, including $400 million under a revolving facility. The credit facilities are secured by a first priority perfected lien on substantially all of our assets.

         - Holdings issued the Senior Discount Notes and the Senior Subordinated Discount Notes to ICI.

         - Holdings received $90 million from institutional investors and contributed it to us.

As of December 31, 1999, we had approximately $376 million available under our revolving credit facility and approximately $139 million in available cash balances. We also maintain $80 million of short-term overdraft facilities, of which $80 million was available as of December 31, 1999. We anticipate that borrowings under the credit facilities and cash flow from operations will be sufficient for us to make required payments of principal and interest on our debt when due, as well as to fund capital expenditures.

   CAPITAL EXPENDITURES

Capital expenditures for our businesses for the six months ended December 31, 1999 were $132 million. In 1999, the major capital expenditures were related to the capacity expansion program at our Geismar, Louisiana facility which was completed in the first quarter of 2000. In addition to completion of the Geismar expansion, various other small capacity expansion projects are planned for 2000. Also, the next phase of funding has been approved to build a sister plant to the Tioxide Icon pigment facility at Greatham near Hartlepool, UK. We estimate our total capital expenditures for 2000, including expenditures relating to environmental compliance, to be between $225 million and $250 million.

   ENVIRONMENTAL MATTERS

The operations of any chemical manufacturing plant and the distribution of chemical products, and the related production of co-products and wastes, entail risk of adverse environmental effects, and therefore, we are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject continually to environmental inspections and monitoring by governmental enforcement authorities. The ultimate costs under environmental laws and the timing of such costs are difficult to predict; however, potentially significant expenditures could be required in order to comply with existing or future environmental laws.

Our capital expenditures relating to environmental matters for the six months ended December 31, 1999 were approximately $18 million. Capital costs in 2000 are expected to remain at a comparable (annualized) level for environmental matters. Anticipated capital expenditures include, for example, costs to comply with national legislation implementing the European Union Directive on Integrated Pollution Prevention and Control. Under this directive, the majority of our plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs could be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may incur material expenditures in complying with the European Union Directive on Hazardous Waste Incineration beyond currently anticipated expenditures, particularly in relation to our Wilton facility. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation of specific standards which impose requirements on our operations. Therefore, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No.133 established accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No.133 is effective for financial statements for the year ending December 31, 2001. The Company is currently evaluating the effects of SFAS No.133 on its financial statements.

YEAR 2000

The "Year 2000 problem" is the result of computer programs and embedded computer chips being designed to read and store dates using only the last two digits of the year rather than four digits to define the applicable year and therefore may not correctly recognize date changes such as the change from December 31, 1999 to January 1, 2000. This could result in a systems failure. The Year 2000 problem is believed to affect virtually all companies and organizations which include us as well as our key suppliers and customers. Our failure, or the failure of our key suppliers or customers, to address this issue could adversely affect our operations.

   RISKS

It is not possible to predict with certainty all the adverse effects that could arise as a result of our failure, or the failure of third parties upon which we rely, to become Year 2000 ready, or whether such effects would have a material adverse effect on any or all of our businesses. In light of our Year 2000 preparations and contingency plans, we believe that a Year 2000-related system failure will not cause our businesses to suffer significantly as a result. However, if our systems encounter Year 2000 problems which cannot be mitigated by our contingency plans, or if one or more of our significant third party providers is unable to provide services due to a Year 2000 problem (e.g. the disruption of services forcing a shutdown of all or part of our manufacturing processes), our business, financial condition, results of operations or cash flows could suffer a material adverse effect.

As of the date of this report , we have not experienced any significant Year 2000 problems with any critical system, disruption to the Company's operations, or negative impact to our businesses.

   COSTS

As of December 31, 1999, in accordance with our Year 2000 preparations, we spent approximately $165,000 for our PO business and approximately $20.1 million for our petrochemicals, polyurethane chemicals and TiO2 businesses combined. We expect to have additional expenses of approximately $35,000 in 2000. The costs of our Year 2000 readiness program are based on our current best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources and the continued progression toward the implementation of procedures at various facilities. There can be no assurance that these estimates will prove to be accurate and, therefore, actual results could differ materially from those anticipated. Specific factors that could cause material differences with actual results include, but are not limited to, the results of testing and the timeliness and effectiveness of remediation efforts of third parties.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," or "anticipates", or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

   SUBSTANTIAL DEBT. We have incurred substantial debt to acquire our businesses. A substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt. In addition, our high degree of debt may make it difficult for us to obtain additional financing. Some of our debt is subject to variable interest rates, which makes us vulnerable to interest rate increases. Our debt may limit our flexibility to adjusting to changing market conditions and our ability to withstand competitive pressures.

   DEPENDENCE ON JOINT VENTURES. We conduct a substantial amount of our operations through our joint ventures. Our ability to meet our debt service obligations depends, in part, upon the operation of our joint ventures. The failure of any of our joint venture partners to observe its commitments and differences in views among the partners may have an adverse effect on the business and operations of the joint ventures, adversely affecting our business and operations.

   INTEGRATION OF BUSINESSES. Prior to the Transaction, we did not own a majority of our assets. In order to receive the full benefit of the businesses transferred to us, we must be able to integrate our businesses effectively. The failure to do so could adversely affect our business.

   CYCLICAL NATURE OF INDUSTRY. Historically, the markets for some of our products, including most of the products of our petrochemicals business, have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. Currently, several of our markets are experiencing periods of oversupply, and the pricing of our products in these markets is depressed. We cannot guarantee that future growth in demand for these products will be sufficient to alleviate any existing or future conditions of excess industry capacity or that such conditions will not be sustained or further aggravated by anticipated or unanticipated capacity additions or other events.

   RAW MATERIAL SUPPLY. The prices for a large portion of our raw materials are similarly cyclical. Our ability to pass on increases in the cost of raw materials to our customers is, to a large extent, dependent upon market conditions. There may be periods of time in which we are not able to recover increases in the cost of raw materials due to weakness in demand for or oversupply of our products. Additionally, we obtain some of our raw materials from a few key suppliers. If any of our key suppliers fails to meet its obligations, we may be forced to pay higher prices to obtain additional raw materials, if such raw materials are available at all. Accordingly, any interruption in supply or price increase for our raw materials could adversely affect our business and operations.

   COMPETITION. The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies are able to produce products more economically than we can. If any of our current or future competitors develop proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, because certain of our businesses use technology that is widely available, or if we cannot protect our proprietary technology, new competitors could emerge in certain product segments of our business. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand this role significantly in the future. Any of these developments could have a significant impact on our ability to enjoy higher profit margins during periods of increased demand.

   ENVIRONMENTAL REGULATIONS. We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the use or cleanup of hazardous substances and wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and investigation and clean-up expenses, or experience interruptions in our operations for actual or alleged violations arising under any environmental laws. In addition, we could incur significant expenditures in order to comply with existing or future environmental laws. Furthermore, several state and federal initiatives and legislation to rescind the oxygenate requirements for reformulated gasoline, or to restrict or prohibit the use of MTBE in particular, have been enacted or proposed. Any such environmental costs or any phase-out of or prohibition against the use of MTBE could have a material adverse effect on our business and operations.

   INTERNATIONAL OPERATIONS. We conduct a significant portion of our business outside the United States. Our operations outside the United States are subject to risks normally associated with international operations. Our business could be negatively effected by these risks, which include fluctuations in exchange rates for foreign currencies, trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks, required compliance with a variety of foreign laws, and the difficulty of enforcing agreements and collecting receivables through foreign legal systems.

    OTHER FACTORS. In addition to the factors described above, we face a number of other uncertainties, including:

         -        inability to obtain new customers or retain existing ones,

         -        conflicts of interest between Huntsman Corporation and ICI,

         - significant changes in our relationship with our employees and the potential adverse effects labor disputes or grievances would occur, and

         - unavailability of, and substantial delays in, transportation of raw materials and products.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk, including changes in interest rates, currency exchange rates, and certain commodity prices. Our exposure to foreign currency market risk is limited since sales prices are typically denominated in Euros or US dollars. To the extent we have material foreign currency exposure on known transactions, hedges are put in place monthly to mitigate such market risk. Our exposure to changing commodity prices is also limited (on an annual basis) since the majority of raw material is acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Historically, the businesses transferred to us by ICI have managed the majority of their foreign currency exposures by entering into short-term forward foreign exchange contracts with ICI. In addition, short-term exposures to changing foreign currency exchange rates at certain of our foreign subsidiaries were managed, and will continue to be managed, through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions. While the overall extent of our currency hedging activities has not changed significantly, we have altered the scope of our currency hedging activities to reflect the currency denomination of our cash flows. In addition, we are now conducting our currency hedging activities for our exposures arising in connection with the businesses transferred to us by ICI with various financial institutions. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 1999, we have outstanding in the notional amount of approximately $13 million equivalent of foreign exchange forward contracts with third party banks with final settlement of not more than 60 days. Predominantly our hedging activity is to sell forward the majority of our surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in year-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

Historically, Huntsman Specialty used interest rate swaps, caps and collar transactions entered into with various financial institutions to hedge against the movements in market interest rates associated with its floating rate debt obligations. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Under the terms of our senior secured credit facilities, we are required to hedge a significant portion of our floating rate debt. As a result, we have entered into approximately $650 million notional amount of interest rate swap, cap and collar transactions, approximately $600 million of which have terms ranging from approximately three years to five years. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.50% to approximately 7.00%. The U.S. dollar collar transactions carry floors ranging from 5.00% to 6.00% and caps ranging from 6.60% to 7.50%. We have also entered into a Euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.3%. Assuming a 1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $14 million. This increase would be reduced by approximately $4 million as a result of the effects of the interest rate swap, cap and collar transactions described above.

In order to reduce our overall raw material costs, our petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At December 31, 1999, the Company had forward purchase contracts for 132,000 metric tons of naphtha and propane, which qualify for hedge accounting. In addition, at December 31, 1999, the Company had forward purchase and sales contracts for 137,000 and 177,000 tons (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase and a 10% decrease in the price per ton of naphtha, the change would result in a net hypothetical gain and loss of approximately $5 million and $1 million respectively.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our external accountants, Deloitte & Touche LLP, or disagreements with them on matters of accounting or financial disclosure.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Members of our current board of managers and executive officers are listed below. The members of the board of managers are appointed by the owner of our common equity interests and hold office until their successors are duly appointed and qualified. All officers serve at the pleasure of our board of managers.

Board of Managers and Executive Officers


      NAME                       AGE                  POSITION
--------------------------------------------------------------------------------------------
Jon M. Huntsman*                  62   Chairman of the Board of Managers, Chief Executive
                                       Officer and Manager
Jon M. Huntsman, Jr.*             39   Vice Chairman and Manager
Peter R. Huntsman*                37   President, Chief Operating Officer and Manager
Patrick W. Thomas                 42   President--Specialty Chemicals Division
Douglas A. L. Coombs              59   President--Tioxide Division
J. Kimo Esplin                    37   Executive Vice President and Chief Financial Officer
Thomas G. Fisher                  51   Executive Vice President--Tioxide
Michael J. Kern                   50   Executive Vice President--Manufacturing
Robert B. Lence                   42   Executive Vice President, General Counsel and
                                       Secretary
Donald J. Stanutz                 49   Executive Vice President--Specialty Chemicals
L. Russell Healy                  44   Senior Vice President and Finance Director
Karen H. Huntsman*                61   Vice President
William M. Chapman, Jr.           58   Vice President--Human Resources
Curtis C. Dowd                    40   Vice President--Corporate Development
James A. Huffman*                 31   Vice President--Strategic Planning
Kevin J. Ninow                    37   Vice President--Petrochemicals Manufacturing
Martin F. Petersen                39   Vice President and Treasurer
John B. Prows                     46   Vice President--Petrochemicals
Samuel D. Scruggs                 40   Vice President--Deputy General Counsel
Graham Thompson                   48   Vice President and Controller


*Such persons are related as follows: Karen H. Huntsman is the wife of Jon M. Huntsman. Jon M. Huntsman and Karen H. Huntsman are the parents of Jon M. Huntsman, Jr. and Peter R. Huntsman. James A. Huffman is a son-in-law of Jon
M. Huntsman and Karen H. Huntsman and brother-in-law of Jon M. Huntsman, Jr. and Peter R. Huntsman.

JON M. HUNTSMAN is Chairman of the Board of Managers and Chief Executive Officer of both Huntsman ICI Chemicals and Huntsman ICI Holdings. He has been Chairman of the Board and Chief Executive Officer of Huntsman Corporation and all Huntsman companies since he founded his first company in 1970. In addition, Mr. Huntsman serves or has served on numerous corporate and industry boards, the Chemical Manufacturers Association and the American Polymers Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce.

JON M. HUNTSMAN, JR. is Vice Chairman and a Manager of both Huntsman ICI Chemicals and Huntsman ICI Holdings. Mr. Huntsman, Jr. serves as Vice Chairman and Director of Huntsman Corporation. Mr. Huntsman serves on the board of directors of Owens-Corning Corporation and on numerous corporate and not-for-profit boards. Previously, Mr. Huntsman, Jr. was Senior Vice President and General Manager of Huntsman Chemical Corporation. Later he served as U.S. Deputy Assistant Secretary of Commerce in the International Trade Administration, U.S. Deputy Assistant Secretary for East Asia and Pacific Affairs and as the United States Ambassador to the Republic of Singapore. Mr. Huntsman, Jr. also serves as President of the Huntsman Cancer Foundation.

PETER R. HUNTSMAN is President, Chief Operating Officer and a Manager of both Huntsman ICI Chemicals and Huntsman ICI Holdings. He also serves as President, Chief Operating Officer and a Director of Huntsman Corporation. Previously,

Mr. Huntsman was Senior Vice President of Huntsman Chemical Corporation and a Senior Vice President of Huntsman Packaging Corporation. Mr. Huntsman also served as Vice President--Purchasing for Huntsman Polypropylene Corporation, and Senior Vice President and General Manager of Huntsman Polypropylene Corporation.

PATRICK W. THOMAS is President--Specialty Chemicals Division. Since joining ICI in 1982, Mr. Thomas has held numerous management positions with ICI, including Polyurethanes Business Director, Europe from 1993 to 1997, Polyurethanes International Marketing and Planning Manager from 1991 to 1993 and Polyurethanes Business Engineering & Investment Manager from 1989 to 1991.

DOUGLAS A. L. COOMBS is President--Tioxide Division. Mr. Coombs held the post of Chairman & Chief Executive Officer of Tioxide Group from 1996 through June 1999. Mr. Coombs has held a number of management positions with ICI over the last 35 years.

J. KIMO ESPLIN is Executive Vice President and Chief Financial Officer. Mr. Esplin also serves as Senior Vice President and Chief Financial Officer of Huntsman Corporation. Previously, Mr. Esplin served as Treasurer of Huntsman Corporation. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years.

THOMAS G. FISHER is Executive Vice President--Tioxide. Mr. Fisher also serves as Senior Vice President of Huntsman Corporation. Mr. Fisher has held several positions with Huntsman that have included the overall management for Huntsman's PO, maleic anhydride, ethylene oxide, ethylene glycol and butadiene businesses. Prior to joining Huntsman in 1994, Mr. Fisher served in a variety of management positions with Texaco Chemical Company.

MICHAEL J. KERN is Executive Vice President--Manufacturing. Mr. Kern also serves as Senior Vice President--Manufacturing for Huntsman Corporation. Prior to joining Huntsman, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager--Jefferson County Operations from April 1993 until joining the Company, Plant Manager of Port Neches facility from August 1992 to March 1993, Manager of the PO/MTBE project from October 1989 to July 1992, and Manager of Oxides and Olefins from April 1988 to September 1989.

ROBERT B. LENCE is Executive Vice President, General Counsel and Secretary. Mr. Lence also serves as Senior Vice President and General Counsel of Huntsman Corporation. Mr. Lence joined Huntsman in December 1991 from Van Cott, Bagley, Cornwall & McCarthy, a Salt Lake City law firm, where he was a partner.

DONALD J. STANUTZ is Executive Vice President--Specialty Chemicals. Mr. Stanutz also serves as Senior Vice President of Huntsman Corporation. Mr. Stanutz has held several positions with Huntsman that have included the overall management for Huntsman's performance chemicals business, specialty polymers business and olefins, oxides and glycols business. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

L. RUSSELL HEALY is Senior Vice President and Finance Director. Mr. Healy also serves as Vice President--Finance for Huntsman Corporation. Previously, Mr. Healy served as Vice President--Tax for Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Healy was a partner in the accounting firm of Deloitte and Touche, LLP. Mr. Healy is a CPA and holds a masters degree in accounting.

KAREN H. HUNTSMAN is Vice President. Mrs. Huntsman performs an active role in all the Huntsman Corporation businesses and currently serves as an officer and/or board member for many of the Huntsman companies. By appointment of the Governor of the State of Utah, Mrs. Huntsman serves as a member of the Utah State Board of Regents. She also serves on the boards of directors of various corporate and not-for-profit entities, including First Security Corporation.

WILLIAM M. CHAPMAN, JR. is Vice President--Human Resources. Mr. Chapman also serves as Vice President--Human Resources for Huntsman Corporation. Previously, Mr. Chapman has served as Vice President--Human Resources for Huntsman Petrochemical Corporation and as Director--Human Resources for Huntsman's Jefferson County, Texas operations. Prior to joining Huntsman in 1994, Mr. Chapman was Assistant General Manager--Services for Texaco Chemical Company.

CURTIS C. DOWD is Vice President--Corporate Development. Mr. Dowd also serves as Vice President--Corporate Development for Huntsman Corporation. Mr. Dowd previously served as Vice President and General Counsel of Huntsman Petrochemical Corporation from 1994 to 1998. From 1991 to 1994, Mr. Dowd was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Prior to attending law school, Mr. Dowd was a CPA with the accounting firm of Price Waterhouse for over six years.

JAMES A. HUFFMAN is Vice President--Strategic Planning. Mr. Huffman also serves as Vice President--Strategic Planning for Huntsman Corporation, a position which he has held since 1998. Prior to joining Huntsman in 1998, Mr. Huffman worked for the global management consulting firm of McKinsey & Company as an engagement manager. Mr. Huffman also worked for Huntsman in a variety of positions from 1991 to 1994, including Director--New Business Development and Manager--Credit for Huntsman Packaging.

KEVIN J. NINOW is Vice President--Petrochemicals Manufacturing. Since joining Huntsman in 1989, Mr. Ninow has served in a variety of manufacturing and engineering positions including Vice President of Manufacturing, Plant Manager--Oxides and Olefins, Plant Manager--C4's, Operations Manager--C4's, Manager of Technology, Process Control Group Leader, and Project Engineer.

MARTIN F. PETERSEN is Vice President and Treasurer. Mr. Petersen also serves as Vice President and Treasurer of Huntsman Corporation. Prior to joining Huntsman in 1997, Mr. Petersen was a Vice President in the Investment Banking Division of Merrill Lynch & Co., where he worked for seven years.

JOHN B. PROWS is Vice President--Petrochemicals. Since joining Huntsman in 1994, Mr. Prows has served as Plant Manager--Polypropylene, Plant Manager--Polystyrene, and Operations Manager--Styrene Monomer. Previously, Mr. Prows worked for Dupont for 13 years in a number of management and engineering roles in polyethylene, PVC and other manufacturing processes.

SAMUEL D. SCRUGGS is Vice President and Deputy General Counsel. Mr. Scruggs also serves as Vice President and Associate General Counsel for Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

GRAHAM THOMPSON is Vice President and Controller. Mr. Thompson joined ICI in 1978 in its Organics Division (now Zeneca PLC) and served in a number of positions, including Business Accountant for the Fine Chemicals Manufacturing Division and Controller of ICI Francolor in Paris. In 1986, Mr. Thompson joined the polyurethanes business of ICI and until 1999 served as Business Controller.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

The following Summary Compensation Table sets forth information concerning compensation earned in the fiscal year ended December 31,1999, by our chief executive officer and our remaining four most highly compensated executive officers as of the end of the last fiscal year.

All compensation of the executive officers listed below was paid entirely by Huntsman Corporation, our ultimate parent company. Compensation figures for the executive officers listed below represent a prorated percentage of Huntsman Corporation compensation attributable to services rendered to our company and Huntsman Specialty, the predecessor of our parent company.

                                               SUMMARY COMPENSATION TABLE
                                                 ANNUAL COMPENSATION (1)

                                                                                           All Other
  NAME AND PRINCIPAL POSITION                   Year       Salary           Bonus          Compensation
----------------------------------------------------------------------------------------------------------
Jon M. Huntsman                                 1998   $       66,000   $     375,000   $     44,227 (2)
Chairman of the Board of Managers, and          1999   $      562,500   $   1,594,583   $    250,081 (3)
Chief Executive Officer

Peter R. Huntsman                               1998   $       40,170   $      75,000   $     11,595 (4)
President, Chief Operating Officer and          1999   $      375,000   $     600,544   $    311,115 (5)
Manager

Jon M. Huntsman, Jr.                            1998   $       32,156   $      60,000   $      9,216 (6)
Vice Chairman and Manager                       1999   $      225,000   $     413,044   $     51,949 (7)

Donald J. Stanutz
Executive Vice President                        1999   $      187,500   $     187,500   $    222,745 (8)

Thomas J. Fisher
Executive Vice President                        1999   $      187,500   $     150,000   $    177,692 (9)

(1) All compensation of the above-named executive officers was paid entirely by Huntsman Corporation, our parent company; a charge for management overhead allocation for the six months ended December 31, 1999 in the gross amount of $10,000,000 was paid by our company to Huntsman Corporation, which payment included a portion of the 1999 annual compensation shown on this table. Compensation figures for the executives listed above represent a pro-rated percentage of Huntsman Corporation compensation attributable to services rendered to our company and to Huntsman Specialty.
(2) Consists of $8,845 employer's 401(k) contribution for 1998, and employer's money purchase contribution of $35,382 for 1998. Perquisites and other personal benefits, securities or property are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(3) Consists of $39,141 employer's 401(k) contribution for 1999, and employer's money purchase contribution of $164,065 for 1999 and employer's contribution of $46,875 for 1999 to unfunded deferred compensation plan known as the Equity Deferral Plan. Perquisites and other personal benefits, securities or property are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(4) Consists of $2,319 employer's 401(k) contribution for 1998, and employer's money purchase contribution of $9,276 for 1998. Perquisites and other personal benefits, securities or property are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(5) Consists of $14,183 employer's 401(k) contribution for 1999, employer's money purchase contribution of $71,732 for 1999, and employer's contribution of $93,750 for 1999 to an unfunded deferred compensation plan known as the Equity Deferral Plan. Perquisites and other personal benefits in the amount of $131,450 were provided for the named executive officer, including moving expenses of $58,367 and a relocation payment of $71,002.
(6) Consists of $1,843 employer's 401(k) contribution for 1998, and employer's money purchase contribution of $7,373 for 1998. Perquisites and other personal benefits, securities or property are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(7) Consists of $3,410 employer's 401(k) contribution for 1999, and employer's money purchase contribution of $48,539 for 1999. Perquisites and other personal benefits, securities or property are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(8) Consists of $3,254 employer's 401(k) contribution for 1999, employer's money purchase contribution of $28,013 for 1999, and employer's contribution of $93,750 for 1999 to an unfunded deferred compensation plan known as the Equity Deferral Plan. Perquisites and other personal benefits equal to $97,728 were provided for the named executive officer, including moving expenses of $50,672 and a relocation payment of $28,770
(9) Consists of $4,673 employer's 401(k) contribution for 1999, employer's money purchase contribution of $24,952 for 1999, and employer's contribution of $76,634 for 1999 to an unfunded deferred compensation plan known as the Equity Deferral Plan. Perquisites and other personal benefits equal to $71,433 were provided for the named executive officer, including moving expenses of $28,057 and a relocation payment of $17,500.

The following table shows the estimated annual benefits payable under the Huntsman Corporation's tax-qualified defined benefit pension plan (the "Huntsman Corporation Pension Plan") and supplemental pension plan ("SERP") in specified final average earnings and years-of-service classifications.

                                         HUNTSMAN CORPORATION PENSION PLAN TABLE
    FINAL AVERAGE
    COMPENSATION                        YEARS OF BENEFIT SERVICE AT RETIREMENT
-------------------------------------------------------------------------------------------------
                         5       10        15        20        25       30        35        40
                     ----------------------------------------------------------------------------
    $       300,000    21,000   42,000    63,000    84,000   105,000  126,000   147,000   168,000
    $       325,000    22,800   45,500    68,300    91,000   113,800  136,500   159,300   182,000
    $       350,000    24,500   49,000    73,500    98,000   122,500  147,000   171,500   196,000
    $       375,000    26,300   52,500    78,800   105,000   131,300  157,500   183,800   210,000
    $       400,000    28,000   56,000    84,000   112,000   140,000  168,000   196,000   224,000
    $       425,000    29,800   59,500    89,300   119,000   148,800  178,500   208,300   238,000
    $       450,000    31,500   63,000    94,500   126,000   157,500  189,000   220,500   252,000
    $       475,000    33,300   66,500    99,800   133,000   166,300  199,500   232,800   266,000
    $       500,000    35,000   70,000   105,000   140,000   175,000  210,000   245,000   280,000
    $       600,000    42,000   84,000   126,000   168,000   210,000  252,000   294,000   336,000
    $       700,000    49,000   98,000   147,000   196,000   245,000  294,000   343,000   392,000
    $       800,000    56,000  112,000   168,000   224,000   280,000  336,000   392,000   448,000
    $       900,000    63,000  126,000   189,000   252,000   315,000  378,000   441,000   504,000
    $     1,000,000    70,000  140,000   210,000   280,000   350,000  420,000   490,000   560,000
    $     1,250,000    87,500  175,000   262,500   350,000   437,500  525,000   612,500   700,000
    $     1,500,000   105,000  210,000   315,000   420,000   525,000  630,000   735,000   840,000
    $     1,750,000   122,500  245,000   367,500   490,000   612,500  735,000   857,500   980,000
    $     2,000,000   140,000  280,000   420,000   560,000   700,000  840,000   980,000 1,120,000
    $     2,250,000   157,500  315,000   472,500   630,000   787,500  945,000 1,102,500 1,280,000
    $     2,500,000   175,000  350,000   525,000   700,000   875,0001,050,000 1,225,000 1,400,000
    $     2,750,000   192,500  385,000   577,500   770,000   962,5001,155,000 1,347,500 1,540,000
    $     3,000,000   210,000  420,000   630,000   840,000 1,050,0001,260,000 1,470,000 1,680,000

The current Huntsman Corporation Pension Plan benefit is based on the following formula: 1.4% of final average compensation multiplied by years of credited service, minus 1.4% of estimated Social Security benefits multiplied by years of credited service (with a maximum of 50% of Social Security benefits). Final average compensation is based on the highest average of three consecutive years of compensation. Messrs. Jon M. Huntsman, Peter R. Huntsman, Jon M. Huntsman, Jr., Donald J. Stanutz and Thomas J. Fisher were participants in the Huntsman Corporation Pension Plan in 1999. For the foregoing named executive officers, covered compensation consists of base salary and is reflected in the "Salary" column of the Summary Compensation Table. Federal regulations require that for the 1999 plan year, no more than $160,000 in compensation be considered for the calculation of retirement benefits under the Huntsman Corporation Pension Plan, and the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $130,000. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Huntsman Corporation Pension Plan are offset for Social Security as described above.

The SERP is a nonqualified supplemental pension plan for designated executive officers, that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the Huntsman Corporation Pension Plan. Messrs. Jon. M. Huntsman, Peter R. Huntsman, Jon M. Huntsman, Jr., Donald J. Stanutz and Thomas J. Fisher were participants in the SERP in 1999. The compensation amounts taken into account for these named executive officers under the SERP include bonuses (as reflected in the "Bonus" columns of the summary compensation Table) and base salary in excess of the qualified plan limitations. The SERP benefit is calculated as the difference between (1) the benefit determined using the Huntsman Corporation Pension Plan formula with unlimited base salary plus bonus, and (2) the benefit determined using base salary as limited by federal regulations.

The number of completed years of credited service as of December 31, 1999 under the Huntsman Corporation Pension Plan and SERP for the named executive officers participating in the plans were 29, 16, 16, 26 and 27 years for each of Messrs. Jon M. Huntsman, Peter R. Huntsman, Jon M. Huntsman, Jr., Donald
J. Stanutz and Thomas J. Fisher respectively.

COMPENSATION OF MANAGERS

The managers do not receive any additional compensation for their service as managers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has 1,000 member equity units issued and outstanding. The Company is a wholly-owned subsidiary of Huntsman ICI Holdings LLC which is a 60% owned affiliate of an indirect subsidiary of Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108. Huntsman Corporation is owned by Jon M. Huntsman and his family. No other director, executive officer or person beneficially owns any member equity units of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL

We share numerous services and resources with Huntsman Corporation and ICI. We also rely on Huntsman Corporation and ICI to supply some of our raw materials and to purchase a significant portion of our products.

We have entered into an agreement with Huntsman Corporation under which Huntsman Corporation provides us with administrative support and a range of services, including treasury and risk management, human resources, technical and legal services for our businesses in the U.S. and elsewhere. Since July 1, 1999 we have paid $10 million for these services. We also participate in Huntsman Corporation's worldwide insurance program. Furthermore, we expect to enter into one or more agreements under which we will provide to Huntsman Corporation and its subsidiaries a range of support services, including treasury, human resources, technical and legal services for Huntsman Corporation's businesses in Europe and elsewhere. These agreements will provide for fees based on an equitable allocation of the general and administrative costs and expenses.

SPECIALTY CHEMICALS BUSINESS

   SUPPLY CONTRACTS

We have entered into several raw material purchase agreements with ICI for the supply of caustic soda, chlorine and sulphuric acid. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect market prices. In 1999, we spent approximately $2 million under these agreements. Based on current market prices, we anticipate that we will spend approximately $2 million per year under these agreements.

We are interdependent with Huntsman Petrochemical Corporation with respect to the supply of certain other feedstock, utilities and products. Under a supply agreement that expires in 2012, we are required to sell, and Huntsman Petrochemical Corporation is required to purchase, all of the steam that we generate at our PO facility. Huntsman Petrochemical Corporation reimburses us for the cost of the steam that it purchases from us. Under separate supply agreements, we have agreed to purchase our requirements of mono-ethylene glycol and tri-ethylene glycol from Huntsman Petrochemical Corporation at market prices for use in our PO operations. Furthermore, in exchange for Huntsman Petrochemical Corporation's PG tolling services, we pay Huntsman Petrochemical Corporation a reservation fee, adjusted annually for inflation, plus a variable toll fee equal to Huntsman Petrochemical Corporation's cost of operating the PG plant. In 1999, we paid Huntsman Petrochemical Corporation approximately $4.2 million in fees under these contracts and received approximately $6.5 million in reimbursements from Huntsman Petrochemical Corporation. Based on current market prices, we anticipate that we will spend approximately $5 million per year, and that Huntsman Petrochemical Corporation will spend approximately $6 million per year, under these agreements.

   PO SUPPLY AGREEMENT

Pursuant to an existing agreement with Huntsman Petrochemical Corporation that expires in 2012, we are obligated to sell, and Huntsman Petrochemical Corporation is obligated to buy, all PO produced at our PO facility in Port Neches, Texas which is not purchased by our other customers. We are entitled to receive market prices for the PO purchased by Huntsman Petrochemical Corporation. In 1999, Huntsman Petrochemical Corporation spent approximately $42 million under this agreement. Based on current market price and the current commitments of our other customers to purchase our PO, we anticipate that Huntsman Petrochemical Corporation will spend at least $33 million per year under this agreement.

   PROPYLENE SUPPLY AGREEMENT

Pursuant to an existing agreement that expires in 2012, Huntsman Petrochemical Corporation is obligated to provide 100% of the propylene required by us for operation of our PO facility, up to a maximum of 350 million pounds per year. We pay market prices for the propylene supplied by Huntsman Petrochemical Corporation. In 1999, we spent approximately $37 million under this agreement. Based on current market prices, we anticipate that we will spend approximately $46 million per year under this agreement.

   SERVICES CONTRACTS

We have entered into several agreements with ICI and its affiliates relating to a wide range of operational services both to and from ICI or its affiliates. These operational services include the operation and maintenance of various infrastructure, effluent disposal, storage and distribution assets. The terms of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates.

In addition, we have entered into agreements relating to the provision both to and from ICI and its affiliates of a range of support services for the efficient transition of business ownership. These services include various human resources, occupational health, analytical, engineering or purchasing services. The terms of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market price or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates. In 1999, we spent approximately $11 million and ICI spent approximately $5 million, under the service contracts. Based on current market prices, we anticipate that we will spend approximately $11 million per year, and that ICI will spend approximately $2 million per year, under these service contracts.

In order to operate the PO business, we have entered into a series of contracts with Huntsman Petrochemical Corporation that expire in 2012 under which Huntsman Petrochemical Corporation operates and maintains the PO facility, including the provision of management, personnel, transportation, information systems, accounting, tax and legal services, and research and development to our PO business. Generally, under these agreements, we pay Huntsman Petrochemical Corporation an amount equal to its actual costs for providing us with each of these services. In 1999, we paid Huntsman Petrochemical Corporation approximately $33 million under these agreements, which we believe to be equivalent to that which would be paid under arm's length negotiations. Based on current market prices, we anticipate that we will spend approximately $35 million per year under these agreements.

PETROCHEMICALS BUSINESS

   NAPHTHA SUPPLY AGREEMENT

We entered into a product supply agreement with ICI, which requires ICI to supply and us to buy the entire naphtha output (up to 2.98 billion pounds per year) of the Phillips Imperial Petroleum Limited refinery at Teesside and specified amounts of other feedstock available to ICI from operations at Teesside. This naphtha supply agreement will continue until ICI is no longer a shareholder in Phillips Imperial Petroleum Limited or until the refinery is permanently shut down. We purchase these products on terms and conditions which reflect market prices. In the last six months of 1999, we spent approximately $110 million under this agreement. Based on current market prices, we anticipate that we will spend approximately $310 million per year under this agreement.

   SUPPLY CONTRACTS

We have entered into several agreements with ICI and an affiliate for the supply of ethylene and the supply of hydrogen to and from affiliates of ICI. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect market prices. In the last six months of 1999, we spent approximately $4 million, and ICI spent approximately $36 million, under these agreements. Based on current market prices, we anticipate that we will spend approximately $8 million per year and that ICI will spend approximately $77 million per year, under these agreements.

   UTILITIES CONTRACTS

We have entered into several agreements with ICI and an affiliate of ICI relating to the provision of certain utilities, including steam, fuel gas, potable water, electricity, water and compressed air by us to an affiliate. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates. In the last six months of 1999, ICI spent approximately $2 million under these agreements. Based on current market prices, we anticipate that ICI will spend approximately $4 million per year under these agreements.

   SERVICES CONTRACTS

We have entered into several agreements with ICI and its affiliates relating to a wide range of operational services both to and from ICI or its affiliates, primarily at Teesside. These operational services include the operation and maintenance of various infrastructure, effluent disposal, storage, jetty, and distribution assets. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates.

In addition, we have entered into agreements relating to the provision by ICI or its affiliates to us of a range of support services for the efficient transition of the change of business ownership. These services may include various human resources, occupational health, analytical, engineering or purchasing services. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based on cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates. In the last six months of 1999, we spent approximately $6 million, and ICI spent approximately $3 million, under the service contracts. Based on current market prices, we anticipate that we will spend approximately $10 million per year, and that ICI will spend approximately $7 million per year, under these service contracts.

TIOXIDE BUSINESS

   SUPPLY AGREEMENT WITH ICI PAINTS

We have extended an existing agreement with the paints business of ICI to supply TiO2. At the current level of commitment, we supply approximately 60,000 tonnes of TiO2 per year at market prices. The extended agreement expires no earlier than June 30, 2001 upon at least twelve months' notice. In addition, we have entered into a separate agreement to supply ICI with further quantities of TiO2 up to a maximum amount of 15,000 tonnes per year at market prices. In 1999, ICI spent approximately $99 million under this agreement. Based on current market prices, we anticipate that ICI will spend approximately $115 million per year under these agreements.

   FEEDSTOCK SUPPLY CONTRACTS

We have entered into several agreements with ICI and its affiliates for the supply of sulphur, sulphuric acid, caustic soda and chlorine to us. We have also entered into a agreement with an affiliate of ICI relating to the supply of titanium tetrachloride. The terms and conditions of the agreements with ICI are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect market prices. In 1999, we spent approximately $16 million under these agreements. Based on current market prices, we anticipate that we will spend approximately $19 million per year under these agreements.

   UTILITIES CONTRACTS

We have entered into several agreements with ICI and its affiliates relating to the supply of certain utilities including steam, water and electricity by affiliates of ICI to us at Billingham. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates. In 1999, we spent less than $150,000 under these agreements. Based on current market prices, we anticipate that we will spend less than $150,000 per year under these agreements.

   SERVICES CONTRACTS

We have entered into several agreements with ICI or its affiliates relating to a wide range of operational services. These operational services will include the operation and maintenance of various infrastructure, effluent disposal, storage and distribution assets. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates.

In addition, we have entered into several agreements relating to the provision by ICI or its affiliates to us of a range of support services for the efficient transition of business ownership. These services include various human resources, occupational health, analytical, engineering or purchasing services. The terms and conditions of these agreements to be substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or below market rates. In 1999, we spent approximately $23 million under these agreements. Based on current market prices, we anticipate that we will spend approximately $23 million per year under these agreements.

CONTINUING ARRANGEMENTS NOT YET ENTERED INTO

Under the contribution agreement, until we are able to agree upon the terms of the product, supply or utilities agreements described above:

         -        with respect to

                  (1)      the existing supply of any product or utility, or

                  (2) the supply of any existing service which is material to the continuing operation of our or ICI's business after closing,

                           we or ICI may, where we have failed to agree on the relevant terms before January 1, 2000, refer the matter for dispute resolution. Until resolution, the provider of products, utilities or services will provide the relevant product, utility or service until June 30, 2001, with the option to terminate with twelve months' notice at any time after closing. A further twelve month extension is possible in limited circumstances; and

         - with respect to all other existing provisions of product, utilities and services, we or ICI may, where we have failed to agree on the relevant terms before October 1, 1999, refer the matter for dispute resolution. Until resolution, the provider of products, utilities or services will provide the relevant product, utility or service until June 30, 2000, with the option to terminate with three months' notice at any time after closing. A further six month extension is possible in limited circumstances.

As of the date of this report, neither we nor ICI have referred these matters to dispute resolution.

Where we have been unable to agree on the pricing of any product, utility or service for the period from June 30, 1999 until December 31, 1999, it is being supplied at the price prevailing at December 31, 1998. For the subsequent twelve month period an arms-length market price is to be agreed upon, with a price review to be conducted after each successive twelve month period.

TAX SHARING ARRANGEMENT

Pursuant to our Limited Liability Company Agreement and the Limited Liability Company Agreement of Huntsman ICI Holdings, we have a tax sharing arrangement with all of our and Huntsman ICI Holdings' common equity holders. Under the arrangement, because we are treated as a partnership for U.S. income tax purposes, we will make quarterly payments (with appropriate annual adjustments) to our parent, Huntsman ICI Holdings, which will in turn make payments to its common equity holders, in an amount equal to the U.S. federal and state income taxes we and Huntsman ICI Holdings would have paid had Huntsman ICI Holdings been a consolidated or unitary group for federal tax purposes. The arrangement also provides that we will receive cash payments from the common equity holders (through Huntsman ICI Holdings) in amounts equal to the amount of U.S. federal and state income tax refunds or benefit against future tax liabilities equal to the amount we would have received from the use of net operating losses or tax credits generated by us.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(b)           1.       Consolidated Financial Statements: See Index to
                       Consolidated Financial Statements on page F-1
              2.       Financial Statement Schedule: See Index to
                       Consolidated Financial Statements on page F-1
              3.       Description of Exhibits
              3.1      Certificate of Formation of Huntsman ICI Chemicals
                       LLC (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No.
                       333-85141))
              3.2      Amended and Restated Limited Liability Company
                       Agreement of Huntsman ICI Chemicals LLC dated June
                       30, 1999 (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-4 (File No.
                       333-85141))
              3.3      Certificate of Formation of Huntsman ICI Financial
                       LLC (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-4 (File No.
                       333-85141))
              3.4      Limited Liability Company Agreement of Huntsman ICI
                       Financial LLC dated June 18, 1999, as amended by the First Amendment dated June 19, 1999 (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 (File No. 333-85141))
              3.5      Memorandum of Association of Tioxide Group
                       (incorporated by reference to Exhibit 3.5 to our registration statement on Form S-4 (File No.
                       333-85141))
              3.6      Articles of Association of Tioxide Group
                       (incorporated by reference to Exhibit 3.6 to our registration statement on Form S-4 (File No.
                       333-85141))
              3.7      Memorandum of Association of Tioxide Americas Inc.
                       (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No.
                       333-85141))
              3.8      Articles of Association of Tioxide Americas Inc.
                       (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No.
                       333-85141))
              4.1      Indenture, dated as of June 30, 1999, among Huntsman
                       ICI Chemicals LLC, the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 101/8%
                       Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No. 333- 85141))
              4.2      Form of certificate of 101/8% Senior Subordinated
                       Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)
              4.3      Form of certificate of 101/8% Senior Subordinated
                       Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)

              4.4 Exchange and Registration Rights Agreement dated June 30, 1999, by and among Huntsman ICI Chemicals LLC, the Guarantors party thereto, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Chase Securities Inc. and Warburg Dillon Read LLC (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-4 (File No. 333-85141))
              4.5      Form of Guarantee (included as Exhibit E of Exhibit
                       4.1)
              4.6 First Amendment dated January 5, 2000, to Indenture dated as of June 30, 1999 among Huntsman ICI Chemicals, as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to our registration statement on Form S-4 (File No. 333- 85141))
              10.1 Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman ICI Holdings LLC and Huntsman ICI Chemicals LLC as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit
                       10.1 to our registration statement on Form S-4 (File No. 333- 85141))
              10.2 Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-85141))
              10.3 Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit
                       10.3 to our registration statement on Form S-4 (File No. 333-85141))
              10.4 Credit Agreement, dated as of June 30, 1999, by and among Huntsman ICI Chemicals LLC, Huntsman ICI Holdings LLC, Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit
                       10.4 to our registration statement on Form S-4 (File No. 333- 85141))
              10.5 Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman ICI Chemicals LLC (incorporated by reference to Exhibit
                       10.5 to our registration statement on Form S-4 (File No. 333-85141))
              10.6 Joint Venture Agreement, dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-4 (File No. 333-85141))
              10.7 Shareholders Agreement, dated as of January 11, 1982, by and among Imperial Chemical Industries PLC, ICI American Holdings, Inc. and Uniroyal, Inc. (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-4 (File No. 333-85141))
              10.8 Operating Agreement, dated December 28, 1981, between Uniroyal, Inc., Rubicon Chemicals, Inc. and Rubicon, Inc. (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-4 (File No. 333-85141))
              10.9 Liability and Indemnity Agreement, dated December 28, 1981, by and among Rubicon Inc., Rubicon Chemicals Inc., Imperial Chemical Industries PLC, ICI American Holdings Inc., ICI Americas Inc. and Uniroyal Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-4 (File No. 333-85141))
              10.10 Titanium Dioxide Supply Agreement, dated July 3, 1997, by and between Imperial Chemicals Industries PLC and Tioxide Group (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-4 (File No. 333-85141))*
              10.11 Slag Sales Agreement, dated July 10, 1997, by and between Richards Bay Iron and Titanium (Proprietary) Limited and Tioxide S.A. (Pty) Limited (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-85141))*
              10.12 Slag Sales Agreement, dated July 10, 1997, by and between Qit-Fer Et Titane Inc. and Tioxide Europe Limited (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-4 (File No. 333-85141))*
              10.13 Supply Agreement dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to
                       Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-85141))*

              21.1     Subsidiaries of Huntsman ICI Chemicals LLC
                       (incorporated by reference to Exhibit 21.1 to our registration statement on Form S-4 (File No. 333-85141))
              27.1     Financial Data Schedule (for SEC use only)

* Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

(c)      The Company filed no reports on Form 8-K for the year ended December
         31, 1999.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HUNTSMAN ICI CHEMICALS LLC HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF EVERBERG, COUNTRY OF BELGIUM, ON THE 21ST DAY OF MARCH, 2000.


                                               HUNTSMAN ICI CHEMICALS LLC

                                               By:     /s/ L. RUSSELL HEALY
                                                  ------------------------------
                                                         L. RUSSELL HEALY
                                                     SENIOR VICE PRESIDENT AND
                                                         FINANCE DIRECTOR

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 21ST DAY OF MARCH, 2000:

                Name                                    Capacities
--------------------------------------------------------------------------------
        /s/ Jon M. Huntsman
-----------------------------------
          JON M. HUNTSMAN           Chairman of the Board of Managers and Chief
                                    Executive Officer and Manager

      /s/ Jon M. Huntsman, Jr.
-----------------------------------
        JON M. HUNTSMAN, JR.        Vice Chairman and Manager

       /s/ Peter R. Huntsman
-----------------------------------
         PETER R. HUNTSMAN          President, Chief Operating Officer and Manager
                                    (Principal Executive Officer)

         /s/ J. Kimo Esplin
-----------------------------------
           J. KIMO ESPLIN           Executive Vice President and Chief Financial
                                    Officer

        /s/ L. Russell Healy
-----------------------------------
          L. RUSSELL HEALY          Senior Vice President and Finance Director
                                    (Principal Financial and Accounting Officer)

       /s/ Graham L. Thompson
-----------------------------------
         GRAHAM L. THOMPSON         Vice President and Controller


                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                                ITEMS 8 AND 14(a)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
Responsibility for the Consolidated Financial Statements................................................F-2

Independent Auditors' Report............................................................................F-3

Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 (Predecessor).................F-4

Consolidated Statements of Operations and Comprehensive Income for the Six Months Ended December 31,
1999; and the Six Months Ended June 30, 1999, the Year Ended December 31, 1998, the Ten Months Ended
December 31, 1997 and the Two Months Ended February 28, 1997(Predecessor entities)......................F-5

Consolidated Statement of Equity for the Six Months Ended December 31, 1999; and the Six Months Ended
June 30, 1999, the Year Ended December 31, 1998, the Ten Months Ended December 31, 1997 and the Two
Months Ended February 28, 1997 (Predecessor entities)...................................................F-6

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999; and the Six Months
Ended June 30, 1999, the Year Ended December 31, 1998, the Ten Months Ended December 31, 1997 and
the Two Months Ended February 28, 1997 (Predecessor entities)...........................................F-7

Notes to Consolidated Financial Statements..............................................................F-9

Schedule to Consolidated Financial Statements, Schedule II - Valuation and Qualifying Accounts.........F-32


            RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

         Company management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with generally accepted accounting principles and necessarily includes estimates based upon management's best judgement.

         To help ensure the accuracy and integrity of company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Business Conduct Guidelines". Careful selection of employees, and appropriate divisions of responsibility also help us to achieve our control objectives.

         The financial statements of (1) Huntsman ICI Chemicals LLC as of and for the six month period ended December 31, 1999, (2) Huntsman Specialty Chemicals Corporation ("HSCC") as of and for the year ended December 31, 1998 and for the ten months ended December 31, 1997 and (3) Texaco Chemical Inc. for the two months ended February 28, 1997 have been audited by the Company's independent accountants Deloitte & Touche LLP. Their report is shown on page F-3.

         The Board of Managers oversees the adequacy of the Company's control environment. The Audit Committee meets periodically with representatives of Deloitte & Touche LLP, internal financial management and the internal auditor to review accounting, control, auditing and financial reporting matters. The independent accountants and the internal auditor also have full and free access to meet privately with the Committee.

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF MANAGERS AND MEMBERS OF
HUNTSMAN ICI CHEMICALS LLC

         We have audited the accompanying consolidated balance sheets of Huntsman ICI Chemicals LLC and Subsidiaries (the "Company"), formerly Huntsman Specialty Chemicals Corporation (the "HSCC Predecessor Company"), formerly Texaco Chemical, Inc. (the "Texaco Predecessor Company"), as of December 31, 1999 and 1998 (HSCC Predecessor Company), and the related consolidated statements of operations and comprehensive income, members'/stockholders' equity, and cash flows for the six months ended December 31, 1999; the six months ended June 30, 1999, the year ended December 31, 1998, the period from March 1, 1997 (commencement of operations) to December 31, 1997 (HSCC Predecessor Company operations); and the two months ended February 28, 1997 (Texaco Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman ICI Chemicals LLC and Subsidiaries at December 31, 1999 and the HSCC Predecessor Company at December 31, 1998 and the results of the Company's operations and its cash flows for the six months ended December 31, 1999; the results of the HSCC Predecessor Company operations and its cash flows for the six months ended June 30, 1999 and for the year ended December 31, 1998 and for the period from March 1, 1997 to December 31, 1997; and the results of the Texaco Predecessor Company operations and its cash flows for the two months ended February 28, 1997, in conformity with generally accepted accounting principles.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 17, 2000

                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                                                      HSCC Predecessor
                                                                                           Company
                                                                 December 31, 1999    December 31, 1998
                                                                -----------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                      $           138.9   $              2.6
    Accounts and notes receivables, net                                        629.4                 50.4
    Inventories                                                                381.3                 19.7
    Prepaid expenses                                                            18.2                    -
    Deferred income taxes                                                       12.9                    -
    Other current assets                                                        48.2                  0.9
                                                                -----------------------------------------
        TOTAL CURRENT ASSETS                                                 1,228.9                 73.6

Properties, plant and equipment, net                                         2,656.2                385.1
Investment in unconsolidated affiliates                                        188.9                    -
Intangible assets, net                                                         395.8                103.6
Other noncurrent assets                                                        348.6                 15.3
                                                                -----------------------------------------
        TOTAL ASSETS                                               $         4,818.4   $            577.6
                                                                =========================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $           338.7   $             26.0
    Accrued liabilities                                                        337.7                 13.8
    Current portion of long-term debt                                           51.7                    -
    Deferred income taxes                                                          -                  3.4
    Other current liabilities                                                   44.1                    -
                                                                -----------------------------------------
        TOTAL CURRENT LIABILITIES                                              772.2                 43.2

Long-term debt                                                               2,453.3                427.6
Deferred income taxes                                                          365.4                  4.3
Other noncurrent liabilities                                                   115.5                    -
                                                                -----------------------------------------
         TOTAL LIABILITIES                                                   3,706.4                475.1
                                                                -----------------------------------------
MINORITY INTERESTS                                                               8.0                    -
                                                                -----------------------------------------
MANDATORILY REDEEMABLE PREFERRED STOCK                                             -                 71.9
                                                                -----------------------------------------
EQUITY:
     Members' Equity, 1,000 units                                            1,026.1                    -
     Common stock ($.01 par value; 2,500 shares
          authorized issued and outstanding                                        -                    -
     Additional paid-in capital                                                    -                 25.0
     Retained earnings                                                          80.6                  5.6
     Accumulated other comprehensive income                                     (2.7)                   -
                                                                -----------------------------------------
       TOTAL EQUITY                                                          1,104.0                 30.6
                                                                -----------------------------------------
       TOTAL LIABILITIES AND EQUITY                                $         4,818.4   $            577.6
                                                                =========================================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              (Millions of Dollars)

                                                                                                            TEXACO PREDECESSOR
                                                                    HSCC PREDECESSOR COMPANY                     COMPANY
                                                     -----------------------------------------------------  ------------------
                                   SIX MONTHS ENDED  SIX MONTHS ENDED     YEAR ENDED      TEN MONTHS ENDED  TWO MONTHS ENDED
                                   DECEMBER 31, 1999  JUNE 30, 1999   DECEMBER 31, 1998  DECEMBER 31, 1997  FEBRUARY 28, 1997
                                   ----------------- ---------------- -----------------  -----------------  ------------------
REVENUES:
     Trade sales and services      $    1,704.5      $      134.0     $         253.2     $        283.8       $        42.8
     Related party sales                  269.5              29.0                33.0               24.0                 9.6
     Tolling fees                          23.3              29.0                52.5               40.7                 8.6
                                   --------------  ----------------  -------------------  -------------------  ----------------
          TOTAL REVENUES                1,997.3             192.0               338.7              348.5                61.0
COST OF GOODS SOLD                      1,602.0             134.1               276.6              300.0                64.9
                                   --------------  ----------------  -------------------  -------------------  ----------------
GROSS PROFIT (LOSS)                       395.3              57.9                62.1               48.5                (3.9)

EXPENSES:
     Selling, general and
       administrative                     154.3               3.3                 4.8                5.5                 1.1
     Research and development              43.7               2.0                 3.0                2.6                 0.7
                                   --------------  ----------------  -------------------  -------------------  ----------------
          TOTAL EXPENSES                  198.0               5.3                 7.8                8.1                 1.8
                                   --------------  ----------------  -------------------  -------------------  ----------------
OPERATING INCOME (LOSS)                   197.3              52.6                54.3               40.4                (5.7)

INTEREST EXPENSE                          106.2              18.3                40.9               36.0                   -
INTEREST INCOME                             2.2               0.3                 1.0                0.5                   -
OTHER INCOME                                6.5                 -                 0.8                  -                   -
                                   --------------  ----------------  -------------------  -------------------  ----------------
INCOME (LOSS)  BEFORE INCOME TAXES         99.8              34.6                15.2                4.9                (5.7)
INCOME TAX EXPENSE (BENEFIT)               18.2              13.1                 5.8                1.9                (2.0)
MINORITY INTERESTS IN SUBSIDIARIES          1.0                 -                   -                  -                   -
                                   --------------  ----------------  -------------------  -------------------  ----------------
NET INCOME (LOSS)                          80.6              21.5                 9.4                3.0                (3.7)
Preferred stock dividends                     -               2.2                 4.2                2.6                   -
Net income (loss) available to
  common equity holders                    80.6              19.3                 5.2                0.4                (3.7)
Other comprehensive income (loss)
  foreign currency translation
  adjustments                              (2.7)                -                   -                  -                   -
                                   --------------  ----------------  -------------------  -------------------  ----------------
COMPREHENSIVE INCOME (LOSS)        $       77.9      $       19.3     $           5.2     $          0.4       $        (3.7)
                                   ==============  ================  ===================  ===================  ================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EQUITY
                              (Millions of Dollars)


                                         COMMON STOCK/                                      ACCUMULATED
                                        MEMBERS' EQUITY         ADDITIONAL                     OTHER
                                   --------------------------    PAID-IN      RETAINED     COMPREHENSIVE
                                   SHARES/UNITS     AMOUNT       CAPITAL      EARNINGS         INCOME          TOTAL
                                   -------------  -----------  ------------  -----------  ----------------  ------------
TEXACO PREDECESSOR COMPANY:
Balance, January 1, 1997                   1,000                               $     5.0                             5.0
Net loss                                                                            (3.7)                           (3.7)
                                   -------------  -----------  ------------  -----------  ----------------  ------------
Balance, February 28, 1997                 1,000                               $     1.3                      $      1.3
                                   =============  ===========  ============  ===========  ================  ============
HSCC PREDECESSOR COMPANY:
Issuance of stock at formation,
     March 21, 1997                        2,500   $        -    $     25.0                  $           -    $     25.0

Net income                                                                     $     3.0                             3.0
Dividends accrued on
mandatorily redeemable
preferred stock                                                                     (2.6)                           (2.6)
                                   -------------  -----------  ------------  -----------  ----------------  ------------
Balance, December 31, 1997                 2,500            -          25.0          0.4                 -          25.4
Net income                                                                           9.4                             9.4
Dividends accrued on
mandatorily redeemable
preferred stock                                                                     (4.2)                           (4.2)
                                   -------------  -----------  ------------  -----------  ----------------  ------------
Balance, December 31, 1998                 2,500            -          25.0          5.6                 -          30.6

Net income                                                                          21.5                            21.5
Dividends accrued on
mandatorily redeemable
preferred stock                                                                     (2.2)                           (2.2)
                                   -------------  -----------  ------------  -----------  ----------------  ------------
Balance at June 30, 1999                   2,500   $        -    $     25.0    $    24.9     $           -    $     49.9
                                   =============  ===========  ============  ===========  ================  ============
HUNTSMAN ICI CHEMICALS:
Capital contribution from
     Huntsman ICI Holdings LLC
     ("Holdings")                          1,000   $  1,646.1                                                 $  1,646.1
Distribution to Holdings                               (620.0)                                                    (620.0)
Net income                                                                     $    80.6                            80.6
Foreign currency translation
     adjustments                                                                             $       (2.7)          (2.7)
                                   -------------  -----------  ------------  -----------  ----------------  ------------
Balance, December 31, 1999                 1,000   $  1,026.1    $        -    $    80.6     $       (2.7)    $  1,104.0
                                   =============  ===========  ============  ===========  ================  ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)


                                                                         HSCC PREDECESSOR COMPANY                 TEXACO PREDECESSOR
                                                           -----------------------------------------------------  ------------------
                                         SIX MONTHS ENDED  SIX MONTHS ENDED     YEAR ENDED      TEN MONTHS ENDED  TWO MONTHS ENDED
                                         DECEMBER 31, 1999  JUNE 30, 1999   DECEMBER 31, 1998  DECEMBER 31, 1997  FEBRUARY 28, 1997
                                         ----------------- ---------------- -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                          $       80.6      $     21.5     $       9.4         $     3.0     $        (3.7)
Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Equity in earnings (losses) of
      investment in unconsolidated
      affiliates                                   (0.1)
    Minority interests in subsidiaries              1.0
    Loss/(gain) on foreign currency                (5.0)
    Depreciation and amortization                 105.2            15.5            30.5              25.7               1.1
    Deferred income taxes                          11.0             3.6             5.8               1.9               4.1
    Interest on subordinated note                                   3.0             7.1               5.3
    Changes in operating assets and
       liabilities - net of effects of
       acquisitions:
    Accounts and notes receivables                (38.3)           (6.1)           (1.5)            (11.8)              8.4
    Inventories                                   (21.9)           (5.7)            3.4              10.8              (1.5)
    Prepaid expenses                              (15.4)
    Other current assets                            4.6             0.9             0.1              (1.0)              0.6
    Accounts payable                               11.9            (3.4)            2.0                               (12.6)
    Accrued liabilities                           118.6
    Other current liabilities                       4.5            10.0             3.7               5.0               1.3
    Other noncurrent assets                       (17.3)            0.6           (14.3)             (2.0)             (2.7)
    Other noncurrent liabilities                   16.1
                                         ----------------- ---------------- -----------------  -----------------  ------------------
NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                    255.5            39.9            46.2              36.9              (5.0)
                                         ----------------- ---------------- -----------------  -----------------  ------------------
INVESTING ACTIVITIES:
Purchase of businesses from ICI, net of
    cash acquired                              (2,244.8)
Purchase of business from BP
    Chemicals, Limited                           (116.6)
Cash received from unconsolidated
    affiliates                                      2.5
Investment in unconsolidated affiliates            (1.7)



                                                                         HSCC PREDECESSOR COMPANY                 TEXACO PREDECESSOR
                                                           -----------------------------------------------------  ------------------
                                         SIX MONTHS ENDED  SIX MONTHS ENDED     YEAR ENDED      TEN MONTHS ENDED  TWO MONTHS ENDED
                                         DECEMBER 31, 1999  JUNE 30, 1999   DECEMBER 31, 1998  DECEMBER 31, 1997  FEBRUARY 28, 1997
                                         ----------------- ---------------- -----------------  -----------------  ------------------

Advances to unconsolidated affiliates             (26.5)
Capital expenditures                             (131.8)        (4.0)            (10.4)              (2.1)                 (1.1)
Purchase of PO/MTBE facility                                                                       (508.2)
                                         ----------------- ---------------- -----------------  -----------------  ----------------
          NET CASH USED IN INVESTING
            ACTIVITIES                         (2,518.9)        (4.0)            (10.4)            (510.3)                 (1.1)
                                         ----------------- ---------------- -----------------  -----------------  ----------------
FINANCING ACTIVITIES:

Borrowings under senior credit
  facilities                                    1,692.5
Issuance of senior subordinated notes             806.3
Proceeds from other long-term debt                  1.0
Repayment of long-term debt                           -        (34.4)            (43.3)             (24.7)
Debt issuance costs                               (75.7)                                            483.2
Issuance of common stock                                                                             25.0
Cash contributions by Holdings                    598.0
Cash distribution to Holdings                    (620.0)
Intercompany investments and advances
  from Texaco - net                                                                                                         6.1
                                         ----------------- ---------------- -----------------  -----------------  ----------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                    2,402.1        (34.4)            (43.3)             483.5                   6.1

Effect of exchange rate changes on cash             0.2
                                         ----------------- ---------------- -----------------  -----------------  ----------------
Increase (decrease) in cash and cash
  equivalents                                     138.9          1.5              (7.5)              10.1                     -
Cash and cash equivalents at beginning
  of period                                           -          2.6              10.1                  -                     -
                                         ----------------- ---------------- -----------------  -----------------  ----------------
Cash and cash equivalents at end of
  period                                       $  138.9      $   4.1           $   2.6            $  10.1             $       -
                                         ================= ================ =================  =================  ================
NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
    Non-cash capital contribution by
      Holdings                                 $1,048.1
    Issuance of preferred stock to Texaco                                                         $  65.0


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Effective June 30, 1999, pursuant to a contribution agreement and ancillary agreements between Huntsman ICI Holdings LLC ("Holdings"), Huntsman Specialty Chemicals Corporation ("HSCC"), Imperial Chemicals Industries PLC ("ICI") and Huntsman ICI Chemicals LLC ("Chemicals" or the "Company"), the Company acquired assets and stock representing ICI's polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses and HSCC's propylene oxide business. In addition, the Company also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals, Limited ("BP Chemicals") for approximately $117 million.

The Company manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are methylene diphenyl discocyanate ("MDI"), propylene oxide ("PO"), methyl tertiary butyl ether ("MTBE"), ethylene, propylene, and titanium dioxide ("TiO2"). The Company is a wholly-owned subsidiary of Holdings.

In exchange for transferring its business, HSCC retained a 60% common equity interest in Holdings and received approximately $360 million in cash. In exchange for transferring its businesses, ICI received a 30% common equity interest in Holdings, approximately $2 billion in cash that was paid in a combination of U.S. dollars and euros, and discount notes of Holdings with approximately $508 million of accreted value at issuance. The cash proceeds of the Holdings discount notes issued to ICI were contributed by Holdings as equity to Chemicals. The obligations of the discount notes from Holdings are non-recourse to the Company. BT Capital Investors, LP, Chase Equity Associates, LP, and the Goldman Sachs Group acquired the remaining 10% common equity interest in Holdings for $90 million cash.

The cash sources to finance the above transactions are summarized as follows (in millions):

       Senior secured credit facilities at Chemicals         $    1,683
       Senior subordinated notes of Chemicals                       807
       Cash equity contributed by Holdings                          598
                                                             ----------
                TOTAL CASH SOURCES                           $    3,088
                                                             ==========

HSCC is considered the acquirer and predecessor of the businesses transferred to the Company in connection with the transaction because the shareholders of HSCC acquired majority control of the businesses transferred to the Company. The transactions with ICI and BP Chemicals are accounted for as purchase transactions. Accordingly, the balance sheet as of December 31, 1999 is not comparable to the historical HSCC balance sheet as of December 31, 1998. Operating results prior to July 1, 1999 are not comparable to the operating results subsequent to such date due to the transaction.

The total consideration to ICI of cash and the value of common equity interest in Holdings was approximately $2.8 billion, including expenses and liabilities assumed. The excess of the purchase price over the estimated fair value of net tangible assets acquired has been recorded as identifiable intangibles ($203.6 million) and goodwill ($41.6 million) which are being amortized over 5 to 15 years and 20 years respectively.

The allocation of the purchase price is summarized as follows (in millions):

Current assets                                       $          970.2
Plant and equipment                                           2,232.5
Investments in unconsolidated affiliates                        192.7
Intangible assets (patents, know-how, non
   compete agreements and goodwill)                             248.1
Other assets                                                    292.4
Liabilities assumed                                          (1,020.8)
                                                  -------------------
     TOTAL                                           $        2,915.1
                                                  ===================

The total consideration paid to BP Chemicals was allocated to tangible assets, primarily property and equipment.

The following unaudited pro forma data (in millions) has been prepared assuming that the transaction (excluding the acquisition of 20% of the Wilton olefins facility from BP Chemicals) and related financing were consummated at the beginning of each period.

                                         YEAR ENDED DECEMBER 31,
                                      1999                    1998
                              ---------------------  -----------------------
Revenues                         $            3,868     $              3,671
Net income                                      127                       13


HSCC ACQUISITION

Effective March 1, 1997 (the "Effective Date") for financial accounting purposes, HSCC purchased from Texaco, Inc. its propylene oxide and methyl tertiary butyl ether business for $572.6 million (the "Acquisition"). The Acquisition closed on March 21, 1997.

The financial statements for the two months ended February 28, 1997 present on a historical cost basis the revenues, expenses and cash flows related to Texaco Chemical Inc. (the "Texaco Predecessor Company"), a wholly-owned subsidiary of Texaco Inc., which includes the business acquired.

To finance the acquisition, HSCC entered into a $350 million Credit Agreement with a group of financial institutions, a $135 million Term Loan Agreement and issued a $75 million Subordinated Note to BASF. HSCC also issued preferred stock to Texaco with an aggregate liquidation preference of $65 million at the date of issuance. Additionally, prior to the Acquisition, HSCC received an equity contribution from its parent company in the amount of $25 million. The Acquisition was accounted for as a purchase transaction and, accordingly, the financial statements subsequent to the Effective Date reflect the purchase price, including transaction costs allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the Effective Date.

The allocation of the $572.6 million purchase price (after working capital adjustment and including fees and expenses is summarized as follows (in millions):

Current assets                                          $       68.6
Plant and equipment                                            410.1
Other non current assets                                       121.4
Liabilities assumed                                            (27.5)
                                                    ----------------
     TOTAL                                              $      572.6
                                                    ================

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include its majority owned subsidiaries. Intercompany transactions and balances are eliminated. HSCC is considered the accounting acquirer and, accordingly, the balance sheet as of December 31, 1998 and operating results prior to July 1, 1999 reflect the historical financial position and results of operations of HSCC. The consolidated balance sheet and operating results as of December 31, 1999 and for the six months ended December 31, 1999 are not comparable as such amounts include the businesses transferred to the Company from ICI and purchased from BP Chemicals.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH FLOW INFORMATION

Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Cash paid for interest and income taxes are as follows (in millions):

                                                           HSCC PREDECESSOR COMPANY                     TEXACO PREDECESSOR
                    --------------------  ----------------------------------------------------------- ----------------------
                      SIX MONTHS ENDED       SIX MONTHS         YEAR ENDED        TEN MONTHS ENDED       TWO MONTHS ENDED
                        DECEMBER 31,       ENDED JUNE 30,      DECEMBER 31,         DECEMBER 31,           FEBRUARY 28,
                            1999                1999               1998                 1997                   1997
                    --------------------  -----------------  ----------------  ---------------------- ----------------------
Cash paid for
interest                   $ 62.7              $ 12.4             $ 33.0               $ 31.0                  $ -
Cash paid for
income taxes                  9.8                   -                  -                    -                    -


INVENTORIES

Inventories are stated at the lower of cost or market using the weighted average method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and resulting gain or loss is included in income. Of the total plant and equipment, approximately $420.3 million is depreciated using the straight-line method on a group basis at a 5.0% composite rate. When capital assets representing complete groups of property are disposed of, the difference between the disposal proceeds and net book value is credited or charged to income. When miscellaneous assets are disposed of, the difference between asset costs and salvage value is charged or credited to accumulated depreciation.

Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of all other plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired. Interest costs are capitalized as part of major construction projects.

Interest expense capitalized as part of plant and equipment was $10.1 million and $0.3 million for six months ended December 31, 1999 and June 30, 1999, $0.4 million for the year ended December 31, 1998 and $0.1 million for the ten month period ended December 31, 1997.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company's ownership interest ranges from 20% to 50% are accounted for using the equity method. The excess of the Company's investment over its percentage ownership of the underlying net assets is amortized over 15 years.

INTANGIBLE ASSETS

Debt issuance costs are amortized over the term of the related debt agreements, ranging from six to ten years. Goodwill is amortized over a period of 20 years. Other intangible assets, which consist of patents, trademarks, technology and certain other agreements, are stated at their fair market values at the time of acquisition, and are amortized using the straight-line method over their estimated useful lives of five to fifteen years or over the life of the related agreement.

CARRYING VALUE OF LONG-TERM ASSETS

The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the senior credit facilities approximates fair value since they bear interest at a floating rate plus an applicable margin. The fair value of the Senior Subordinated Notes approximates book value.

The Company uses derivative financial instruments as part of its interest rate risk management. Interest rate swaps, caps, collars and floors are classified as matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The related amount payable to, or receivable from counter parties, is included in accounts receivable or accrued liabilities. Gains and losses on terminations of interest rate agreements are deferred and amortized over the lesser of the remaining term of the original contract or the life of debt. The premiums paid for the interest rate agreements are included as other assets and are amortized to expense over the term of the agreements.

The Company also uses financial instruments to hedge financial risk caused by fluctuating currency rates. Realized and unrealized gains and losses on foreign exchange transactions that are designated and effective as hedges are recognized in the same period as the hedged transaction. The carrying amounts of foreign currency options and option combinations are adjusted for changes in fair value at each balance sheet date. Foreign exchange contracts not designated as hedges are marked-to-market at the end of each accounting period. As of December 31, 1999, the Company had approximately $12.6 million equivalent notional amount of short term forward contracts to sell various currencies.

The Company enters into various commodity contracts, including futures, option and swap agreements to hedge its purchase of commodity products used in the Company's business. These contracts are predominantly settled in cash. For those contracts that are designated and effective as hedges, gains and losses are accounted for as part of the basis of the related commodity purchases. For contracts accounted for as hedges that are terminated before their maturity date, gains and losses are deferred and included in the basis of the related commodity purchases. Commodity contracts not accounted for as hedges are marked-to-market at the end of each accounting period with the related gains and losses recognized in cost of goods sold.

At December 31, 1999, the Company had forward purchase contracts for 132,000 metric tons of naphtha and propane, which qualify for hedge accounting. Accordingly, unrealized gains on these contracts of $0.8 million were deferred at December 31, 1999. In addition, at December 31, 1999, the Company had forward purchase and sales contracts for 137,000 and 177,000 tons (primarily naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Unrealized gains and losses on these purchase and sale contracts amounted to $5.5 million and $4.3 million, respectively. During the six months ended December 31, 1999, the Company recorded $21.3 million as a reduction to costs of goods sold related to net gains from settled forward purchase contracts and unrealized gains and losses for contracts which do not qualify as hedges. At December 31, 1999, included in other assets and accrued liabilities for all contracts, were $6.3 million and $4.3 million, respectively, related to these contracts.

The fair values of financial instruments are the amounts at which they could be settled. The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, estimates are obtained from dealers or calculated using the present value of estimated future cash flows.

The Company is exposed to credit losses in the event of nonperformance by a counterparty to the financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts.

INCOME TAXES

The Company and its U.S. subsidiaries are organized as Limited Liability Companies. The Company is treated similar to a partnership for U.S. income tax purposes, and therefore is not subject to U.S. federal tax on its income. Subsidiaries outside the U.S. are generally taxed on the income generated in the local country.

Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Provision is made for taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are not considered to be permanently invested.

The HSCC Predecessor Company filed a consolidated federal income tax return with its ultimate parent. The HSCC Predecessor Company entered into a tax allocation agreement with its ultimate parent whereby the Company was charged or credited for an amount that would have been applicable had HSCC filed a separate consolidated federal income tax return.

ENVIRONMENTAL EXPENDITURES

Environmental related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when expended and are expensed or capitalized as appropriate.

PREFERRED STOCK

In conjunction with the HSCC Acquisition, HSCC issued preferred stock to Texaco with an aggregate liquidation preference of $65 million. The preferred stock has a cumulative dividend rate of 5.5%, 6.5% or a combination thereof of the liquidation preference per year, which is adjusted on April 15th of each year, based on HSCC's cash flow in the previous year. During 1998, $35 million of the preferred stock accrued dividends at the rate of 6.5% and the remainder at 5.5%. Unpaid cumulative dividends will compound at a rate of 5.5% or 6.5% and are payable commencing July 15, 2002. HSCC may redeem the preferred stock at any time, subject to restrictions, and is required to redeem the stock prior to April 15, 2008. The preferred stock was not transferred to Holdings or the Company.

FOREIGN CURRENCY TRANSLATION

Generally, the accounts of the Company's subsidiaries outside of the United States consider local currency to be functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains, and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholders' equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the statement of operations and were $5.0 million gain for the six months ended December 31, 1999. Prior to the transfer of the business from ICI on July 1, 1999, the Company had no subsidiaries outside of the United States.

REVENUE RECOGNITION

The Company generates revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenues as the product is shipped.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is not presented because it is not considered meaningful information due to the Company's ownership by a single shareholder.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the impact of this statement in its financial statements.

3.  INVENTORIES

Inventories consist of the following (in millions):

                                                                  HSCC
                                                          Predecessor Company
                                 December 31, 1999         December 31, 1998
                             ------------------------  ----------------------
Raw materials                     $              97.8   $                 5.2
Work in progress                                 20.6                     1.0
Finished goods                                  225.6                    12.9
                             ------------------------  ----------------------
           TOTAL                                344.0                    19.1
Materials and supplies                           37.3                     0.6
                             ------------------------  ----------------------
           NET                    $             381.3   $                19.7
                             ========================  ======================

In the normal course of operations, the Company exchanges raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Company's cost. Net amounts deducted from inventory under open exchange agreements owed by the Company at December 31, 1999 and 1998 were $3.8 million (8.2 million pounds of feedstock and products) and $0.4 million (0.9 million pounds of feedstock and products), respectively, which present the net amounts payable by the Company under open exchange agreements.

4.   PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in millions):

                                                                 HSCC
                                                          Predecessor Company
                                  December 31, 1999        December 31, 1998
                              -----------------------  -----------------------
Land                             $               37.1   $                 3.6
Buildings                                       109.9                     1.7
Plant and equipment                           2,374.1                   413.5
Construction in progress                        266.4                     3.8
                              -----------------------  ----------------------
          TOTAL                               2,787.5                   422.6
Less accumulated depreciation                  (131.3)                  (37.5)
                              -----------------------  ----------------------
          NET                    $            2,656.2  $                385.1
                              =======================  ======================

5.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, is as follows (in millions):

                                                       DECEMBER 31, 1999
                                                  ----------------------------
Louisiana Pigment Company, L.P. (50%)                $                   158.7
Rubicon, Inc. (50%)                                                       29.3
Other investments                                                          0.9
                                                  ----------------------------
     TOTAL                                           $                   188.9
                                                  ============================

Summarized approximate financial information of such affiliated companies as a group as of December 31, 1999 and for the year then ended is presented below (in millions):

Assets                                            $                    564.5
Liabilities                                                            238.5
Revenues                                                               537.7
Net income                                                               0.4
The Company's equity in:
     Net assets                                                        163.0
     Net income                                                          0.2

6.   INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are (in millions):

                                                                     HSCC
                                                             Predecessor Company
                                      December 31, 1999       December 31, 1998
                                    --------------------------------------------
Patents, trademarks, and technology  $             269.6   $               90.2
Debt issuance costs                                 76.9                   11.8
Non-compete agreements                              28.5                    1.5
Other agreements                                    17.8                   17.8
Goodwill                                            41.6                      -
                                    --------------------------------------------
     TOTAL                                         434.4                  121.3
Accumulated amortization                           (38.6)                 (17.7)
                                    --------------------------------------------
     NET                             $             395.8   $              103.6
                                    ============================================


7.   OTHER NONCURRENT ASSETS

Other assets consisted of the following (in millions):

                                                                  HSCC
                                                           PREDECESSOR COMPANY
                                   DECEMBER 31, 1999        DECEMBER 31, 1998
                               -------------------------------------------------
Prepaid pension assets         $                  176.4   $                 -
Capitalized turnaround expense                     10.5                   14.0
Prepaid insurance                                   8.5                     -
Affiliates advances                               123.9                     -
Spare parts inventory                              23.9                    0.6
Other noncurrent assets                             5.4                    0.7
                               -------------------------------------------------
     TOTAL                     $                  348.6   $               15.3
                               =================================================

8.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

                                                                   HSCC
                                                            PREDECESSOR COMPANY
                                      DECEMBER 31, 1999      DECEMBER 31, 1998
                                     ------------------  ---------------------
Accrued raw materials and services    $           128.7   $                 -
Interest                                           50.1                     -
Taxes (income, property and VAT)                   27.6                    7.0
Payroll, severance and related costs               40.8                     -
Other miscellaneous accruals                       90.5                    6.8
                                     ------------------  ---------------------
     TOTAL                            $           337.7   $               13.8
                                     ==================  =====================

9.   LONG-TERM DEBT

Long-term debt outstanding as of December 31, 1999 is as follows (in millions):

Senior Secured Credit Facilities:
     Revolving loan facility                       $                  24.3
     Term A dollar loan                                              240.0
     Term A euro loan (in U.S. dollar
         equivalent)                                                 290.7
     Term B loan                                                     565.0
     Term C loan                                                     565.0
Senior Subordinated Notes                                            800.9
Other long-term debt                                                  19.1
                                                --------------------------
     Subtotal                                                      2,505.0
Less Current Portion                                                (51.7)
                                                --------------------------
     TOTAL                                         $               2,453.3
                                                ==========================

The Senior Secured Credit Facilities will allow the Company to borrow up to an aggregate of $2,061 million comprised as follows (in millions):

Revolving loan facility                            $              400.0
Term A dollar loan                                                240.0
Term A euro loan (in U.S. dollar equivalent)                      290.7
Term B loan                                                       565.0
Term C loan                                                       565.0
                                                -----------------------
     TOTAL                                         $            2,060.7
                                                =======================

The revolving loan facility matures on June 30, 2005 with no scheduled commitment reductions. Both the term A dollar loan facility and the term A euro loan facility mature on June 30, 2005 and are payable in semi-annual installments commencing December 31, 2000 with the amortization increasing over time. The term B loan facility matures on June 30, 2007 and the term C loan facility matures on June 30, 2008. Both the term B and term C loan facilities require payments in annual installments of $5.65 million each, commencing June 30, 2000, with the remaining unpaid balance due on final maturity.

The scheduled maturities of long-term debt are as follows (in millions):

2000                                      $               51.7
2001                                                      85.0
2002                                                     119.4
2003                                                     134.2
2004                                                     143.9
Later Years                                            1,970.8
                                    --------------------------
     TOTAL                                $            2,505.0
                                    ==========================

Interest rates for the Senior Secured Credit Facilities are based upon, at the Company's option, either a eurocurrency rate or a base rate plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.25% to 3.50% per annum depending on the loan facility and whether specified conditions have been satisfied and, in the case of base rate loans, from zero to 2.25% per annum. As of December 31, 1999 the average interest rates on the Senior Secured Credit Facilities was 8.70%.

The obligations under the Senior Secured Credit Facilities are supported by guarantees of certain other subsidiaries (Tioxide Group, Tioxide America, Inc., and Huntsman ICI Financial LLC) and Holdings as well as pledges of 65% of the voting stock of certain non-U.S. subsidiaries. The Senior Secured Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions and maintenance of certain financial ratios. The Senior Secured Credit Facilities limit the payment of dividends generally to the amount required by the members to pay income taxes.

The Company issued $600 million and (U)200 million 10.125% Senior Subordinated Notes (the "Notes"). Interest on the Notes is payable semi-annually and the Notes mature on July 1, 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned subsidiaries (Tioxide Group, Tioxide Americas, Inc. and Huntsman ICI Financial LLC). The Notes may be redeemed, in whole or in part, at any time by the Company on or after July 1, 2004, at percentages ranging from 105% to 100% at July 1, 2007 of their face amount, plus accrued and unpaid interest. The Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The Notes also contain a change in control provision requiring Chemicals to offer to repurchase the Notes upon a change in control.

The Company enters into various types of interest rate contracts to manage interest rate risks on long-term debt. The Company has the following outstanding at December 31, 1999:

         - Pay Fixed Swaps Long Term Duration - $390 million notional amount, weighted average pay rate of 5.70%, based upon underlying indices at year end, maturing 2000 through 2004. Increases in underlying indices could cause the weighted average pay rate to increase to a maximum of 6.32%.
         - Interest Rate Collars - $275 million notional amount, weighted average cap rate of 6.99%, weighted average floor rate of 5.35%, based upon underlying indices at year end, maturing 2002 through 2004. Decreases in underlying indices could cause the weighted average floor rate to increase to a maximum of 6.12%.
         - Pay Fixed Swaps Short Term Duration - $350 million notional amount, weighted average rate of 5.94%, in effect for two to five months maturing on or before April 30, 2000.

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

The Company purchases interest rate cap and sells interest rate floor agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. The cap agreements entitle the Company to receive from counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed 6.6% to 7.5% The floor agreement requires the Company to pay to the counterparty (a major bank) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than 6.3% to 5.0%.

HSCC PREDECESSOR COMPANY DEBT

Long-term debt as of December 31, 1998 consisted of the following (in millions):

Senior Credit Facilities                                  $     222.0
Term Loan                                                       135.0
BASF Subordinated Note, face value $75 million,
     discounted to a 9.3% effective rate                         60.7
Accrued Interest on BASF Subordinated Note                        9.9
                                                        -------------
            TOTAL                                         $     427.6
                                                        =============

The weighted average interest rates on the Senior Credit Facilities and Term Loan were 8.1% and 8.6% at December 31, 1998 and 1997, respectively. The Senior Credit Facilities and Term Loan were repaid effective June 30, 1999 and the BASF Subordinated Note was not transferred to Holdings.

HSCC INTEREST RATE CONTRACTS

HSCC entered into various types of interest rate contracts in managing interest rate risk on its long-term debt as indicated below as of December 31, 1998:

         - Pay Fixed Swaps - $65 million notional amount, weighted average pay rate of 6.03% maturing in 2000.
         - Interest Rate Caps - $60 million notional amount, weighted average cap rate of 8%, maturing in 2002.
         - Interest Rate Collars - $125 million notional amount, weighted average cap rate of 6.99%, weighted average floor rate of 5.67%, maturing in 2002.

10.    INCOME TAXES

The provision for income taxes consists of the following (in millions):

                                                                                                          TEXACO
                                                        HSCC PREDECESSOR COMPANY                        PREDECESSOR
                                      ------------------------------------------------------------ ---------------------
                      SIX MONTHS           SIX MONTHS          YEAR ENDED          TEN MONTHS           TWO MONTHS
                    ENDED DECEMBER       ENDED JUNE 30,       DECEMBER 31,       ENDED DECEMBER       ENDED FEBRUARY
                       31, 1999               1999                1998              31, 1997             28, 1997
                 -------------------- -------------------- ------------------ -------------------- ---------------------
U.S.:
    Current      $                0.4 $                  - $                -  $                 - $               (6.1)
    Deferred                        -                 13.1                5.8                  1.9                  4.1
FOREIGN :
    Current                       6.8                    -                  -                    -                    -
    Deferred                     11.0                    -                  -                    -                    -
                 -------------------- -------------------- ------------------ -------------------- ---------------------
TOTAL             $              18.2 $               13.1 $              5.8  $               1.9 $               (2.0)
                 ==================== ==================== ================== ==================== =====================


The following schedule reconciles the differences between the United States federal income taxes at the United State statutory rate to the Company's provision for income taxes (in millions):

                                                                         HSCC                               TEXACO
                                                                   PREDECESSOR COMPANY                    PREDECESSOR
                                                   --------------------------------------------------  ------------------
                                   SIX MONTHS                                          TEN MONTHS
                                      ENDED          SIX MONTHS      YEAR ENDED          ENDED             TWO MONTHS
                                  DECEMBER 31,       ENDED JUNE       DECEMBER        DECEMBER 31,       ENDED FEBRUARY
                                      1999            30, 1999        31, 1998            1997              28, 1997
                               ------------------- --------------- --------------  ------------------  ------------------

Income taxes at U.S.
     federal statutory rate        $          34.9  $         12.1 $          5.3  $              1.7  $             (2.0)
Income not subject to U.S.
     federal income tax                      (19.9)              -              -                   -                   -
State income taxes                             0.4             0.2            0.1                 0.1                   -
Foreign country incentive
     tax benefits                             (7.2)              -              -                   -                   -
Foreign country currency
    exchange gain                              6.1               -              -                   -                   -
Foreign income tax rate in
    excess of federal
    statutory rate                             0.6               -              -                   -                   -
Other                                          3.3             0.8            0.4                 0.1                   -
                               ------------------- --------------- --------------  ------------------  ------------------
Total provision (benefit)
   income taxes                    $          18.2  $         13.1 $          5.8  $              1.9  $             (2.0)
                               =================== =============== ==============  ==================  ==================
EFFECTIVE INCOME TAX RATE                      18%             38%            38%                 38%                 36%


The components of deferred tax assets and liabilities are as follows (in millions):

                                                                                                HSCC
                                                                                        PREDECESSOR COMPANY
                                                              DECEMBER 31, 1999          DECEMBER 31, 1998
                                                   -------------------------------------------------------------
                                                           CURRENT         LONG-TERM     CURRENT       LONG-TERM
                                                   -------------------------------------------------------------
DEFERRED INCOME TAX ASSETS:
   Net operating loss carryforwards                   $          -    $         63.7  $       -    $       52.1
   Tax basis of plant and equipment in excess of
    book basis                                                   -              36.5          -              -
   Employee benefits                                             -               8.3          -              -
   Intangible assets                                             -                -           -            27.8
   Other accruals and reserves                                 27.6               -          1.9             -
   Valuation allowance                                        (11.9)           (39.0)         -              -
                                                   -------------------------------------------------------------
TOTAL                                                          15.7             69.5         1.9           79.9

DEFERRED INCOME TAX LIABILITIES:
    Book basis of plant and equipment in excess
          of tax basis                                           -            (379.7)         -           (78.6)
    Employee benefits                                            -             (55.2)         -              -
    Capitalized turnaround costs                                 -                -         (5.3)            -
    Interest                                                     -                -           -            (5.5)
    Other accruals and reserves                                (2.8)              -           -            (0.1)
                                                   -------------------------------------------------------------
TOTAL                                                          (2.8)          (434.9)       (5.3)         (84.2)
                                                   -------------------------------------------------------------
NET DEFERRED TAX ASSET (LIABILITY)                    $        12.9    $      (365.4) $     (3.4)  $       (4.3)
                                                   =============================================================

The Company has net operating loss carryforwards of $178.0 million in various foreign jurisdictions. Most of the NOLs have no expiration date. The remaining NOLs begin to expire in 2006. If the valuation allowance is reversed, substantially all of the benefit will be allocated to reduce goodwill or other noncurrent intangibles.

The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. In consideration of the Company's corporate structure, upon distribution of these earnings, certain of the Company's subsidiaries would be subject to both income taxes and withholding taxes in the various international jurisdictions. It is not practicable to estimate the amount of taxes that might be payable upon distribution.

The Company is treated as a partnership for U.S. federal income tax purposes and as such is generally not subject to U.S. income tax, but rather such income is taxed directly to the Company's owners. The net difference of the book basis of the U.S. assets and liabilities over the tax basis of those assets and liabilities is approximately $520 million.

11.      EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors various contributory and non-contributory defined benefit pension plans covering employees in the US, the UK, Netherlands, Belgium, Canada and a number of other countries. The Company funds the material plans through trust arrangements (or local equivalents) where the assets of the fund are held separately from the employer. The level of funding is in line with local practice and in observance of the local tax and supervisory requirements. The plan assets consist primarily of equity and fixed income securities of both US and non-US issuers.

The Company also sponsors unfunded post-retirement benefit plans other than pensions which provide medical and life insurance benefits covering certain employees in the US and Canada. In 1999, the healthcare trend rate used to measure the expected increase in the cost of benefits was assumed to be 7% per annum decreasing to 4.5% per annum after 5 years.

The HSCC Predecessor sponsored no employee benefit plans.

Active employees of the Texaco Predecessor Company participated in various Texaco sponsored benefit plans. Texaco, Inc. charged the participating companies for their proportionate share of these costs, and accordingly, the Texaco Predecessor costs for these plans were charges to expense when incurred. The benefit plans included employee stock ownership plans, defined benefit pension plans and other post retirement benefits. The total expense for all such plans for the two months ended February 28, 1997 was less than $0.1 million. Effective with the acquisition by HSCC, participation in such plans was terminated.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 1999 (in millions):

                                                                        DEFINED BENEFIT      OTHER POSTRETIREMENT
                                                                             PLANS               BENEFIT PLANS
                                                                      -------------------   -----------------------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation as of July 1, 1999                               $          813.7          $            9.3
          Service cost                                                               13.7                       0.3
          Interest cost                                                              23.9                       0.3
          Employee contributions                                                      0.9                         -
          Plan (gains)/losses                                                        (7.8)                     (0.9)
          Foreign exchange impact                                                     2.9                         -
          Benefits paid                                                             (15.1)                     (0.2)
                                                                      -------------------   -----------------------
     BENEFIT OBLIGATION AS OF DECEMBER 31, 1999                          $          832.2          $            8.8
                                                                      ===================   =======================
CHANGE IN PLAN ASSETS
     Market value of plan assets as of July 1, 1999                      $          956.0          $              -
          Actual return on plan assets                                              142.1                         -
          Company contributions                                                      10.5                       0.2
          Employee contributions                                                      1.0                         -
          Foreign exchange impact                                                     0.6                         -
          Benefits paid                                                             (15.1)                     (0.2)
                                                                      -------------------   -----------------------
     MARKET VALUE OF PLAN ASSETS AS OF DECEMBER 31, 1999                 $        1,095.1          $              -
                                                                      ===================   =======================
CHANGE IN FUNDED STATUS
     Prepaid (accrued) pension expense as of July 1, 1999                $          142.2          $           (9.3)
          Net periodic pension cost                                                   4.4                       0.6
          Employer contributions                                                      9.6                         -
          Foreign exchange impact                                                    (1.4)                        -
          Benefits paid                                                               1.0                       0.2
                                                                      -------------------   -----------------------
     PREPAID (ACCRUED) PENSION EXPENSE AS OF DECEMBER 31, 1999            $         147.0           $          (9.7)
                                                                      ===================   =======================

COMPONENTS OF NET PERIODIC BENEFIT COST
     Service cost                                                         $          14.7           $           0.3
     Employee contributions                                                           1.0                         -
     Interest cost                                                                   23.9                       0.3
     Return on plan assets                                                          (33.2)                        -
     Amortization of unrecognized (gains)                                               -                         -
                                                                      -------------------   -----------------------
     NET PERIODIC PENSION COST                                            $           4.4           $           0.6
                                                                      ===================   =======================


The following assumptions were used in the above calculations :

                                                                                            OTHER
                                                                 DEFINED BENEFIT        POSTRETIREMENT
                                                                      PLANS             BENEFIT PLANS
                                                                ------------------   --------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31, 1999
   Discount rate                                                      6.17%                 7.52%
   Expected return on plan assets                                     7.35%                   NA
   Rate of compensation increase                                      3.90%                 5.50%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $32.8 million, $22.6 million and $3.8 million respectively, as of December 31, 1999.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with plan assets in excess of accumulated benefit obligations were $799.4 million, $730.6 million and $1,091.3 million respectively, as of December 31, 1999.

DEFINED CONTRIBUTION PLANS

The Company has defined contribution plans covering its domestic employees and employees in some foreign subsidiaries who have completed at least two years of service.

The Company's total combined expense for the above defined contribution plans for the six months ended December 31, 1999 was approximately $0.5 million.

EQUITY DEFERRAL PLAN

Effective July 1, 1999 the Board of Directors of Huntsman Corporation approved the adoption of the Huntsman Equity Deferral Plan (the "Equity Plan"). Under the terms of the Equity Plan, selected Huntsman officers and key employees, including certain of the Company's management, have a portion of their compensation deferred and contribute that deferred compensation to the Equity Plan.

For each $1 which is contributed to the Equity Plan, Huntsman Corporation credits an additional $.50 to the account of the contributing plan participant. A plan participant may defer up to 50% of the participants salary and up to 100% of the participants bonus, up to a maximum of $250,000 (which maximum may be amended to certain employees by the Huntsman Corporation Board of Directors). The amounts contributed to the Equity Plan are deemed invested in phantom shares of Huntsman Corporation stock. After participating in the Equity Plan for a period of eight years, a participant may elect to have all or a portion of accumulated Equity Plan credits paid in cash or credited to another salary deferred plan adopted by Huntsman Corporation. Amounts credited by Huntsman Corporation to a participant's Equity Plan account under the $.50 matching provision becomes vested to the participant five years from the date of each matching contribution.

12.      COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend from three to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions. The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, after consideration of indemnifications, none of such litigation is material to the Company's financial condition or results of operations.

13.      ENVIRONMENTAL MATTERS

The operation of any chemical manufacturing plant, the distribution of chemical products and the related production of by-products and wastes, entail risk of adverse environmental effects. The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject continually to environmental inspections and monitoring by governmental enforcement authorities. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations arising under any environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. The Company's operations involve the generation, handling, transportation, use and disposal of numerous hazardous substances. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt operations and have a material adverse effect on business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, the Company could incur material costs as a result of addressing and implementing measures to prevent such incidents. Given the nature of the Company's business, there can be no assurance that violations of environmental laws will not result in restrictions imposed on the Company's operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws. In management's opinion, after consideration of indemnifications, there are no environmental matters which are material to the company's financial condition or results of operations.

14.      RELATED-PARTY TRANSACTIONS

The Company shares numerous services and resources with Huntsman Corporation ("HC"), ICI, and subsidiaries of both companies. In accordance with various agreements HC and ICI provide management, operating, maintenance, steam, electricity, water and other services to the Company. The Company also relies on HC, ICI and their subsidiaries to supply certain raw materials and to purchase a significant portion of the facility's product. Rubicon, Inc., and Louisiana Pigment Company are non-consolidated 50 percent owned subsidiaries of the Company. The amounts which the Company purchased from or sold to related party's are as follows (in millions):

                                                      HSCC PREDECESSOR COMPANY                  TEXACO PREDECESSOR
                                     ------------------------------------------------------------------------------
                      SIX MONTHS         SIX MONTHS         YEAR ENDED          TEN MONTHS          TWO MONTHS
                         ENDED              ENDED        DECEMBER 31, 1998         ENDED               ENDED
                   DECEMBER 31, 1999   JUNE 30, 1999                        DECEMBER 31, 1997   FEBRUARY 28, 1997
                  -------------------------------------------------------------------------------------------------
                  Purchases   Sales   Purchases Sales   Purchases  Sales   Purchases   Sales    Purchases   Sales
                     From      To       From     To        From      To       From      To        From        To
                  -------------------------------------------------------------------------------------------------
HC and Subs.        $42.6    $55.6      $32.1  $29.0     $103.3    $33.0       $70.6   $24.0      $24.9     $2.2
ICI and Subs.       297.8    213.3         -      -          -        -           -       -          -        -
Unconsolidated
  affiliates        216.1      0.8         -      -          -        -           -       -          -        -


Included in purchases from HC and Subsidiaries for the six month period ended December 31, 1999, are $10 million of allocated management costs which are reported in selling, general and administrative expenses. The amounts which the Company is owed or owes to related party's are as follows (in millions):

                                                                                            HSCC PREDECESSOR COMPANY
                                                 DECEMBER 31, 1999                              DECEMBER 31, 1998
                                   ---------------------------------------------    -----------------------------------------
                                      RECEIVABLES FROM           PAYABLES TO           RECEIVABLES FROM         PAYABLES TO
                                   ----------------------    -------------------    ----------------------    ---------------
HC and Subs.                                 $      1.2             $     10.3                 $     4.7           $   16.6
ICI and Subs.                                     333.9                  243.5                        -                  -
Unconsolidated affiliates                          93.0                    8.6                        -                  -


HSCC PREDECESSOR

HSCC had no employees and relies entirely on third parties to provide all goods and services necessary to operate the Company's business. Certain of such goods and services are provided by an affiliate of Huntsman Corporation.

SERVICE AGREEMENTS - In accordance with various service agreements, the terms of which range from 10 to 29 years, an affiliate of HC provides management, operating, maintenance and other services to the Company. In connection with those service agreements, HSCC paid $61 and $27 million of fees and expense reimbursements during the year and period ended December 31, 1998 and 1997, respectively. Management fees charged are recorded as selling, general and administrative expenses in the statements of operations. Operating, maintenance and other service fees and expenses charged are recorded as $6 million in the year and period ended December 31, 1998 and 1997 for steam purchased by HSCC on an affiliate's behalf.

SUPPLY AGREEMENTS - Additionally, HSCC relies on an affiliate to supply certain raw materials and to purchase a significant portion of the facility's output pursuant to various agreements. HSCC sold $33 and $24 million of product to an affiliate, and purchased $38 and $43 million of raw materials from an affiliate during the year and period ended December 31, 1998 and 1997, respectively.

OTHER RELATED PARTY SALES - During 1998, HSCC purchased $5 million of raw materials from another affiliate of HC.

RECEIVABLES AND PAYABLES - As of 1998, HSCC had $3 million in trade receivables from affiliates and $11 million in trade payables to affiliates. In addition, HSCC had $2 million in miscellaneous receivables from affiliates as of December 31, 1998 as well as $6 million in miscellaneous payables to affiliates as of 1998.

TEXACO PREDECESSOR COMPANY

Transactions with the Texaco entities include the purchase and sale of raw materials and products, and activities involving administrative support and financing. During the two month period ended February 28, 1997, sales and services to Texaco entities and Star Enterprises (Star), a joint venture partnership of Texaco were $2.4 million and $7.3 million, respectively. Included in costs of goods sold for the same period were purchases from Texaco and Star of $16.6 million and $1.8 million, respectively.

The management, professional, technical and administrative services billed to the Texaco Predecessor Company by Texaco entities are summarized below (in thousands):

                                           TWO MONTHS ENDED
                                           FEBRUARY 28, 1997
                                        -----------------------
Management and Professional (a)........              $     58.0
Technical (b)..........................                     3.0
Administrative (c).....................                    62.0
Research and Development...............                   264.0
                                        -----------------------
        TOTAL..........................             $     387.0
                                        =======================

(a) Primarily Legal, Employee Relations, Finance, Tax and other Corporate Management.
(b)      Primarily Computer and Communications costs.
(c)      Primarily Accounting Services.

Insurance coverage for the Texaco Predecessor Company was provided by Texaco's worldwide risk management program arranged through Heddington Insurance Limited ("Heddington"), an indirect wholly owned captive insurance subsidiary of Texaco Inc. Texaco Inc. charges the participating companies for their proportionate share of the premiums charged by Heddington to Texaco Inc. based upon various risk factors and other estimates determined by Texaco's management. Accordingly, the Company's cost for insurance premiums was charged to expense as incurred and is included in the above table in cost of goods sold. Such premiums totaled $307,000 for the two months ended February 28, 1997.

The Texaco Predecessor Company was a member of the Texaco Inc. consolidated United States income tax return group. The income tax return group operated under a formal agreement whereby each member of this group was allocated its share of the consolidated United States income tax provision or benefit based on what the member's income tax provision or benefit would have been had the member filed a separate return and made the same tax elections. Excluded from such allocation, and therefore from the Company's financial statements, were any Federal alternative minimum tax payments made by Texaco Inc. in excess of regular tax, which were recorded by Texaco Inc., offset by a reduction of deferred income taxes, and were available to reduce future regular income tax payments. In any event, as the Texaco Predecessor Company assets and liabilities, rather than stock, were sold to Huntsman, the Federal alternative minimum tax credits will remain with Texaco Inc. Current taxes were charged or credited to expense and were reflected as related party payables or receivables until settled after the applicable tax returns were filed.

15.      LEASE COMMITMENTS AND RENTAL EXPENSE

The Company leases a number of assets which are accounted for as operating leases. The lease obligation reflected in the Company's statement of operations as rental expense, totaled $17.7 million, $3.6 million, $5.8 million, $4.1 million, $5.5 million, for the six months ended December 31, 1999 and June 30, 1999, the year ended December 31, 1998, the ten month period ended December 31, 1997 and the two month period ended February 28, 1997. The minimum future rental payments due under existing agreements are by year (in millions):


         YEAR                        AMOUNT
----------------------        ---------------------
         2000                     $          13.1
         2001                                10.2
         2002                                 8.2
         2003                                 6.9
         2004                                 5.9
     Later years                             43.1


The Texaco Predecessor's Company's principal operating asset was a PO/MTBE plant under lease from Citibank, N.A. and other financial institutions, dated August 14, 1992. The lease was accounted for as an operating lease. Terms of the lease include an option for TCI or Texaco to purchase the lease. The purchase option was exercised prior to the acquisition. The lease obligation is reflected in the Texaco Predecessor Company's statement of operations as rental expense, included in cost of goods sold, and totaled $5.5 million for the two months ended February 28, 1997.

16.      INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company manages its businesses in three segments, Specialty Chemicals (the former ICI polyurethanes business and HSCC's propylene oxide business); Petrochemicals (businesses acquired from ICI and BP Chemicals); and Tioxide (acquired from ICI).

The major products of each business group are as follows:


      SEGMENT                             PRODUCTS
-------------------  -----------------------------------------------------------
Specialty Chemicals         MDI, toluene diisocyanate, polyols, aniline, PO and
                            MTBE
Petrochemicals              Ethylene, propylene, benzene, cyclohexane and
                            paraxylene
Tioxide                     TiO2


Sales between segments are generally recognized at external market prices. For the six months ended December 31, 1999, sales to ICI and its affiliates accounted for approximately 10.7% of consolidated revenues.

                                                               HSCC PREDECESSOR COMPANY                TEXACO PREDECESSOR
                                                 ---------------------------------------------------- --------------------
                               SIX MONTHS ENDED     SIX MONTHS      YEAR ENDED     TEN MONTHS ENDED     TWO MONTHS ENDED
                                 DECEMBER 31,     ENDED JUNE 30,   DECEMBER 31,      DECEMBER 31,         FEBRUARY 28,
                                      1999             1999            1998              1997                 1997
                              --------------------------------------------------- ------------------- --------------------
BY SEGMENT

NET SALES:
    Specialty Chemicals                 964.7            192.0          338.7               348.5                   61.0
    Petrochemicals                      574.2                -              -                   -                      -
    Tioxide                             500.9                -              -                   -                      -
    Sales between segments,
       Petrochemical sales
       to Specialty Chemicals           (42.5)               -              -                   -                      -
                              --------------------------------------------------- ------------------- --------------------
              TOTAL             $     1,997.3  $         192.0    $     338.7         $     348.5        $          61.0
                              =================================================== =================== ====================
OPERATING INCOME/(LOSS):
    Specialty Chemicals                 134.6             52.6           54.3                40.4                   (5.7)
    Petrochemicals                        6.5                -              -                   -                      -
    Tioxide                              56.2                -              -                   -                      -
                              --------------------------------------------------- ------------------- --------------------
               TOTAL            $       197.3  $          52.6    $      54.3         $      40.4        $          (5.7)
                              =================================================== =================== ====================
EBITDA (1):
    Specialty Chemicals                 194.5             68.2           85.6                66.1                   (4.6)
    Petrochemicals                       30.6                -              -                   -                      -
    Tioxide                              83.9                -              -                   -                      -
                              --------------------------------------------------- ------------------- --------------------
               TOTAL            $       309.0  $          68.2    $      85.6         $      66.1        $          (4.6)
                              =================================================== =================== ====================
DEPRECIATION &
AMORTIZATION:
    Specialty Chemicals                  56.1             15.5           30.5                25.7                    1.1
    Petrochemicals                       23.3                -              -                   -                      -
    Tioxide                              25.8                -              -                   -                      -
                              --------------------------------------------------- ------------------- --------------------
               TOTAL            $       105.2  $          15.5    $      30.5         $      25.7        $           1.1
                              =================================================== =================== ====================
CAPITAL EXPENDITURES:
    Specialty Chemicals                  76.2              4.0           10.4                 2.1                    1.1
    Petrochemicals                       16.7                -              -                   -                      -
    Tioxide                              38.9                -              -                   -                      -
                              --------------------------------------------------- ------------------- --------------------
               TOTAL            $       131.8  $           4.0    $      10.4         $       2.1        $           1.1
                              =================================================== =================== ====================
TOTAL ASSETS:
    Specialty Chemicals               2,520.5            577.9          577.6               593.7                  272.7
    Petrochemicals                    1,048.2                -              -                   -                      -
    Tioxide                           1,249.7                -              -                   -                      -
                              --------------------------------------------------- ------------------- --------------------
               TOTAL          $       4,818.4  $         577.9    $     577.6         $     593.7        $         272.7
                              =================================================== =================== ====================


(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.

BY GEOGRAPHIC AREA


                                                                                                        TEXACO
                                                               HSCC PREDECESSOR COMPANY               PREDECESSOR
                                                   -----------------------------------------------------------------
                                     SIX MONTHS      SIX MONTHS                      TEN MONTHS       TWO MONTHS
                                       ENDED            ENDED       YEAR ENDED         ENDED             ENDED
                                    DECEMBER 31,      JUNE 30,     DECEMBER 31,     DECEMBER 31,      FEBRUARY 28,
                                        1999             1999          1998             1997             1997
                                  ---------------- -----------------------------------------------------------------
NET SALES:
    United States                  $         709.8 $          192.0   $      338.7  $          348.5  $        61.0
    United Kingdom                           756.2               -              -                 -              -
    Netherlands                              379.7               -              -                 -              -
    Other nations                            528.0               -              -                 -              -
    Adjustments and eliminations            (376.4)              -              -                 -              -
                                  ---------------- -----------------------------------------------------------------
                   TOTAL           $       1,997.3 $          192.0   $      338.7  $          348.5  $        61.0
                                  ================ =================================================================
LONG-LIVED ASSETS:
    United States                  $       1,116.6 $          482.0   $      494.4  $          498.5  $       116.3
    United Kingdom                         1,002.5               -              -                 -              -
    Netherlands                              365.9               -              -                 -              -
    Other nations                            508.7               -              -                 -              -
    Corporate                                 92.6               -              -                 -              -
                                  ---------------- -----------------------------------------------------------------
                  TOTAL            $       3,086.3  $         482.50  $      494.4  $          498.5   $      116.3
                                  ================ =================================================================


17.      CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The following are consolidating condensed financial statements which present, in separate columns, Chemicals carrying its investment in subsidiaries under the equity method, on a combined basis the guarantors of Chemicals, and on a combined basis the non-guarantors of Chemicals with additional columns reflecting eliminating adjustments and consolidated total as of December 31, 1999 and for the six months ended December 31, 1999. There are no restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Chemicals. The consolidating condensed financial statements are included herein because management has concluded that separate financial statements relating to the guarantors are not material to investors.

                                             HUNTSMAN ICI CHEMICALS LLC
                                                 DECEMBER 31, 1999
                                               (MILLIONS OF DOLLARS)

                                        ------------------------------- --------------------------------------------
                                           PARENT ONLY                     COMBINED                   CONSOLIDATED
                                           HUNTSMAN ICI     COMBINED         NON-                       HUNTSMAN
                                            CHEMICALS      GUARANTORS     GUARANTORS   ELIMINATIONS   ICI CHEMICALS
                                        ------------------------------- --------------------------------------------
ASSETS
Current assets :
   Cash and cash equivalents            $           9.0  $       0.2    $      29.7     $        -     $    138.9
   Accounts and notes receivables, net            189.9         33.0          406.5              -          629.4
   Inventories                                     47.6         16.5          317.2              -          381.3
   Prepaid expenses                                 8.3          0.1            9.8              -           18.2
   Deferred income taxes                              -            -           12.9              -           12.9
   Other current assets                             4.7          5.0           38.5              -           48.2
                                        ---------------------------- --------------------------------------------
        TOTAL CURRENT ASSETS                      259.5         54.8          914.6              -        1,228.9

Properties, plant and equipment, net              828.6          0.3        1,827.3              -        2,656.2
Investment in unconsolidated affiliates         2,156.0        723.9            0.9       (2,691.9)         188.9
Intangible assets, net                            370.2         (1.3)          26.9              -          395.8
Other noncurrent assets                           132.2      1,471.9          235.2       (1,490.7)         348.6
                                        ---------------------------- --------------------------------------------
        TOTAL ASSETS                    $       3,746.5  $   2,249.6    $   3,004.9     $ (4,182.6)       4,818.4
                                        ============================ ============================================
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable                     $          86.0  $       1.6    $      41.1     $        -     $    338.7
   Accrued liabilities                            103.5          7.2          227.0              -          337.7
   Current portion of long-term debt               36.3            -           15.4              -           51.7
   Other current liabilities                          -         12.5           30.1            1.5           44.1
                                        ---------------------------- --------------------------------------------
        TOTAL CURRENT LIABILITIES                 225.8         31.3          513.6            1.5          772.2

Long-term debt                                  2,451.4            -            1.9              -        2,453.3
Deferred income taxes                                 -            -          365.4              -          365.4
Other noncurrent liabilities                       48.5          4.4        1,554.2       (1,491.6)         115.5
                                        ---------------------------- --------------------------------------------
        TOTAL LIABILITIES                       2,725.7         35.7        2,435.1       (1,490.1)       3,706.4
                                        ---------------------------- --------------------------------------------
MINORITY INTERESTS                                    -            -            8.0              -            8.0
                                        ---------------------------- --------------------------------------------
EQUITY:
   Members' Equity, 1,000 units                 1,026.1            -              -              -        1,026.1
   Subsidiary equity                                  -      2,146.1          536.1       (2,682.2)             -
   Retained earnings (deficit)                    (18.1)        76.8           21.9              -           80.6
   Accumulated other comprehensive
      income (loss)                                12.8         (9.0)           3.8          (10.3)          (2.7)
                                        ---------------------------- --------------------------------------------
        TOTAL EQUITY                            1,020.8      2,213.9          561.8       (2,692.5)       1,104.0
                                        ---------------------------- --------------------------------------------
TOTAL LIABILITIES AND EQUITY            $       3,746.5  $   2,249.6    $   3,004.9     $ (4,182.6)    $  4,818.4
                                        ============================ ============================================


                           HUNTSMAN ICI CHEMICALS LLC
                                DECEMBER 31, 1999
                              (MILLIONS OF DOLLARS)



                                          PARENT ONLY                                                 CONSOLIDATED
                                          HUNTSMAN ICI    COMBINED        COMBINED                    HUNTSMAN ICI
                                           CHEMICALS     GUARANTORS    NON-GUARANTORS  ELIMINATIONS    CHEMICALS
                                        ----------------------------------------------------------------------------
REVENUES:
     Trade sales and services           $        91.5    $   103.2     $    1,109.8     $      -       $  1,704.5
     Related party sales                         77.9         13.9            284.4       (106.7)           269.5
     Tolling fees                                23.3            -                -            -             23.3
                                        -------------------------------------------------------------------------
          TOTAL REVENUE                         592.7        117.1          1,394.2       (106.7)         1,997.3
COST OF GOODS SOLD                              440.9         98.8          1,169.0       (106.7)         1,602.0
                                        -------------------------------------------------------------------------
GROSS PROFIT                                    151.8         18.3            225.2            -            395.3
EXPENSES:
     Selling, general and administrative         40.8          5.2            108.3            -            154.3
     Research and development                    25.3            -             18.4            -             43.7
                                        -------------------------------------------------------------------------
          TOTAL EXPENSES                         66.1          5.2            126.7                         198.0
                                        -------------------------------------------------------------------------
OPERATING INCOME                                 85.7         13.1             98.5            -            197.3

INTEREST EXPENSE                                107.5          3.3             63.0        (67.6)           106.2

INTEREST INCOME                                   0.6         66.7              2.5        (67.6)             2.2

OTHER INCOME                                      3.1          0.3              3.1            -              6.5
                                        -------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES               (18.1)        76.8             41.1            -             99.8
INCOME TAX EXPENSE                                  -            -             18.2            -             18.2

MINORITY INTERESTS IN SUBSIDIARIES                  -            -              1.0            -              1.0
                                        -------------------------------------------------------------------------

NET INCOME (LOSS)                               (18.1)        76.8             21.9            -             80.6

Other comprehensive income (loss) -
foreign currency translation adjustments         12.8         (9.0)             3.8        (10.3)            (2.7)
                                        -------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)             $        (5.3)   $     7.8     $       25.7     $  (10.3)      $     77.9
                                        =========================================================================


                              HUNTSMAN ICI CHEMICALS LLC
                   CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                DECEMBER 31, 1999
                              (MILLIONS OF DOLLARS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                      PARENT ONLY                                                    CONSOLIDATED
                                                     HUNTSMAN ICI      COMBINED        COMBINED                      HUNTSMAN ICI
                                                       CHEMICALS      GUARANTORS    NON-GUARANTORS    ELIMINATIONS     CHEMICALS
---------------------------------------------------------------------------------------------------- --------------- -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $    103.7      $    35.1      $     116.7      $       -        $   255.5
---------------------------------------------------------------------------------------------------- --------------- -------------
INVESTING ACTIVITIES:
-----------------------------------------------------
Purchase of businesses from ICI, net of cash acquired     (679.9)        (116.6)        (1,448.3)             -         (2,244.8)
-----------------------------------------------------
Purchase of business from BP Chemicals, Limited                -              -           (116.6)             -           (116.6)
---------------------------------------------------------------------------------------------------- --------------- ------------
Cash received from unconsolidated affiliates                   -            2.5                -              -              2.5
-----------------------------------------------------
Investment in unconsolidated affiliates                        -              -             (1.7)             -             (1.7)
-----------------------------------------------------
Advances to unconsolidated affiliates                      (26.5)             -                -              -            (26.5)
-----------------------------------------------------
Capital expenditures                                       (55.5)          (0.3)           (76.0)             -           (131.8)
---------------------------------------------------------------------------------------------------- --------------- ------------
     NET CASH USED IN INVESTING ACTIVITIES                (761.9)        (114.4)        (1,642.6)             -         (2,518.9)
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
Borrowings under senior credit facilities                 1,692.5             -                -              -          1,692.5
-----------------------------------------------------
Issuance of senior subordinated notes                       806.3             -                -              -            806.3
-----------------------------------------------------
Proceeds from other long-term debt                              -             -              1.0              -              1.0
-----------------------------------------------------
Debt issuance costs                                         (75.7)            -                -              -            (75.7)
-----------------------------------------------------
Cash contributions by parent                                598.0       1,710.0            147.3       (1,857.3)           598.0
-----------------------------------------------------
Cash distributions to Holdings                             (620.0)            -                -              -           (620.0)
---------------------------------------------------------------------------------------------------- --------------- -------------
Cash distributions to subsidiaries                       (1,710.0)       (147.3)               -        1,857.3                -
-----------------------------------------------------
Intercompany advances - net of repayments                   (22.1)     (1,478.1)         1,500.2              -                -
---------------------------------------------------------------------------------------------------- --------------- -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              669.0          84.6          1,648.5              -          2,402.1
---------------------------------------------------------------------------------------------------- --------------- -------------
Effect of exchange rate changes on cash                      (1.8)         (5.1)             7.1              -              0.2
---------------------------------------------------------------------------------------------------- --------------- -------------
Increase in cash and cash equivalents                         9.0           0.2            129.7              -            138.9
-----------------------------------------------------
Cash and cash equivalents at beginning of period                -             -                -              -                -
---------------------------------------------------------------------------------------------------- --------------- -------------
Cash and cash equivalents at end of period            $       9.0     $     0.2      $     129.7      $       -        $   138.9
                                                     =============================================================================
NON-CASH FINANCING AND INVESTING ACTIVITIES:
-----------------------------------------------------
     Non-cash capital contribution by parent          $   1,048.1     $   436.1      $     388.8      $  (824.9)       $ 1,048.1
-----------------------------------------------------
     Non-cash contributions to subsidiaries                (436.1)       (388.8)               -          824.9                -
-----------------------------------------------------


                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 1999


                                                (MILLIONS OF DOLLARS)
     COLUMN A             COLUMN B                     COLUMN C                  COLUMN D           COLUMN E
------------------- --------------------- ---------------------------------- --------------------------------------
                         BALANCE AT                                                            BALANCE AT END OF
                     BEGINNING OF PERIOD                                                             PERIOD
    DESCRIPTION        JANUARY 1, 1999                ADDITIONS                 DEDUCTIONS      DECEMBER 31, 1999
------------------- --------------------- ---------------------------------- --------------------------------------
                                           CHARGED TO COSTS    CHARGED TO
                                             AND EXPENSES    OTHER ACCOUNTS
                                          ----------------------------------
Allowance for
Doubtful
Accounts                   $ -                    $0.3               $9.2 (1)        $ -                  $9.5


(1) Represents specific reserves provided for receivables which were considered to be uncollectible at the time of acquisition from ICI.