Form 10-Q
period 2000-03-31
HUNTSMAN ICI CHEMICALS LLC
filed 2000-05-15
CIK 1089748

==========================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     INDICATE BY A CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES|X| NO| |


           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES  | |  NO | |


     AT MAY 15, 2000, 1000 MEMBER EQUITY UNITS of Huntsman ICI Chemicals LLC were outstanding.





                HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                             TABLE OF CONTENTS

                                                                             PAGE

Part I-     Financial Information

            Item 1-  Financial Statements
                        Consolidated Condensed Balance Sheets...................2
                        Consolidated Statements of Comprehensive Income.........3
                        Consolidated Condensed Statements of Cash Flows.........5
                        Footnotes to Interim Financial Statements...............6

            Item 2-  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations....................13

            Item 3-  Quantitive and Qualitative Disclosures about Market Risk..16

Part II-    Other Information

            Item 6-  Exhibits and Reports on Form 8-K..........................17



                                   PART I


ITEM 1.     FINANCIAL STATEMENTS



                HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Millions of Dollars)


                                            March 31, 2000    December 31, 1999
                                             (Unaudited)
                                            --------------    -----------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                 $     67.9          $    138.9
    Accounts and notes receivable, net             653.4               629.4
    Inventories                                    408.2               381.3
    Other current assets                            99.1                79.3
                                            --------------    -----------------
        TOTAL CURRENT ASSETS                     1,228.6             1,228.9

Properties, plant and equipment, net             2,668.2             2,656.2
Other noncurrent assets                            867.4               933.3
                                            --------------    -----------------
        TOTAL ASSETS                          $  4,764.2          $  4,818.4
                                            ==============    =================


LIABILITIES AND EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities  $    702.3          $    676.4
    Current portion of long-term debt               54.4                51.7
    Other current liabilities                       34.4                44.1
                                            --------------    -----------------
        TOTAL CURRENT LIABILITIES                  791.1               772.2

Long-term debt                                   2,404.4             2,453.3
Other noncurrent liabilities                       464.8               480.9
                                            --------------    -----------------
         TOTAL LIABILITIES                       3,660.3             3,706.4
                                            --------------    -----------------


MINORITY INTERESTS                                   8.5                 8.0
                                            --------------    -----------------

EQUITY:
     Members' equity, 1,000 units                1,026.1             1,026.1
     Retained earnings                             116.9                80.6
     Accumulated other comprehensive loss         (47.6)               (2.7)
                                            --------------    -----------------

       TOTAL EQUITY                              1,095.4             1,104.0
                                            --------------    -----------------

       TOTAL LIABILITIES AND EQUITY           $  4,764.2          $  4,818.4
                                            ==============    =================



   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (Unaudited)
                           (Millions of Dollars)


                                                              HSCC PREDECESSOR
                                                                  COMPANY
                                                              ----------------
                                               THREE MONTHS ENDED MARCH 31,
                                                 2000            1999
                                            --------------    -----------------

REVENUES:
     Trade sales and services               $       931.7   $        58.9
     Related party sales                            111.0            10.8
     Tolling fees                                    12.2            13.7
                                            --------------    -----------------

          TOTAL REVENUES                          1,054.9            83.4
COST OF GOODS SOLD                                  873.6            61.8
                                            --------------    -----------------

GROSS PROFIT                                        181.3            21.6

EXPENSES:
     Selling, general and administrative             68.0             1.8
     Research and development                        17.9             0.9
                                            --------------    -----------------

          TOTAL EXPENSES                             85.9             2.7
                                            --------------    -----------------
OPERATING INCOME                                     95.4            18.9

INTEREST EXPENSE, NET                                54.3             9.4
OTHER EXPENSE                                         0.4               -
                                            --------------    -----------------

INCOME BEFORE INCOME TAXES                           40.7             9.5
INCOME TAX EXPENSE                                    3.9             3.6
MINORITY INTERESTS IN SUBSIDIARIES                    0.5               -
                                            --------------    -----------------
NET INCOME                                           36.3             5.9
Preferred stock dividends                               -             1.1
Net income available to common
      equity holders                                 36.3             4.8
Other comprehensive loss - foreign
      currency translation adjustments              (44.9)              -
                                            --------------    -----------------
COMPREHENSIVE (LOSS) INCOME                  $       (8.6)     $      4.8
                                            ==============    =================


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EQUITY
                                (Unaudited)
                           (Millions of Dollars)



                                                                          ACCUMULATED
                                                                             OTHER
                                     MEMBERS'     EQUITY     RETAINED    COMPREHENSIVE
                                      UNITS       AMOUNT     EARNINGS        INCOME        TOTAL
Balance, January 1, 2000              1,000      $1,026.1    $  80.6       $    (2.7)    $ 1,104.0
Net income                                                      36.3                          36.3
Foreign currency translation
   adjustments                                                                 (44.9)        (44.9)
                                     -------    ----------  ----------    ------------  -----------
Balance, March 31, 2000               1,000      $1,026.1    $ 116.9       $   (47.6)    $ 1,095.4
                                     =======    ==========  ==========    ============  ===========



   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Millions of Dollars)



                                                              HSCC PREDECESSOR
                                                                  COMPANY
                                                              ----------------
                                               THREE MONTHS ENDED MARCH 31,
                                                    2000           1999
                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES :
Net income                                         $   36.3      $   5.9
Adjustments to reconcile net income to net cash
provided by
    provided by operating activities :
    Depreciation and amortization                      53.3          7.9
    Interest on subordinated note                         -          1.8
    Other non-cash adjustments to net income            0.7          1.8
    Net changes in operating assets and
       liabilities                                    (75.6)        (9.0)
                                                 -----------    -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES       14.7          8.4
                                                 -----------    -----------

INVESTING ACTIVITIES:
Acquisition of assets                                 (26.8)
Cash received from unconsolidated affiliates            3.5
Advances to unconsolidated affiliates                  (7.2)
Capital expenditures                                  (28.0)        (1.2)
                                                 -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES       (58.5)        (1.2)
                                                 -----------    -----------

FINANCING ACTIVITIES:
Repayments of long-term debt                          (25.8)
                                                 -----------    -----------
          NET CASH USED IN FINANCING ACTIVITIES       (25.8)           -

Effect of exchange rate changes on cash                (1.4)           -
                                                 -----------    -----------
Increase (decrease) in cash and cash equivalent       (71.0)         7.2
Cash and cash equivalents at beginning of period      138.9          2.6
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   67.9       $  9.8
                                                 ===========    ============


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Effective June 30, 1999, pursuant to a contribution agreement and ancillary agreements between Huntsman ICI Holdings LLC ("Holdings"), Huntsman Specialty Chemicals Corporation ("HSCC"), Imperial Chemicals Industries PLC ("ICI") and Huntsman ICI Chemicals LLC ("Chemicals" or the "Company"), the Company acquired assets and stock representing ICI's polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses and HSCC's propylene oxide business. In addition, the Company also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals, Limited ("BP Chemicals") (together, the "Transaction").

The Company manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are methylene diphenyl diiscocyanate ("MDI"), propylene oxide ("PO"), methyl tertiary butyl ether ("MTBE"), ethylene, propylene, and titanium dioxide ("TiO2"). The Company is a wholly-owned subsidiary of Holdings.

The accompanying consolidated condensed financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in the Company's 1999 annual report on form 10-K, filed with the Securities and Exchange Commission on March 22, 2000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

3.   INVENTORIES

Inventories consist of the following (in millions):



                              March 31, 2000   December 31, 1999

Raw materials                 $        117.2    $          97.8
Work in progress                        18.5               20.6
Finished goods                         248.9              225.6
                              --------------    ---------------
           TOTAL                       384.6              344.0
Materials and supplies                  23.6               37.3
                              --------------    ---------------
           NET                $        408.2    $         381.3
                              ==============    ===============


4. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, after consideration of indemnifications, none of such litigation is material to the Company's financial condition or results of operations. The Company has entered into various purchase commitments for materials and supplies in the ordinary course of business. These agreements extend from three to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

5. ENVIRONMENTAL MATTERS

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

6. INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company manages its businesses in three segments, Specialty Chemicals (the former ICI polyurethanes business and HSCC's propylene oxide business); Petrochemicals (the petrochemicals businesses acquired from ICI and BP Chemicals); and Tioxide (the titanium dioxide business acquired from
ICI).

The major products of each business group are as follows:


     SEGMENT                       PRODUCTS
Specialty Chemicals   MDI, toluene diisocyanate, polyols, aniline, PO and
                      MTBE
Petrochemicals        Ethylene, propylene, benzene, cyclohexane and
                      paraxylene
Tioxide               TiO2

Sales between segments are generally recognized at external market prices. For the three months ended March 31, 2000, sales to ICI and its affiliates accounted for approximately 8% of consolidated revenues.



                                                      HSCC
                                                   PREDECESSOR
                                                     COMPANY
                                                    -----------
                                     THREE MONTHS ENDED MARCH 31,
                                     ----------------------------
                                         2000         1999
                                      -----------  -----------

NET SALES:
    Specialty Chemicals               $  491.2       $  83.4
    Petrochemicals                       345.3
    Tioxide                              241.5
    Sales between segments,
       Petrochemical sales
      to Specialty Chemicals             (23.1)
                                      -----------  -----------
              TOTAL                   $1,054.9       $  83.4
                                      ===========  ===========

OPERATING INCOME (LOSS):
    Specialty Chemicals               $   61.9       $  18.9
    Petrochemicals                        (0.3)
    Tioxide                               33.8
                                      -----------  -----------
              TOTAL                   $   95.4       $  18.9
                                      ===========  ===========

EBITDA (1):
    Specialty Chemicals               $   91.1       $  26.8
    Petrochemicals                        11.3
    Tioxide                               45.9
                                      -----------  -----------
            TOTAL EBITDA                 148.3          26.8

    Depreciation & Amortization          (53.3)         (7.9)
    Interest Expense, net                (54.3)         (9.4)
                                      -----------  -----------
    INCOME BEFORE INCOME TAXES        $   40.7       $   9.5
                                      ===========  ===========


(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.


7. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The following are consolidating condensed financial statements which present, in separate columns, Chemicals carrying its investment in subsidiaries under the equity method, on a combined basis the guarantors of Chemicals, and on a combined basis the non-guarantors of Chemicals with additional columns reflecting eliminating adjustments and consolidated total as of March 31, 2000 and for the three months ended March 31, 2000. There are no restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Chemicals. The consolidating condensed financial statements are included herein because management has concluded that separate financial statements relating to the guarantors are not material to investors.



                         HUNTSMAN ICI CHEMICALS LLC
                   CONSOLIDATING CONDENSED BALANCE SHEETS
                               MARCH 31, 2000
                           (MILLIONS OF DOLLARS)


                                        PARENT ONLY                     COMBINED                  CONSOLIDATED
                                        HUNTSMAN ICI     COMBINED         NON-                      HUNTSMAN
                                         CHEMICALS      GUARANTORS     GUARANTORS  ELIMINATIONS   ICI CHEMICALS
                                        ------------    ----------     ----------  ------------   -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents             $  15.4         $      -      $    52.5    $       -       $   67.9
   Accounts and notes receivables, net     204.8             26.0          442.6        (20.0)         653.4
   Inventories                              76.2             20.2          311.8            -          408.2
   Other current assets                     19.3             61.1          151.2       (132.5)          99.1
                                        ------------    ----------     ----------  ------------   -------------
        TOTAL CURRENT ASSETS               315.7            107.3          958.1       (152.5)       1,228.6

Properties, plant and equipment            907.0              0.3        1,760.9            -        2,668.2
Other noncurrent assets                  2,562.5          2,129.8          269.4     (4,094.3)         867.4
                                        ------------    ----------     ----------  ------------   -------------
        TOTAL ASSETS                  $  3,785.2         $2,237.4      $ 2,988.4    $(4,246.8)      $4,764.2
                                        ============    ==========     ==========  ============   =============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
        liabilities                   $    172.1         $   35.7      $   546.0     $  (51.5)      $  702.3
   Current portion of long-term debt        35.6                -           18.8            -           54.4
   Other current liabilities               105.0              5.3           25.2       (101.1)          34.4
                                        ------------    ----------     ----------  ------------   -------------
       TOTAL CURRENT LIABILITIES           312.7             41.0          590.0       (152.6)         791.1

Long-term debt                           2,403.8                -        1,409.4     (1,408.8)       2,404.4
Other noncurrent liabilities                46.0              4.0          418.9         (4.1)         464.8
                                        ------------    ----------     ----------  ------------   -------------
       TOTAL LIABILITIES                 2,762.5             45.0        2,418.3     (1,565.5)       3,660.3
                                        ------------    ----------     ----------  ------------   -------------
MINORITY INTERESTS                             -                -            8.5            -            8.5
                                        ------------    ----------     ----------  ------------   -------------

EQUITY:
   Members' equity, 1,000 units          1,026.1                -            -              -        1,026.1
   Subsidiary equity                           -          2,134.6          541.3     (2,675.9)             -
   Retained earnings (deficit)             (40.3)           114.3           38.8          4.1          116.9
   Accumulated other comprehensive
              income (loss)                 36.9            (56.5)         (18.5)        (9.5)         (47.6)
                                        ------------    ----------     ----------  ------------   -------------
        TOTAL EQUITY                     1,022.7          2,192.4          561.6     (2,681.3)       1,095.4
                                        ------------    ----------     ----------  ------------   -------------

TOTAL LIABILITIES AND EQUITY             3,785.2         $2,237.4      $ 2,988.4    $(4,246.8)      $4,764.2
                                        ============    ==========     ==========  ============   =============




                         HUNTSMAN ICI CHEMICALS LLC
 CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS INCL COMPREHENSIVE INCOME
                               MARCH 31, 2000
                           (MILLIONS OF DOLLARS)


                                       PARENT ONLY                                              CONSOLIDATED
                                      HUNTSMAN ICI   COMBINED        COMBINED                   HUNTSMAN ICI
                                        CHEMICALS    GUARANTORS   NON-GUARANTOR   ELIMINATIONS   CHEMICALS
                                     -------------   ----------   -------------   ------------  ------------
REVENUES:
     Trade sales and services          $  245.0      $    46.6    $     640.1      $     -       $   931.7
     Related party sales                   40.6            9.0          118.6        (57.2)          111.0
     Tolling fees                          12.2              -              -            -            12.2
                                     -------------   ----------   -------------   ------------  ------------
          TOTAL REVENUE                   297.8           55.6          758.7        (57.2)        1,054.9
COST OF GOODS SOLD                        223.4           47.3          660.1        (57.2)          873.6
                                     -------------   ----------   -------------   ------------  ------------
GROSS PROFIT                               74.4            8.3           98.6            -           181.3

EXPENSES:
     Selling, general and administrative   28.2            2.6           37.2            -            68.0
     Research and development              13.1              -            4.8            -            17.9
                                     -------------   ----------   -------------   ------------  ------------
          TOTAL EXPENSES                   41.3            2.6           42.0            -            85.9
                                     -------------   ----------   -------------   ------------  ------------
OPERATING INCOME                           33.1            5.7           56.6            -            95.4

INTEREST EXPENSE (INCOME), NET             55.3          (31.8)          30.8            -            54.3
OTHER EXPENSE                                 -              -            0.4            -             0.4
                                     -------------   ----------   -------------   ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES         (22.2)          37.5           25.4            -            40.7
INCOME TAX EXPENSE (BENEFIT)                  -              -            8.0         (4.1)            3.9

MINORITY INTERESTS IN SUBSIDIARIES            -              -            0.5            -             0.5
                                     -------------   ----------   -------------   ------------  ------------

NET INCOME (LOSS)                         (22.2)          37.5           16.9          4.1            36.3

Other comprehensive income (loss) -
   foreign currency translation
   adjustments                             24.1          (47.5)         (22.3)         0.8           (44.9)
                                     -------------   ----------   -------------   ------------  ------------

COMPREHENSIVE INCOME (LOSS)           $     1.9       $  (10.0)    $     (5.4)    $    4.9        $   (8.6)
                                     =============   ==========   =============   ============  ============



                         HUNTSMAN ICI CHEMICALS LLC
              CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                               MARCH 31, 2000
                           (MILLIONS OF DOLLARS)


                                                                                                                CONSOLIDATED
                                            PARENT ONLY HUNTSMAN     COMBINED      COMBINED                     HUNTSMAN ICI
                                                ICI CHEMICALS       GUARANTORS   NON-GUARANTOR   ELIMINATIONS     CHEMICALS
                                                -------------       ----------   -------------   ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       $  (68.9)            $   29.2    $   54.4        $   -              14.7
                                                -------------       ----------   -------------   ------------  ------------

INVESTING ACTIVITIES:
Acquisition of assets                              (12.8)                   -       (14.0)           -             (26.8)
Cash received from unconsolidated affiliates            -                 3.5            -           -               3.5
Advances to unconsolidated affiliates               (7.2)                   -            -           -              (7.2)
Capital expenditures                                (8.3)                   -       (19.7)           -             (28.0)
                                                -------------       ----------   -------------   ------------  ------------
     NET CASH USED IN INVESTING ACTIVITIES         (28.3)                 3.5       (33.7)           -             (58.5)

FINANCING ACTIVITIES:
Repayments of  long-term debt                      (24.2)                   -        (1.6)           -             (25.8)
Cash contributions by parent                            -                58.8          5.1      (63.9)                 -
Cash distributions from subsidiaries                 67.3                   -            -      (67.3)                 -
Cash distributions to parent                            -              (67.3)            -        67.3                 -
Cash distributions to subsidiaries                 (58.8)               (5.1)            -        63.9                 -
Intercompany advances - net of repayments           119.3              (19.3)      (100.0)           -                 -
                                                -------------       ----------   -------------   ------------  ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES      103.6              (32.9)       (96.5)           -             (25.8)
                                                -------------       ----------   -------------   ------------  ------------

Effect of exchange rate changes on cash                 -                   -        (1.4)           -              (1.4)
                                                -------------       ----------   -------------   ------------  ------------
Increase (decrease) in cash and cash equivalents      6.4               (0.2)       (77.2)           -             (71.0)
Cash and cash equivalents at beginning of period      9.0                0.2        129.7            -             138.9
                                                -------------       ----------   -------------   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  15.4           $       -    $   52.5      $     -        $     67.9
                                                =============       ==========   =============   ============  ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (PRO FORMA)

In order to present data which is useful for comparative purposes, the following tabular data for 2000 and pro forma 1999 and related discussion, have been prepared as if the Transaction (excluding the acquisition of 20% of the Wilton olefins facility in June 1999 from BP Chemicals) had taken place in January 1999. These results do not necessarily reflect the results which would have been obtained if the Transaction actually occurred on the date indicated, or the results which may be expected in the future.


                                               (MILLIONS OF DOLLARS)
                                           THREE MONTHS ENDED MARCH 31,
                                                2000      1999 (PRO FORMA)
                                           -------------- ----------------
Specialty Chemicals sales                     $       491   $        419
Petrochemical sales                                   322            221
Tioxide sales                                         242            230
                                           -------------- ----------------
Total revenues                                      1,055            870
Cost of goods sold                                    874            708
                                           -------------- ----------------
Gross profit                                          181            162
Expenses of selling, general, administrative,
   research and development                            86            104
                                           -------------- ----------------
Operating income                                       95             58
Interest expense, net                                  54             56
Other income                                            -              -
Net income before income taxes and minority
   interest                                            41              2
Income tax expense                                      4              3
Minority interests in subsidiaries                      1              -
                                           -------------- ----------------
Net income (loss)                             $        36   $        (1)
                                           ============== ================

Depreciation and amortization                 $        53   $         45
                                           ============== ================

EBITDA (1)                                    $       148   $        103
Net reduction in corporate overhead
  allocation  and insurance expenses                    -              6
Rationalization of TiO2 operations                      -              2
                                           -------------- ----------------
Adjusted EBITDA                               $       148   $        111
                                           ============== ================


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


REVENUES. Revenues for the business in the three months ended March 31, 2000 increased by $185 million, or 21%, to $1,055 million from $870 million during the same period in 1999.

Specialty Chemicals - Total MDI sales volumes increased by 21% from the 1999 period. A strong recovery in the Asian economies led to an increase in sales volumes of 46%, while in Europe and the Americas sales volumes grew by 22% and 16%, respectively. Polyol sales volumes also grew by 27% with the increase arising in the European and U.S. markets. PO sales volumes increased 24% as a result of higher production rates in the 2000 period. Average sales prices of MTBE in the three months ended March 31, 2000 increased by 91% compared to the 1999 period due largely to higher gasoline and crude oil prices. These gains were partially offset by a 10% decrease in average selling prices for MDI and polyols compared to the same period in 1999, approximately half of which was due to a weakening in the Euro versus the U.S. dollar.

Petrochemicals - Sales volumes of ethylene and propylene increased by 53% and 31% respectively. In addition to the volume from the 20% of the olefins facility acquired from BP Chemicals on June 30, 1999, further increases were attributable to increased customer demand. In aromatics, paraxylene and cyclohexane sales volumes rose by 28% and 11% in response to stronger demand. Sales volumes of cumene increased by 136% reflecting the resolution of production problems encountered in 1999. Ethylene prices rose 64%, propylene 79%, benzene 50% and paraxylene 56%. Revenues for the first three months of 1999 included $62 million relating to crude oil trading. This activity was discontinued following the consummation of the Transaction.

Tioxide - Sales volume increased by 10% compared to the 1999 period with demand strong worldwide. Western European and North American volumes grew by 11% and 8% respectively, while the strengthening of the Asian economy impacted positively on volumes and prices in that region. Overall the benefits of increased volume were partially offset by a 4% decline in average selling prices. While local selling prices rose in the North American, Asian and South African markets, these rises were partially offset by a decline in European prices, which was a result of the adverse impact of the Euro's continued weakening versus the U.S. dollar.

GROSS PROFIT. Gross profit for the business in the three months ended March 31, 2000 increased by $19 million, or 12%, to $181 million from $162 million during the same period in 1999.

Specialty Chemicals - MDI and polyols benefited from increased sales volumes, however, this benefit was more than offset by a rise in the major raw materials for MDI, benzene and chlorine. The price of benzene increased by over 70% in both the European and American markets compared to the same period in 1999. Fixed production costs remained largely unchanged. The increased gross profit in PO was attributable to higher PO production rates and increased MTBE selling prices compared to the same period in 1999. These gains were partially offset by an increase in the cost of PO's major raw materials: isobutane, methanol and propylene.

Petrochemicals - Gross profit improved over the equivalent period in 1999, due to the effect of higher sales volumes and the mitigation of feedstock price increases by hedging activities.

Tioxide - Increased volume led to improved gross profit compared to the 1999 period. The adverse impact of exchange rates on gross profit was more than offset by the general increase in local selling prices and fixed production cost savings as a result of Tioxide's manufacturing excellence program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDING RESEARCH AND DEVELOPMENT EXPENSES). Selling, general and administrative expenses (including research and development expenses) ("SG&A") in the three months ended March 31, 2000 decreased by $18 million, or 17%, to $86 million from $104 million for the same period in 1999. The decrease was primarily a result of one-time expenses relating to restructuring and pension costs incurred in the three months ended March 31, 1999 and lower corporate overhead allocations following the Transaction. SG&A expenses also decreased as a result of ongoing restructuring activities.

INTEREST EXPENSE. Net interest expense in the three months ended March 31, 2000 was relatively unchanged from the same period in 1999.

INCOME TAXES. The effective income tax rate declined in the three months ended March 31, 2000 from the same period in 1999 due to a greater share of the income being earned in the U.S., which income is not subject to U.S. Federal income tax at the company level.

NET INCOME. Net income in the three months ended March 31, 2000 increased by $37 million to $36 million from a loss of $1 million during the same period in 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had no outstandings under our $400 million revolving credit facility and had approximately $68 million in cash balances. We also maintain $80 million of short-term overdraft facilities, of which approximately $63 million was available on March 31, 2000. We anticipate that borrowings under the credit facilities and cash flow from operations will be sufficient for us to make required payments of principal and interest on our debt when due, as well as to fund capital expenditures.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Historically, the businesses transferred to us by ICI have managed the majority of their foreign currency exposures by entering into short-term forward foreign exchange contracts with ICI. In addition, short-term exposures to changing foreign currency exchange rates at certain of our foreign subsidiaries were managed, and will continue to be managed, through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions. While the overall extent of our currency hedging activities has not changed significantly, we have altered the scope of our currency hedging activities to reflect the currency denomination of our cash flows. In addition, we are now conducting our currency hedging activities for our exposures arising in connection with the businesses transferred to us by ICI with various financial institutions. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2000, we have outstanding in the notional amount of approximately $15 million equivalent of foreign exchange forward contracts with third party banks with final settlement of not more than 60 days. Predominantly our hedging activity is to sell forward the majority of our surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in year-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

Historically, Huntsman Specialty used interest rate swaps, caps and collar transactions entered into with various financial institutions to hedge against the movements in market interest rates associated with its floating rate debt obligations. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Under the terms of our senior secured credit facilities, we are required to hedge a significant portion of our floating rate debt. As a result, we have entered into approximately $700 million notional amount of interest rate swap, cap and collar transactions, approximately $650 million of which have terms ranging from approximately three years to five years. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.50% to approximately 7.00%. The U.S. dollar collar transactions carry floors ranging from 5.00% to 6.00% and caps ranging from 6.60% to 7.50%. We have also entered into a Euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.3%. Assuming a 1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $14 million. This increase would be reduced by approximately $4 million as a result of the effects of the interest rate swap, cap and collar transactions described above.

In order to reduce our overall raw material costs, our petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2000, the Company had forward purchase and sales contracts for 249,000 and 151,000 tons (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase and a 10% decrease in the price per ton of naphtha, the change would result in gains and losses of approximately $2 million, respectively.


                                     PART II


ITEM 6.

            a) Exhibit 27 - Financial Data Schedule

            b) The Company filed no reports on Form 8-K for the quarter ended March 31, 2000.


SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HUNTSMAN ICI CHEMICALS LLC HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF EVERBERG, COUNTRY OF BELGIUM, ON THE 15TH DAY OF MAY, 2000.


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