Form 10-Q
period 2000-09-30
HUNTSMAN ICI CHEMICALS LLC
filed 2000-10-31
CIK 1089748

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                             ------------------

                                 FORM 1O-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


      INDICATE BY A CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  |X|    NO  |_|


           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY A COURT.   YES |_|   NO  |_|


      AT OCTOBER 31, 2000, 1000 MEMBER EQUITY UNITS OF HUNTSMAN ICI CHEMICALS LLC WERE OUTSTANDING.

=============================================================================


                HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                             TABLE OF CONTENTS


                                                                         PAGE

Part I - Financial Information

         Item 1 - Financial Statements
                  Consolidated Condensed Balance Sheets....................2
                  Consolidated Statements of Operations and
                    Comprehensive Income...................................3
                  Consolidated Condensed Statements of Cash Flows..........5
                  Footnotes to Interim Financial Statements................6

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................17

         Item 3 - Quantitive and Qualitative Disclosures about
                    Market Risk...........................................21

Part II- Other Information

         Item 6 - Exhibits and Reports on Form 8-K........................22




                                   PART I

ITEM 1.   FINANCIAL STATEMENTS


                HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Millions of Dollars)


                                             September 30, 2000   December 31, 1999
                                                (Unaudited)
                                             ------------------   -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $     103.1          $     138.9
  Accounts and notes receivable, net                  657.0                629.4
  Inventories                                         441.0                381.3
  Other current assets                                 93.6                 79.3
                                                ------------         ------------
        TOTAL CURRENT ASSETS                        1,294.7              1,228.9

Properties, plant and equipment, net                2,607.2              2,656.2
Other noncurrent assets                               872.9                933.3
                                                ------------         ------------
        TOTAL ASSETS                            $   4,774.8          $   4,818.4
                                                ============         ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities      $     702.2          $     676.4
  Current portion of long-term debt                    66.9                 51.7
  Other current liabilities                            32.4                 44.1
                                                ------------         ------------
        TOTAL CURRENT LIABILITIES                     801.5                772.2

Long-term debt                                      2,437.8              2,453.3
Other noncurrent liabilities                          445.1                480.9
                                                ------------         ------------
         TOTAL LIABILITIES                          3,684.4              3,706.4
                                                ------------         ------------

MINORITY INTERESTS                                      9.2                  8.0
                                                ------------         ------------

EQUITY:
   Members' equity, 1,000 units                     1,026.1              1,026.1
   Retained earnings                                  213.9                 80.6
   Accumulated other comprehensive loss              (158.8)                (2.7)
                                                ------------         ------------
         TOTAL EQUITY                               1,081.2              1,104.0
                                                ------------         ------------
         TOTAL LIABILITIES AND EQUITY           $   4,774.8          $   4,818.4
                                                ============         ============


  SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                       HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                      (Unaudited)
                                (Millions of Dollars)



                                                                                            HSCC PREDECESSOR
                                                                                                 COMPANY
                                    THREE MONTHS ENDED SEPTEMBER 30,                        ----------------
                                    --------------------------------   NINE MONTHS ENDED    SIX MONTHS ENDED
                                          2000              1999       SEPTEMBER 30, 2000   JUNE 30, 1999
                                    ---------------   --------------   ------------------   ----------------
REVENUES:
   Trade sales and services           $     999.5      $     819.6        $   2,956.8          $     134.0
   Related party sales                      126.7            126.5              358.7                 29.0
   Tolling fees                              10.7             12.8               31.0                 29.0
                                      -----------      -----------        -----------          -----------
          TOTAL REVENUES                  1,136.9            958.9            3,346.5                192.0
COST OF GOODS SOLD                          941.5            760.7            2,764.0                134.1
                                      -----------      -----------        -----------          -----------
GROSS PROFIT                                195.4            198.2              582.5                 57.9

EXPENSES:
   Selling, general and
     administrative                          73.0             65.0              205.2                  3.2
   Research and development                  15.2             19.3               44.9                  2.1
                                      -----------      -----------        -----------          -----------
          TOTAL EXPENSES                     88.2             84.3              250.1                  5.3
                                      -----------      -----------        -----------          -----------
OPERATING INCOME                            107.2            113.9              332.4                 52.6

INTEREST EXPENSE, NET                        56.0             52.4              165.0                 18.1
OTHER  EXPENSE (INCOME), NET                  0.7             (0.5)               2.4                    -
                                      -----------      -----------        -----------          -----------
INCOME BEFORE INCOME TAXES                   50.5             62.0              165.0                 34.5
INCOME TAX EXPENSE                            8.7              7.9               21.6                 13.1
MINORITY INTERESTS IN SUBSIDIARIES            0.8              0.8                2.1                    -
                                      -----------      -----------        -----------          -----------
NET INCOME                                   41.0             53.3              141.3                 21.4

Preferred stock dividends                                                                              2.2
Net income available to common
   equity holders                            41.0             53.3              141.3                 19.2
Other comprehensive income (loss)-
   foreign currency translation
   adjustments                              (74.1)            22.5             (156.1)                   -
                                      -----------      -----------        -----------          -----------
COMPREHENSIVE INCOME (LOSS)           $     (33.1)     $      75.8        $     (14.8)         $      19.2
                                      ============     ===========        ============         ===========


      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                   HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EQUITY
                                (Unaudited)
                           (Millions of Dollars)



                                                                ACCUMULATED
                                MEMBERS' EQUITY                    OTHER
                               -----------------    RETAINED   COMPREHENSIVE
                               UNITS      AMOUNT    EARNINGS       INCOME        TOTAL
                               -----      ------    --------   -------------     -----
Balance, January 1, 2000       1,000    $ 1,026.1   $  80.6       $   (2.7)    $ 1,104.0
Net income                                            141.3                        141.3
Dividend                                               (8.0)                        (8.0)
Foreign currency translation
  adjustments                                                       (156.1)       (156.1)
                               -----    ---------   --------      ---------    ----------
Balance, September  30, 2000   1,000    $ 1,026.1   $ 213.9       $ (158.8)    $ 1,081.2
                               =====    =========   ========      =========    ==========


      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                             HUNTSMAN ICI CHEMICALS LLC AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                          (Millions of Dollars)

                                                                                            HSCC PREDECESSOR
                                                                                                COMPANY
                                                                                            ----------------
                                                 NINE MONTHS ENDED     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 SEPTEMBER 30, 2000    SEPTEMBER 30, 1999   JUNE 30, 1999
                                                 ------------------    ------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $      141.3          $       53.3        $       21.4
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization                           160.0                  48.6                15.6
   Interest on subordinated note                                                                       3.6
   Other non-cash adjustments to net income                  7.0                   9.6                 6.6
   Net changes in operating assets and
     liabilities                                          (112.1)                 23.4                (6.7)
                                                    -------------         -------------       -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES             196.2                 134.9                40.5
                                                    -------------         -------------       -------------

INVESTING ACTIVITIES:
Purchase of businesses from Imperial Chemical
   Industries PLC ("ICI"), net of cash acquired                               (2,284.8)
Purchase of business from BP Chemicals, Limited                                 (116.6)
Acquisition of other businesses                           (146.9)
Capital expenditures                                      (125.4)                (44.0)               (4.0)
Cash received from unconsolidated affiliates                 7.5
Advances to unconsolidated affiliates                       (9.0)                (15.9)
                                                    -------------         -------------       -------------
     NET CASH USED IN INVESTING ACTIVITIES                (273.8)             (2,461.3)               (4.0)
                                                    -------------         -------------       -------------

FINANCING ACTIVITIES:
Borrowings under senior credit facilities                  100.0               1,670.0
Issuance of senior subordinated notes                                            807.0
Debt issuance costs                                                              (74.3)
Cash contributions by parent                                                     598.0
Cash distributions to parent                                (8.0)               (620.0)
Repayments of long-term debt                               (38.1)                                    (35.0)
                                                    -------------         -------------       -------------
     NET CASH USED IN FINANCING ACTIVITIES                  53.9               2,380.7               (35.0)

Effect of exchange rate changes on cash                    (12.1)                 13.1                   -
                                                    -------------         -------------       -------------
Increase (decrease) in cash and cash
  equivalents                                              (35.8)                 67.4                 1.5
Cash and cash equivalents at beginning
  of period                                                138.9                     -                 2.6
                                                    -------------         -------------       -------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD     $      103.1          $       67.4        $        4.1
                                                    =============         =============       =============

NON-CASH FINANCING AND INVESTING ACTIVITIES :
  Non-cash capital contribution by parent           $          -          $    1,053.0        $          -
                                                    =============         =============       =============


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

3.   INVENTORIES

Inventories consist of the following (in millions):

                               September 30, 2000    December 31, 1999
                               ------------------    ------------------

     Raw materials                $      127.6          $      97.8
     Work in progress                     17.3                 20.6
     Finished goods                      274.0                225.6
                               ------------------    ------------------
               SUBTOTAL                  418.9                344.0
     Materials and supplies               22.1                 37.3
                               ------------------    ------------------
               TOTAL              $      441.0          $     381.3
                               ==================    ==================

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

The major products of each business group are as follows:


             SEGMENT                       PRODUCTS
             -------                       --------
      Specialty Chemicals      MDI, toluene diisocyanate, thermoplastic
                               polyurethane, polyols, aniline, PO and MTBE
      Petrochemicals           Ethylene, propylene, benzene, cyclohexane
                               and paraxylene
      Tioxide                  TiO2

Sales between segments are generally recognized at external market prices. For the three and nine months ended September 30, 2000, sales to ICI and its affiliates accounted for approximately 8% of consolidated revenues.


                                                                                       HSCC
                                                                                   PREDECESSOR
                                                                                     COMPANY
                                    THREE MONTHS ENDED                           ----------------
                                       SEPTEMBER 30,        NINE MONTHS ENDED    SIX MONTHS ENDED
                                 -------------------------    SEPTEMBER 30,           JUNE 30,
                                     2000         1999           2000                   1999
                                 -----------  ------------  -----------------    ----------------
NET SALES:
  Specialty Chemicals            $    549.1    $    466.0      $  1,589.3            $    192.0
  Petrochemicals                      371.9         257.3         1,093.2
  Tioxide                             243.3         254.8           740.5
  Sales between segments,
    Petrochemicals sales
    to Specialty Chemicals            (27.4)        (19.2)          (76.5)
                                 -----------   -----------     -----------           -----------
            TOTAL                $  1,136.9    $    958.9      $  3,346.5            $    192.0
                                 ===========   ===========     ===========           ===========

OPERATING INCOME:
  Specialty Chemicals            $     44.3    $     71.0      $    173.3            $     52.6
  Petrochemicals                       13.9           7.4            35.3
  Tioxide                              49.0          35.5           123.8
                                 -----------   -----------     -----------           -----------
            TOTAL                $    107.2    $    113.9      $    332.4            $     52.6
                                 ===========   ===========     ===========           ===========

EBITDA (1):
  Specialty Chemicals            $     76.8    $     98.7      $    265.1            $     68.2
  Petrochemicals                       24.5          17.3            69.3
  Tioxide                              57.9          47.0           155.6
                                 -----------   -----------     -----------           -----------
            TOTAL EBITDA              159.2         163.0           490.0                  68.2

  Depreciation & amortization         (52.7)        (48.6)         (160.0)                (15.6)
  Interest expense, net               (56.0)        (52.4)         (165.0)                (18.1)
                                 -----------   -----------     -----------           -----------
  INCOME BEFORE INCOME TAXES     $     50.5    $     62.0      $    165.0            $     34.5
                                 ===========   ===========     ===========           ===========

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.


7. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The following are consolidating condensed financial statements which present, in separate columns: Chemicals carrying its investment in subsidiaries under the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying its investment in the Non-Guarantors under the equity method; and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2000 and December 31,1999 and for the three and nine months ended September 30, 2000 and for the three months ended September 30, 1999. There are no restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Chemicals. The Combined Guarantors are wholly owned subsidiaries of Chemicals and have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Company has not presented seperate financial statements and other disclosures concerning the Combined Guarantors because management has determined that such information is not material to investors.


                                            HUNTSMAN ICI CHEMICALS LLC
                                    CONSOLIDATING CONDENSED BALANCE SHEETS
                                               SEPTEMBER 30, 2000
                                                  (UNAUDITED)
                                             (MILLIONS OF DOLLARS)


                                        PARENT ONLY                                                  CONSOLIDATED
                                        HUNTSMAN ICI                      NON-                        HUNTSMAN
                                          CHEMICALS    GUARANTORS     GUARANTORS     ELIMINATIONS    ICI CHEMICALS
                                        ------------   ----------     ----------     ------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $       3.6    $         -    $      99.5    $         -     $     103.1
  Accounts and notes receivables, net         188.9           33.5          505.5          (70.9)          657.0
  Inventories                                  47.0           50.1          343.9              -           441.0
  Other current assets                         15.7           82.8          102.5         (107.4)           93.6
                                        ------------   ------------   ------------   ------------    ------------
        TOTAL CURRENT ASSETS                  255.2          166.4        1,051.4         (178.3)        1,294.7

Properties, plant and equipment, net          573.6          363.0        1,670.6              -         2,607.2
Investment in unconsolidated
  affiliates                                2,662.2          765.1            1.3       (3,271.7)          156.9
Other noncurrent assets                       350.6        1,432.1          275.3       (1,342.0)          716.0
                                        ------------   ------------   ------------   ------------    ------------
        TOTAL ASSETS                    $   3,841.6    $   2,726.6    $   2,998.6    $  (4,792.0)    $   4,774.8
                                        ============   ============   ============   ============    ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities                         $     151.0    $      54.2    $     601.5    $    (104.5)    $     702.2
  Current portion of long-term debt            57.5              -            9.4              -            66.9
  Other current liabilities                    69.6           10.8           25.8          (73.8)           32.4
                                        ------------   ------------   ------------   ------------    ------------
       TOTAL CURRENT LIABILITIES              278.1           65.0          636.7         (178.3)          801.5

Long-term debt                              2,435.2              -        1,344.6       (1,342.0)        2,437.8
Other noncurrent liabilities                   47.1            3.9          394.1              -           445.1
                                        ------------   ------------   ------------   ------------    ------------
       TOTAL LIABILITIES                    2,760.4           68.9        2,375.4       (1,520.3)        3,684.4
                                        ------------   ------------   ------------   ------------    ------------

MINORITY INTERESTS                                -              -            9.2              -             9.2
                                        ------------   ------------   ------------   ------------    ------------

EQUITY:
  Members' equity, 1,000 units              1,026.1              -              -              -         1,026.1
  Subsidiary equity                                        2,577.7          572.9       (3,150.6)             -
  Retained earnings                           213.9          309.9          115.6         (425.5)          213.9
  Accumulated other comprehensive
    loss                                     (158.8)        (229.9)         (74.5)         304.4          (158.8)
                                        ------------   ------------   ------------   ------------    ------------
        TOTAL EQUITY                        1,081.2        2,657.7          614.0       (3,271.7)        1,081.2
                                        ------------   ------------   ------------   ------------    ------------

        TOTAL LIABILITIES AND EQUITY    $   3,841.6    $   2,726.6    $   2,998.6    $  (4,792.0)    $   4,774.8
                                        ============   ============   ============   ============    ============




                                         HUNTSMAN ICI CHEMICALS LLC
                                 CONSOLIDATING CONDENSED BALANCE SHEETS
                                              DECEMBER 31, 1999
                                                   (UNAUDITED)
                                            (MILLIONS OF DOLLARS)


                                        PARENT ONLY                                                  CONSOLIDATED
                                        HUNTSMAN ICI                      NON-                        HUNTSMAN
                                          CHEMICALS    GUARANTORS     GUARANTORS     ELIMINATIONS    ICI CHEMICALS
                                        ------------   ----------     ----------     ------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $       9.0    $       0.2    $     129.7    $         -     $     138.9
  Accounts and notes receivables, net         189.9           33.0          406.5              -           629.4
  Inventories                                  47.6           16.5          317.2              -           381.3
  Other current assets                         13.0            5.1           61.2              -            79.3
                                        ------------   ------------   ------------   ------------    ------------
        TOTAL CURRENT ASSETS                  259.5           54.8          914.6              -         1,228.9

Properties, plant and equipment, net          828.6            0.3        1,827.3              -         2,656.2
Investment in unconsolidated
  affiliates                                2,239.2          720.0            0.9       (2,771.2)          188.9
Other noncurrent assets                       502.4        1,470.6          263.0       (1,491.6)          744.4
                                        ------------   ------------   ------------   ------------    ------------
        TOTAL ASSETS                    $   3,829.7    $   2,245.7    $   3,005.8    $  (4,262.8)    $   4,818.4
                                        ============   ============   ============   ============    ============
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
      liabilities                       $     189.5    $      18.8    $     468.1    $         -     $     676.4
   Current portion of long-term debt           36.3              -           15.4              -            51.7
   Other current liabilities                      -           12.5           31.6              -            44.1
                                        ------------   ------------   ------------   ------------    ------------
       TOTAL CURRENT LIABILITIES              225.8           31.3          515.1              -           772.2

Long-term debt                              2,451.4              -        1,493.5       (1,491.6)        2,453.3
Other noncurrent liabilities                   48.5            4.4          428.0              -           480.9
                                        ------------   ------------   ------------   ------------    ------------
       TOTAL LIABILITIES                    2,725.7           35.7        2,436.6       (1,491.6)        3,706.4
                                        ------------   ------------   ------------   ------------    ------------

MINORITY INTERESTS                                -              -            8.0              -             8.0
                                        ------------   ------------   ------------   ------------    ------------

EQUITY:
   Members' equity, 1,000 units             1,026.1              -              -              -         1,026.1
   Subsidiary equity                              -        2,126.8          553.6       (2,680.4)              -
   Retained earnings                           80.6           98.7           21.9         (120.6)           80.6
   Accumulated other comprehensive
     loss                                      (2.7)         (15.5)         (14.3)          29.8            (2.7)
                                        ------------   ------------   ------------   ------------    ------------
        TOTAL EQUITY                        1,104.0        2,210.0          561.2       (2,771.2)        1,104.0
                                        ------------   ------------   ------------   ------------    ------------

        TOTAL LIABILITIES AND EQUITY    $   3,829.7    $   2,245.7    $   3,005.8    $  (4,262.8)    $   4,818.4
                                        ============   ============   ============   ============    ============




                               HUNTSMAN ICI CHEMICALS LLC
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                         THREE MONTHS ENDED SEPTEMBER 30, 2000
                                      (UNAUDITED)
                                (MILLIONS OF DOLLARS)


                                        PARENT ONLY                                                  CONSOLIDATED
                                        HUNTSMAN ICI                      NON-                        HUNTSMAN
                                          CHEMICALS    GUARANTORS     GUARANTORS     ELIMINATIONS    ICI CHEMICALS
                                        ------------   ----------     ----------     ------------    -------------
REVENUES:
     Trade sales and services           $     276.9    $      48.0    $     674.6    $         -     $     999.5
     Related party sales                       54.9           12.7          131.1          (72.0)          126.7
     Tolling fees                              10.7              -              -              -            10.7
                                        ------------   ------------   ------------   ------------    ------------
          TOTAL REVENUE                       342.5           60.7          805.7          (72.0)        1,136.9
COST OF GOODS SOLD                            278.0           51.8          683.7          (72.0)          941.5
                                        ------------   ------------   ------------   ------------    ------------
GROSS PROFIT                                   64.5            8.9          122.0              -           195.4

EXPENSES:
     Selling, general and administrative       24.3            1.4           47.3              -            73.0
     Research and development                  11.8              -            3.4              -            15.2
                                        ------------   ------------   ------------   ------------    ------------
          TOTAL EXPENSES                       36.1            1.4           50.7              -            88.2
                                        ------------   ------------   ------------   ------------    ------------
OPERATING INCOME                               28.4            7.5           71.3              -           107.2

INTEREST EXPENSE (INCOME), NET                 59.4          (32.6)          29.2              -            56.0
EQUITY IN EARNINGS OF UNCONSOLIDATED
      AFFLILIATES                              71.1           31.0              -         (102.1)              -
OTHER EXPENSE (INCOME)                         (0.9)             -            1.6              -             0.7
                                        ------------   ------------   ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                     41.0           71.1           40.5              -            50.5
INCOME TAX EXPENSE                                -              -            8.7              -             8.7
MINORITY INTERESTS IN SUBSIDIARIES                -              -            0.8              -             0.8
                                        ------------   ------------   ------------   ------------    ------------

NET INCOME                                     41.0           71.1           31.0         (102.1)           41.0

Other comprehensive loss -
foreign currency translation
   adjustments                                (74.1)        (108.2)         (30.2)         138.4           (74.1)
                                        ------------   ------------   ------------   ------------    ------------

COMPREHENSIVE (LOSS) INCOME             $     (33.1)   $     (37.1)   $       0.8    $      36.3     $     (33.1)
                                        =============  ============   ============   ============    ============




                                     HUNTSMAN ICI CHEMICALS LLC
            CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              THREE MONTHS ENDED SEPTEMBER 30, 1999
                                            (UNAUDITED)
                                      (MILLIONS OF DOLLARS)



                                        PARENT ONLY                                                  CONSOLIDATED
                                        HUNTSMAN ICI                      NON-                        HUNTSMAN
                                          CHEMICALS    GUARANTORS     GUARANTORS     ELIMINATIONS    ICI CHEMICALS
                                        ------------   ----------     ----------     ------------    -------------
REVENUES:
   Trade sales and services             $     236.8    $      51.0    $     531.8    $         -     $     819.6
   Related party sales                         43.5            7.3          273.1         (197.4)          126.5
   Tolling fees                                12.8              -              -              -            12.8
                                        ------------   ------------   ------------   ------------    ------------
          TOTAL REVENUE                       293.1           58.3          804.9         (197.4)          958.9
COST OF GOODS SOLD                            190.0           52.5          715.6         (197.4)          760.7
                                        ------------   ------------   ------------   ------------    ------------
GROSS PROFIT                                  103.1            5.8           89.3              -           198.2

EXPENSES:
   Selling, general and administive            41.7            0.1           23.2              -            65.0
   Research and development                    12.6              -            6.7              -            19.3
                                        ------------   ------------   ------------   ------------    ------------
          TOTAL EXPENSES                       54.3            0.1           29.9              -            84.3
                                        ------------   ------------   ------------   ------------    ------------
OPERATING INCOME                               48.8            5.7           59.4              -           113.9

INTEREST EXPENSE (INCOME), NET                 53.2          (31.0)          30.2              -            52.4
EQUITY IN EARNINGS OF UNCONSOLIDATED
   AFFILIATES                                  57.7           22.2              -          (79.9)              -
OTHER EXPENSE (INCOME)                            -            0.6           (1.1)             -            (0.5)
                                        ------------   ------------   ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                     53.3           58.3           30.3          (79.9)           62.0
INCOME TAX EXPENSE                                -            0.6            7.3              -             7.9
MINORITY INTERESTS IN SUBSIDIARIES                -              -            0.8              -             0.8
                                        ------------   ------------   ------------   ------------    ------------

NET INCOME                                     53.3           57.7           22.2          (79.9)           53.3

Other comprehensive income -
foreign currency translation
   adjustments                                 22.5           47.1           14.5          (61.6)           22.5
                                        ------------   ------------   ------------   ------------    ------------

COMPREHENSIVE INCOME                    $      75.8    $     104.8    $      36.7    $    (141.5)    $      75.8
                                        ============   ============   ============   ============    ============




                                    HUNTSMAN ICI CHEMICALS LLC
         CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                               NINE MONTHS ENDED SEPTEMBER 30,2000
                                           (UNAUDITED)
                                      (MILLIONS OF DOLLARS)


                                        PARENT ONLY                                                  CONSOLIDATED
                                        HUNTSMAN ICI                      NON-                        HUNTSMAN
                                          CHEMICALS    GUARANTORS     GUARANTORS     ELIMINATIONS    ICI CHEMICALS
                                        ------------   ----------     ----------     ------------    -------------
REVENUES:
  Trade sales and services              $     816.8    $     145.8    $   1,994.2    $         -     $   2,956.8
  Related party sales                         142.5           33.5          370.7         (188.0)          358.7
  Tolling fees                                 31.0              -              -              -            31.0
                                        ------------   ------------   ------------   ------------    ------------
          TOTAL REVENUE                       990.3          179.3        2,364.9         (188.0)        3,346.5
COST OF GOODS SOLD                            772.2          150.1        2,029.7         (188.0)        2,764.0
                                        ------------   ------------   ------------   ------------    ------------
GROSS PROFIT                                  218.1           29.2          335.2              -           582.5

EXPENSES:
  Selling, general and administive             84.4            8.8          112.0              -           205.2
  Research and development                     33.8              -           11.1              -            44.9
                                        ------------   ------------   ------------   ------------    ------------
          TOTAL EXPENSES                      118.2            8.8          123.1              -           250.1
                                        ------------   ------------   ------------   ------------    ------------
OPERATING INCOME                               99.9           20.4          212.1              -           332.4

INTEREST EXPENSE (INCOME), NET                170.8          (97.1)          91.3              -           165.0
EQUITY IN EARNINGS OF UNCONSOLIDATED
   AFFLILIATES                                211.2           93.7              -         (304.9)              -
OTHER EXPENSE (INCOME)                         (1.0)             -            3.4              -             2.4
                                        ------------   ------------   ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                    141.3          211.2          117.4         (304.9)          165.0
INCOME TAX EXPENSE                                -              -           21.6              -            21.6
MINORITY INTERESTS IN SUBSIDIARIES                -              -            2.1              -             2.1
                                        ------------   ------------   ------------   ------------    ------------

NET INCOME                                    141.3          211.2           93.7         (304.9)          141.3

Other comprehensive loss -
foreign currency translation
   adjustments                               (156.1)        (214.4)         (60.2)         274.6          (156.1)
                                        ------------   ------------   ------------   ------------    ------------

COMPREHENSIVE INCOME (LOSS)             $     (14.8)   $      (3.2)   $      33.5    $     (30.3)    $     (14.8)
                                        ============   ============   ============   ============    ============




                                                  HUNTSMAN ICI CHEMICALS LLC
                                        CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                                              NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                          (UNAUDITED)
                                                    (MILLIONS OF DOLLARS)


                                                 PARENT ONLY                                                  CONSOLIDATED
                                                 HUNTSMAN ICI                      NON-                        HUNTSMAN
                                                   CHEMICALS    GUARANTORS     GUARANTORS     ELIMINATIONS    ICI CHEMICALS
                                                 ------------   ----------     ----------     ------------    -------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                       $     (44.2)   $     110.7    $     129.7    $         -     $     196.2
                                                 ------------   ------------   ------------   ------------    ------------

INVESTING ACTIVITIES:
Acquisition of  businesses                            (132.9)                        (14.0)                        (146.9)
Cash received from unconsolidated
  affiliates                                                            7.5                                           7.5
Advances to unconsolidated affiliates                   (9.0)                                                        (9.0)
Capital expenditures                                   (28.3)          (0.8)         (96.3)                        (125.4)
                                                 ------------   ------------   ------------   ------------    ------------
    NET CASH USED IN INVESTING ACTIVITIES             (170.2)           6.7         (110.3)             -          (273.8)
                                                 ============   ============   ============   ============    ============

FINANCING ACTIVITIES:
Borrowings under senior credit facility                100.0                                                        100.0
Repayments of  long-term debt                          (35.7)                         (2.4)                         (38.1)
Cash contributions by parent                                          203.5           19.2         (222.7)              -
Cash distributions from subsidiaries                   222.1                                       (222.1)              -
Cash distributions to parent                            (8.0)        (222.1)                        222.1            (8.0)
Cash distributions to subsidiaries                    (203.5)         (19.2)                        222.7               -
Intercompany advances - net of repayments              134.1          (79.8)         (54.3)                             -
                                                 ------------   ------------   ------------   ------------    ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          209.0         (117.6)         (37.5)             -            53.9

Effect of exchange rate changes on cash                    -              -          (12.1)             -           (12.1)
                                                 ------------   ------------   ------------   ------------    ------------
Decrease in cash and cash equivalents                   (5.4)          (0.2)         (30.2)             -           (35.8)
Cash and cash equivalents at beginning of
   period                                                9.0            0.2          129.7              -           138.9
                                                 ------------   ------------   ------------   ------------    ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $       3.6    $         -    $      99.5    $         -     $     103.1
                                                 ===========    ============   ============   ============    ============



                                               HUNTSMAN ICI CHEMICALS LLC
                                   CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                                          THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                         (UNAUDITED)
                                                    (MILLIONS OF DOLLARS)


                                                 PARENT ONLY                                                  CONSOLIDATED
                                                 HUNTSMAN ICI                      NON-                        HUNTSMAN
                                                   CHEMICALS    GUARANTORS     GUARANTORS     ELIMINATIONS    ICI CHEMICALS
                                                 ------------   ----------     ----------     ------------    -------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                       $      55.7    $    4.5    $     222.0    $    (147.3)    $     134.9
                                                 ------------   ------------   ------------   ------------    ------------
Investing activities:
Purchase of businesses from ICI,
 net of cash acquired                                 (551.7)     (322.2)      (1,410.9)                      (2,284.8)
Purchase of business from BP chemicals                (116.6)                                                   (116.6)
Advances to unconsolidated affiliates                  (15.9)                                                    (15.9)
Capital expenditures                                   (17.2)                     (26.8)                         (44.0)
                                                 ------------   ------------   ------------   ------------    ------------
          NET CASH USED IN INVESTING ACTIVITIES       (701.4)     (322.2)      (1,437.7)              -       (2,461.3)

Financing Activities:
Borrowings under senior credit facilities            1,670.0                                                   1,670.0
Issuance of senior subordinated notes                  807.0                                                     807.0
Debt issurance costs                                   (74.3)                                                    (74.3)
Cash contributions by parent                           598.0     1,710.0            0.7        (1,710.7)         598.0
Cash distributions to parent                          (620.0)                                                   (620.0)
Cash distributions to subsidiaries                  (1,710.7)     (147.3)                       1,858.0              -
Intercompany advances - net of repayments              (14.7)   (1,245.0)       1,259.7                              -
                                                 ------------   ------------   ------------   ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES         655.3       317.7        1,260.4           147.3        2,380.7

Effect of exchange rate changes on cash                    -           -           13.1               -           13.1
Increase in cash and cash equivalents                    9.6           -           57.8               -           67.4
Cash and cash equivalents at beginning of period           -           -              -               -              -
                                                 ------------   ------------   ------------   ------------    ------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD    $     9.6    $      -      $    57.8        $      -       $   67.4
                                                 ============   ============   ============   ============    ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Non-cash capital contribution by parent      $     1,053.0    $             $                $                   0.0
                                                 ============   ============   ============   ============    ============





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

Three and Nine Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 and Pro Forma Nine Months Ended September 30, 1999.

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

                                                (Millions of Dollars)
                                     Three months ended     Nine months ended
                                        September 30,         September 30,
                                       2000       1999       2000       1999
                                                                    (PRO FORMA)
                                    ---------- ----------  ---------  --------
Specialty Chemicals sales             $    549   $    466   $  1,589  $  1,359
Petrochemicals sales                       345        238      1,017       728
Tioxide sales                              243        255        740       745
                                    ---------- ----------  ---------  --------
Total revenues                           1,137        959      3,346     2,832
Cost of goods sold                         942        761      2,764     2,262
                                    ---------- ----------  ---------  --------
Gross profit                               195        198        582       570
Expenses of selling, general,
administrative, research and
development                                 88         84        250       288
                                    ---------- ----------  ---------  --------
Operating income                           107        114        332       282
Interest expense, net                       56         52        165       168
Other expense (income)                       1          -          2       (1)
                                    --------------------- ----------  --------
Net income before income taxes and
minority interest                           50         62        165       115
Income tax expense                           8          8         22        18
Minority interests in subsidiaries           1          1          2         1
                                    ---------- ----------  ---------  --------
Net income                            $     41   $     53   $    141  $     96
                                    ========== === ======  =========  = ======

Depreciation and amortization         $     53   $     49   $    160  $    137
                                    ========== === ======  =========  = ======

EBITDA (1)                            $    159   $    163   $    490  $    420
Net reduction in corporate overhead
allocation and insurance expenses                                           11
Rationalization of TiO2 operations                                           5
                                    ---------- ----------  ---------  --------
Adjusted EBITDA                       $    159   $    163   $    490  $    436
                                    ========== === ======  =========  = ======

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


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES. Revenues for the three months ended September 30, 2000 increased by $178 million, or 19%, to $1,137 million from $959 million during the same period in 1999.

Specialty Chemicals -Total MDI sales volumes increased by 31% compared to the 1999 period. In the Americas, sales volumes grew by 17% following completion of the MDI expansion project at our Geismar, Louisiana facility which occurred in the first quarter of 2000. European sales volumes grew by 31% due to strong demand. A strong recovery in the Asian economies led to a 99% increase in sales volumes in that region. Polyol sales volumes grew by 27% with the increase primarily attributable to the European region. PO and MTBE sales volumes decreased due to an unscheduled plant shutdown in September, which was resolved in October. Average sales prices of MTBE increased by 45% compared to the 1999 period due largely to higher gasoline prices. These gains were partially offset by declines in average selling prices for MDI and polyols compared to the same period in 1999, a substantial portion of which was due to a weakening in the value of the Euro versus the U.S. dollar.

Petrochemicals - Sales volumes of the Company's primary olefins, ethylene and propylene, increased by 9% and 8%, respectively. In aromatics, paraxylene and cyclohexane sales volumes increased by 21% and 23% respectively. These increases were attributable to strong customer demand. Average ethylene selling prices rose 39%, average propylene selling prices rose by 67%, average cyclohexane selling prices rose by 58% and average paraxylene selling prices rose by 49% due to higher feedstock prices and improved market conditions.

Tioxide - Sales volumes declined by 5% compared to the 1999 period. 1999 sales benefitted from a reduction in finished goods inventory. Average selling prices increased by 2%, higher local currency selling prices were partially offset by the Euro's continued weakening against the U.S. dollar.

GROSS PROFIT. Gross profit for the three months ended September 30, 2000 decreased by $3 million, or 2%, to $195 million from $198 million during the same period in 1999.

Specialty Chemicals - MDI and polyols benefited from increased sales volumes. However, this benefit was more than offset by a substantial increase in prices for their major raw material, benzene. The decreased gross profit in PO was attributable to an increase in the cost of PO's major raw materials, propylene, methanol and isobutane. The higher cost of PO's raw materials was primarily a result of higher crude oil and crude oil derivative prices.

Petrochemicals - Gross profit improved over the same period in 1999, due to higher sales volumes and higher average selling prices. These increases were partially offset by higher feedstock prices.

Tioxide -Gross profit improved over the same period in 1999 due mainly to lower production costs resulting from Tioxide's ongoing manufacturing excellence program. The adverse impact of exchange rates on selling prices has been partially offset by a favorable impact on local currency operating costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDING RESEARCH AND DEVELOPMENT EXPENSES). Selling, general and administrative expenses (including research and development expenses) ("SG&A") in the three months ended September 30, 2000 increased by $4 million, or 5%, to $88 million from $84 million for the same period in 1999.

INTEREST EXPENSE. Net interest expense in the three months ended September 30, 2000 increased by $4 million to $56 million from $52 million during the same period in 1999 due to an increase in interest rates.

INCOME TAXES. The effective income tax rate increased in the three months ended September 30, 2000 from the same period in 1999, due to a greater share of income being earned outside the U.S., which income is subject to local income tax.

NET INCOME. Net income in the three months ended September 30, 2000 decreased by $12 million to $41 million from $53 million during the same period in 1999 as a result of the factors discussed above.



FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES. Revenues for the nine months ended September 30, 2000 increased by $514 million, or 18%, to $3,346 million from $2,832 million during the same period in 1999.

Specialty Chemicals - Total MDI sales volumes increased by 22% compared to the 1999 period. In the Americas, sales volumes grew by 15% following the completion of the MDI expansion project at our Geismar, Louisiana facility. European sales volumes grew by 23% due to strong demand. A strong recovery in the Asian economies led to an increase in sales volumes of 47% in that region. Polyol sales volumes grew by 23% with the increase attributable to the European and U.S. regions. PO sales volumes increased 10% as a result of higher sales to polyol customers. Average sales prices of MTBE in the nine months ended September 30, 2000 increased by 68% compared to the 1999 period due largely to higher gasoline prices. These gains were partially offset by declines in average selling prices for MDI and polyols compared to the same period in 1999, a substantial portion of which was due to a weakening in the value of the Euro versus the U.S. dollar.

Petrochemicals - Sales volumes of the Company's primary olefins, ethylene and propylene, increased by 39% and 26%, respectively. In addition to the volume attributable to the 20% of the olefins facility acquired from BP Chemicals on June 30, 1999, increases were attributable to increased customer demand. In aromatics, paraxylene and cyclohexane sales volumes rose by 13% and 8% respectively. Average ethylene selling prices rose 56%, average propylene selling prices rose 77%, average cyclohexane selling prices rose 50% and average paraxylene selling prices rose 54% due to higher feedstock prices and improved market conditions. Revenues for nine months ended September 30, 1999 included $160 million relating to crude oil trading. This activity was discontinued following the consummation of the Transaction.

Tioxide - Sales volume was relatively unchanged in 2000 compared to the 1999. While local currency selling prices rose in the North American, Asian and South African markets, these increases were more than offset by a decline in European prices resulting from the Euro's continued weakening against the U.S. dollar.

GROSS PROFIT. Gross profit for the nine months ended September 30, 2000 increased by $12 million, or 2%, to $582 million from $570 million during the same period in 1999.

Specialty Chemicals - MDI and polyols benefited from increased sales volumes, however, this benefit was more than offset by an increase in prices for their major raw materials for MDI, benzene and chlorine. The decreased gross profit in PO was attributable to an increase in the cost of PO's major raw materials, isobutane, methanol and propylene which more than offset higher PO sales to polyol customers and increased MTBE selling prices compared to 1999.

Petrochemicals - Gross profit improved over the same period in 1999, due to the effect of higher sales volumes. In addition, higher sales prices were only partially offset by higher feedstock prices.

Tioxide - The adverse impact of exchange rates on gross profit was more than offset by both the general increase in local selling prices and fixed production cost savings as a result of Tioxide's ongoing manufacturing excellence program.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDING RESEARCH AND DEVELOPMENT EXPENSES). Selling, general and administrative expenses (including research and development expenses) ("SG&A") in the nine months ended September 30, 2000 decreased by $38 million, or 13%, to $250 million from $288 million for the same period in 1999. The decrease was primarily a result of one-time expenses relating to restructuring and pension costs incurred in the nine months ended September 30, 1999. SG&A expenses also decreased as a result of ongoing restructuring activities and lower corporate overhead allocations following the Transaction.

INTEREST EXPENSE. Net interest expense in the nine months ended September 30, 2000 was relatively unchanged from the same period in 1999.

INCOME TAXES. The effective income tax rate declined in the nine months ended September 30, 2000 from the same period in 1999, due to a greater share of income being earned in the U.S., which is not subject to U.S. federal income tax at the Company level.

NET INCOME. Net income in the nine months ended September 30, 2000 increased by $45 million to $141 million from $96 million during the same period in 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had $100 million of outstanding borrowings under our $400 million revolving credit facility and had approximately $103 million in cash balances. We also maintain $80 million of short-term overdraft facilities, of which $77 million was available on September 30, 2000. We anticipate that borrowings under the credit facilities and cash flow from operations will be sufficient for us to make required payments of principal and interest on our debt when due, as well as to fund capital expenditures.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 as amended by SFAS N0.138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, established accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No.133 is effective for financial statements for the year ending December 31, 2001. The Company is currently evaluating the effects of SFAS No.133 on its financial statements.

RECENT EVENT

On August 31, 2000, we acquired the assets which comprised the Rohm and Haas Company global thermoplastic polyurethanes business for a total purchase price of approximately $120 million. The acquired business operates manufacturing facilities located in Osnabruck, Germany and Ringwood, Illinois.



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

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Historically, the businesses transferred to us by ICI have managed the majority of their foreign currency exposures by entering into short-term forward foreign exchange contracts with ICI. In addition, short-term exposures to changing foreign currency exchange rates at certain of our foreign subsidiaries were managed, and will continue to be managed, through financial market transactions, principally through the purchase of forward foreign exchange contracts (typically with maturities of three months or less) with various financial institutions. While the overall extent of our currency hedging activities has not changed significantly, we have altered the scope of our currency hedging activities to reflect the currency denomination of our cash flows. In addition, we are now conducting our currency hedging activities for our exposures arising in connection with the businesses transferred to us by ICI with various financial institutions. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2000, we have outstanding in the notional amount of approximately $51 million equivalent of foreign exchange forward contracts with third party banks with final settlement of not more than 31 days. Predominantly, our hedging activity is to sell forward the majority of our surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in period-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

Historically, Huntsman Specialty used interest rate swaps, caps and collar transactions entered into with various financial institutions to hedge against the movements in market interest rates associated with its floating rate debt obligations. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Under the terms of our senior secured credit facilities, we are required to hedge a significant portion of our floating rate debt. As a result, we have entered into approximately $700 million notional amount of interest rate swap, cap and collar transactions, approximately $650 million of which have terms ranging from approximately three years to five years. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.50% to approximately 7.00%. The U.S. dollar collar transactions carry floors ranging from 5.00% to 6.00% and caps ranging from 6.60% to 7.50%. We have also entered into a Euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.3%. Assuming a 1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $16 million. This increase would be reduced by approximately $5 million as a result of the effects of the interest rate swap, cap and collar transactions described above.

In order to reduce our overall raw material costs, our petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At September 30, 2000, the Company had forward purchase and sales contracts for 76,000 and 36,000 tonnes (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase and a 10% decrease in the price per ton of naphtha, the change would result in gains and losses of approximately $1 million, respectively.



                                  PART II


ITEM 6.

            a) Exhibit 27 - Financial Data Schedule

            b) The Company filed no reports on Form 8-K for the quarter ended September 30, 2000.



SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HUNTSMAN ICI CHEMICALS LLC HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF EVERBERG, COUNTRY OF BELGIUM, ON THE 31ST DAY OF OCTOBER, 2000.


                                        HUNTSMAN ICI CHEMICALS LLC


                                   By: /s/  L. Russell Healy
                                      -----------------------------
                                            L. Russell Healy
                                        Senior Vice President and
                                            Finance Director