Form 10-K
period 2000-12-31
HUNTSMAN ICI CHEMICALS LLC
filed 2001-03-21
CIK 1089748

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ------------------------
                                   FORM 10-K
                           ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to __________________
                       Commission file number 333-85141


                          HUNTSMAN INTERNATIONAL LLC


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


     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

     At March 20, 2001, 1,000 membership interests of Huntsman International LLC were outstanding.

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----

                                     PART I
                                     ------
ITEM 1.    BUSINESS.............................................................  3

ITEM 2.    PROPERTIES........................................................... 18

ITEM 3.    LEGAL PROCEEDINGS.................................................... 19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 19

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS........... 19

ITEM 6.     SELECTED FINANCIAL DATA............................................. 20

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................... 20

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......... 29

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 31

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE................................................ 31

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 31

ITEM 11.    EXECUTIVE COMPENSATION.............................................. 34

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 37

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 37

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.... 44

SIGNATURES...................................................................... 47

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                          2000 FORM 10-K ANNUAL REPORT


This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Forward Looking Information" and elsewhere in this report.

                                    PART I

ITEM 1.  BUSINESS

General

Huntsman International LLC, formerly known as Huntsman ICI Chemicals LLC ("Huntsman International" or the "Company"), is a global manufacturer and marketer of specialty and commodity chemicals through our three principal businesses: Specialty Chemicals, Petrochemicals and Tioxide ("TiO2"). We believe that our company is characterized by low cost operating capabilities; a high degree of technological expertise; a diversity of products, end markets and geographic regions served; significant product integration; and strong growth prospects.

Our company, a Delaware limited liability company, was formed in 1999 in connection with a transaction between our parent, Huntsman International Holdings LLC, formerly known as Huntsman ICI Holdings LLC ("Holdings"), Huntsman Specialty Chemicals Corporation ("HSCC") and Imperial Chemicals Industries PLC ("ICI"). In connection with the transaction, Holdings acquired, on June 30, 1999, ICI's polyurethane chemicals, selected petrochemicals and TiO2 businesses and HSCC's propylene oxide ("PO") business. Holdings also acquired BP Chemicals Limited's ("BP Chemicals") 20% ownership interest in the Wilton olefins facility and certain related assets. Holdings transferred the acquired businesses to us and to our subsidiaries. Holdings owns all of our membership interests. Holdings' membership interests are owned 60% by HSCC, 30% by ICI and its affiliates and 10% by institutional investors.

Recent Events

Issuance of "EU"200 Million Senior Subordinated Notes

On March 13, 2001, we completed our offering of our 10-1/8% Senior Subordinated Notes due 2009, resulting in net proceeds of approximately "EU"204 million, including "EU"4.0 million of interest accrued from January 1, 2001 paid by the purchasers. The terms of these notes are substantially similar to the terms of our outstanding senior subordinated notes. We intend to use the proceeds of this offering to finance our acquisition of Albright & Wilson's surfactants business. See "--Acquisition of Surfactants Business."

Expansion of Huelva, Spain Plant

On March 9, 2001, we announced our intention to expand the annual production capacity of our TiO\\2 \\plant at our Huelva, Spain facility by approximately 17,000 tonnes. Following this $40 million expansion, we will have an annual TiO\\2 \\production capacity of approximately 97,000 tonnes. The expansion is expected to be completed in late 2002.

Acquisition of Surfactants Business

On February 27, 2001 and pursuant to the terms of a letter of intent, we entered into a definitive purchase agreement with several affiliates of Rhodia S.A. relating to our planned purchase of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia. Albright & Wilson's surfactants business participates in the anionic sulfonated surfactants and non-ionic ethoxylated surfactants markets.

The surfactants business that we plan to acquire manufactures, develops and markets a wide range of surfactants and surfactant intermediates used primarily in consumer detergents, toiletries, baby shampoos and personal care products. It also is a major producer of surfactants and specialty products for industrial uses including leather and textile treatment, foundry and construction, agriculture, polymers and coatings, and includes a facility for the manufacture of fatty alcohol, a key surfactants intermediate raw material. The proposed acquisition will include seven manufacturing facilities: one in the U.K., and two sites in each of Italy, France and Spain. We anticipate that we will work cooperatively with Rhodia in the joint operation and management of the U.K. site.

Under the purchase agreement among us, Rhodia and its affiliates, we will acquire all of the issued and outstanding stock of Albright & Wilson Srl, Albright & Wilson Lavera SAS, and Albright & Wilson Iberica S.A. We will also purchase the assets of several of Albright & Wilson's surfactants manufacturing and sales sites in Europe, including sites in Whitehaven, Warley and Oldbury in the U.K. The aggregate purchase price (including the purchase price prepayment of approximately "EU"5.1 million) that we will pay to Rhodia is "EU"205 million, which is subject to adjustment in certain circumstances. We intend to use the proceeds of our recent offering of senior subordinated notes to fund the purchase price of this acquisition. If we complete the acquisition, Rhodia has agreed to indemnify us against a specified list of matters, including certain contingent liabilities, up to a maximum aggregate amount equal to seventy-five percent (75%) of the total purchase price paid by us. Although we expect to complete the acquisition by March 31, 2001, we cannot give any assurance as to when the transaction will be completed, if at all.

Proposed Investment by Bain Capital in Huntsman Corporation

On February 23, 2001, Huntsman Corporation ("Huntsman"), affiliates of which indirectly own 60% of our membership interests, announced that it had entered into a letter of intent with Bain Capital, Inc. relating to a proposed investment by Bain in Huntsman. The letter of intent contemplates that Huntsman and Bain will negotiate definitive agreements pursuant to which Bain will invest over $600 million in Huntsman in exchange for a minority equity interest in Huntsman. If the parties complete their proposed transaction, then Huntsman intends to use a substantial portion of the proceeds received from Bain to finance the purchase of the membership interests of Holdings that are held by ICI and affiliates of Goldman Sachs, as described under "--Sale by ICI of Holdings' Equity Interests".

Acquisition of Ethyleneamines Business

On February 9, 2001, we completed our acquisition of the global ethyleneamines and related businesses of The Dow Chemical Company for an aggregate purchase price of approximately $33 million, excluding accounts receivable and accounts payable. We believe that we now have the world's second largest production capacity for ethyleneamines, which are a family of highly versatile performance chemicals with a wide variety of end-use applications including lube oil additives, epoxy hardeners, wet strength resins, chelating agents and fungicides. The acquisition of this business provides us with ethyleneamines and aminoethylethanolamines production facilities in Freeport, Texas and a long-term supply arrangement for up to 50% of the existing production capacity of Dow's ethyleneamines plant at Terneuzen, Netherlands. The acquired business will be included in the Specialty Chemicals division of the Company.

Securitization of Receivables

On December 21, 2000, we entered into a securitization program arranged by The Chase Manhattan Bank under which certain trade receivables were and will be transferred to a special purpose securitization entity. The acquisition of these receivables by the entity was financed through the issuance of commercial paper. We received $175 million in proceeds from the securitization transaction which were used to reduce our outstanding indebtedness.

Sale by ICI of Holdings' Equity Interests

In November 2000, ICI entered into agreements with HSCC, Holdings, our parent company, and our company, under which ICI has an option to transfer to HSCC or its permitted designated buyers, and HSCC or its permitted designated buyers have a right to buy, the membership interests in Holdings that are indirectly held by ICI for approximately $365 million plus interest from November 30, 2000 until the completion of such sale. Unless waived by ICI, the right of HSCC or its designees to buy the membership interests (which expires if not exercised by July 2001) is contingent upon the completion of the resale by ICI of the 8% Senior Subordinated Reset Discount Notes of Holdings. Additionally, ICI may only exercise its option to transfer the membership interests to HSCC between April 2001 and July 2001.

In addition, and in the event that ICI completes the transfer of its membership interests in Holdings as described in the preceding paragraph, the affiliates of The Goldman Sachs Group who collectively own 1.1% of the outstanding membership interests in Holdings have agreed to transfer those interests to HSCC, or its designee, in exchange for approximately $13.5 million plus interest from November 30, 2000 until the completion of such sale.

Our agreements with ICI also permit ICI to resell, subject to certain conditions, the Senior Subordinated Reset Discount Notes of Holdings, settle certain outstanding indemnification matters under the contribution agreement, provide for the finalization of certain ancillary agreements contemplated by the contribution agreement and establish new contractual terms with respect to ICI's obligation to transfer to us its interests in Nippon Polyurethane Industry Co. Ltd. See "Item 13--Certain Relationships and Related Transactions".

We expect that a substantial portion of the proceeds from the proposed investment of Bain in Huntsman Corporation will be used by HSCC or other affiliates of Huntsman to finance the purchase of the membership interests held by ICI and the Goldman Sachs affiliates. See "--Proposed Investment by Bain Capital in Huntsman Corporation".

Specialty Chemicals

 General

Our Specialty Chemicals business is composed of the polyurethane chemicals business that we acquired from ICI, the PO business that we acquired from HSCC, the thermoplastic polyurethane ("TPU") business that we acquired from Rohm and Haas Company in August 2000 and the ethyleneamines business that we acquired from The Dow Chemical Company in February 2001.

We are one of the leading polyurethane chemicals producers in the world in terms of production capacity. We market a complete line of polyurethane chemicals, including methylene diphenyl diisocyanate ("MDI"), toluene diisocyanate ("TDI"), TPU, polyols, polyurethane systems and aniline, with an emphasis on MDI-based chemicals. We believe that we have the world's second largest production capacity for MDI and MDI-based polyurethane systems, with an estimated 24% global MDI market share; the fourth largest producer of TPU, with an estimated 11% global TPU market share; and the second largest producer of ethyleneamines, with an estimated 23% global ethyleneamines market share. Our customers produce polyurethane products through the combination of an isocyanate, such as MDI or TDI, with polyols, which are derived largely from PO and ethylene oxide. Primary polyurethane end-uses include automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning, adhesives and other specialized engineering applications.

Our Specialty Chemicals business is widely recognized as an industry leader in utilizing state-of-the-art application technology to develop new polyurethane chemical products and applications. Approximately 30% of our 2000 polyurethane chemicals sales were generated from products and applications introduced in the previous three years. Our rapid rate of new product and application development has led to a high rate of product substitution, which in turn has led to MDI sales volume growth for our business of approximately 9.2% per year over the past ten years, a rate in excess of the industry growth rate. Largely as a result of our technological expertise and history of product innovation, we have enjoyed long-term relationships with a diverse customer base.

We believe that we own the world's two largest MDI production facilities in terms of capacity, located in Rozenburg, Netherlands and Geismar, Louisiana. These facilities receive raw materials from our aniline facilities located in Wilton, U.K. and Geismar, Louisiana, which in the terms of production capacity are the world's two largest aniline facilities. Since 1996, we have invested over $600 million to significantly enhance our production capabilities through the rationalization of our older, less efficient facilities and the modernization of our newer facilities at Rozenburg and Geismar.

We are one of three North American producers of PO. Our customers process PO into derivative products such as polyols for polyurethane products, propylene glycol ("PG"), and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We believe that we are also the third largest U.S. marketer of PG, which is used primarily to produce unsaturated polyester resins for bath and shower enclosures and boat hulls, and to produce heat transfer fluids and solvents. As a co-product of our PO manufacturing process, we also produce methyl tertiary butyl ether ("MTBE"), which is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline.

We use our proprietary technology to manufacture PO and MTBE at our state-of-the-art facilities in Port Neches, Texas. This facility, which is the most recently built PO manufacturing facility in North America, was designed and built under the supervision of Texaco and began commercial operations in August 1994. Since acquiring the facility in 1997, we have increased its PO capacity by approximately 30% through a series of low cost process improvement projects. The current capacity of the PO facility is approximately 525 million pounds of PO per year. We produce PG under a tolling arrangement with Huntsman Petrochemical Corporation, which has the capacity to produce approximately 130 million pounds of PG per year at a neighboring facility.

Our Specialty Chemicals business accounted for 47% of net sales in 2000, and, on a pro forma basis, accounted for 48% and 46% of our net sales in 1999 and 1998, respectively.

 Industry Overview

The polyurethane chemicals industry is estimated to be a $24 billion global market, consisting primarily of the manufacture and marketing of MDI, TDI and polyols. MDI is used primarily in rigid foam, conversely, TDI is used primarily in flexible foam applications. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. TPU is used in flexible elastomers and other specialty non-foam applications. PO, one of the principal raw materials for polyurethane chemicals, is primarily used in consumer durables.

MDI. MDI has a substantially larger market size and a higher growth rate than TDI. MDI's leadership in the polyurethane chemicals market primarily results from its superior properties and ability to be used in a more diverse range of polyurethane applications than TDI. Since 1992, the global consumption of MDI has grown at a compound rate of 8.1%, which exceeds both GDP growth and TDI consumption growth during the same period. The U.S. and European markets consume the largest quantities of MDI. There are four major producers of MDI: Bayer, Huntsman International, BASF and Dow.

TDI. The TDI market generally grows at a rate consistent with GDP and exhibits relatively stable prices. The four largest TDI producers supply approximately 60% of global TDI demand. The consumers of TDI consist primarily of numerous manufacturers of flexible foam blocks sold for use as furniture cushions and mattresses. Flexible foam is typically the first polyurethane market to become established in developing countries, and, as a result, development of TDI demand typically precedes MDI demand.

TPU. In August 2000, we completed our acquisition of the Morton global TPU business from Rohm and Haas Company. The acquired TPU business adds production capacity in Osnabruck, Germany and Ringwood, Illinois, which complements our existing footwear-based TPU business. TPU is high quality material with unique qualities such as durability, flexibility, strength, abrasion-resistance, shock absorbency and chemical resistance. We can tailor its performance characteristics to meet the specific requirements of our customers, such as for use in injection molding and components for the automotive and footwear industries. It is also extruded into films and profiles and finds a wide variety of applications in the construction, binders and coatings, adhesives, sealants and elastomers ("CASE") markets.

Polyols. Polyols are reacted with isocyanates, primarily MDI and TDI, to produce finished polyurethane products. In the U.S., approximately 77% of all polyols produced are used in polyurethane foam applications. In 2000, approximately two-thirds of the polyols used in polyurethane applications were processed with TDI to produce flexible foam blocks and the remaining one-third was processed in various applications that meet the specific needs of individual customers. The creation of a broad spectrum of polyurethane products is made possible through the different combinations of the various polyols with MDI, TDI and other isocyanates. The market for specialty polyols that are reacted with MDI consumption has been growing at approximately the same rate as MDI consumption. We believe that the growth of commodity polyols demand has paralleled the growth of global GDP.

Ethyleneamines. In February 2001, we completed our acquisition of the global ethyleneamines business of The Dow Chemical Company. The acquired ethyleneamines business adds production capacity in Freeport, Texas and a long-term supply arrangement for up to 50% of the existing production capacity of Dow's ethyleneamines plant in Terneuzen, Netherlands. Ethyleneamines are highly versatile performance chemicals with a wide variety of end-use applications including lube oil additives, epoxy hardeners, wet strength resins, chelating agents and fungicides.

Aniline. Aniline is an intermediate chemical used primarily as a raw material to manufacture MDI. Approximately 80% of all aniline produced is consumed by MDI producers, while the remaining 20% is consumed by synthetic rubber and dye producers. Generally, most aniline produced is either consumed downstream by the producers of the aniline or is sold to third parties under long-term supply contracts.

PO. Demand for PO depends largely on overall economic demand, especially that for consumer durables. Consumption of PO in the U.S. represents approximately 40% of global consumption. Two U.S. producers, Lyondell and Dow, account for approximately 90% of North American PO production. We believe that Dow consumes approximately 70% of their North American PO production in their North American downstream operations, and that approximately 50% of Lyondell's North American PO production is consumed internally or sold to Bayer, which recently acquired Lyondell's polyols business.

MTBE. We currently use our entire production of tertiary butyl alcohol ("TBA"), a co-product of our PO production process to produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. Historically, the refining industry utilized tetra ethyl lead as the primary additive to increase the octane rating of gasoline until health concerns resulted in the removal of tetra ethyl lead from gasoline. This led to the increasing use of MTBE as a component in gasoline during the 1980s. U.S. consumption of MTBE has grown at a compound annual rate of 15.2% in the 1990s due primarily to the implementation of federal environmental standards that require improved gasoline quality through the use of oxygenates. MTBE has experienced strong growth due to its ability to satisfy the oxygenation requirement of the Clean Air Act Amendments of 1990 with respect to exhaust emissions of carbon monoxide and hydrocarbon emissions from automobile engines. Some regions of the U.S. have adopted this oxygenate requirement to improve air quality even though they may not be mandated to do so by the Clean Air Act. While this trend has further increased MTBE consumption, the use of MTBE is becoming increasingly controversial and may be substantially curtailed or eliminated in the future by legislation or regulatory action. See "--MTBE Developments".

  Sales and Marketing

We manage a global sales force at 45 locations with a presence in 33 countries, which sells our polyurethane chemicals to over 2000 customers in 67 countries. Our sales and technical resources are organized to support major regional markets, as well as key end-use markets which require a more global approach. These key end-use markets include the appliance, automotive, footwear, furniture, and CASE industries.

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

We have entered into contractual arrangements with Huntsman Corporation and Huntsman Petrochemical Corporation under which Huntsman Corporation and Huntsman Petrochemical Corporation provides us with all of the management, sales, marketing and production personnel required to operate our PO business and our MTBE business. See "Item 13 - Certain Relationships and Related Transactions". We believe that the extensive market knowledge and industry experience of the sales executives and technical experts provided to us by Huntsman Corporation and Huntsman Petrochemical Corporation, in combination with our strong emphasis on customer relationships, has facilitated our ability to establish and maintain long-term customer contracts. Due to the specialized nature of our markets, our sales force must possess technical knowledge of our products and their applications. Our strategy is to continue to increase sales to existing customers and to attract new customers by providing quality products, reliable supply, competitive prices and superior customer service.

Based on current production levels, we have entered into long-term contracts to sell 100% of our PO to customers including Huntsman Petrochemical Corporation through 2007. Other contracts provide for the sale of our MTBE production to Texaco and BP Amoco. More than half of our annual MTBE production is committed
to Texaco and BP Amoco, with our contract with Texaco expiring in 2007.   In
addition, over 70% of our current annual PG production is sold pursuant to long-term contracts.

 Manufacturing and Operations

Our primary Specialty Chemicals facilities are located at Geismar, Louisiana; Port Neches, Texas; Rozenburg, Netherlands; and Wilton, U.K. Our Geismar expansion was completed in 2000, giving it the largest production capacity for nitrobenzene, aniline and MDI in the world.

The following chart provides information regarding the capacities of our primary facilities:

                                                                    Annual Capacities (in millions)
                                  -------------------------------------------------------------------------------------------------
             Location                 MDI     TDI  Polyols  TPU   Aniline     Nitrobenzene    Ethyleneamines  PO   PG        MTBE
             --------                 ---     ---  -------  ---   -------     ------------    --------------  --   --        ----
                                                                  (pounds)                                                 (gallons)
Geismar, Louisiana(1)                 840(1)   90      160           830(2)         1,200(2)
Freeport, Texas                                                                                          160
Osnabruck, Germany                                      20   30
Port Neches, Texas.                                                                                           525  130(3)       260
Ringwood, Illinois.                                          20
Rozenburg, Netherlands                620              120
Shepton Mallet,  U.K.                                   50
Wilton, U.K.                                                         660              810
                                  -------------------------------------------------------------------------------------------------
Total                               1,460      90      350   50    1,490            2,010                160  525  130          260
                                  =================================================================================================

(1) The Geismar facility is owned as follows: we own 100% of the MDI, TDI and polyol facilities, and Rubicon, Inc., a manufacturing joint venture with Crompton Corp. in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon is a separate legal entity that operates both the assets that we own jointly with Crompton Corp. and our wholly-owned assets at Geismar.
(2) We have the right to approximately 73% of this capacity under the Rubicon joint venture arrangements.
(3) We produce under a tolling arrangement with Huntsman Petrochemical Corporation.

Since 1996, over $600 million has been invested to improve and expand our MDI production capabilities through the rationalization of older, less efficient facilities and the modernization of newer facilities. We expect to pursue future plant expansions and capacity modification projects when justified by market conditions.

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

We use a proprietary manufacturing process to manufacture PO. We own or license all technology, processes and patents developed and utilized at this facility. Our process reacts isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming tertiary butyl hydroperoxide ("TBHP") and TBA which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows all of our PO co-products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

Rubicon Joint Venture. We are a 50% joint venture owner, along with Crompton Corp., of Rubicon, Inc., which owns aniline, nitrobenzene and diphenlylamine ("DPA") manufacturing facilities in Geismar, Louisiana. In addition to operating our 100% owned MDI, TDI and polyol facilities at Geismar, Rubicon also operates the joint venture's aniline, nitrobenzene and DPA facilities and is responsible for providing other auxiliary services to the entire Geismar complex. We are entitled to approximately 80% of the nitrobenzene and aniline production capacity of Rubicon, and Crompton Corp. is entitled to 100% of the DPA production. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain.

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

A major cost in the production of polyols is attributable to the costs of PO. We believe that the integration of our PO business with our polyurethane chemicals business will give us access to a competitively priced, strategic source of PO and the opportunity to further expand into the polyol market. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 61%, 20%, 13%, and 3%, respectively, of total raw material costs in 2000. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, we purchase all of the propylene used in the production of our PO from Huntsman Petrochemical Corporation, and through Huntsman Petrochemical Corporation's pipeline which is the only propylene pipeline connected to our PO facility.

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

 MTBE Developments

The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in various state and federal initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the State of California has requested that the U.S. Environmental Protection Agency waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. Separately, the California Air Resources Board has adopted regulations that would prohibit the addition of MTBE to gasoline after 2002. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. The actual effect of these state actions on the use of MTBE in gasoline is unclear in light of federal law. However, several bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use in particular. In 1999, the U.S. Senate also passed a resolution calling for a phase out of MTBE. While this resolution has no binding legal effect, there can be no assurance that future Congressional action will not result in a ban or other restrictions on MTBE use. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or prohibition against the use of MTBE in California (in which a significant amount of MTBE is consumed), in other states, or nationally may result in a significant reduction in demand for our MTBE and result in a material loss in revenues or material costs or expenditures.

While the environmental benefits of the inclusion of MTBE in gasoline are widely debated, we believe that there is no reasonable near term replacement for MTBE as an octane enhancer and, while its use may no longer be mandated, we believe that it will continue to be used as an octane enhancer as long as its use is not prohibited. We believe that our low production costs will put us in a favorable position relative to other higher cost sources of MTBE (primarily imports and on-purpose manufacturing facilities). In the event that there should be a phase-out of MTBE in the U.S., however, we believe we will be able to export MTBE to Europe or elsewhere or use our co-product TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities may require material capital expenditures and the sale of the other products may produce a lower level of cash flow than the sale of MTBE. Furthermore, we cannot give any assurance that we will not be named in litigation by citizens groups, municipalities or others relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We believe that our olefins facility at Wilton, U.K. is one of Europe's largest single-site and lowest cost olefins facilities. Our Wilton facility has the capacity to produce approximately 1.9 billion pounds of ethylene, 880 million pounds of propylene and 225 million pounds of butadiene per year. The Wilton olefins facility benefits from its feedstock flexibility and superior logistics, which allows for the processing of naphthas, condensates and natural gas liquids ("NGL").

We produce aromatics at our two integrated manufacturing facilities located in Wilton, U.K. and North Tees, U.K. We believe that we are Europe's largest cyclohexane producer with 660 million pounds of annual capacity, third largest paraxylene producer with 750 million pounds of annual capacity and ninth largest benzene producer with 1,125 million pounds of annual capacity. We also produce cumene. We use all of the benzene produced by our aromatics business internally in the production of nitrobenzene for our polyurethane chemicals business and for the production of cyclohexane and cumene. The balance of our aromatics products are sold to several key customers. Our aromatics business has entered into a contract with Shell Trading International Limited for the purchase of aromatics-rich feedstock. This transaction allowed us to close part of our aromatics facilities in the fourth quarter of 1999, thereby reducing fixed production costs while maintaining production of key products. We believe that this change will improve the future profitability of our aromatics business.

Our petrochemicals business accounted for 31% of net sales in 2000, and, on a pro forma basis, accounted for 26% and 28% of our net sales in 1999 and 1998, respectively.

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


      Product                            Markets                                          End Uses
      -------                            -------                                          --------
     Ethylene             Polyethylene, ethylene oxide, polyvinyl              Packaging materials, plastics,
                             chloride, alpha olefins, styrenes         housewares, beverage containers, personal care

     Propylene        Polypropylene, propylene oxide, acrylonitrile,    Clothing fibers, plastics, automotive parts,
                                        isopropanol                             foams for bedding & furniture

     Benzene                    Polyurethanes, polystyrene,            Appliances, automotive components, detergents,
                                    cyclohexane, cumene                  personal care, packaging materials, carpet

     Paraxylene                     Polyester, purified                     Fibers, textiles, beverage containers
                                 terephthalic acid ("PTA")

The ethylene market in Western Europe is supplied by numerous producers, none of whom have a dominant position in terms of their share of Western European production capacity. The top three Western European producers of ethylene are AtoFina, Dow and EniChem. Olefins capacity in Western Europe has expanded moderately in recent years primarily through implementation of low-cost process improvement projects at existing units. No greenfield olefins capacity has been constructed in Western Europe since 1994, and to our knowledge, no new olefins plants have been announced.

Like the ethylene market, the aromatics market, which is comprised of benzene, paraxylene and cyclohexane, in Western Europe is characterized by numerous producers. The six largest Western European producers of benzene are AtoFina, Dow, Shell, EniChem, ExxonMobil and BASF.

Both the benzene and paraxylene markets are currently in a period of overcapacity. The increasing restrictions imposed by regulatory authorities on the aromatics content of gasoline in general, and the benzene content in particular, have led to an increase in supply of aromatics in recent years. However, demand has increased in 2000 as markets continued to recover from the economic downturn in Asia.

 Sales and Marketing

In recent years, our sales and marketing efforts have focused on developing long-term contracts with customers to minimize our selling expenses and administration costs. In 2000, over 85% of our primary petrochemicals sales volume was made under long-term contracts. We delivered over 70% of our petrochemical products volume in 2000 by pipeline, and we delivered the balance of our products by road and ship to either the U.K. or export markets, primarily in continental Western Europe.

 Manufacturing and Operations

We produce olefins at our facility in Wilton, U.K. In addition, we own and operate two integrated aromatics manufacturing facilities at our Wilton and North Tees sites at Teesside, U.K. Information regarding these facilities is set forth in the following chart:

Location                      Product          Annual Capacity
-------------------------------------------------------------------
                                               (millions of pounds)

     Wilton, U.K.              Ethylene                1,900
                               Propylene                 880
                               Butadiene                 225
                               Paraxylene                750

     North Tees, U.K.          Benzene                 1,125
                               Cyclohexane               660
                               Cumene                    275

The Wilton olefins facility's flexible feedstock capability, which permits it to process naphtha, condensates and NGL feedstocks, allows us to take advantage of favorable feedstock prices arising from seasonal fluctuations or local availability. In addition to our manufacturing operations, we also operate an extensive logistics infrastructure in North Tees. This infrastructure includes both above and below ground storage facilities, jetties and logistics services on the River Tees. These operations reduce our raw material costs by providing greater access and flexibility for obtaining feedstocks.

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

 Competition

The markets in which our petrochemicals business operates are highly competitive. Our competitors in the olefins and aromatics business are frequently some of the world's largest chemical companies such as BP Amoco, Dow, ExxonMobil and Shell. The primary factors for competition in this business are price, service and reliability of supply. The technology used in these businesses is widely available and licensed, though new entrants must make significant capital expenditures in order to participate in this market.

Titanium Dioxide

 General

We believe that our TiO\\2\\ business, which operates under the trade name "Tioxide", has the largest production capacity for TiO\\2\\ in Europe, with an estimated 31% of European production capacity, and has the third largest production capacity in the world, with an estimated 14% market share. TiO\\2\\ is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, synthetic fibers and ceramics. In addition to its optical properties, TiO\\2\\ possesses traits such as stability, durability and non-toxicity, making it superior to other white pigments.

We offer an extensive range of products that are sold worldwide to over 3,000 customers in all major TiO\\2\\ end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our TiO\\2\\ business to service local customers, as well as global customers that require delivery to more than one location. Our TiO\\2\\ business has an aggregate annual nameplate capacity of approximately 570,000 tonnes at our eight production facilities. Five of our TiO\\2\\ manufacturing plants are located in Europe, one is in North America, one is in Asia, and one is in South Africa. Our North American operations consist of a 50% interest in a manufacturing joint venture with NL Industries, Inc. and our South African operations consist of a 60% owned subsidiary.

We recently commenced construction of a new TiO\\2\\ manufacturing plant at our Greatham, UK facility. The new plant will allow us to close an older, plant located at Greatham and will increase our annual production capacity of the facility to 100,000 tonnes of chloride-based TiO\\2\\. We expect to commence production at the new plant in mid-2002. In addition, we are in the process of expanding our Teluk Kalung, Malaysia facility by 6,000 tonnes by mid-2001 and are in the process of expanding our Huelva, Spain plant by 17,000 tonnes by late-2002.

We believe that we are one of the lowest cost TiO\\2\\ producers in the world. We have embarked on a comprehensive cost reduction program which has eliminated approximately $110 million of annualized costs since 1996, with an additional $20 million of annualized savings expected to be achieved by the end of 2001. As part of this program, we have reduced the number of product grades we produce, focusing on those with wider applications. This program has resulted in reduced total plant set-up times and further improved product quality, product consistency, customer service and profitability.

Our TiO\\2\\ business accounted for 22% of our net sales in 2000, and on a pro forma basis, accounted for 26% of our net sales in both 1999 and 1998.

 Industry Overview

The historical long-term growth rate for global TiO\\2\\ consumption has been generally consistent with global GDP growth. Although short-term influences such as customer and producer stocking and de-stocking activities in response to changes in capacity utilization and price may distort this trend, over the long-term, GDP growth is the primary underlying factor influencing growth in TiO\\2\\ demand. The TiO\\2\\ industry experiences some seasonality in its sales because paint sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the first half of the year.

The global TiO\\2\\ market is characterized by a small number of large global producers. As of December 31, 2000, following recent industry consolidation, the TiO\\2\\ industry had five major producers, (DuPont, Millennium Chemicals, Huntsman International, Kerr-McGee Chemicals and NL Industries) accounting for 76% of the global market share. The TiO\\2\\ industry has substantial requirements for entry, including proprietary production technology and world scale assets requiring significant capital investment. No greenfield TiO\\2\\ capacity has been announced in the last few years. Based upon current price levels and the long lead times for planning, governmental approvals and construction, additional greenfield capacity is not expected in the near future.

There are two manufacturing processes for the production of TiO\\2\\, the sulfate process and the chloride process. Most recent capacity additions have employed the chloride process technology. However, the global distribution of sulfate and chloride-based TiO\\2\\ capacity varies by region, with the sulfate process being predominant in Europe, our primary market. The chloride process is the predominant process used in North America and both processes are used in Asia. We believe that approximately 50% of end-use applications can use pigments produced by either process.

 Sales and Marketing

Approximately 95% of our TiO\\2\\ sales are made through our direct sales and technical services network, enabling us to cooperate more closely with our customers and to respond to our increasingly global customer base. Our concentrated sales effort and local manufacturing presence have allowed us to achieve our leading market shares in a number of the countries where we manufacture TiO\\2\\.

In addition, we have focused on marketing products to higher growth industries. For example, we believe that our TiO\\2\\ business is well-positioned to benefit from the projected growth in the plastics sector, which we expect to grow faster than the overall TiO\\2\\ market over the next several years. The table below summarizes the major end markets for our TiO\\2\\ products.

                                                  % of 2000 Sales
                         End Markets                   Volume
               Paints and Coatings                      58%
               Plastics                                 27%

               Inks                                      5%
               Paper                                     4%

 Manufacturing and Operations

Our TiO\\2\\ business has eight manufacturing sites in seven countries with a total estimated capacity of 570,000 tonnes per year. Approximately 75% of our TiO\\2\\ capacity is located in Western Europe. During 2000, we closed our manufacturing plant in Tracy, Canada. This facility was a "finishing" plant, performing the later steps in the production process for a portion of the product produced at our European and South African facilities. Following an increase of our capacity for finishing TiO\\2\\ at our European and South African facilities, we are able to finish all product produced locally. The following table presents information regarding our TiO\\2\\ facilities:

     Region                Site                          Annual Capacity       Process
     ------                ----                          ---------------       -------
                                                                 (tonnes)
     Western Europe        Calais, France                            100,000     Sulfate
                           Greatham, U.K.(1)                          80,000     Chloride
                           Grimsby, U.K.                              80,000     Sulfate
                           Huelva, Spain(1)                           80,000     Sulfate
                           Scarlino, Italy                            80,000     Sulfate
     North America         Lake Charles, Louisiana(2)                 60,000     Chloride
     Asia                  Teluk Kalung, Malaysia(1)                  50,000     Sulfate
     Southern Africa       Umbogintwini, South Africa(3)              40,000     Sulfate
                                                                     -------
                                                                     570,000
                                                                     =======

(1) We have recently announced plans to expand the capacity of these facilities.
(2) This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos Louisiana, Inc., a subsidiary of NL Industries, Inc. The capacity shown reflects our 50% interest in Louisiana Pigment Company.
(3) This facility is owned by Tioxide Southern Africa (Pty) Limited, a company that is owned 60% by us and 40% by AECI. We operate this facility and are responsible for marketing 100% of the production.

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

Raw Materials. The primary raw materials used to produce TiO\\2\\ are titanium-bearing ores. There are a limited number of ore suppliers and we purchase ore under long-term supply contracts. The cost of titanium-bearing ores has been relatively stable in comparison to TiO\\2\\ prices. Titanium-bearing ore represents approximately 40% of TiO\\2\\ pigment production costs.

TiO\\2\\ producers extract titanium from ores and process it into pigmentary TiO\\2\\ using either the chloride or sulfate process. Once an intermediate TiO\\2\\ pigment has been produced, it is "finished" into a product with specific performance characteristics for particular end-use applications. The finishing process is common to both the sulfate and chloride processes and is a major determinant of the final product's performance characteristics .

The sulfate process generally uses less-refined ores which are cheaper to purchase but produce more co-product than the chloride process. Co-products from both processes require treatment prior to disposal in order to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products of our TiO\\2\\ business.

 Competition

The global markets in which our TiO\\2\\ business operates are highly competitive. The primary factors of competition are price, product quality and service. The TiO\\2\\ industry has recently undergone a consolidation process, where larger global producers have acquired smaller, regional producers. The major producers against whom we compete are DuPont, Millennium Chemicals, Kerr-McGee Chemicals and NL Industries. Our low production costs, combined with our presence in numerous local markets, give us a competitive advantage, particularly with respect to those global customers demanding presence in the various regions in which they conduct business.

Significant Customers

In 2000, sales to ICI and its affiliates by our Specialty Chemicals, Petrochemicals and TiO\\2\\ businesses accounted for approximately 8% of our consolidated revenue. In 1999, sales to ICI and its affiliates accounted for approximately 14% of our pro forma consolidated revenue. ICI indirectly owns 30% of our membership interests. See "Item 13 - Certain Relationships and Related Transactions" for a further discussion of our relationship with ICI.

Research and Development

In 2000, we spent a total of $59 million on research and development of our products and on a pro forma basis we spent a total of $73 million and $68 million in 1999 and 1998, respectively.

Intellectual Property Rights

Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. For our Specialty Chemicals business, we own approximately 370 U.S. patents and pending applications (including provisionals) currently pending at the United States Patent and Trademark Office, and approximately 3,100 foreign counterparts, including both issued patents and pending patent applications. For our TiO\\2\\ business, we have approximately 25 U.S. patents and pending patent applications, and approximately 345 foreign counterparts. For our petrochemicals business, we own approximately 35 patents and pending applications (both U.S. and foreign). We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position.

In addition to our own patents and patent applications and proprietary trade secrets and know-how, we have entered into certain licensing arrangements that authorize us to use certain trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. We also license and sub-license certain intellectual property rights to affiliates and to third parties. In connection with our transaction with Holdings, ICI and HSCC (under the terms of a technology transfer agreement and a PO/MTBE technology transfer agreement), we have licensed back to ICI and Huntsman Corporation (on a non-exclusive basis) certain intellectual property rights for use in their respective retained businesses, and ICI and Huntsman Corporation have each licensed certain retained intellectual property to us.

For our Specialty Chemicals business, we have brand names for a number of our products, and we own approximately 20 U.S. trademark registrations and applications for registration currently pending at the United States Patent and Trademark Office, and approximately 840 foreign counterparts, including both registrations and applications for registration. For our TiO\\2\\ business, we have approximately 180 trademark registrations and pending applications, approximately 110 of which relate to the trademark "Tioxide". Our petrochemicals business is not dependent on the use of trademarks. We have entered into a trademark license agreement with Huntsman Corporation under which we have obtained the rights to use the trademark "Huntsman", subject to certain restrictions.

Employees

We employ over 5,800 people as of December 31, 2000. Additionally, over 800 people are employed by our U.S. Joint Ventures. Approximately 94% of our employees (excluding employees of our Joint Ventures) work outside the USA and approximately 48% of our employees are subject to collective bargaining agreements. Overall, we believe that our relations with our employees are good. In addition, Huntsman Corporation and Huntsman Petrochemical Corporation are providing operating, management and administrative services to us for our PO business similar to the services that it provided to HSCC with respect to the PO business before it was transferred to us. See "Item 13 - Certain Relationships and Related Transactions."

Environmental Regulations

We are subject to extensive environmental laws. In the ordinary course of business, we are subject continually to environmental inspections and monitoring by governmental enforcement authorities. We may incur substantial costs, including fines, damages, and criminal or civil sanctions, for actual or alleged violations arising under environmental laws. In addition, our production facilities require operating permits that are subject to renewal, modification, and, in certain circumstances, revocation. Our operations involve the handling, transportation and use of numerous hazardous substances. From time to time, these operations may result in violations under environmental laws including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, we could incur material costs or experience interruption in our operations as a result of addressing and implementing measures to prevent such incidents in the future. In 2000, the case brought against Tioxide by the British Environment Agency (EA) for a February 1999 spill of acidic wastewater into Greenabella Marsh from its Greatham site was settled for combined penalties of (Pounds)150,000. Under our indemnity with ICI, ICI must reimburse us for this amount. The Texas Natural Resource Conservation Commission ("TNRCC") has issued certain notices of violation relating to air emissions and wastewater issues at the Port Neches facility, and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. While these matters remain pending and could result in fines of over $100,000 allocable to the PO/MTBE facility, we do not believe any of these matters will be material to us. However, given the nature of our business, we cannot give any assurance, that violations of environmental laws will not result in restrictions imposed on our activities, substantial fines, penalties, damages or other costs.

Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at our properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the European Union ("EU"). For example, in the U.K., a new contaminated land regime is expected to come into effect shortly which will provide a detailed framework for the identification, management and remediation of contaminated sites. This law may increase governmental scrutiny of our U.K. facilities.

We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations at these or neighboring facilities. Based on available information and the indemnification rights that we possess (including indemnities provided by HSCC and ICI for the facilities that each of them transferred to us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

We may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. See "Item 1 - Specialty Chemicals - MTBE Developments" for a discussion of the proposed regulations regarding MTBE. Capital expenditures are planned, for example, under national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive the majority of our plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs may be material.

Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration and the Seveso II Directive, which governs major accident hazards. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Therefore, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws. See "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Environmental Matters".

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

                 Location                                     Description of Facility
Geismar, Louisiana               MDI, TDI, Nitrobenzene(1), Aniline(1) and Polyols Manufacturing Facilities
Rozenburg, Netherlands(3)        MDI Manufacturing Facility, Polyols
                                 Manufacturing Facilities and Systems House
Wilton, U.K.                     Aniline and Nitrobenzene Manufacturing Facilities
Shepton Mallet, U.K.             Polyester Polyols Manufacturing Facility
Peel, Canada(3)                  Polyurethane Systems House
West Deptford, New Jersey        Polyurethane Systems House, Research Facility
                                 and U.S. Regional Headquarters
Auburn Hills, Michigan(3)        Polyurethane Office Space and Research Facility
Deerpark, Australia(3)           Polyurethane Systems House
Cartagena, Colombia              Polyurethane Systems House
Deggendorf, Germany              Polyurethane Systems House
Ternate, Italy                   Polyurethane Systems House
Shanghai, China(2)               Polyurethane Systems House
Samuprakam, Thailand(2)          Polyurethane Systems House
Kuan Yin, Taiwan(2)              Polyurethane Systems House
Tlalnepantla, Mexico             Polyurethane Systems House
Everberg, Belgium                Polyurethane Research Facility, Global Headquarters and European Headquarters
Gateway West, Singapore(3)       Polyurethane Regional Headquarters
Osnabruck, Germany               TPU Manufacturing Facility
Ringwood, Illinois(2)            TPU Manufacturing Facility
North Andover, Massachusetts(3)  TPU Research Facility
Port Neches, Texas               PO Manufacturing Facility and MTBE manufacturing facility
Austin, Texas                    PO/TBA Pilot Plant Facility
Wilton, U.K.                     Olefins and Aromatics Manufacturing Facilities, Petrochemicals Headquarters
Teesport, U.K.(2)                Logistics/Storage Facility
North Tees, U.K.(3)              Aromatics Manufacturing Facility and Logistics/Storage Facility
Saltholme, U.K.                  Underground Cavity Storage Operations
Grimsby, U.K.                    TiO\\2\\ Manufacturing Facility
Greatham, U.K.                   TiO\\2\\ Manufacturing Facility
Calais, France                   TiO\\2\\ Manufacturing Facility
Huelva, Spain                    TiO\\2\\ Manufacturing Facility
Scarlino, Italy                  TiO\\2\\ Manufacturing Facility
Teluk Kalung, Malaysia           TiO\\2\\ Manufacturing Facility
Westlake, Louisiana(4)           TiO\\2\\ Manufacturing Facility
Umbogintwini, South Africa(5)    TiO\\2\\ Manufacturing Facility
Billingham, U.K.                 TiO\\2\\ Research and Technical Facility, and office space
Hammersmith, U.K.                TiO\\2\\  Headquarters

(1)  50% owned manufacturing joint venture with Crompton Corp.
(2)  Leased.
(3)  Leased land and/or building.
(4) 50% owned manufacturing joint venture with Kronos Louisiana, Inc., a subsidiary of NL Industries, Inc.
(5)  60% owned subsidiary with AECI.

ITEM 3.   LEGAL PROCEEDINGS

We are a party to various proceedings instituted by governmental authorities and others arising under provisions of applicable laws, including various environmental laws. Based in part on the indemnities provided to us by ICI and HSCC in connection with their transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Item 1-Business - Environmental Regulations" for a discussion of environmental proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, no matter was submitted to a vote of our security holders.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of the date of this report, there was no established public trading market for any class of our membership interests.

Holders

As of the date of this report, Holdings was the only holder of record of our membership interests. HSCC, an indirect subsidiary of Huntsman Corporation, owns 60% of the Holdings membership interests.

Distributions

Pursuant to our Limited Liability Company Agreement and the Limited Liability Company Agreement of Holdings, we have a tax sharing arrangement with all of our and Holdings' member equity unit holders. Under the arrangement, because we are treated as a partnership for U.S. income tax purposes, we will make payments to our parent, Holdings, which will in turn make payments to its member equity unit holders, in an amount equal to the U.S. federal and state income taxes we and Holdings would have paid had Holdings been a consolidated or unitary group for federal tax purposes. During 2000, $8 million was distributed to Holdings pursuant to the agreement.

Except in accordance with the above paragraph, our senior credit facilities restrict our ability to pay dividends or other distributions on our equity interests, including prohibiting us from making distributions to Holdings for the purpose of paying principal, interest or premium on Holdings' 13.375% Senior Discount Notes due 2009 (the "Senior Discount Notes") or its 8% Senior Subordinated Reset Discount Notes due 2009 (the "Senior Subordinated Reset Discount Notes"). The indenture governing our notes, also places certain restrictions on our ability to pay dividends and make other distributions.

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

                                                             (Millions of Dollars)

                                                                      HSCC Predecessor                     Texaco Predecessor
                                                                           Company                               Company
                                                             ----------------------------------------------------------------------
                                               Six Months    Six Months                  Two Months      Ten Months     Year Ended
                                  Year Ended      Ended        Ended       Year Ended       Ended          Ended          Ended
                                 December 31,  December 31,   June 30,    December 31,   December 31,   February 28,   December 31,
                                     2000          1999         1999         1998            1997           1997          1996
                                ---------------------------------------------------------------------------------------------------
Consolidated Statements
 of Operations Data:
 Revenues                         $ 4,447.9     $ 1,997.3    $  192.0      $ 338.7        $ 348.5         $ 61.0        $ 415.0
 Operating income
  (loss)                              411.1         197.3        52.6         54.3           40.4           (5.7)          19.0

 Net income (loss)                    150.7          80.6        21.5          9.4            3.0           (3.7)          12.0
Consolidated Balance
 Sheet Data:
 Working capital                  $   331.9     $   456.7    $   32.6      $  30.4        $  40.4                       $  39.0
 Total assets                       4,815.4       4,818.4       577.9        577.6          593.7                         292.0
 Long-term debt and
  other non-current
  liabilities                       2,806.9       2,934.2       474.6        503.8          524.8                         287.0


    Members'/Stockholders'
     equity                         1,128.7       1,104.0        49.8         30.6           25.3                           5.0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On June 30, 1999, we received capital contributions of cash and U.S. operating assets from our parent company, Holdings, a joint venture between HSCC and ICI. With this capitalization, we acquired ICI's polyurethane chemicals, petrochemicals (including ICI's 80% interest in the Wilton olefins facility), and TiO\\2\\ businesses, and HSCC's PO business. In addition, we acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals (together, the "Transaction").

We derive our revenues, earnings and cash flow from the manufacture and sale of a wide variety of specialty and commodity chemical products. These products are manufactured at facilities located in the Americas, Europe, Africa and Asia and are sold throughout the world. We manage our businesses in three segments:
Specialty Chemicals (the former ICI polyurethanes and HSCC PO businesses); Petrochemicals (the former ICI petrochemical business and the assets acquired from BP Chemicals); and Tioxide (the former ICI titanium dioxide business).

The profitability of our three principal business segments is impacted to varying degrees by economic conditions, prices of raw materials, customers' inventory levels, global supply and demand pressures as well as other seasonal and, to a limited extent, cyclical factors. Generally, the global market for our Specialty Chemicals products have grown at rates in excess of global GDP growth, while the demand for our Petrochemical and Tioxide products has historically grown at rates that are approximately equal to global GDP growth.

HSCC is considered the acquirer and predecessor of the businesses transferred to us in the Transaction. The Transaction also resulted in the implementation of a new basis of accounting, resulting in new carrying values for the transferred ICI and BP Chemicals businesses. Our consolidated financial statements reflect this new basis of accounting beginning with the date of the Transaction as follows (in millions of dollars):

                                                                                             HSCC
                                                                                      Predecessor Company
                                                                                   -----------------------------
                                                                     Six Months
                                                      Year Ended       Ended         Six Months      Year Ended
                                                     December 31,   December 31,   Ended June 30,   December 31,
                                                        2000            1999            1999            1998
                                                  --------------------------------------------------------------
Revenues                                               $  4,447.9     $  1,997.3         $  192.0       $  338.7
Cost of goods sold                                        3,705.4        1,602.0            134.1          276.6
                                                  --------------------------------------------------------------
Gross profit                                                742.5          395.3             57.9           62.1
Expenses of selling, general and
 administrative, research and
 development                                                331.4          198.0              5.3            7.8

                                                  --------------------------------------------------------------
Operating income                                            411.1          197.3             52.6           54.3
Interest expense, net                                       222.4          104.0             18.0           39.9
Loss on sale of accounts receivable                           1.9
Other income (expense)                                       (3.2)           6.5                -            0.8
                                                  --------------------------------------------------------------
Net income before income taxes and
 minority interest                                          183.6           99.8             34.6           15.2

Income tax expense                                           30.1           18.2             13.1            5.8
Minority interests in subsidiaries                            2.8            1.0                -              -
                                                  --------------------------------------------------------------
Net income                                             $    150.7     $     80.6         $   21.5       $    9.4
                                                  ==============================================================

2000 Actual Compared to 1999 (Pro Forma)

In order to present data which is useful for comparative purposes, the following tabular data for 1999 pro forma and related discussion, have been prepared as if the Transaction, excluding the acquisition of 20% of the Wilton olefins facility in June 1999 from BP Chemicals, had taken place in January 1999. These results do not necessarily reflect the results which would have been obtained if the Transaction actually occurred on the date indicated, or the results which may be expected in the future.

                                                                                       (Millions of Dollars)
                                                                                2000 Actual             1999 Pro Forma
                                                                         ------------------        -------------------
Specialty Chemicals sales                                                      $      2,109              $       1,855
Petrochemical sales                                                                   1,383                      1,022
Tioxide sales                                                                           956                        991
                                                                         ------------------        -------------------
Total revenues                                                                        4,448                      3,868
Cost of goods sold                                                                    3,706                      3,096
                                                                         ------------------        -------------------
Gross profit                                                                            742                        772
Selling, general, administrative, research and development expenses                     331                        409
                                                                         ------------------        -------------------
Operating income                                                                        411                        363
Interest expense, net                                                                   222                        216
Loss on sale of accounts receivable                                                       2                          -
Other income (expense)                                                                   (3)                         7
                                                                         ------------------        -------------------
Net income before income taxes and minority interest                                    184                        154
Income tax expense                                                                       30                         25
Minority interests in subsidiaries                                                        3                          1
                                                                         ------------------        -------------------
Net income                                                                     $        151              $         128
                                                                         ==================        ===================

Depreciation and amortization                                                  $        216              $         195
                                                                         ==================        ===================

EBITDA (1)                                                                     $        622              $         565
Net reduction in corporate overhead allocation and insurance expenses                     -                         11
Rationalization of TiO2 operations                                                        -                          5
Loss on sale of accounts receivable(2)                                                    2                          -
                                                                         ==================        ===================
Adjusted EBITDA                                                                $        624              $         581
                                                                         ==================       ====================

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States ("US GAAP") or as a measure of a company's profitability or liquidity. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(2) For purposes of the Senior Credit Facility's covenants, loss on sale of accounts receivable related to the securitization program is excluded from the computation of EBITDA.

  Revenues.   Revenues for the business in 2000 increased by $580 million, or
15%, to $4,448 million from $3,868 million during 1999.

Specialty Chemicals - Total MDI sales volumes increased by 17% from the 1999 period. A strong recovery in the Asian economies led to an increase in sales volumes of 41% in that region, while in Europe, sales volumes grew by 19%. In the Americas, sales volumes grew by 11% from the prior year following the completion in February, 2000 of the MDI expansion project at our Geismar, Louisiana facility. Polyol sales volumes grew by 19% with the increase attributable to the European region. These gains were partially offset by a 9% decrease in average selling prices for MDI and a 14% decrease in the price of polyols compared to the same period in 1999, a substantial portion of which was due to a weakening in the value of the Euro versus the U.S. dollar. PO sales revenue grew by 4% due to a 7% average selling price increase. MTBE sales revenue grew by 52% due to a 54% MTBE average selling price increase. The MTBE average selling price increase is primarily attributable to higher prices in 2000 for gasoline, the principal end-use product for MTBE.

Petrochemicals - Sales volumes of ethylene and propylene increased by 27% and 19%, respectively. These increases are primarily attributable to increased output, stronger customer demand and the impact of additional olefins capacity acquired from BP Chemicals on June 30, 1999. In aromatics, sales volumes of benzene, paraxylene and cyclohexane rose by 18%, 13% and 12%, respectively. Average selling prices for all products rose in response to increases in feedstock prices. Ethylene, propylene, benzene and paraxylene prices were 35%, 56%, 47% and 40% higher. Sales revenues from feedstock trading fell by $193 million, mainly due to the cessation of crude oil trading following the Transaction.

Tioxide - Sales volumes decreased by 2% compared to the 1999 period due to weakening of demand, particularly in the Asian and American markets, in the fourth quarter of 2000. While selling prices in local currency were higher in 2000 than in 1999, the weakness of the euro against the U.S. dollar more than offset these local currency selling price increases resulting in overall selling prices 2% lower than in 1999.

  Gross profit. Gross profit in 2000 decreased by $30 million, or 4%, to $742 million from $772 million in 1999. Of this $30 million decrease in gross profit, approximately $21 million was attributable to increased depreciation resulting from acquisitions and capital expansions, primarily in the Specialty Chemicals business.

Specialty Chemicals - MDI and polyols benefited from increased sales volumes, however, this benefit was more than offset by a rise in prices for the major raw materials of MDI, benzene and chlorine. Gross profit on MDI and polyols decreased 18% and 26%, respectively. The price of benzene increased by 57% in the U.S. market and by 49% in the European market compared to the 1999 period.

Petrochemicals - The Petrochemicals gross profit increased by 98% due to additional volumes and improved contribution margins. The price increases for our main raw material, naphtha, were partially offset by our hedging activities. See "Item 7A-- Quantitative And Qualitative Disclosures About Market Risks". Gross profit benefited from the increase in MTBE sales revenue.

Tioxide - Despite lower revenues and higher utility costs, gross profit increased 17% compared to 1999. This increase is due to fixed cost reductions as a result of our on-going manufacturing excellence program.

  Selling, general and administrative expenses (including research and development expenses). Selling, general and administrative expenses (including research and development expenses) ("SG&A") in 2000 decreased by $78 million, or 19%, to $331 million from $409 million in 1999.

Specialty Chemicals - There was a 21% decrease in SG&A (including R&D) in 2000 due largely to non-recurring items incurred in 1999. Major SG&A expenses during 1999 included restructuring costs in Asia and certain pension costs in the U.K. In addition, a reduction in the costs of insurance under Huntsman ownership also contributed to the decline in SG&A costs.

Petrochemicals - In Petrochemicals, reduced expenditures on insurance and consulting fees as well as the elimination of ICI corporate charges resulted in a 28% reduction of SG&A cost in 2000 as compared to 1999.

Tioxide - A decrease of 22% in SG&A was primarily due to restructuring activities, including personnel reductions, within selling organizations in Europe, Asia Pacific and the U.S.

 Interest expense. Net interest expense in 2000 was relatively unchanged from 1999 levels.

  Income taxes. Income taxes in 2000 increased by $5 million, to $30 million from $25 million in 1999. Higher taxes were due primarily to higher earnings for the period. The effective income tax rate in 2000 was relatively unchanged from 1999.

  Net income. Net income in 2000 increased by $24 million to $151 million from $127 million during 1999 as a result of the factors discussed above.

1999 (Pro Forma) Compared to 1998 (Pro Forma)

In order to present data which is useful for comparative purposes, the following pro forma tabular data for 1999 and 1998 and related discussion, have been prepared as if this Transaction, excluding the acquisition of 20% of the Wilton olefins facility in June 1999 from BP Chemicals, had taken place in January 1998. These results do not necessarily reflect the results which would have been obtained if the Transaction actually occurred on the date indicated, or the results which may be expected in the future.

                                                                                             (Millions of Dollars)
                                                                                    1999 Pro Forma       1998 Pro Forma
                                                                               -------------------  -------------------
Specialty Chemicals sales                                                            $       1,855         $      1,691
Petrochemical sales                                                                          1,022                1,029
Tioxide sales                                                                                  991                  951
                                                                               -------------------   ------------------
Total revenues                                                                               3,868                3,671
Cost of goods sold                                                                           3,096                3,014
                                                                               -------------------   ------------------
Gross profit                                                                                   772                  657
Selling, general, administrative, research and development expenses                            409                  421
                                                                               -------------------   ------------------
Operating income                                                                               363                  236
Interest expense, net                                                                          216                  225
Other income                                                                                     7                    9
                                                                               ----------------------------------------
Net loss before income taxes and minority interest                                             154                   20
Income tax expense                                                                              25                    5
Minority interests in subsidiaries                                                               1                    2
                                                                               -------------------   ------------------
Net income                                                                           $         128         $         13
                                                                               ===================   ==================

Depreciation and amortization                                                        $         195         $        179
                                                                               ===================   ==================

EBITDA(1)                                                                            $         565         $        424
Net reduction in corporate overhead allocation and insurance expenses                           11                   21
Impact of PO facility turnaround and inspection                                                  -                   19
Rationalization of TiO2 operations                                                               5                   17
                                                                               -------------------   ------------------
Adjusted EBITDA                                                                      $         581         $        481
                                                                               ===================   ==================

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by US GAAP or as a measure of a company's profitability or liquidity. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

 Revenues. Revenues for the business in 1999 increased by $197 million, or 5%, to $3,868 million from $3,671 million during 1998.

Specialty Chemicals - Total MDI sales volumes increased by 11% from the 1998 period. A strong recovery in the Asian economies led to an increase in sales volumes of 27%, while in Europe and the Americas sales volumes grew by 7% and 13%, respectively. Polyol sales volumes also grew by 9%, but Aniline sales fell by 16% as more product was consumed in MDI production. PO sales volumes increased by 16% due largely to the testing and inspection period in 1998 during which the plant was shut down for two months. Average sales prices of MTBE increased by 18% compared to 1998 due largely to higher gasoline and crude oil prices. These gains were partially offset by a decrease in average selling prices for MDI and polyols compared to 1998.

Petrochemicals - Sales volumes of ethylene and propylene increased by 12% and 5%, respectively, these increases were almost entirely due to the additional olefins capacity acquired from BP Chemicals on June 30, 1999 which are not reflected in the pro forma information for periods prior to June 30, 1999. In aromatics, paraxylene volumes rose by 12% but the impact of this gain was more than offset by a 66% fall in cumene sales volumes following production problems. Selling prices in local currency rose in response to increases in feedstock prices - ethylene, propylene and paraxylene prices were higher by 3%, 5% and 4%, respectively. Sales revenues from feedstock trading fell by $46 million, mainly due to the cessation of crude oil trading from the date of the Transaction.

Tioxide - Sales volumes increased by 7% compared to the 1998 period due largely to strengthening Asian and European markets. These gains were offset by a fall in average sales prices of 2%, largely due to currency movements. Prices declined from a peak in the fourth quarter of, 1998 to a low in mid-1999, before recovering later in 1999 as the market tightened and announced price increases began to take effect.

Gross profit. Gross profit in 1999 increased by $115 million, or 18%, to $772 million from $657 million in 1998.

Specialty Chemicals - MDI and Polyols benefited from increased sales volumes as well as from a reduction in average raw material costs. Prices of the major raw materials of MDI, benzene and chlorine, declined from a peak at the beginning of 1998 throughout that period and reached a low in the first quarter of 1999 from which they have increased throughout the remainder of 1999. Fixed production costs were lower in 1999 largely attributable to reduced maintenance expenditures. The increased gross profit in PO was attributable to significantly higher PO and MTBE production rates and MTBE selling prices compared to 1998.

Petrochemicals - Petrochemicals gross profit was improved by a reduction in the amount of purchased finished product for resale. The impact of an increase in the cost of the main raw material, naphtha, was mitigated by hedging activities.

Tioxide - The benefit of increased volumes was primarily offset by lower sales prices in 1999.

 Selling, general and administrative expenses (including research and development expenses). SG&A in 1999 decreased by $12 million, or 3%, to $409 million from $421 million in 1998.

Specialty Chemicals - In Specialty Chemicals, there was an increase in SG&A due to non-capitalizable administrative expenses relating to the polyurethanes MDI project expansion at the Geismar, Louisiana facility in 1999.

Petrochemicals - In Petrochemicals, reduced expenditures on insurance and consultancy fees as well as a reduction in ICI corporate charges resulted in lower total SG&A costs in 1999 as compared to 1998.

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

Liquidity and Capital Resources

 Liquidity

As of December 31, 2000, we had approximately $368 million available under our revolving credit facility and approximately $66 million in available cash balances. Our senior secured credit facilities provide for borrowings of up to $1,922 million, including $400 million under a revolving facility. The credit facilities are secured by a first priority perfected lien on substantially all of our assets. As of December 31, 2000, we also had outstanding approximately $785 million of our 10-1/8% Senior Subordinated Notes. We also maintain $80 million of short-term overdraft facilities, of which $58 million was available as of December 31, 2000. We anticipate that borrowings under the credit facilities and cash flow from operations will be sufficient for us to make required payments of principal and interest on our debt when due, as well as to fund capital expenditures. See "Item 1--Business--Recent Events--Issuance of "EU"200 Million Senior Subordinated Notes".

 Securitization of Receivables

On December 21, 2000, we entered into a securitization program arranged by The Chase Manhattan Bank under which certain trade receivables were and will be transferred to a special purpose securitization entity. The acquisition of these receivables by the entity was financed through the issuance of commercial paper. We received $175 million in proceeds from the securitization transaction which were used to reduce our outstanding indebtedness.

 Capital Expenditures

Capital expenditures for our businesses for the year ended December 31, 2000 were approximately $204.5 million. In 2000, the largest single capital expenditure was related to the capacity expansion program at our Geismar, Louisiana facility which was completed in the first quarter of 2000. In September, 2000, we announced the construction of a new TiO2 manufacturing plant at our Greatham, U.K. facility. This new plant is expected to cost approximately $80 million and is scheduled to commence production in mid-2002. We estimate our total capital expenditures for 2001, including expenditures relating to environmental compliance, to be between $250 million and $285 million.

 Environmental Matters

The operations of any chemical manufacturing plant and the distribution of chemical products, and the related production of co-products and wastes, entail risk of adverse environmental effects, and therefore, we are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject continually to environmental inspections and monitoring by governmental enforcement authorities. The ultimate costs under environmental laws and the timing of such costs are difficult to predict; however, potentially significant expenditures could be required in order to comply with existing or future environmental laws, including any restrictions on MTBE. See "Item 1--Business--Specialty Chemicals--MTBE Developments."

Our capital expenditures relating to environmental matters for the twelve months ended December 31, 2000 were approximately $35 million. Capital costs in 2001 are expected to remain at a comparable level for environmental matters. Capital expenditures are planned to comply with national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive, the majority of our plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs could be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may incur material expenditures, beyond currently anticipated expenditures, in complying with the EU Directives, particularly the Directive on Hazardous Waste Incineration and the Seveso II Directive, which govern major accident hazards. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation of specific standards which impose requirements on our operations. Therefore, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

Recently Issued Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 established accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No.133 is effective as of January 1, 2001 for the Company. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of this new accounting standard will not have a material effect on our statements of operations or financial position.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides accounting and reporting standards for securitizations and other transfers of assets. Those standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of assets, an entity recognizes the assets it controls and derecognizes assets when control has been surrendered. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The accounting requirements of this standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and must be applied prospectively. The disclosures required by this standard are required for fiscal years ending after December 15, 2000. The Company has provided the disclosures required by this standard in Note 9 to our consolidated financial statements contained in this report. Adoption of the accounting requirements of this standard will not have a material effect on our statements of operations or financial position.

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

  Substantial Debt. We have incurred substantial debt to acquire our businesses. A substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt. In addition, our high degree of debt may make it difficult for us to obtain additional financing. Some of our debt is subject to variable interest rates, which makes us vulnerable to interest rate increases. Our debt may limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures.

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

  Environmental Regulations. We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the use or cleanup of hazardous substances and wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and investigation and clean-up expenses, or experience interruptions in our operations for actual or alleged violations arising under any environmental laws. In addition, we could incur significant expenditures in order to comply with existing or future environmental laws. Furthermore, several state and federal initiatives and legislation to rescind the oxygenate requirements for reformulated gasoline, or to restrict or prohibit the use of MTBE in particular, have been enacted or are being considered. Any such environmental costs or any phase-out of or prohibition against the use of MTBE could have a material adverse effect on our business and operations.

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

  Other Factors. In addition to the factors described above, we face a number of other uncertainties, including:

          .    inability to obtain new customers or retain existing ones,

          .    ability to integrate the businesses that we acquire,

          .    conflicts of interest between Huntsman Corporation and ICI,

          . significant changes in our relationship with our employees and the potential adverse effects labor disputes or grievances would occur, and

          . unavailability of, and substantial delays in, transportation of raw materials and products.

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

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Historically, the businesses transferred to us by ICI have managed the majority of their foreign currency exposures by entering into short-term forward foreign exchange contracts with ICI. In addition, short-term exposures to changing foreign currency exchange rates at certain of our foreign subsidiaries were managed, and will continue to be managed, through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions. While the overall extent of our currency hedging activities has not changed significantly, we have altered the scope of our currency hedging activities to reflect the currency denomination of our cash flows. In addition, we are now conducting our currency hedging activities for our exposures arising in connection with the businesses transferred to us by ICI with various financial institutions. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2000, we had no outstanding foreign exchange forward contracts with third party banks. Predominantly our hedging activity is to sell forward the majority of our surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in year-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

Historically, HSCC used interest rate swaps, caps and collar transactions entered into with various financial institutions to hedge against the movements in market interest rates associated with its floating rate debt obligations. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Under the terms of our senior secured credit facilities, we are required to hedge a significant portion of our floating rate debt. As a result and as of December 31, 2000, we had entered into approximately $646 million notional amount of interest rate swap, cap and collar transactions, approximately $296 million of which have terms ranging from approximately three years to five years. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.80% to approximately 7.00%. The U.S. dollar collar transactions carry floors ranging from 5.00% to 6.25% and caps ranging from 6.60% to 7.50%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.30%. Assuming a 1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $15 million. This increase would be reduced by approximately $4.6 million as a result of the effects of the interest rate swap, cap and collar transactions described above.

In order to reduce our overall raw material costs, our petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At December 31, 2000, we had forward purchase contracts for 105,000 tonnes of naphtha and propane, which qualify for hedge accounting. In addition, at December 31, 2000, we had forward purchase and sales contracts for 90,000 and 102,067 tonnes (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. A change of 10% in the market price per tonne of naphtha at December 31, 2000 would result in a hypothetical gain or loss of approximately $0.4 million.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Members of our current board of managers and executive officers are listed below. The members of the board of managers are appointed by the owner of our membership interests and hold office until their successors are duly appointed and qualified. All officers serve at the pleasure of our board of managers.

Board of Managers and Executive Officers

          Name           Age                      Position
-------------------------------------------------------------------------------------------
Jon M. Huntsman*         63      Chairman of the Board of Managers and Manager
Jon M. Huntsman, Jr.*    40      Vice Chairman and Manager
Peter R. Huntsman*       38      President, Chief Executive Officer and Manager
Patrick W. Thomas        43      President--Huntsman Specialty Chemicals
Douglas A. L. Coombs     60      President--Tioxide
J. Kimo Esplin           38      Executive Vice President and Chief Financial Officer
Thomas G. Fisher         51      Executive Vice President--Tioxide
Michael J. Kern          51      Executive Vice President--EH&S and Manufacturing Excellence
Robert B. Lence          43      Executive Vice President-- General Counsel and Secretary
Donald J. Stanutz        50      Executive Vice President--Global Sales and Marketing
L. Russell Healy         45      Senior Vice President and Finance Director
Karen H. Huntsman*       62      Vice President
Curtis C. Dowd           41      Vice President--Corporate Development
James A. Huffman*        32      Vice President--Strategic Planning
Kevin J. Ninow           37      Vice President--Petrochemicals Manufacturing
John B. Prows            47      Vice President--Petrochemicals
Samuel D. Scruggs        41      Vice President and Treasurer
Graham Thompson          49      Vice President and Controller

*Such persons are related as follows: Karen H. Huntsman is the wife of Jon M. Huntsman. Jon M. Huntsman and Karen H. Huntsman are the parents of Jon M. Huntsman, Jr. and Peter R. Huntsman. James A. Huffman is a son-in-law of Jon M. Huntsman and Karen H. Huntsman and brother-in-law of Jon M. Huntsman, Jr. and Peter R. Huntsman.

Jon M. Huntsman is Chairman of the Board of Managers of both Huntsman International and Huntsman International Holdings. He has been Chairman of the Board of Directors of Huntsman Corporation and all Huntsman companies since he founded his first company in 1970. Mr. Huntsman served as Chief Executive Officer of Huntsman Corporation and its affiliated companies from 1970 to 2000 and of Huntsman International and Holdings from 1999 to 2000. In addition, Mr. Huntsman serves or has served on numerous corporate and industry boards, the Chemical Manufacturers Association and the American Polymers Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce.

Jon M. Huntsman, Jr. is Vice Chairman and a Manager of both Huntsman International and Huntsman International Holdings. Mr. Huntsman, Jr. also serves as Vice Chairman and Director of Huntsman Corporation. Mr. Huntsman serves on the board of directors of Owens-Corning Corporation and on numerous corporate and not-for-profit boards. Previously, Mr. Huntsman, Jr. was Senior Vice President and General Manager of Huntsman Chemical Corporation. Later he served as U.S. Deputy Assistant Secretary of Commerce in the International Trade Administration, U.S. Deputy Assistant Secretary for East Asia and Pacific Affairs and as the United States Ambassador to the Republic of Singapore. Mr. Huntsman, Jr. also serves as President of the Huntsman Cancer Foundation.

Peter R. Huntsman is President, Chief Executive Officer and a Manager of both Huntsman International and Huntsman International Holdings. He also serves as President, Chief Executive Officer and a Director of Huntsman Corporation. Previously, Mr. Huntsman was Senior Vice President of Huntsman Chemical Corporation and a Senior Vice President of Huntsman Packaging Corporation. Mr. Huntsman also served as Vice President--Purchasing for Huntsman Polypropylene Corporation, and Senior Vice President and General Manager of Huntsman Polypropylene Corporation. Mr. Huntsman served as Chief Operating Officer of Huntsman International and Huntsman International Holdings from 1999 to 2000.

Patrick W. Thomas is President--Huntsman Specialty Chemicals. Since joining ICI in 1982, Mr. Thomas has held numerous management positions with ICI, including Polyurethanes Business Director, Europe from 1993 to 1997, Polyurethanes International Marketing and Planning Manager from 1991 to 1993 and Polyurethanes Business Engineering & Investment Manager from 1989 to 1991.

Douglas A. L. Coombs is President--Tioxide. Mr. Coombs held the post of Chairman & Chief Executive Officer of Tioxide Group from 1996 through June 1999. Mr. Coombs has held a number of management positions with ICI over the last 35 years.

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

Thomas G. Fisher is Executive Vice President--Tioxide. Mr. Fisher also serves as Senior Vice President--Tioxide of Huntsman Corporation. Mr. Fisher has held several positions with Huntsman that have included the overall management for Huntsman's PO, maleic anhydride, ethylene oxide, ethylene glycol and butadiene businesses. Prior to joining Huntsman in 1994, Mr. Fisher served in a variety of management positions with Texaco Chemical Company.

Michael J. Kern is Executive Vice President--EH&S and Manufacturing Excellence. Mr. Kern serves as Senior Vice President--Manufacturing Excellence of Huntsman Corporation. Prior to joining Huntsman, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager--Jefferson County Operations from April 1993 until joining the Company, Plant Manager of the Port Neches facility from August 1992 to March 1993, Manager of the PO/MTBE project from October 1989 to July 1992, and Manager of Oxides and Olefins from April 1988 to September 1989.

Robert B. Lence is Executive Vice President, General Counsel and Secretary. Mr. Lence also serves as Senior Vice President and General Counsel of Huntsman Corporation. Mr. Lence joined Huntsman in December 1991 from Van Cott, Bagley, Cornwall & McCarthy, a Salt Lake City law firm, where he was a partner.

Donald J. Stanutz is Executive Vice President--Global Sales and Marketing. Mr. Stanutz also serves as Executive Vice President--Global Sales and Marketing of Huntsman Corporation. Mr. Stanutz has held several positions with Huntsman that have included the overall management for Huntsman's performance chemicals business, specialty polymers business and olefins, oxides and glycols business. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

L. Russell Healy is Senior Vice President and Finance Director. Mr. Healy also serves as Vice President--Finance of Huntsman Corporation. Previously, Mr. Healy served as Vice President, Tax for Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte and Touche, LLP. Mr. Healy is a CPA and holds a masters degree in accounting.

Karen H. Huntsman is Vice President. Mrs. Huntsman performs an active role in all the Huntsman Corporation businesses and currently serves as an officer and/or board member for many of the Huntsman companies. By appointment of the Governor of the State of Utah, Mrs. Huntsman serves as a member of the Utah State Board of Regents. Previously, Mrs. Huntsman served on the board of directors of First Security Corporation. She also serves on the boards of directors of various corporate and not-for-profit entities.

Curtis C. Dowd is Vice President--Corporate Development. Mr. Dowd also serves as Vice President--Corporate Development of Huntsman Corporation. Mr. Dowd previously served as Vice President and General Counsel of Huntsman Petrochemical Corporation from 1994 to 1998. From 1991 to 1994, Mr. Dowd was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Prior to attending law school, Mr. Dowd was a CPA with the accounting firm of Price Waterhouse for over six years.

James A. Huffman is Vice President. Mr. Huffman also serves as Vice President-- Strategic Planning of Huntsman Corporation, a position which he has held since 1998. Prior to joining Huntsman in 1998, Mr. Huffman worked for the global management consulting firm of McKinsey & Company as an engagement manager. Mr. Huffman also worked for Huntsman in a variety of positions from 1991 to 1994, including Director--New Business Development and Manager--Credit for Huntsman Packaging.

Kevin J. Ninow is Vice President--Petrochemicals Manufacturing. Mr. Ninow also serves as Vice President--European Petrochemicals of Huntsman Corporation and since joining Huntsman in 1989, Mr. Ninow has served in a variety of manufacturing and engineering positions including Vice President of Manufacturing, Plant Manager--Oxides and Olefins, Plant Manager--C4's, Operations Manager--C4's, Manager of Technology, Process Control Group Leader, and Project Engineer.

John B. Prows is Vice President--European Petrochemical Sales. Mr. Prows also serves as Vice President--European Petrochemical Sales of Huntsman Corporation and since joining Huntsman in 1994, Mr. Prows has served as Plant Manager-- Polypropylene, Plant Manager--Polystyrene, and Operations Manager--Styrene Monomer. Previously, Mr. Prows worked for Dupont for 13 years in a number of management and engineering roles in polyethylene, PVC and other manufacturing processes.

Samuel D. Scruggs is Vice President and Treasurer. Mr. Scruggs serves as Vice President and Treasurer of Huntsman Corporation. Mr.Scruggs previously served as Vice President and Associate General Counsel of Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

Graham Thompson is Vice President and Controller. Mr. Thompson joined ICI in 1978 in its Organics Division (now AstraZeneca PLC) and served in a number of positions, including Business Accountant for the Fine Chemicals Manufacturing Division and Controller of ICI Francolor in Paris. In 1986, Mr. Thompson joined the polyurethanes business of ICI and until 1999 served as Business Controller.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table sets forth information concerning compensation earned in the fiscal year ended December 31, 2000, by our chief executive officer and our remaining four most highly compensated executive officers at the end of the last fiscal year.

All of the compensation of Messrs. Jon M. Huntsman, Peter M. Huntsman and Jon M. Huntsman, Jr. was paid entirely by Huntsman Corporation, our ultimate parent company, and we were charged a management overhead allocation with respect to this compensation. Compensation figures for these executive officers represent a prorated percentage of Huntsman Corporation compensation attributable to services rendered to HSCC, the predecessor of our parent company. All of the compensation of Messrs. Thomas and Coombs was paid entirely by the Company.

                          Summary Compensation Table

                                                      Annual Compensation (1)                  Long Term
                                                                                              Compensation
                                                                                             --------------
                                                                                                 Awards
                                        -------------------------------------------------   -----------------
       Name and Principal           Year     Salary         Bonus            Other             Number of          All Other
            Position                                                         Annual            Securities       Compensation
                                                                          Compensation         Underlying
                                                                              (2)               Options/
                                                                                             EARs Granted (21)
-------------------------------   -------  -----------  -------------  ------------------    -----------------  ------------
Jon M. Huntsman                     2000     $611,538     $        0                                            $ 71,590 (3)
   Chairman of the Board of         1999     $562,500     $1,594,583                                            $250,081 (4)
   Managers and Manager             1998     $ 66,000     $  375,000                                            $ 44,227 (5)




Peter R. Huntsman                   2000     $548,077     $  125,000       $ 66,160 (6)                         $199,808 (7)
   President, Chief Executive       1999     $375,000     $  600,544       $131,450 (8)                         $179,665 (9)
   Officer and Manager              1998     $ 40,170     $   75,000                                            $ 11,595 (10)


Jon M. Huntsman, Jr.                2000     $318,750     $  125,000                                            $27,200 (11)
   Vice Chairman and                1999     $225,000     $  413,044                                            $51,949 (12)
   Manager                          1998     $ 32,156     $   60,000                                            $ 9,216 (13)

Patrick W. Thomas                   2000     $372,706     $  122,706       $ 85,287 (14)       7,386            $26,345 (15)
   President - Huntsman             1999     $146,880     $        0       $ 31,730 (16)           0            $     0
   Specialty Chemicals (17)

Douglas A. L. Coombs                2000     $587,534     $  244,204       $140,421 (18)           0            $     0
   President - Tioxide (20)         1999     $202,272     $  122,006       $ 81,552 (19)           0            $     0

(1) All compensation for Messrs. Jon M. Huntsman, Peter R. Huntsman, and Jon M. Huntsman, Jr. was paid entirely by Huntsman Corporation, our parent company; a charge for management overhead allocation for the fiscal year 2000, in the gross amount of $23,000,000 was paid by the Company to Huntsman Corporation, which payment included, among other things, a portion of the 2000 annual compensation shown on this table. Compensation figures for these three executives represent a pro-rated percentage of Huntsman Corporation compensation attributable to services rendered to the Company and to HSCC.
(2) Any blank items in this column reflect perquisites and other personal benefits, securities or property received by the named executive officer which are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(3) Consists of an employer's contribution of $1,360 to the 401(k) Plan, an employer's contribution of $10,436 to the Supplemental 401(k) Plan, an employer's contribution of $5,440 to the Money Purchase Plan, an employer's contribution of $43,483 to the Supplemental Money Purchase Plan, and an employer's contribution of $10,871 to an unfunded deferred compensation plan known as the Equity Deferral Plan.
(4) Consists of $39,141 employer's 401(k) contribution, an employer's money purchase contribution of $164,065, and an employer's contribution of $46,875 to the Equity Deferral Plan.
(5) Consists of $8,845 employer's 401(k) contribution and employer's money purchase contribution of $35,382.
(6)  Payment of $66,160 for living expenses.
(7) Consists of an employer's contribution of $1,700 to the 401(k) Plan, an employer's contribution of $9,262 to the Supplemental 401(k) Plan, an employer's contribution of $6,800 to the Money Purchase Plan, an employer's contribution of $57,046 to the Supplemental Money Purchase Plan, and an employer's contribution of $125,000 to the Equity Deferral Plan.
(8) Perquisites and other personal benefits in the amount of $131,450 were provided for the named executive officer, including moving expenses of $58,367 and a relocation payment of $71,002.
(9) Consists of $14,183 employer's 401(k) contribution, an employer's money purchase contribution of $71,732 and an employer's contribution of $93,750 to the Equity Deferral Plan.
(10) Consists of $2,319 employer's 401(k) contribution and employer's money purchase contribution of $9,276.
(11) Consists of an employer's contribution of $1,700 to the 401(k) Plan, an employer's contribution of $6,800 to the Money Purchase Plan, and an employer's contribution of $18,700 to the Supplemental Money Purchase Plan.
(12) Consists of $3,410 employer's 401(k) contribution and employer's money purchase contribution of $48,539.
(13) Consists of $1,843 employer's 401(k) contribution and employer's money purchase contribution of $7,373.
(14) Perquisites and other personal benefits in the amount of $85,287, including a payment of $60,550 for housing accommodations and a foreign services payment of $19,979 as a cost of living adjustment for working abroad.
(15) Consists of $26,345 employer's contribution to the Equity Deferral Plan.
(16) Perquisites and other personal benefits in the amount of $31,730, including a payment of $15,138 for housing accommodations, $7,494 for use of an automobile, and a foreign services payment of $7,433 as a cost of living adjustment for working abroad.
(17) Mr. Thomas joined the Company in 1999.
(18) Perquisites and other personal benefits in the amount of $140,421, including a payment of $87,909 for housing accommodations, $30,832 for foreign service assignments for taxes in excess of those that would otherwise be incurred, and $13,497 for use of an automobile.
(19) Perquisites and other personal benefits in the amount of $81,552, including a payment of $66,618 for housing accommodations and $14,134 for use of an automobile.
(20) Mr. Coombs joined the Company in 1999.
(21) "EARs" means equity appreciation rights.

Equity Options and Equity Appreciation Rights

The following table sets forth information concerning the grant of equity appreciation rights ("EARs") to each of the Company's chief executive officer and its other four most highly compensated executive officers during the last fiscal year.

                     Option/EAR Grants in Last Fiscal Year

                                   Individual Grants                                 Potential Realizable Value at     Alternative:
                                                                                     Assumed Annual Rates of Equity     Grant Date
                                                                                   Price Appreciation for Option Term     Value
------------------------------------------------------------------------------------------------------------------------------------
Name                    Number of      % of Total     Exercise or  Expiration Date   5% ($)            10% ($)          Grant Date
                       Securities     Options/EARs    Base Price                                                       Present Value
                       Underlying      Granted to      ($/unit)                                                             ($)
                      Options/EARs    Employees in
                       Granted (#)     Fiscal Year

------------------------------------------------------------------------------------------------------------------------------------
Jon M. Huntsman              0             0%           $    0           0           $     0           $      0               $0
Peter R. Huntsman            0             0%           $    0           0           $     0           $      0               $0
Jon M. Huntsman, Jr.         0             0%           $    0           0           $     0           $      0               $0
Patrick W. Thomas        7,386           100%           $13.54     3/01/10           $62,889           $159,374              N/A
Douglas A. L. Coombs         0             0%           $    0           0           $     0           $      0               $0

Equity appreciation rights were granted to Mr. Thomas on March 1, 2000, under the Huntsman Equity Appreciation Rights Plan, and vest at a rate of 25% per year, beginning with the first anniversary of the date of grant. Vesting of these equity appreciation rights accelerates upon a change in control, as defined in the plan.

Exercise of Options and Equity Appreciation Rights

The following table sets forth information concerning the exercise of EARs during the last fiscal year by each of the Company's chief executive officer and its other four most highly compensated executive officers and the fiscal year-end value of unexercised EARs.

   Aggregated Option/EAR Exercises in Last Fiscal Year, and FY-End Option/EAR
                                     Values

         Name              Securities      Value      Number of Securities Underlying        Value of Unexercised
                          Acquired on     Realized       Unexercised Options/EARs         In-the-Money Options/EARs
                          Exercise (#)                         at FY-End (#)                      at FY-End
---------------------------------------------------------------------------------------------------------------------
                                                       Exercisable     Unexercisable     Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------
Jon M. Huntsman               0             $0                0              0                $0              $0
Peter R. Huntsman             0             $0                0              0                $0              $0
Jon M. Huntsman, Jr.          0             $0                0              0                $0              $0
Patrick W. Thomas             0             $0            7,386              0                $0              $0
Douglas A. L. Coombs          0             $0                0              0                $0              $0

The following table shows the estimated annual benefits payable under the Huntsman Corporation's tax-qualified benefit pension plan (the "Huntsman Corporation Pension Plan") and supplemental pension plan ("SERP") in specified final average earning and years-of-service classification.


                   Huntsman Corporation Pension Plans Table

 Final Average            Years of Benefit Service at Retirement
 Compensation            5         10         15          20          25         30         35         40
       $400,000     30,000     60,000     90,000     120,000     150,000    180,000    210,000    240,000
       $425,000     31,900     63,800     95,600     127,500     159,400    191,300    223,100    255,000
       $450,000     33,800     67,500    101,300     135,000     168,800    202,500    236,300    270,000
       $475,000     35,600     71,300    106,900     142,500     178,100    213,800    249,400    285,000
       $500,000     37,500     75,000    112,500     150,000     187,500    225,000    262,500    300,000
       $525,000     39,400     78,800    118,100     157,500     196,900    236,300    275,600    315,000
       $550,000     41,300     82,500    123,800     165,000     206,300    247,500    288,800    330,000
       $575,000     43,100     86,300    129,400     172,500     215,600    258,800    301,900    345,000
       $600,000     45,000     90,000    135,000     180,000     225,000    270,000    315,000    360,000
       $625,000     46,900     93,800    140,600     187,500     234,400    281,300    328,100    375,000
       $650,000     48,800     97,500    146,300     195,000     243,800    292,500    341,300    390,000
       $675,000     50,600    101,300    151,900     202,500     253,100    303,800    354,400    405,000
       $700,000     52,500    105,000    157,500     210,000     262,500    315,000    367,500    420,000
       $725,000     54,400    108,800    163,100     217,500     271,900    326,300    380,600    435,000
       $750,000     56,300    112,500    168,800     225,000     281,300    337,500    393,800    450,000
       $775,000     58,100    116,300    174,400     232,500     290,600    348,800    406,900    465,000
       $800,000     60,000    120,000    180,000     240,000     300,000    360,000    420,000    480,000

The current Huntsman Corporation Pension Plan benefit is based on the following formula: 1.5% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (maximum of 50% of Social Security benefits). For years of credited service prior to 2000, benefits are based on a 1.4% formula. Final average compensation is based on the highest average of three consecutive years of compensation. Messrs. Jon M. Huntsman, Peter R. Huntsman and Jon M. Huntsman, Jr. were participants in the Huntsman Corporation Pension Plan in 2000. For the foregoing named executive officers, covered compensation under this plan consists of base salary and is reflected in the "Salary" column of the Summary Compensation Table. Federal regulations require that for the 2000 plan year, no more than $170,000 in compensation be considered for the calculation of retirement benefits under the Huntsman Corporation Pension Plan, and the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $135,000. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Huntsman Corporation Pension Plan are offset for Social Security as described above.

The SERP is a nonqualified supplemental pension plan for designated executive officers that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the Huntsman Corporation Pension Plan. Messrs. Jon M. Huntsman, Peter R. Huntsman and Jon M. Huntsman, Jr. were participants in the SERP in 2000. The compensation amounts taken into account for these named executive officers under the SERP include bonuses (as reflected in the "Bonus" columns of the Summary Compensation Table) and base salary in excess of the qualified plan limitations. The SERP benefit is calculated as the difference between (1) the benefit determined using the Huntsman Corporation Pension Plan formula with unlimited base salary plus bonus, and (2) the benefit determined using base salary as limited by federal regulations.

The number of completed years of credited service as of December 31, 2000 under the Huntsman Corporation Pension Plan and SERP for the named executive officers participating in the plans were 30, 17 and 17 years for Messrs. Jon M. Huntsman, Peter R. Huntsman and Jon M. Huntsman Jr., respectively.

Compensation of Managers

The managers do not receive any additional compensation for their service as managers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has 1,000 member equity units issued and outstanding. The Company is a wholly-owned subsidiary of Huntsman International Holdings LLC which is a 60% owned affiliate of an indirect subsidiary of Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108. Huntsman Corporation is owned by Jon
M. Huntsman and his family. No other director, executive officer or person beneficially owns any member equity units of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

We share numerous services and resources with Huntsman Corporation and ICI. We also rely on Huntsman Corporation and ICI to supply some of our raw materials and to purchase a significant portion of our products.

We have entered into an agreement with Huntsman Corporation under which Huntsman Corporation provides us with administrative support and a range of services, including treasury and risk management, human resources, technical and legal services for our businesses in the U.S. and elsewhere. In 2000, we paid $23 million for these services. We also participate in Huntsman Corporation's worldwide insurance program. Furthermore, we expect to enter into one or more agreements under which we will provide to Huntsman Corporation and certain of its subsidiaries a range of support services, including treasury, human resources, technical and legal services for Huntsman Corporation's businesses in Europe and elsewhere. These agreements will provide for fees based on an equitable allocation of the general and administrative costs and expenses.

November 2000 Agreements with HSCC and ICI

  Sale of Equity Interests in Holdings

On November 2, 2000, ICI entered into agreements with HSCC, Holdings and our company, under which ICI has an option to transfer to HSCC or its permitted designated buyers, and HSCC or its permitted designated buyers have a right to buy, the membership interests in Holdings, our parent company, that are indirectly held by ICI for $365 million plus interest from November 30, 2000 until the completion of such sale. ICI's sale of those membership interests is subject to regulatory approval, receipt of necessary third party consents, the completion by ICI of an offering of the 8% Senior Subordinated Reset Discount Notes of Holdings held by ICI, which condition may be waived by ICI, and other standard conditions. Additionally, ICI may only exercise its option to transfer the membership interests to HSCC between April 2001 and July 2001. See "-- Description of Put and Call Options".

In addition, and in the event that ICI completes the transfer of its membership interests in Holdings as described above, the affiliates of The Goldman Sachs Group who collectively own a 1.1% membership interest in Holdings have agreed to transfer those interests to HSCC, or its designee, in exchange for approximately $13.5 million plus interest from November 30, 2000 until the completion of such sale.

ICI has further agreed with us on new contractual terms with respect to ICI's obligation to transfer its interests in Nippon Polyurethane Industry Co. Ltd. Holdings and ICI have also agreed to settle certain indemnification matters in relation to ICI and Holdings has agreed to pay a portion of the costs of an offering by ICI of the Senior Subordinated Reset Discount Notes of Holdings held by ICI. See "-- Amendment of Indenture Governing Holdings' Senior Subordinated Reset Discount Notes". Furthermore, ICI and our company agreed to finalize other ancillary agreements contemplated by the contribution agreement in 1999 under which we acquired certain businesses of ICI and to enter into additional agreements in order to resolve other issues outstanding since our transaction with ICI in 1999.

  Amendment of Indenture Governing Holdings' Senior Subordinated Reset Discount Notes

Pursuant to our November 2000 agreements with ICI, Holdings and ICI amended and restated the indenture governing the terms of the Senior Subordinated Reset Discount Notes issued by Holdings. The amendments, among other changes, delayed the date on which the accretion rate of those notes will be reset until September 30, 2004 and extended the period during which Holdings can redeem those notes at the then accreted value until June 30, 2004; the notes will not then be redeemable until the reset date and will thereafter be redeemable at a declining premium to accreted value. However, if ICI does not resell the Senior Subordinated Reset Discount Notes of Holdings by July 30, 2001 and if neither Holdings nor ICI exercises its put or call option prior to July 30, 2001, then Holdings has agreed to further amend the terms of the Senior Subordinated Reset Discount Notes and the indenture governing those notes so as to return the indenture and the Senior Subordinated Reset Discount Notes to their form prior to the amendment and restatement, which primarily will have the effect of (1) moving forward the date on which the reset of the accretion rate will occur, (2) changing the method by which the reset accretion rate is determined, and (3) shortening the period during which Holdings may optionally redeem the Senior Subordinated Reset Discount Notes.

  Adjustments to Consideration

ICI was not in a position to transfer its interests in Nippon Polyurethane Industry Co. Ltd. and Arabian Polyol Company Limited to us at the closing of the transaction contemplated by the contribution agreement. Under the terms of the contribution agreement under which we acquired ICI's and HSCC's businesses, we did not receive a purchase price adjustment with respect to those retained joint venture interests. Instead, ICI has agreed to hold the retained joint venture interests for our benefit and to pay to us any dividends received from the joint ventures, and we agreed to indemnify ICI for any losses relating to any such retained joint venture interest from the closing until such time as such interests are transferred to us or we receive a refund with respect to such interests. ICI is required to pay us an amount equal to the higher of $3 million and the fair market value as of the closing of our transaction with ICI of the Arabian Polyol joint venture interest if either (1) any of the other joint venture partners exercise a right of first refusal to acquire that joint venture interest or (2) on or before June 30, 2001, ICI has not obtained all consents necessary to transfer that interest to us. In addition, and pursuant to the contribution agreement as modified by our November 2000 agreements with ICI, ICI has agreed to pay us $31 million in respect of the Nippon Polyurethane joint venture interest because ICI has determined that it will not be able to obtain all consents necessary to transfer that interest to us on or before March 31, 2001. We do not believe the failure by ICI to transfer these interests will have a material adverse impact on our results of operations or cash flows.

 Warranties and Indemnification

In connection with our transaction with HSCC and ICI in 1999, both ICI and HSCC gave standard warranties to Holdings in connection with the businesses being transferred, including warranties relating to environmental liabilities and potential environmental liabilities; existence of, or breaches in connection with, any material contracts; and tax matters. Under our November 2000 agreements with ICI, we also agreed with ICI that the approximately (Pounds)10 million of payments that they had made with respect to our indemnity claims in relation to emissions from the Greatham site prior to the acquisition constituted final settlement of that claim. We also waived any rights that we may have with respect to certain notices of claim that we had previously filed with ICI, which waived notices we do not believe met the threshold requirements for recovery under the contribution agreement or were material in meeting such threshold.

 Description of Put and Call Options

Under our November 2000 agreements with ICI, ICI has an option to transfer to HSCC or its permitted designated buyers, and HSCC or its permitted designated buyers have a right to buy, the membership interests in Holdings, our parent company, that are indirectly held by ICI for $365 million plus interest from November 30, 2000 until the completion of such sale. HSCC may select a buyer approved by ICI and the other holders of our membership interests to purchase all or a portion of the membership interests. Pre-approved buyers include Jon M. Huntsman and members of his family; entities at least 80% owned either by Huntsman Corporation, members of the Huntsman family, Kerry Packer (a minority interest holder of Huntsman Petrochemical Corporation), members of the Packer family; a subsidiary of Holdings or any affiliate of a financial institution, provided that such financial institution cannot own more than 14.99% of the outstanding membership interests of Holdings. The parties' obligations to complete any such sale will be subject to receipt of regulatory approval and necessary third party consents. For three years following the completion of such a sale, ICI has agreed not to engage in any business in which our company is engaged at the time of such sale. Unless waived by ICI, the right of HSCC or its permitted designees to buy the membership interests is contingent (which expires if not exercised by July 2001) upon the completion of a resale of the Senior Subordinated Reset Discount Notes issued by Holdings that are held by ICI. Additionally, ICI may only exercise its option to transfer the membership interests to HSCC between April 2001 and July 2001.

If neither party exercises its option to acquire the membership interests of Holdings as set forth in the preceding paragraph, then, pursuant to the terms of Limited Liability Company Agreement for Holdings, HSCC has the option to purchase, and ICI has the right to require HSCC to purchase, ICI's 30% membership interest in our company between June 30, 2002 and June 30, 2003 subject to extension under some circumstances. The exercise price for each of these put and call options will be based partially upon an agreed formula and the parties' agreed value of our businesses or based upon a third party valuation at the time of the exercise of a put or a call option. If the put or call option is exercised and HSCC does not purchase ICI's interests in accordance with the terms of the put or call option, then ICI has the right to sell its interest in Holdings in a public offering or a private sale and, if the proceeds of the sale are less than the put or call option exercise price, ICI has the right to require HSCC to sell, for the benefit of ICI, sufficient membership interests in Holdings owned by HSCC as are necessary to provide ICI with proceeds equal to the shortfall.

Under the terms of an agreement between HSCC and BT Capital Investors, L.P., J.P. Morgan Partners (BHCA), L.P., GS Mezzanine Partners, L.P. and GSMP(HICI), Inc., each of these institutional investors has the right to require HSCC to purchase their respective membership interests in Holdings contemporaneously with any exercise of the HSCC and ICI put and call arrangements, except as described below. In addition, each such institutional investor has the right to require HSCC to purchase its membership interest in Holdings at any time after June 30, 2004. Each such institutional investor also has an option to require HSCC to purchase its membership interest in Holdings following the occurrence of a change of control of Holdings or Huntsman Corporation. HSCC has the option to purchase all outstanding membership interests owned by the institutional investors at any time after June 30, 2006. The exercise price for each of these put and call options will be the value of our business as agreed between HSCC and the institutional investors or as determined by a third party at the time of the exercise of the put or call option. If HSCC, having used commercially reasonable efforts, does not purchase such membership interests, the selling institutional investor will have the right to require Holdings to register such membership interests for resale under the Securities Act of 1933, as amended.

In addition, and in the event that ICI completes the transfer of its membership interests in Holdings pursuant to our November 2000 transaction with ICI, GS Mezzanine Partners, L.P. and GSMP(HICI), Inc., who collectively own a 1.1% membership interest in Holdings, have agreed to transfer those interests to HSCC, or its designee, in exchange for approximately $13.5 million plus interest from November 30, 2000 until the completion of such sale. Furthermore, BT Capital and J.P. Morgan Partners have waived their rights, subject to certain conditions, to require HSCC to purchase their respective membership interests in Holdings in connection with the exercise of a put or call arrangement on or before July 30, 2001.

We expect that HSCC, together with Huntsman Corporation, will use the proceeds received from Bain Capital, Inc. to finance the purchase of the membership interests held by ICI and The Goldman Sachs Group. See "Item 1--Business--Recent Events--Proposed Investment by Bain Capital in Huntsman Corporation". In addition, our November 2000 arrangements with ICI and the other holders of membership interests permit our subsidiaries to provide only up to $70 million of the purchase price for such membership interests.

Specialty Chemicals Business

 Acquisition of Polyurethanes Business

On March 14, 2001, we entered into a definitive purchase agreement for the acquisition of the polyurethanes business of ICI India for an agreed purchase price of approximately $17 million. Located in Thane (Maharashtra), India, the business has sales in India and Southern Asia. The business will be integrated into the Specialty Chemicals division of the Company. The transaction is expected to close in March 2001.

 Supply Contracts

We are interdependent with Huntsman Petrochemical Corporation with respect to the supply of certain other feedstock, utilities and products. Under a supply agreement that expires in 2012, we are required to sell, and Huntsman Petrochemical Corporation is required to purchase, all of the steam that we generate at our PO facility. Huntsman Petrochemical Corporation reimburses us for the cost of the steam that it purchases from us. Under separate supply agreements, we have agreed to purchase our requirements of mono-ethylene glycol and tri-ethylene glycol from Huntsman Petrochemical Corporation at market prices for use in our PO operations. Furthermore, in exchange for Huntsman Petrochemical Corporation's PG tolling services, we pay Huntsman Petrochemical Corporation a reservation fee, adjusted annually for inflation, plus a variable toll fee equal to Huntsman Petrochemical Corporation's cost of operating the PG plant. In 2000, we paid Huntsman Petrochemical Corporation approximately $5.2 million in fees under these contracts and received approximately $12.5 million in reimbursements from Huntsman Petrochemical Corporation.

 PO Supply Agreement

Pursuant to an existing agreement with Huntsman Petrochemical Corporation that expires in 2012, we are obligated to sell, and Huntsman Petrochemical Corporation is obligated to buy, all PO produced at our PO facility in Port Neches, Texas which is not purchased by our other customers. We are entitled to receive market prices for the PO purchased by Huntsman Petrochemical Corporation. In 2000, Huntsman Petrochemical Corporation spent approximately $63 million under this agreement. Based on current market price and the current commitments of our other customers to purchase our PO, we anticipate that Huntsman Petrochemical Corporation will spend at least $35 million per year under this agreement.


 Propylene Supply Agreement

Pursuant to an existing agreement that expires in 2012, Huntsman Petrochemical Corporation is obligated to provide 100% of the propylene required by us for operation of our PO facility, up to a maximum of 350 million pounds per year. We pay market prices for the propylene supplied by Huntsman Petrochemical Corporation. In 2000, we spent approximately $64 million under this agreement.

  Services Contracts

During 2000 we continued to purchase services under a contract with ICI which were in reality being delivered by Enron Teesside Operations Limited ("ETOL"). These services include the operation and maintenance of various infrastructure, effluent disposal, storage of engineering materials, analytical and distribution assets. We terminated this arrangement in August 2000, at which time we entered into a new arrangement directly with ETOL.

In addition, during 2000 other services mainly supplied by ICI, such as occupational health and engineering ,were either assimilated within Huntsman or renegotiated with new suppliers. The terms of these new agreements generally reflect market or below market rates.

In order to operate the PO business, we have entered into a series of contracts with Huntsman Petrochemical Corporation that expire in 2012 under which Huntsman Petrochemical Corporation operates and maintains the PO facility, including the provision of management, personnel, transportation, information systems, accounting, tax and legal services, and research and development to our PO business. Generally, under these agreements, we pay Huntsman Petrochemical Corporation an amount equal to its actual costs for providing us with each of these services. In 2000, we paid Huntsman Petrochemical Corporation approximately $34 million under these agreements, which we believe to be equivalent to that which would be paid under arm's length negotiations.

Petrochemicals Business

  Naphtha Supply Agreement

We have entered into a product supply agreement with ICI, which requires ICI to supply and us to buy the entire naphtha output (up to 2.98 billion pounds per year) of the Phillips Imperial Petroleum Limited refinery at Teesside and specified amounts of other feedstock available to ICI from operations on Teesside. We purchase these products on terms and conditions which reflect market prices. During 2000, we spent approximately $301 million under this agreement.

In connection with our November 2000 agreements with ICI and because ICI has disposed of its interests in the refinery, we may terminate our product supply agreement for naphtha upon one year's prior notice, effective no sooner than January 4, 2003, and payment of $5 million. If we do not so elect to terminate, then such contract shall terminate automatically on January 4, 2004.

  Supply Contracts

We have entered into several agreements with ICI and an affiliate for the supply of ethylene and the supply of hydrogen to and from affiliates of ICI. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's petrochemicals business to us, which generally reflect market prices. ICI has announced the divestment of its interests in these businesses at the end of 2000, with the exception of one ethylene customer. During 2000 we spent approximately $12 million, and ICI spent approximately $105 million, under these agreements.

In addition, there are certain supply agreements with ethylene customers which have not yet been novated from ICI to Huntsman. Until these contracts are novated, Huntsman continues to invoice ICI who in turn invoice the customer. During the twelve months ended December 31, 2000, ICI made purchases of approximately $173 million relating to these agreements.

  Utilities Contracts

We have entered into several agreements with ICI and an affiliate of ICI relating to the provision of certain utilities, including steam, fuel gas, potable water, electricity, water and compressed air by us to an affiliate. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates. During the twelve months ended December 31, 2000, ICI spent approximately $4 million under these agreements. The affiliate concerned was divested by ICI at the end of 2000.

  Services Contracts

We have entered into several agreements with ICI and its affiliates relating to a wide range of operational services both to and from ICI or its affiliates, primarily at Teesside. These operational services include the operation and maintenance of various infrastructure, effluent disposal, storage, jetty, and distribution assets. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates. The ICI businesses/affiliates to whom these agreements relate were divested by ICI at the end of 2000.

In addition, we have entered into agreements relating to the provision by ICI or its affiliates to us of a range of support services for the efficient transition of the change of business ownership. These services may include various human resources, occupational health, analytical, engineering or purchasing services. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates. These services have been largely discontinued.

During the twelve months ended December 31, 2000, we spent approximately $10 million, and ICI spent approximately $7 million, under the service contracts.

Tioxide Business

  Supply Agreement with ICI Paints

We have an existing agreement with the paints business of ICI to supply TiO\\2\\. At the current level of commitment, we supply approximately 60,000 tonnes of TiO\\2\\ per year at market prices. We have revised and extended the agreement to ensure that it remains consistent with developments in the market. The revised agreement expires no earlier than December 31, 2003 upon at least twelve months' notice. In 2000, ICI spent approximately $98 million under this agreement.

  Feedstock Supply Contracts

Through January 9, 2001, when ICI sold its interest in the supplying businesses to INEOS, we had several agreements whereby ICI and its affiliates supplied us with sulphur, sulphuric acid, caustic soda and chlorine. The terms and conditions of the agreements with ICI were substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect market prices. In 2000, we spent approximately $14 million under these agreements.

We have also operated an agreement with an affiliate of ICI relating to the supply of titanium tetrachloride. The terms and conditions of this agreement with ICI was substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect market prices. In 2000, we spent approximately $1.6 million under this arrangement. This agreement will continue through 2001.

  Utilities Contracts

We have entered into several agreements with ICI and its affiliates relating to the supply of certain utilities including steam, water and electricity by affiliates of ICI to us at Billingham. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates. In 2000, we spent approximately $150,000 under these agreements.

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

In addition, we have entered into several agreements relating to the provision by ICI or its affiliates to us of a range of support services for the efficient transition of business ownership. These services include various human resources, occupational health, analytical, engineering or purchasing services. The terms and conditions of these agreements to be substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or below market rates. In 2000, we spent approximately $15 million under these agreements.

Tax Sharing Arrangement

Pursuant to our Limited Liability Company Agreement and the Limited Liability Company Agreement of Holdings, we have a tax sharing arrangement with all of our and Holdings' membership interest holders. Under the arrangement, because we are treated as a partnership for U.S. income tax purposes, we will make payments to our parent, Holdings, which will in turn make payments to its membership interests holders, in an amount equal to the U.S. federal and state income taxes we and Holdings would have paid had Holdings been a consolidated or unitary group for federal tax purposes. The arrangement also provides that we will receive cash payments from the membership interest holders (through Holdings) in amounts equal to the amount of U.S. federal and state income tax refunds or benefit against future tax liabilities equal to the amount we would have received from the use of net operating losses or tax credits generated by us.

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(b)
      1. Consolidated Financial Statements: See Index to Consolidated Financial Statements on page F-1
      2.   Financial Statement Schedule:
           See Index to Consolidated Financial Statements on page F-1
      3.   Description of Exhibits
      3.1 Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-85141))
      3.2 Amended and Restated Limited Liability Company Agreement of Huntsman International LLC dated June 30, 1999 (incorporated by reference to
           Exhibit 3.2 to our registration statement on Form S-4 (File No. 333-85141))
      3.3 Certificate of Formation of Huntsman International Financial LLC (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-4 (File No. 333-85141))
      3.4 Limited Liability Company Agreement of Huntsman International Financial LLC dated June 18, 1999, as amended by the First Amendment dated June 19, 1999 (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 (File No. 333-85141))
      3.5 Memorandum of Association of Tioxide Group (incorporated by reference to Exhibit 3.5 to our registration statement on Form S-4 (File No. 333-85141))
      3.6 Articles of Association of Tioxide Group (incorporated by reference to Exhibit 3.6 to our registration statement on Form S-4 (File No. 333-85141))
      3.7 Memorandum of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-85141))
      3.8 Articles of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No. 333-85141))
      3.9 Certificate of Amendment to Certificate of Formation of Huntsman International LLC
      3.10 Certificate of Amendment to Certificate of Formation of Huntsman International Financial LLC
      4.1 Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10c% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No. 333-85141))
      4.2 Form of certificate of 10c% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)
      4.3 Form of certificate of 10c% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)
      4.4  Form of Guarantee (included as Exhibit E of Exhibit 4.1)
      4.5 First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to our registration statement on Form S-4 (File No. 333-85141))
      10.1 Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-85141))
      10.2 Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and HSCC Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-85141))
      10.3 Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit
             10.3 to our registration statement on Form S-4 (File No. 333-
             85141))
      10.4 Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit
             10.4 to our registration statement on Form S-4 (File No. 333-
             85141))
      10.5 Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-4 (File No. 333-85141))
      10.6 Joint Venture Agreement, dated as of October 18, 1993, between Tioxide Americas Inc. and Kronos Louisiana, Inc. (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-4 (File No. 333-85141))
      10.7 Shareholders Agreement, dated as of January 11, 1982, by and among Imperial Chemical Industries PLC, ICI American Holdings, Inc. and Uniroyal, Inc. (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-4 (File No. 333-85141))
      10.8 Operating Agreement, dated December 28, 1981, between Uniroyal, Inc., Rubicon Chemicals, Inc. and Rubicon, Inc. (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-4 (File No. 333-85141))
      10.9 Liability and Indemnity Agreement, dated December 28, 1981, by and among Rubicon Inc., Rubicon Chemicals Inc., Imperial Chemical Industries PLC, ICI American Holdings Inc., ICI Americas Inc. and Uniroyal Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-4 (File No. 333-85141))
      10.10 Titanium Dioxide Supply Agreement, dated July 3, 1997, by and between Imperial Chemicals Industries PLC and Tioxide Group (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-4 (File No. 333-85141))*
      10.11 Slag Sales Agreement, dated July 10, 1997, by and between Richards Bay Iron and Titanium (Proprietary) Limited and Tioxide S.A. (Pty) Limited (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-85141))*
      10.12 Slag Sales Agreement, dated April 19, 2000, by and between Qit-Fer Et Titane Inc. and Tioxide Europe Limited**
      10.13 Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-85141))*
      10.14 Amendment, dated February 7, 2001, to the Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited**
      10.15 First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999
      10.16 Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon
             Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999
      10.17 Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000
      10.18 Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee
      10.19 Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee
      10.20 Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc, Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor
      10.21 U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels L.P., each as a Seller and an Originator
      10.22 Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer
      10.23 U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (UK) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer
      21.1   Subsidiaries of Huntsman International LLC

* Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.
** Portions of this document have been omitted and previously filed separately with the SEC pursuant to requests for confidential treatment pursuant to Rule 406 of the Securities Act and Rule 24b-2 of the Exchange Act.

(C) The Company filed no reports on Form 8-K for the year ended December 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntsman International LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Everberg, Country of Belgium, on the 20th day of March, 2001.


                                        Huntsman International LLC



                                        By: /s/ L. Russell Healy
                                           --------------------------
                                                 L. Russell Healy
                                            Senior Vice President and
                                                 Finance Director


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2001:

      Name                         Capacities
------------------------------------------------------------------------


/s/ Jon M. Huntsman
-------------------------
Jon M. Huntsman            Chairman of the Board and Manager


/s/ Jon M. Huntsman, Jr.
-------------------------
Jon M. Huntsman, Jr.       Vice Chairman and Manager


/s/ Peter R. Huntsman
-------------------------
Peter R. Huntsman          President, Chief Executive Officer and Manager
                           (Principal Executive Officer)


/s/ J. Kimo Esplin
-------------------------
J. Kimo Esplin             Executive Vice President and Chief Financial
                           Officer

/s/ L. Russell Healy
-------------------------
L. Russell Healy           Senior Vice President and Finance Director
                           (Principal Financial and Accounting Officer)


/s/ Graham L. Thompson
-------------------------
Graham L. Thompson         Vice President and Controller

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                               ITEMS 8 AND 14(a)
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Responsibility for the Consolidated Financial Statements.............................................   F-2

Independent Auditors' Report.........................................................................   F-3

Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999............................   F-4

Consolidated Statements of Operations and Comprehensive Income for the Year Ended December 31, 2000
and Six Months Ended December 31, 1999; and the Six Months Ended June 30, 1999 and the Year Ended
December 31, 1998, (Predecessor Company).............................................................   F-5

Consolidated Statement of Equity for the Year Ended December 31, 2000 and Six
Months Ended December 31, 1999; and the Six Months Ended June 30, 1999 and the
Year Ended December 31, 1998, (Predecessor Company)..................................................   F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2000 and Six Months Ended
December 31, 1999; and the Six Months Ended June 30, 1999 and the Year Ended December 31, 1998,
(Predecessor Company)................................................................................   F-7

Notes to Consolidated Financial Statements...........................................................   F-9

Schedule to Consolidated Financial Statements, Schedule II - Valuation and Qualifying Accounts.......  F-35

           RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

     Company management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with accounting principles generally accepted in the United States of America and necessarily includes estimates based upon management's best judgment.

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

     The financial statements of (1) Huntsman International LLC, formerly known as Huntsman ICI Chemicals LLC, as of and for the year ended December 31, 2000,
(2) Huntsman International LLC as of and for the six month period ended December 31, 1999, (3) Huntsman Specialty Chemicals Corporation ("HSCC") for the six months ended June 30, 1999 and as of and for the year ended December 31, 1998 have been audited by the Company's independent accountants Deloitte & Touche LLP. Their report is shown on page F-3.

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

                          INDEPENDENT AUDITORS' REPORT



To the Board of Managers and Members of
Huntsman International LLC



     We have audited the accompanying consolidated balance sheets of Huntsman International LLC and Subsidiaries, formerly Huntsman ICI Chemicals LLC (the "Company"), formerly Huntsman Specialty Chemicals Corporation (the "HSCC Predecessor Company"), as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for the year ended December 31, 2000 and the six months ended December 31, 1999; and the six months ended June 30, 1999, and the year ended December 31, 1998 (HSCC Precessor Company operations). Our audits also included the financial statement schedule listed in the table of contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and Subsidiaries at December 31, 2000 and 1999 and the results of the Company's operations and its cash flows for the year ended December 31, 2000 and the six months ended December 31, 1999; and the results of the HSCC Predecessor Company operations and its cash flows for the six months ended June 30, 1999 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 16, 2001, except for Note 19,
  as to which the date is March 13, 2001.

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Millions of Dollars)

                                                                                 December 31,    December 31,
                                                                                     2000            1999
                                                                              -----------------  -------------
ASSETS

Current assets:
    Cash and cash equivalents                                                   $          66.1  $       138.9
    Accounts and notes receivables (net of allowance
        for doubtful accounts of $10.6 and $9.5, respectively)                            553.9          629.4
    Inventories                                                                           496.4          381.3
    Prepaid expenses                                                                       15.2           18.2
    Deferred income taxes                                                                   0.9           12.9
    Other current assets                                                                   69.6           48.2
                                                                              --------------------------------
        Total current assets                                                            1,202.1        1,228.9

Property, plant and equipment, net                                                      2,703.9        2,681.2
Investment in unconsolidated affiliates                                                   156.7          163.9
Intangible assets, net                                                                    434.7          395.8
Other noncurrent assets                                                                   318.0          348.6
                                                                              --------------------------------
        Total assets                                                            $       4,815.4  $     4,818.4
                                                                              ================================


LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable                                                            $         313.3  $       338.7
    Accrued liabilities                                                                   517.0          337.7
    Current portion of long-term debt                                                       7.5           51.7
    Other current liabilities                                                              32.4           44.1
                                                                              --------------------------------
        Total current liabilities                                                         870.2          772.2

Long-term debt                                                                          2,343.0        2,453.3
Deferred income taxes                                                                     332.1          365.4
Other noncurrent liabilities                                                              131.8          115.5
                                                                              --------------------------------
         Total liabilities                                                              3,677.1        3,706.4
                                                                              --------------------------------

Minority interests                                                                          9.6            8.0
                                                                              --------------------------------

Equity:
     Members' equity, 1,000 units                                                       1,026.1        1,026.1
     Retained earnings                                                                    223.3           80.6
     Accumulated other comprehensive loss                                                (120.7)          (2.7)
                                                                              --------------------------------
       Total equity                                                                     1,128.7        1,104.0
                                                                              --------------------------------
       Total liabilities and equity                                             $       4,815.4  $     4,818.4
                                                                              ================================


          See accompanying notes to consolidated financial statements

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                             (Millions of Dollars)

                                                                                   HSCC Predecessor Company
                                                                           -------------------------------------


                                                                                  Six Months          Year Ended
                                       Year Ended         Six Months Ended          Ended            December 31,
                                    December 31, 2000     December 31, 1999     June 30, 1999            1998
                                   -------------------   -------------------  -----------------   -----------------
Revenues:
     Trade sales and services              $   3,940.8         $    1,704.5         $     134.0          $ 253.2
     Related party sales                         464.5                269.5                29.0             33.0
     Tolling fees                                 42.6                 23.3                29.0             52.5
                                           -----------         ------------         -----------          -------
          Total revenues                       4,447.9              1,997.3               192.0            338.7
Cost of goods sold                             3,705.4              1,602.0               134.1            276.6
                                           -----------         ------------         -----------          -------
Gross profit                                     742.5                395.3                57.9             62.1

Expenses:
     Selling, general and
      administrative                             272.1                154.3                 3.3              4.8
     Research and development                     59.3                 43.7                 2.0              3.0
                                           -----------         ------------         -----------          -------
          Total expenses                         331.4                198.0                 5.3              7.8
                                           -----------         ------------         -----------          -------
Operating income                                 411.1                197.3                52.6             54.3

Interest expense                                 227.3                106.2                18.3             40.9
Interest income                                    4.9                  2.2                 0.3              1.0
Loss on sale of accounts receivable                1.9                    -                   -                -
Other income (expense)                            (3.2)                 6.5                   -              0.8
                                           -----------         ------------         -----------          -------
Income before income taxes                       183.6                 99.8                34.6             15.2
Income tax expense                                30.1                 18.2                13.1              5.8
Minority interests in subsidiaries                 2.8                  1.0                   -                -
                                           -----------         ------------         -----------          -------
Net income                                       150.7                 80.6                21.5              9.4
Preferred stock dividends                            -                    -                 2.2              4.2
Net income  available to common
        equity holders                           150.7                 80.6                19.3              5.2
Other comprehensive loss -
        foreign currency
         translation adjustments                (118.0)                (2.7)                  -                -
                                           -----------         ------------         -----------          -------
Comprehensive income                       $      32.7         $       77.9         $      19.3          $   5.2
                                           ===========         ============         ===========          =======

          See accompanying notes to consolidated financial statements

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                       Consolidated Statements of Equity
                             (Millions of Dollars)

                                                                                                     Accumulated
                                       Common stock/            Additional                              Other
                                      Members' equity             Paid-in        Retained           Comprehensive
                               ----------------------------
                                 Shares/Units      Amount         Capital        Earnings              Income               Total
                               --------------   -----------   -------------   -------------      ---------------       -------------
HSCC Predecessor Company:
Balance , January 1, 1998               2,500                $         25.0  $          0.4                               $    25.4
Net income                                                                              9.4                                     9.4
Dividends accrued on
 mandatorily redeemable
  preferred stock                                                                      (4.2)                                   (4.2)
                               --------------    ----------  --------------   -------------      ---------------       -------------
Balance, December 31, 1998              2,500             -            25.0             5.6                    -               30.6

Net income                                                                             21.5                                    21.5
Dividends accrued on
 mandatorily redeemable
  preferred stock                                                                      (2.2)                                   (2.2)

                               --------------    ----------  --------------   -------------      ---------------       -------------
Balance, June 30, 1999                  2,500     $       -     $      25.0     $      24.9           $        -          $    49.9
                               ==============    ==========  ==============   =============      ===============       =============

Huntsman International:
Capital contribution from
 Huntsman International
 Holdings LLC                           1,000     $ 1,646.1                                                               $ 1,646.1
Distribution to Holdings                             (620.0)                                                                 (620.0)
Net income                                                                      $      80.6                                    80.6
Foreign currency translation
 adjustments                                                                                          $     (2.7)              (2.7)
                               --------------    ----------  --------------   -------------      ---------------       ------------
Balance, December 31, 1999              1,000       1,026.1               -            80.6                 (2.7)           1,104.0

Distribution to Holdings                                                               (8.0)                                   (8.0)
Net income                                                                            150.7                                   150.7
Foreign currency translation
 adjustments                                                                                              (118.0)            (118.0)
                               --------------    ----------  --------------   -------------      ---------------       ------------
Balance, December 31, 2000              1,000     $ 1,026.1     $         -     $     223.3           $   (120.7)         $ 1,128.7
                               ==============    ==========  ==============   =============      ===============       =============

          See accompanying notes to consolidated financial statements

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Millions of Dollars)

                                                                                        HSCC Predecessor Company
                                                                                 -------------------------------------
                                             Year Ended      Six Months Ended    Six Months Ended       Year Ended
                                            December 31,       December 31,       June 30,  1999     December 31, 1998
                                                2000               1999
                                         ----------------    ----------------    ----------------    -----------------
Cash Flows From Operating Activities:
Net income                                       $  150.7           $    80.6          $     21.5            $     9.4
Adjustments to reconcile net income to
net cash provided by operating activities:

    Equity in earnings of investment in
    unconsolidated affiliates                        (0.1)               (0.1)
    Minority interests in subsidiaries                2.8                 1.0
    Gain on foreign currency transactions            (8.2)               (5.0)
    Depreciation and amortization                   216.2               105.2                15.5                 30.5
    Deferred income taxes                             6.3                11.0                 3.6                  5.8
    Proceeds from initial sale of
     receivables                                    175.0
    Interest on subordinated note                                                             3.0                  7.1
    Changes in operating assets and
     liabilities - net of effects of
     acquisitions:
     Accounts and notes receivables                (104.5)              (38.3)               (6.1)                (1.5)
     Inventories                                   (118.9)              (21.9)               (5.7)                 3.4
     Prepaid expenses                                 0.3               (15.4)
     Other current assets                           (13.8)                4.6                 0.9                  0.1
     Accounts payable                               (27.1)               11.9                (3.4)                 2.0
     Accrued liabilities                            182.3               118.6
     Other current liabilities                      (28.4)                4.5                10.0                  3.7
     Other noncurrent assets                        (52.0)              (17.3)                0.6                (14.3)
     Other noncurrent liabilities                    30.9                16.1
                                         ----------------    ----------------    ----------------    -----------------
Net cash provided by operating activities           411.5               255.5                39.9                 46.2
                                         ----------------    ----------------    ----------------    -----------------
Investing activities:
Purchase of businesses from ICI, net of
  cash acquired                                                      (2,244.8)
Purchase of business from BP Chemicals,
  Limited                                                              (116.6)
Acquisition of other businesses                    (149.6)
Cash received from unconsolidated
  affiliates                                          7.5                 2.5
Investment in unconsolidated affiliates                                  (1.7)

                                                                                           HSCC Predecessor Company
                                                                                    -------------------------------------
                                                Year Ended      Six Months Ended    Six Months Ended       Year Ended
                                               December 31,       December 31,       June 30,  1999     December 31, 1998
                                                   2000               1999
                                            ----------------    ----------------    ----------------    -----------------
Advances to unconsolidated affiliates                   (9.0)            (26.5)
Capital expenditures                                  (204.5)           (131.8)              (4.0)            (10.4)
                                                     -------         ---------               -----            ------
Net cash used in investing activities                 (355.6)         (2,518.9)              (4.0)            (10.4)
                                                     -------         ---------               -----            ------

Financing activities:
Borrowings under senior credit facilities                8.0           1,692.5
Issuance of senior subordinated notes                                    806.3
Proceeds from other long-term debt                                         1.0
Repayment of long-term debt                           (131.0)                               (34.4)            (43.3)
Debt issuance costs                                                      (75.7)
Cash contributions by Holdings                                           598.0
Cash distribution to Holdings                           (8.0)           (620.0)
                                                     -------         ---------               -----            ------
Net cash provided by (used in) financing activities   (131.0)         2, 402.1              (34.4)            (43.3)
                                                     -------         ---------               -----            ------

Effect of exchange rate changes on cash                  2.3               0.2                  -                 -
                                                     -------        ----------               -----            ------
Increase (decrease) in cash and cash equivalents       (72.8)            138.9                 1.5              (7.5)
Cash and cash equivalents at beginning of period       138.9                 -                 2.6              10.1
                                                     -------         ---------               -----            ------
Cash and cash equivalents at end of period           $  66.1         $   138.9               $ 4.1            $  2.6
                                                     =======         =========               =====            ======


Non-Cash Financing and Investing Activities:
    Non-cash capital contribution by Holdings        $    -          $ 1,048.1

          See accompanying notes to consolidated financial statements.

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

Effective June 30, 1999, pursuant to a contribution agreement and ancillary agreements between Huntsman International Holdings LLC, formerly Huntsman ICI Holdings LLC ("Holdings"), Huntsman Specialty Chemicals Corporation ("HSCC"), Imperial Chemicals Industries PLC ("ICI") and Huntsman International LLC, formerly Huntsman ICI Chemicals LLC, ("Huntsman International" or the "Company"), the Company acquired assets and stock representing ICI's polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses and HSCC's propylene oxide business. In addition, the Company also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals, Limited ("BP Chemicals") for approximately $117 million.

The Company is a global manufacturer and marketer of specialty and commodity chemicals through our principal businesses: specialty chemicals, petrochemicals and titanium dioxide. The Company is a wholly owned subsidiary of Holdings.

In exchange for transferring its business, HSCC retained a 60% common equity interest in Holdings and received approximately $360 million in cash. In exchange for transferring its businesses, ICI received a 30% common equity interest in Holdings, approximately $2 billion in cash that was paid in a combination of U.S. dollars and euros, and discount notes of Holdings with approximately $508 million of accreted value at issuance. The cash proceeds of the Holdings discount notes issued to ICI were contributed by Holdings as equity to Huntsman International. The obligations of the discount notes from Holdings are non-recourse to the Company. BT Capital Investors, LP, Chase Equity Associates, LP, and the Goldman Sachs Group acquired the remaining 10% common equity interest in Holdings for $90 million cash.

The cash sources to finance the above transactions are summarized as follows (in millions):

       Senior secured credit facilities of Huntsman International     $1,683
       Senior subordinated notes of  Huntsman International              807
       Cash equity contributed by Holdings                               598
                                                                      ------
             Total cash sources                                       $3,088
                                                                      ======

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

The total consideration to ICI of cash and the value of common equity interest in Holdings was approximately $2.8 billion, including expenses and liabilities assumed. The excess of the purchase price over the estimated fair value of net tangible assets acquired has been recorded as identifiable intangibles ($203.6 million) and goodwill ($41.6 million) which are being amortized over 5 to 15 years and 20 years, respectively.

The allocation of the purchase price is summarized as follows (in millions):

             Current assets                                  $     970.2
             Plant and equipment                                 2,232.5
             Investments in unconsolidated affiliates              192.7
             Intangible assets (patents, technology, non
                compete agreements and goodwill)                   248.1
             Other assets                                          292.4
             Liabilities assumed                                (1,020.8)
                                                             -----------
               Total                                         $   2,915.1
                                                             ===========

The total consideration paid to BP Chemicals was allocated to tangible assets, primarily property and equipment.

The following unaudited pro forma data (in millions) has been prepared assuming that the transaction (excluding the acquisition of 20% of the Wilton olefins facility from BP Chemicals) and related financing were consummated at the beginning of each period.

                                           Year Ended December 31,
                                           1999               1998
                                        -----------------------------
          Revenues                      $       3,868      $    3,671
          Net income                              127              13

2000 Acquisition

On August 31, 2000, the Company acquired the Morton global thermoplastic polyurethanes business from Rohm and Haas Company for an aggregate purchase price of $120 million. The allocation of the purchase price to the identifiable assets and liabilities resulted in approximately $3 million of goodwill.

Sale by ICI of Holdings Equity Interest

On November 2, 2000, HSCC and ICI entered into agreements under which ICI has an option to transfer to HSCC or its permitted designated buyers, and HSCC or its permitted designated buyers have a right to buy, the membership interests in Holdings that are indirectly held by ICI for $365 million plus interest from November 30, 2000 until the completion of such sale. Unless waived by ICI, the right of HSCC or its designees to buy the membership interests (which expires if not exercised by July 2001) is contingent upon the completion of the resale by ICI of the 8% senior subordinated reset discount notes of Holdings. Additionally, ICI may only exercise its option to transfer the membership units to HSCC between April 2001 and July 2001.

In addition, and in the event that ICI completes the transfer of its membership interests in Holdings as described in the preceding paragraph, the affiliates of The Goldman Sachs Group who collectively own 1.1% of the outstanding membership interests in Holdings have agreed to transfer those interests to HSCC, or its designee, in exchange for approximately $13.5 million plus interest from November 20, 2000 until the completion of such sale.


2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include its majority owned subsidiaries. Intercompany transactions and balances are eliminated. HSCC is considered the accounting acquirer and, accordingly, the operating results prior to July 1, 1999 reflect the historical financial position and results of operations of HSCC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Flow Information

Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Cash paid for interest and income taxes are as follows (in millions):

                                                                         HSCC Predecessor Company
                                                                     --------------------------------
                         Year Ended            Six Months Ended      Six Months Ended     Year Ended
                        December 31,             December 31,           June  30,         December 31,
                           2000                     1999                  1999               1998
                      --------------------------------------------------------------------------------
Cash paid for
interest              $       234.6                $       62.7         $        12.4      $      33.0
Cash paid for
income taxes                   22.0                         9.8                     -                -

Securitization of Accounts Receivable

The Company securitizes certain trade receivables in connection with a revolving securitization program. Losses are recorded on the transaction and depend on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. Of the total plant and equipment, approximately $432 million is depreciated using the straight-line method on a group basis at a 5% composite rate. When capital assets representing complete groups of property are disposed of, the difference between the disposal proceeds and net book value is credited or charged to income. When miscellaneous assets are disposed of, the difference between asset costs and salvage value is charged or credited to accumulated depreciation.

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

Interest costs are capitalized as part of major construction projects. Interest expense capitalized as part of plant and equipment was $10.3 million for the year ended December 31, 2000, $10.1 million and $0.3 million for six months ended December 31, 1999 and June 30, 1999, respectively, and $0.4 million for the year ended December 31, 1998

Investment in Unconsolidated Affiliates

Investments in companies in which the Company exercises significant influence, generally ownership interests from 20% to 50%, are accounted for using the equity method.

Intangible Assets

Debt issuance costs are amortized over the term of the related debt agreements, ranging from six to ten years. Goodwill is amortized over a period of 20 years. Other intangible assets, which consist of patents, trademarks, technology and certain other agreements, are stated at their fair market values at the time of acquisition, and are amortized using the straight line method over their estimated useful lives of five to fifteen years or over the life of the related agreement.

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

The Company uses derivative financial instruments as part of its interest rate risk management. Interest rate swaps, caps, collars and floors are classified as matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense.
The related amount payable to, or receivable from counterparties, is included in accounts receivable or accrued liabilities. Gains and losses on terminations of interest rate agreements are deferred and amortized over the lesser of the remaining term of the original contract or the life of debt. The premiums paid for the interest rate agreements are included as other assets and are amortized to expense over the term of the agreements.

The Company also uses financial instruments to hedge financial risk caused by fluctuating currency rates. Realized and unrealized gains and losses on foreign exchange transactions that are designated and effective as hedges are recognized in the same period as the hedged transaction. The carrying amounts of foreign currency forward contracts are adjusted for changes in fair value at each balance sheet date. Foreign exchange contracts not designated as hedges are marked-to-market at the end of each accounting period. As of December 31, 2000, the Company had no short term forward contracts to sell various currencies.

The Company enters into various commodity contracts, including futures, option and swap agreements to hedge its purchase and sale of commodity products. These contracts are predominantly settled in cash. For those contracts that are designated and effective as hedges, gains and losses are accounted for as part of the basis of the related commodity purchases. For contracts accounted for as hedges that are terminated before their maturity date, gains and losses are deferred and included in the basis of the related commodity purchases. Commodity contracts not accounted for as hedges are marked-to-market at the end of each accounting period with the related gains and losses recognized in cost of goods sold.

At December 31, 2000 and 1999 the Company had forward purchase contracts for 105,000 and 132,000 tonnes, respectively, of naphtha and propane which qualify for hedge accounting. Accordingly, an unrealised loss of $1.1 million and an unrealized gain of $0.8 million on these contracts were deferred at December 31, 2000 and 1999, respectively. In addition, at December 31, 2000, the Company had forward purchase and sales contracts for 90,000 and 102,067 tonnes (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Unrealized losses and gains on these purchase and sales contracts amounted to $1.4 million and $1.9 million respectively. At December 31, 1999 the Company had forward purchase and sales contracts for 137,000 and 177,000 tonnes, respectively, which do not qualify for hedge accounting. Unrealized gains and losses on these purchase and sale contracts amounted to $5.5 million and $4.3 million, respectively. During the twelve months ended December 31, 2000 and the six months ended December 31, 1999, the Company recorded $17.9 million and $21.3 million, respectively, as a reduction to cost of goods sold related to net gains from settled forward contracts and the movement in unrealized gains and losses on contracts which do not qualify as hedges. At December 31, 2000, included in other assets and liabilities for all contracts, were $3.0 million and $2.5 million, respectively. At December 31, 1999, included in other assets and liabilities for all contracts were $6.3 million and $5.1 million, respectively. HSCC had no such contracts during the six months and year ended June 30, 1999 and December 31, 1998, respectively.

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

Income Taxes

The Company and its U.S. subsidiaries are organized as Limited Liability Companies. These entities are treated similar to a partnership for U.S. income tax purposes, and therefore are not subject to U.S. federal tax on their income. Subsidiaries outside the U.S. are generally taxed on the income generated in the local country.

Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested.

The HSCC predecessor company filed a consolidated federal income tax return with its ultimate parent. The HSCC predecessor company entered into a tax allocation agreement with its ultimate parent whereby the Company was charged or credited for an amount that would have been applicable had HSCC filed a separate consolidated federal income tax return.

Environmental Expenditures

Environmental related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and cleanup obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when incurred and are expensed or capitalized as appropriate.

Preferred Stock

During 1997, HSCC acquired its propylene oxide and methyl/tertiary butyl ether business from Texaco, Inc. In conjunction with this acquisition, HSCC issued preferred stock to Texaco with an aggregate liquidation preference of $65 million. The preferred stock has a cumulative dividend rate of 5.5%, 6.5% or a combination thereof of the liquidation preference per year, which is adjusted on April 15th of each year, based on HSCC's cash flow in the previous year. During 1998, $35 million of the preferred stock accrued dividends at the rate of 6.5% while $30 million of the preferred stock accrued dividends at the rate of 5.5%. Unpaid cumulative dividends will compound at a rate of 5.5% or 6.5% and are payable commencing July 15, 2002. The preferred stock and its obligations, including unpaid cumulative dividends, were not transferred to Holdings or the Company.

Foreign Currency Translation

Generally, the accounts of the Company's subsidiaries outside of the United States consider local currency to be functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains, and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the statement of operations and were $8.2 million net gain for the twelve months ended December 31, 2000, and $5.0 million net gain for the six months ended December 31, 1999. Prior to the transfer of the business from ICI on July 1, 1999, the Company had no subsidiaries outside of the United States.

Revenue Recognition

The Company generates revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenue when it is realized or realizable and earned, which is generally when the product is shipped to the customer.

Research and Development

Research and development costs are expensed as incurred.

Earnings per Member Equity Unit

Earnings per member equity unit is not presented because it is not considered meaningful information due to the Company's ownership by a single shareholder.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 established accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No.133 is effective as of January 1, 2001 for the Company. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of this new accounting standard will not have a material effect on the statements of operations or financial position.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140, which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for securitizations and other transfers of assets. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of assets, an entity recognizes the assets it controls and derecognizes assets when control has been surrendered. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The accounting requirements of this standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and must be applied prospectively. The disclosures required by this standard are required for fiscal years ending after December 15, 2000. The Company has provided the disclosures required by this standard in Note 9 to the consolidated financial standards. Adoption of the accounting requirements of this standard will not have a material effect on the statements of operations or financial position.

3.   Inventories

Inventories consist of the following (in millions):

                                    December 31, 2000           December 31, 1999
                                    ----------------------------------------------
     Raw materials                  $            149.5          $             97.8
     Work in progress                             22.8                        20.6
     Finished goods                              302.5                       225.6
                                    ----------------------------------------------
                Total                            474.8                       344.0
     Materials and supplies                       21.6                        37.3
                                    ----------------------------------------------
                Net                 $            496.4          $            381.3
                                    ==============================================

In the normal course of operations, the Company exchanges raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Company's cost. Net amounts deducted from inventory under open exchange agreements owed by the Company at December 31, 2000 and 1999 were $4.4 million (16.7 million pounds of feedstock and products) and $3.8 million (8.2 million pounds of feedstock and products), respectively, which present the net amounts payable by the Company under open exchange agreements.

4.   Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment are as follows (in millions):

                                                          December 31, 2000           December 31, 1999
                                                         ------------------------------------------------
         Land                                            $               35.3         $              37.1
         Buildings                                                      117.6                       109.9
         Plant and equipment                                          2,673.6                     2,399.1
         Construction in progress                                       176.3                       266.4
                                                         ------------------------------------------------
              Total                                                   3,002.8                     2,812.5
         Less accumulated depreciation                                 (298.9)                     (131.3)
                                                         ------------------------------------------------
              Net                                        $            2,703.9         $           2,681.2
                                                         ================================================

5.    Investments in Unconsolidated Affiliates

The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

                                                                    December 31, 2000          December 31, 1999
                                                                    ----------------------------------------------
         Louisiana Pigment Company, L.P. (50%)                      $             151.1      $               158.7
         Rubicon, Inc. (50%)                                                        4.5                        4.3
         Others                                                                     1.1                        0.9
                                                                    ----------------------------------------------
              Total                                                 $             156.7      $               163.9
                                                                    ==============================================

Summarized approximate financial information of such affiliated companies as a group as of December 31, 2000 and 1999 and for the years then ended is presented below (in millions):


                                                                    December 31, 2000        December 31, 1999
                                                                    -------------------------------------------
         Assets                                                     $            660.1        $           564.5
         Liabilities                                                             334.9                    238.5
         Revenues                                                                763.4                    537.7
         Net income                                                                0.4                      0.4
         The Company's equity in:
              Net assets                                                         156.7                    163.0
              Net income                                                           0.1                      0.2

6.   Intangible Assets

     Intangible assets, net of accumulated amortization consist of the following (in millions):

                                                                    December 31, 2000       December 31, 1999
         Patents, trademarks, and technology                      $              323.4     $              269.6
         Debt issuance costs                                                      78.0                     76.9
         Non-compete agreements                                                   50.1                     46.3
         Other agreements                                                         12.7                        -
         Goodwill                                                                 48.4                     41.6
                                                                  ---------------------------------------------
              Total                                                              512.6                    434.4
         Accumulated amortization                                                (77.9)                   (38.6)
                                                                  ---------------------------------------------
              Net                                                 $              434.7     $              395.8
                                                                  =============================================

7.   Other Noncurrent Assets

Other noncurrent assets consist of the following (in millions):

                                                                    December 31, 2000       December 31, 1999
                                                                  ---------------------------------------------
Prepaid pension assets                                            $              190.9     $              176.4
Capitalized turnaround expense                                                    14.2                     10.5
Prepaid insurance                                                                  4.3                      8.5
Advances to and receivables from affiliates                                       55.0                    123.9
Spare parts inventory                                                             32.7                     23.9
Other noncurrent assets                                                           20.9                      5.4
                                                                  ---------------------------------------------
     Total                                                        $              318.0     $              348.6
                                                                  =============================================


8.   Accrued Liabilities

Accrued liabilities consist of the following (in millions):

                                                                    December 31, 2000       December 31, 1999
                                                                  ---------------------------------------------
Raw materials and services                                        $              261.8     $              128.7
Interest                                                                          48.3                     50.1
Taxes (income, property and VAT)                                                  51.2                     27.6
Payroll, severance and related costs                                              44.9                     40.8
Volume and rebates                                                                46.8                     24.1
Other miscellaneous accruals                                                      64.0                     66.4
                                                                  ---------------------------------------------
     Total                                                        $              517.0     $              337.7
                                                                  =============================================

9.   Securitization of Accounts Receivable

On December 21, 2000, the Company initiated a revolving securitization program under which certain trade receivables were and will be transferred to a special purpose entity. During December 2000, the Company securitized approximately $314.8 million of its receivables under this program. The Company will receive annual servicing fees as compensation for servicing the outstanding receivable balances. The Company's retained interests are subordinate to investor's interests. The value of these retained interests are subject to credit and interest rate risk related to the transferred receivables. During 2000, the Company recorded a loss of $2 million related to this program.

The table below presents key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at December 31, 2000 (in millions):

Carrying amount of retained interests                                                         $72.8
Weighted average life span (in months)                                                          2.0
Expected credit losses (annual rate)                                                            1.0%
  Impact on fair value of 10% adverse change                                         less than $0.1
  Impact on fair value of 20% adverse change                                         less than $0.1
Residual cash flows discount rate (annual)                                                      9.7%
  Impact on fair value of 10% adverse change                                                   $0.1
  Impact on fair value of 20% adverse change                                                   $0.3

These sensitivities are hypothetical and are presented for illustrative purposes only. Changes in carrying amount based on a change in assumptions generally can not be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The table below summarizes certain cash flow information under this program. (in millions)

  Proceeds from initiation of the program                      $ 175
  Proceeds from collections reinvested                            19.1
  Servicing fees received                                          -
  Cash flows received on interests retained                        -

10.  Long-term Debt

Long-term debt outstanding as of December 31, 2000 and 1999 is as follows (in millions):

                                                                  December 31, 2000            December 31, 1999
                                                            ---------------------------------------------------------
          Senior Secured Credit Facilities:
             Revolving loan facility                               $              32.3    $                     24.3
             Term A dollar loan                                                  195.6                         240.0
             Term A euro loan (in U.S. dollar
                  equivalent)                                                    218.5                         290.7
             Term B loan                                                         553.7                         565.0
             Term C loan                                                         553.7                         565.0
          Senior Subordinated Notes                                              785.3                         800.9
          Other long-term debt                                                    11.4                          19.1
                                                            --------------------------------------------------------
             Subtotal                                                          2,350.5                       2,505.0
          Less current portion                                                    (7.5)                        (51.7)
                                                            --------------------------------------------------------
               Total                                                 $         2,343.0    $                  2,453.3
                                                            ========================================================

The Senior Secured Credit Facilities will allow the Company to borrow up to an aggregate of $1,921.5 million comprised as follows (in millions):

                                                                   December 31, 2000       December 31, 1999
                                                          ----------------------------------------------------
          Revolving loan facility                               $        400.0           $             400.0
          Term A dollar loan                                             195.6                         240.0
          Term A euro loan (in U.S. dollar equivalent)                   218.5                         290.7
          Term B loan                                                    553.7                         565.0
          Term C loan                                                    553.7                         565.0
                                                          ----------------------------------------------------
               Total                                            $      1,921.5           $           2,060.7
                                                          ====================================================

The revolving loan facility matures on June 30, 2005 with no scheduled commitment reductions. Both the term A dollar loan facility and the term A euro loan facility mature on June 30, 2005 and are payable in semi-annual installments commencing December 31, 2000 with the amortization increasing over time. The term B loan facility matures on June 30, 2007 and the term C loan facility matures on June 30, 2008. Both the term B and term C loan facilities require payments in annual installments of $5.65 million each, commencing June 30, 2000, with the remaining unpaid balance due on final maturity. Maturities due through December 31, 2001 have been prepaid with proceeds from the sale of accounts receivable (see note 9).

Interest rates for the Senior Secured Credit Facilities are based upon, at the Company's option, either a eurocurrency rate or a base rate plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.25% to 3.5% per annum depending on the loan facility and whether specified conditions have been satisfied and, in the case of base rate loans, from zero to 2.25% per annum. As of December 31, 2000 and 1999 the average interest rates on the Senior Secured Credit Facilities were 9.2% and 8.7%, respectively.

The obligations under the Senior Secured Credit Facilities are supported by guarantees of certain other subsidiaries (Tioxide Group, Tioxide America, Inc., Huntsman Propylene Oxide Holdings LLC, Huntsman Texas Holdings LLC, Huntsman Propylene Oxide Ltd., Eurofuels LLC, Eurostar Industries LLC, Huntsman International Fuels, L.P., and Huntsman International Financial LLC) (collectively the "Guarantors") and Holdings as well as pledges of 65% of the voting stock of certain non-U.S. subsidiaries. The Senior Secured Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions and maintenance of certain financial ratios. The Senior Secured Credit Facilities limit the payment of dividends generally to the amount required by the members to pay income taxes.

The Company issued $600 million and "EU"200 million 10.125% Senior Subordinated Notes (the "Notes"). Interest on the Notes is payable semi-annually and the Notes mature on July 1, 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Notes may be redeemed, in whole or in part, at any time by the Company on or after July 1, 2004, at percentages ranging from 105% to 100% at July 1, 2007 of their face amount, plus accrued and unpaid interest. The Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The Notes also contain a change in control provision requiring the Company to offer to repurchase the Notes upon a change in control.

Management believes that the Company is in compliance with the covenants of both the Senior Secured Credit Facilities and the Senior Subordinated Notes.

The scheduled maturities of long-term debt are as follows (in millions):

                                                             December 31, 2000
                                                            -------------------
          2001                                              $               7.5
          2002                                                            115.0
          2003                                                            129.2
          2004                                                            138.6
          2005                                                             77.5
          Later Years                                                   1,882.7
                                                            -------------------
                                                            $           2,350.5
                                                            ===================

The Company enters into various types of interest rate contracts to manage interest rate risks on long-term debt. The Company has the following outstanding at December 31, 2000:

   . Pay Fixed Swaps Long Term Duration - $371 million notional amount, weighted average pay rate of 5.90%, based upon underlying indices at year end, maturing 2002 through 2004. Increases in underlying indices could cause the weighted average pay rate to increase to a maximum of 6.37%.

   . Interest Rate Collars - $275 million notional amount, weighted average cap rate of 7%, weighted average floor rate of 5.35%, based upon underlying indices at year end, maturing 2002 through 2004. Decreases in underlying indices could cause the weighted average floor rate to increase to a maximum of 6.12%.

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

The Company purchases interest rate cap and sells interest rate floor agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. The cap agreements entitle the Company to receive from counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed 6.6% to 7.5%. The floor agreement requires the Company to pay to the counterparty (a major bank) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than 5% to 6.25%.

HSCC Predecessor Company Debt

The weighted average interest rate on the HSCC predecessor company debt was 8.3% at December 31, 1998. This debt was not transferred to Holdings.

11.    Income Taxes

The provision for income taxes consists of the following (in millions):

                                                                        HSCC Predecessor Company
                                                             --------------------------------------------
                      Year Ended         Six Months Ended        Six Months Ended    Year Ended December
                     December 31,          December 31,           June 30, 1999            31, 1998
                        2000                  1999
                 ----------------------------------------------------------------------------------------
U.S.:
    Current       $          0.3           $       0.4             $         -          $            -
    Deferred                   -                     -                    13.1                     5.8
Foreign:
     Current                23.5                   6.8                       -                       -
     Deferred                6.3                  11.0                       -                       -
                 ----------------------------------------------------------------------------------------
Total             $         30.1           $      18.2             $      13.1          $          5.8
                 ========================================================================================

The following schedule reconciles the differences between the United States federal income taxes at the United State statutory rate to the Company's provision for income taxes (in millions):

                                                                                   HSCC Predecessor
                                                                                       Company
                                                                       --------------------------------------
                                                      Six Months                                  Year
                                   Year Ended           Ended              Six Months            Ended
                                  December 31,        December 31,        Ended  June 30,      December 31,
                                    2000                 1999                 1999                1998
                            ---------------------------------------------------------------------------------
Income taxes at U.S.
 federal statutory rate       $       64.3         $      34.9             $      12.1          $     5.3
Income not subject
 to U.S. federal income              (14.7)              (19.9)                      -                  -
State income taxes                     0.3                 0.4                     0.2                0.1
Foreign country incentive
 tax benefits                        (13.3)               (7.2)                      -                  -
Foreign country currency
 exchange gain (loss)                 (4.4)                6.1                       -                  -
Foreign income tax rate in
 excess of federal
 statutory rate                        0.4                 0.6                       -                  -
Other                                 (2.5)                3.3                     0.8                0.4
                            ---------------------------------------------------------------------------------
Total provision  income
          taxes                       30.1         $      18.2             $      13.1          $     5.8
                            =================================================================================
Effective income tax rate              16%                 18%                     38%                38%

The components of deferred tax assets and liabilities are as follows (in millions):

                                                            December 31, 2000                  December 31, 1999
                                                  ---------------------------------------------------------------------
                                                        Current          Long-term        Current         Long-Term
                                                  ---------------------------------------------------------------------
Deferred income tax assets:
   Net operating loss carryforwards                   $                $        81.6   $                 $         63.7
   Tax basis of plant and equipment in excess of
    book basis                                                                  36.9                               36.5
   Employee benefits                                                             1.0                                8.3
   Other accruals and reserves                                  17.0                            27.6                  -
   Valuation allowance                                          (6.7)          (40.7)          (11.9)             (39.0)
                                                  ---------------------------------------------------------------------
Total                                                           10.3            78.8            15.7               69.5

Deferred income tax liabilities:
    Book basis of plant and equipment in excess
     of tax basis                                                             (354.9)                            (379.7)
    Employee benefits                                                          (56.0)                             (55.2)
     Other accruals and reserves                                (9.4)                           (2.8)
                                                  ---------------------------------------------------------------------
Total                                                           (9.4)         (410.9)           (2.8)            (434.9)
                                                  ---------------------------------------------------------------------
Net deferred tax asset (liability)                    $          0.9  $       (332.1)    $      12.9     $       (365.4)
                                                  =====================================================================

The Company has net operating loss carryforwards of $207 million in various foreign jurisdictions. Most of the NOLs have no expiration date. The remaining NOLs begin to expire in 2006. If the valuation allowance is reversed, substantially all of the benefit will be allocated to reduce goodwill or other noncurrent intangibles.

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

The Company is treated as a partnership for U.S. federal income tax purposes and as such is generally not subject to U.S. income tax, but rather such income is taxed directly to the Company's owners. The net difference of the book basis of the U.S. assets and liabilities over the tax basis of those assets and liabilities is approximately $717 million.

12.  Employee Benefit Plans

Defined Benefit and Other Postretirement Benefit Plans

The Company sponsors various contributory and non-contributory defined benefit pension plans covering employees in the US, the UK, Netherlands, Belgium, Canada and a number of other countries. The Company funds the material plans through trust arrangements (or local equivalents) where the assets of the fund are held separately from the employer. The level of funding is in line with local practice and in accordance with the local tax and supervisory requirements. The plan assets consist primarily of equity and fixed income securities of both US and non-US issuers.

The Company also sponsors unfunded post-retirement benefit plans other than pensions which provide medical and life insurance benefits covering certain employees in the US and Canada. In 2000, the healthcare trend rate used to measure the expected increase in the cost of benefits was assumed to be 9.0% per annum decreasing to 5.5% per annum after 5 years.

The HSCC Predecessor sponsored no employee benefit plans.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 2000 (in millions):

                                                                       Defined Benefit          Other Postretirement
                                                                            Plans                   Benefit Plans
                                                                   ---------------------    --------------------------
Change in benefit obligation
     Benefit obligation as of January 1, 2000                            $         832.2           $               8.8
          Service cost                                                              24.4                           0.3
          Interest cost                                                             45.9                           0.6
          Plan losses                                                               51.0                           1.4
          Foreign exchange impact                                                  (62.0)                         (0.1)
          Benefits paid                                                            (31.2)                         (0.3)
          Other                                                                     (3.0)                         (0.7)
                                                                   ---------------------    --------------------------
     Benefit obligation as of December 31, 2000                          $         857.3           $              10.0
                                                                   =====================    ==========================
Change in plan assets
     Market value of plan assets as of January 1, 2000                   $       1,095.1           $                 -
          Actual return on plan assets                                              (2.8)                            -
          Company contributions                                                     19.4                             -
          Foreign exchange impact                                                  (82.8)                            -
          Benefits paid                                                            (30.7)                            -
          Other                                                                      3.2                             -
                                                                   ---------------------    --------------------------
     Market value of plan assets as of December 31, 2000                 $       1,001.4           $                 -
                                                                   =====================    ==========================
Change in funded status
     Prepaid (accrued) pension expense as of January 1, 2000             $         147.0           $              (9.7)
          Net periodic pension (cost)/benefit                                        6.6                          (0.9)
          Employer contributions                                                    19.4                             -
          Foreign exchange impact                                                  (13.4)                          0.1
          Benefits paid                                                              0.5                           0.4
          Other items                                                               12.1                             -
                                                                   ---------------------    --------------------------
     Prepaid (accrued) pension expense as of December 31, 2000           $         172.2           $             (10.1)
                                                                   =====================    ==========================
Components of net periodic benefit cost
     Service cost                                                        $          26.2           $               0.3
     Employee contributions                                                         (1.8)                            -
     Interest cost                                                                  45.9                           0.6
     Return on plan assets                                                         (74.6)                            -
     Unrecognized gains                                                             (2.3)                            -
                                                                   ---------------------    --------------------------
     Net periodic pension cost/(benefit)                                 $          (6.6)          $               0.9
                                                                   =====================    ==========================

The following assumptions were used in the above calculations :

                                                                             Other
                                                       Defined Benefit    Postretirement
                                                            Plans          Benefit Plans
                                                       ---------------    --------------

Weighted-average assumptions as of December 31, 2000
   Discount rate                                             6.15%            7.30%
   Expected return on plan assets                            7.34%              NA
   Rate of compensation increase                             3.78%            4.25%

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 1999 (in millions):

                                                                       Defined Benefit          Other Postretirement
                                                                            Plans                   Benefit Plans
                                                                       ---------------          --------------------
Change in benefit obligation
     Benefit obligation as of July 1, 1999                               $          813.7          $               9.3
          Service cost                                                               13.7                          0.3
          Interest cost                                                              23.9                          0.3
          Employee contributions                                                      0.9                            -
          Plan gains                                                                 (7.8)                        (0.9)
          Foreign exchange impact                                                     2.9                            -
          Benefits paid                                                             (15.1)                        (0.2)
                                                                   ----------------------   --------------------------
     Benefit obligation as of December 31, 1999                          $          832.2          $               8.8
                                                                   ======================   ==========================
Change in plan assets
     Market value of plan assets as of July 1, 1999                      $          956.0          $                 -
          Actual return on plan assets                                              142.1                            -
          Company contributions                                                      10.5                          0.2
          Employee contributions                                                      1.0                            -
          Foreign exchange impact                                                     0.6                            -
          Benefits paid                                                             (15.1)                        (0.2)
                                                                   ----------------------   --------------------------
     Market value of plan assets as of December 31, 1999                 $        1,095.1          $                 -
                                                                   ======================   ==========================
Change in funded status
     Prepaid (accrued) pension expense as of July 1, 1999                $          142.2          $              (9.3)
          Net periodic pension cost                                                  (4.4)                        (0.6)
          Employer contributions                                                      9.6                            -
          Foreign exchange impact                                                    (1.4)                           -
          Benefits paid                                                               1.0                          0.2
                                                                   ----------------------   --------------------------
     Prepaid (accrued) pension expense as of December 31, 1999           $          147.0          $              (9.7)
                                                                   ======================   ==========================
Components of net periodic benefit cost
     Service cost                                                        $           14.7          $               0.3
     Employee contributions                                                          (1.0)                           -
     Interest cost                                                                   23.9                          0.3
     Return on plan assets                                                          (33.2)                           -
                                                                   ----------------------   --------------------------
     Net periodic pension cost                                           $            4.4          $               0.6
                                                                   ======================   ==========================

The following assumptions were used in the above calculations:

                                                                                             Other
                                                                   Defined Benefit       Postretirement
                                                                        Plans             Benefit Plans
                                                                   ---------------       --------------

Weighted-average assumptions as of December 31, 1999
   Discount rate                                                       6.17%                7.52%
   Expected return on plan assets                                      7.35%                  NA
   Rate of compensation increase                                       3.90%                5.50%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $34.3 million, $22.1 million and $6.9 million respectively, as of December 31, 2000.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with plan assets in excess of accumulated benefit obligations were $823.0 million, $753.9 million and $994.5 million respectively, as of December 31, 2000.

Defined Contribution Plans

The Company has defined contribution plans covering its domestic employees and employees in some foreign subsidiaries who have completed at least two years of service.

The Company's total combined expense for the above defined contribution plans for the year ended December 31, 2000 and six months ended December 31, 1999 was approximately $2.9 million and $0.5 million, respectively. There were no plans prior to July 1, 1999.

Equity Deferral Plan

Effective July 1, 1999, the Board of Directors of Huntsman Corporation, the ultimate parent of HSCC, approved the adoption of the Huntsman Equity Deferral Plan (the "Deferral Plan") and the Huntsman Equity Rights Plan (the "Rights Plan"), (collectively, the "Equity Plans"). Under the terms of the Equity Plans, selected Huntsman officers and key employees, including certain of the Company's management may (1) have a portion of their compensation deferred and contribute the deferred compensation to the Deferral Plan and (2) be given the right to receive a benefit equal to the difference between the value of Huntsman Corporation stock at the grant date and the value of the stock at the exercise date multiplied by the specific number of shares granted.

For each $1 contributed to the Deferral Plan, Huntsman Corporation credits an additional $.50 to the account of the contributing plan participant. A plan participant may defer up to 50% of the participant's salary and up to 100% of the participant's bonus up to a maximum of $250,000 (which maximum may be amended to certain employees by the Huntsman Corporation Board of Directors). The amounts contributed to the Deferral Plan are considered invested in phantom shares of Huntsman Corporation stock. Benefits under the Equity Plans (including the matching contribution) vest after five years from the date of the grant and are exercisable after eight years.

The Company's expense for the Equity Plans for the year ended December 31, 2000 and the six months ended December 31, 1999 was not material.

13.  Commitments and Contingencies

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

14.  Environmental Matters

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

15.  Related-party Transactions

The Company shares numerous services and resources with Huntsman Corporation ("Huntsman"), ICI, and subsidiaries of both companies. In accordance with various agreements Huntsman and ICI provide management, operating, maintenance, steam, electricity, water and other services to the Company. The Company also relies on Huntsman, ICI and their subsidiaries to supply certain raw materials and to purchase a significant portion of the facility's product. Rubicon, Inc., and Louisiana Pigment Company are non-consolidated 50 percent owned subsidiaries of the Company. The amounts which the Company purchased from or sold to related party's are as follows (in millions):

                                                                         HSCC  Predecessor Company
                                                            -------------------------------------------------
                          Year Ended           Six Months              Six Months         Year Ended
                         December 31,            Ended                   Ended           December 31,
                             2000              December 31,         June 30, 1999         1998
                                                  1999
                    -----------------------------------------------------------------------------------------
                    Purchases      Sales     Purchases   Sales     Purchases    Sales To   Purchases    Sales
                      From          To         From       To         From                     From        To
                    -----------------------------------------------------------------------------------------
Huntsman and Subs.     $ 194.9      $  80.3     $ 42.6  $ 55.6         $32.1     $29.0       $103.3    $33.0

ICI and Subs.            393.6        370.2      297.8   213.1             -         -            -        -

Unconsolidated
 affiliates              580.7         14.0      216.1     0.8             -         -            -        -

Included in purchases from Huntsman and Subsidiaries for the twelve month period ended December 31, 2000, are $64 million of allocated management costs which are reported in selling, general and administrative expenses. The amounts which the Company is owed or owes to related party's are as follows (in millions):


                                December 31, 2000         December 31, 1999
                             -------------------------    ------------------------
                             Receivables   Payables to    Receivables  Payables
                             --------------------------   ------------------------
Huntsman and Subs.             $    15.9    $      44.8          $1.2         10.3
ICI and Subs.                      111.3            7.6         333.9        243.5
Unconsolidated affiliates           25.2          109.4          93.0          8.6

HSCC Predecessor Company

HSCC had no employees and relied entirely on third parties to provide all goods and services necessary to operate the Company's business. Certain of such goods and services were provided by an affiliate of Huntsman.

Service Agreements - In accordance with various service agreements, the terms of which range from 10 to 29 years, an affiliate of Huntsman provided management, operating, maintenance and other services to the Company. In connection with those service agreements, HSCC paid $61 million of fees and expense reimbursements during the year ended December 31, 1998. Management fees charged are recorded as selling, general and administrative expenses in the statements of operations. Operating, maintenance and other service fees and expenses charged were recorded as $6 million in the year ended December 31, 1998 for steam purchased by HSCC on an affiliate's behalf.

Supply Agreements - Additionally, HSCC relies on an affiliate to supply certain raw materials and to purchase a significant portion of the facility's output pursuant to various agreements. HSCC sold $33 million of product to an affiliate, and purchased $38 million of raw materials from an affiliate during the year ended December 31, 1998.

Other Related Party Sales - During 1998, HSCC purchased $5 million of raw materials from another affiliate of Huntsman.

16.  Lease Commitments and Rental Expense

The Company leases a number of assets which are accounted for as operating leases. The lease obligation reflected in the Company's statement of operations as rental expense, totaled $23.7 million, $17.7 million, $3.6 million, $5.8 million, for the year ended December 31, 2000, the six months ended December 31, 1999 and June 30, 1999, and the year ended December 31, 1998, respectively. The minimum future rental payments due under existing agreements are by year (in millions):

                       Year             Amount
                       ----             ------

                       2001            $     14.3
                       2002                  10.6
                       2003                   8.7
                       2004                   7.4
                       2005                   5.3
                    Later years              50.3

17.  Industry Segment and Geographic Area information

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

The major products of each business group are as follows:

                 Segment                         Products
          ----------------------------------------------------------------------------------
          Specialty Chemicals      MDI, TDI, TPU, polyols, aniline, PO, TBA and MTBE
          Petrochemicals           Ethylene, propylene, benzene, cyclohexane and paraxylene
          Tioxide                  TiO2

Sales between segments are generally recognized at external market prices. For the year ended December 31, 2000, sales to ICI and its affiliates accounted for approximately 8% of consolidated revenues.

                                 (In millions)

                                                                                 HSCC Predecessor Company
                                                                            -----------------------------------
                                      Year
                                     Ended
                                    December                                                       Year Ended
                                      31,         Six Months Ended         Six Months Ended        December 31,
                                     2000         December 31, 1999          June 30, 1999           1998
                                 ------------------------------------------------------------------------------
By Segment

Net Sales:
    Specialty Chemicals          $  2,108.5       $      964.7              $         192.0          $338.7
    Petrochemicals                  1,485.5              574.2                            -               -
    Tioxide                           955.8              500.9                            -               -
    Sales between segments,
     Petrochemical sales to
     speciality chemicals            (101.9)             (42.5)                           -               -
                                 ------------------------------------------------------------------------------
              Total              $  4,447.9       $    1,997.3              $         192.0          $338.7
                                 ==============================================================================
Operating Income:
    Specialty Chemicals               210.2              134.6                         52.6            54.3
    Petrochemicals                     35.2                6.5                            -               -
    Tioxide                           165.7               56.2                            -               -
                                 ------------------------------------------------------------------------------
               Total             $    411.1       $      197.3              $          52.6          $ 54.3
                                 ==============================================================================
EBITDA (1):
    Specialty Chemicals               332.6              194.5                         68.2            85.6
    Petrochemicals                     82.1               30.6                            -               -
    Tioxide                           207.5               83.9                            -               -
                                 ------------------------------------------------------------------------------
               Total             $    622.2       $      309.0              $          68.2          $ 85.6
                                 ==============================================================================
Depreciation & Amortization:
 Amortization:
    Specialty Chemicals               123.5               56.1                         15.5            30.5
    Petrochemicals                     46.2               23.3                            -               -
    Tioxide                            46.5               25.8                            -               -
                                 ------------------------------------------------------------------------------
               Total             $    216.2       $      105.2              $          15.5          $ 30.5
                                 ==============================================================================
Capital Expenditures:
    Specialty Chemicals                83.5               76.2                          4.0            10.4
    Petrochemicals                     33.4               16.7                            -               -
    Tioxide                            87.6               38.9                            -               -
                                 ------------------------------------------------------------------------------
               Total             $    204.5       $      131.8              $           4.0          $ 10.4
                                 ==============================================================================
Total Assets:
    Specialty Chemicals             2,756.3            2,520.5                        577.9           577.6

    Petrochemicals                          794.2              1,048.2                  -              -
    Tioxide                               1,264.9              1,249.7                  -              -
                                 -----------------------------------------------------------------------
               Total               $      4,815.4       $      4,818.4      $       577.9         $577.6
                                 =======================================================================

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.

                                                                              HSCC Predecessor Company
                                                                      --------------------------------------
                                                             Six Months      Six Months
                                      Year Ended               Ended            Ended        Year Ended
                                     December 31,            December 31,      June 30,      December 31,
                                        2000                    1999            1999            1998
                                ----------------------------------------------------------------------------
By Geographic Area

Net Sales:
    United States                 $          1,537.7          $  709.8             $192.0             $338.7
    United Kingdom                           1,809.7             756.2                  -                  -
    Netherlands                                802.4             379.7                  -                  -
    Other nations                            1,116.4             528.0                  -                  -
    Adjustments and eliminations              (818.3)           (376.4)                 -                  -
                                ----------------------------------------------------------------------------
                   Total          $          4,447.9          $1,997.3             $192.0             $338.7
                                ============================================================================

Long-lived Assets:
    United States                 $          1,278.1          $1,116.6             $482.5             $494.4
    United Kingdom                             946.0           1,002.5                  -                  -
    Netherlands                                345.4             365.9                  -                  -
    Other nations                              534.6             508.7                  -                  -
    Corporate                                   81.4              92.6                  -                  -
                                ----------------------------------------------------------------------------
                  Total           $          3,185.5          $3,086.3             $482.5             $494.4
                                ============================================================================

18.  Selected Quarterly Financial Data (Unaudited - in millions)

                          Three                              Three
                         Months             Three            Months        Three Months
                          Ended             Months            Ended           Ended
                         March 31,          Ended          September 30,    December 31,        Year Ended
                           2000         June 30, 2000         2000            2000           December 31, 2000
                   ---------------------------------------------------------------------------------------------
Revenues               $    1,054.9     $     1,154.7    $     1,136.9      $     1,101.4      $      4,447.9
Gross profit                  181.3             205.8            195.4              160.0               742.5
Operating income               95.4             129.8            107.2               78.7               411.1
Net income                     36.3              64.0             41.0                9.4               150.7

                                 HSCC Predecessor Company
                   ---------------------------------------------------
                        Three                                                  Three             Three
                       Months            Three                                 Months            Months         Six Months
                        Ended            Months             Six Months          Ended             Ended           Ended
                      March 31,           Ended               Ended           September        December 31,     December 31,
                        1999          June 30, 1999        June 30, 1999      30, 1999             1999            1999
                    --------------------------------------------------------------------------------------------------------------
 Revenues               $    83.4     $      108.6         $       192.0      $  958.9         $   1,038.4      $      1,997.3
 Gross Profit                21.6             36.2                  57.9         198.2               197.1               395.3
 Operating income            18.9             33.7                  52.6         113.9                83.4               197.3
 Net income                   5.9             15.5                  21.4          53.3                27.3                80.6

19.  Subsequent Events

On February 23, 2001, Huntsman, affiliates of which indirectly own 60% of Holdings' common equity interests, announced that it had entered into a letter of intent with Bain Capital, Inc. relating to a proposed investment by Bain in Huntsman. The letter of intent contemplates that Huntsman and Bain will negotiate definitive agreements pursuant to which Bain will invest over $600 million in Huntsman in exchange for a minority equity interest in Huntsman. If the parties complete their proposed transaction, then Huntsman intends to use a substantial portion of the proceeds received from Bain to finance the purchase of the membership interests of Holdings that are held by ICI and affiliates of Goldman Sachs, as described in Note 1.

On February 27, 2001, the Company entered into a definitive purchase agreement with an affiliate of Rhodia S.A. for the acquisition of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia, for approximately $200 million.

On March 13, 2001, the Company completed an offering of "EU"200 million notes (the "Euro Notes") resulting in net proceeds of approximately "EU"204 million, including "EU"4 million of interest accrued from January 1, 2001 paid by the purchasers. The Euro Notes are due July 1, 2009 and bear interest at a stated rate of 10.125% with semi-annual interest payments due January 1 and July 1. The Euro Notes are subordinate to the Senior Secured Credit Facilities.

20.  Consolidating Condensed Financial Statements

The following are consolidating condensed financial statements which present, in separate columns: Huntsman International carrying its investment in subsidiaries under the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying its investment in the Non-Guarantors under the equity method; and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2000 and December 31, 1999 and for the year ended December 31, 2000 and the six months ended December 31, 1999. There are no restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman
International.   The Combined Guarantors are wholly owned subsidiaries of
Huntsman International and have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the Combined Guarantors because management has determined that such information is not material to investors.

                          Huntsman International LLC
                         Consolidating Balance Sheets
                               December 31, 2000
                             (Millions of Dollars)


                                            Parent Only                                                 Consolidated
                                              Huntsman                       Non-                         Huntsman
                                           International     Guarantors   Guarantors     Eliminations   International
                                           -------------     ----------   ----------     ------------   -------------
ASSETS

Current assets:
   Cash and cash equivalents                  $      5.7       $      -     $   60.4     $    $66.1        $    66.1
   Accounts and notes receivables, net              71.8           66.2        509.1          (93.2)           553.9
   Inventories                                      61.9           63.3        371.2              -            496.4
   Prepaid expenses                                  7.2            0.7          7.3              -             15.2
   Deferred income taxes                               -              -          0.9              -              0.9
   Other current assets                             30.6           88.0         80.1         (129.1)            69.6
                                              ----------------------------------------------------------------------
        Total current assets                       177.2          218.2      1,029.0         (222.3)         1,202.1

Property, plant and equipment, net                 592.3          358.2      1,753.4              -          2,703.9
Investment in unconsolidated                     2,631.2          842.1          1.2       (3,317.8)           156.7
affiliates
Intangible assets, net                             387.8           10.3         36.6              -            434.7
Other noncurrent assets                             28.0        1,243.8        276.4       (1,230.2)           318.0
                                              ----------------------------------------------------------------------
        Total assets                          $  3,816.5       $2,672.6     $3,096.6     $ (4,770.3)       $ 4,815.4
                                              ======================================================================


LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable                           $    104.1       $   95.3        207.1     $     93.2        $   313.3
   Accrued liabilities                              85.3           19.2        446.8          (34.3)           517.0
   Current portion of long-term debt                 0.2              -          7.3              -              7.5
   Other current liabilities                        73.4           30.0         23.8          (94.8)            32.4
                                              ----------------------------------------------------------------------
       Total current liabilities                   263.0          144.5        685.0         (222.3)           870.2

Long-term debt                                   2,368.1              -      1,205.1       (1,230.2)         2,343.0
Deferred income taxes                                  -              -        332.1              -            332.1
Other noncurrent liabilities                        56.7            4.0         71.1              -            131.8
                                              ----------------------------------------------------------------------
       Total liabilities                         2,687.8          148.5      2,293.3       (1,452.5)         3,677.1
                                              ----------------------------------------------------------------------

Minority interests                                     -              -          9.6              -              9.6
                                              ----------------------------------------------------------------------

Equity:
   Members' equity, 1,000 units                  1,026.1              -            -              -          1,026.1
   Subsidiary equity                                   -        2,331.4        726.6       (3,058.0)               -
   Retained earnings (deficit)                     223.3          361.7        123.9         (485.6)           223.3
   Accumulated other comprehensive
    loss                                          (120.7)        (169.0)       (56.8)         225.8           (120.7)

                                              ----------------------------------------------------------------------
        Total equity                             1,128.7        2,524.1        793.7       (3,317.8)         1,128.7
                                              ----------------------------------------------------------------------

Total liabilities and equity                  $  3,816.5       $2,672.6     $3,096.6     $ (4,770.3)       $ 4,815.4
                                              ======================================================================

                          Huntsman International LLC
                         Consolidating Balance Sheets
                               December 31, 1999
                             (Millions of Dollars)


                                           Parent Only                                                       Consolidated
                                            Huntsman                            Non-                           Huntsman
                                          International      Guarantors      Guarantors   Eliminations       International
                                          --------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                    $      9.0     $    0.2        $  129.7     $        -          $   138.9
   Accounts and notes receivables, net               189.9         33.0           406.5              -              629.4
   Inventories                                        47.6         16.5           317.2              -              381.3
   Prepaid expenses                                    8.3          0.1             9.8              -               18.2
   Deferred income taxes                                 -            -            12.9              -               12.9
   Other current assets                                4.7          5.0            38.5              -               48.2
                                      -----------------------------------------------------------------------------------
        Total current assets                         259.5         54.8           914.6              -            1,228.9

Property, plant and equipment, net                   853.6          0.3         1,827.3              -            2,681.2
Investment in unconsolidated
 affiliates                                        2,214.2        720.0             0.9       (2,771.2)             163.9
Intangible assets, net                               370.2         (1.3)           26.9              -              395.8
Other noncurrent assets                              132.2      1,471.9           236.1       (1,491.6)             348.6
                                      -----------------------------------------------------------------------------------
        Total assets                            $  3,829.7     $2,245.7        $3,005.8     $ (4,262.8)         $ 4,818.4
                                      ===================================================================================


LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable                             $     86.0     $   11.6        $  241.1     $        -          $   338.7
   Accrued liabilities                               103.5          7.2           227.0              -              337.7
   Current portion of long-term debt                  36.3            -            15.4              -               51.7
   Other current liabilities                             -         12.5            31.6              -               44.1
                                      -----------------------------------------------------------------------------------
       Total current liabilities                     225.8         31.3           515.1              -              772.2

Long-term debt                                     2,451.4            -         1,493.5       (1,491,6)           2,453.3
Deferred income taxes                                    -            -           365.4              -              365.4
Other noncurrent liabilities                          48.5          4.4            62.6              -              115.5
                                      -----------------------------------------------------------------------------------
       Total liabilities                           2,725.7         35.7         2,436.6       (1,491.6)           3,706.4
                                      -----------------------------------------------------------------------------------


Minority interests                                       -            -             8.0              -                8.0
                                      -----------------------------------------------------------------------------------


Equity:
   Members' equity, 1,000 units                    1,026.1            -               -              -            1,026.1
   Subsidiary equity                                     -      2,126.8           553.6       (2,680.4)                 -
   Retained earnings                                  80.6         98.7            21.9         (120.6)              80.6
   Accumulated other comprehensive
    loss                                              (2.7        (15.5)          (14.3)          29.8               (2.7)

                                      -----------------------------------------------------------------------------------
        Total equity                               1,104.0      2,210.0           561.2       (2,771.2)          1,104.0
                                      -----------------------------------------------------------------------------------


Total liabilities and equity                    $  3,829.7     $2,245.7        $3,005.8     $ (4,262.8)         $ 4,818.4
                                      ===================================================================================

                          Huntsman International LLC
        Consolidating Statements of Operations and Comprehensive Income
                         Year Ended December 31, 2000
                             (Millions of Dollars)

                                           Parent Only                                                   Consolidated
                                            Huntsman                       Non-                            Huntsman
                                         International    Guarantors    Guarantors    Eliminations       International
                                         -------------    ----------    ----------    ------------       -------------
Revenues:
  Trade sales and services               $       975.9    $    287.3    $  2,677.6    $          -       $     3,940.8
  Related party sales                            173.8          57.8         494.4          (261.5)              464.5
  Tolling fees                                    31.0          11.6             -               -                42.6
                                         -----------------------------------------------------------------------------
       Total revenue                           1,180.7         356.7       3,172.0          (261.5)            4,447.9
Cost of goods sold                               915.5         313.6       2,737.8          (261.5)            3,705.4
                                         -----------------------------------------------------------------------------
Gross profit                                     265.2          43.1         434.2               -               742.5

Expenses:
  Selling, general and administrative            101.4          10.0         160.7               -               272.1
  Research and development                        43.0           1.2          15.1               -                59.3
                                         -----------------------------------------------------------------------------
       Total expenses                            144.4          11.2         175.8               -               331.4
                                         -----------------------------------------------------------------------------
Operating income                                 120.8          31.9         258.4               -               411.1

Interest expense                                 233.7           0.5         123.8          (130.7)              227.3
Interest Income                                    2.3         127.9           5.4          (130.7)                4.9
Loss on sale of accounts receivable                0.5           0.5           0.9               -                 1.9
Equity in earnings (losses) of
  unconsolidated affiliates                      260.9         104.3          (0.1)         (365.0)                0.1
Other income (expense)                             0.2             -          (3.5)              -                (3.3
                                         -----------------------------------------------------------------------------
Income before income taxes                       150.0         263.1         135.5          (365.0)              183.6
Income tax expense (benefit)                      (0.7)          0.1          30.7               -                30.1
Minority interests in subsidiaries                   -             -           2.8               -                 2.8
Net income                                       150.7         263.0         102.0          (365.0)              150.7
Other comprehensive loss - foreign
  currency translation adjustments              (118.0)       (153.5)        (42.5)          196.0              (118.0
                                         -----------------------------------------------------------------------------
Comprehensive income                     $        32.7    $    109.5    $     59.5    $     (169.0)      $        32.7
                                         =============================================================================

                          Huntsman International LLC
        Consolidating Statements of Operations and Comprehensive Income
                      Six Months Ended December 31, 1999
                             (Millions of Dollars)

                                           Parent Only                                                   Consolidated
                                            Huntsman                       Non-                            Huntsman
                                         International    Guarantors    Guarantors    Eliminations       International
                                         -------------    ----------    ----------    ------------       -------------
Revenues:
  Trade sales and services               $       491.5    $    103.2    $  1,109.8    $          -       $     1,704.5
  Related party sales                             77.9          13.9         284.4          (106.7)              269.5
  Tolling fees                                    23.3             -             -               -                23.3
                                         -----------------------------------------------------------------------------
       Total revenue                             592.7         117.1       1,394.2          (106.7)            1,997.3
Cost of goods sold                               440.9          98.8       1,169.0          (106.7)            1,602.0
                                         -----------------------------------------------------------------------------
Gross profit                                     151.8          18.3         225.2               -               395.3

Expenses:
  Selling, general and administrative             40.8           5.2         108.3               -               154.3
  Research and development                        25.3             -          18.4               -                43.7
                                         -----------------------------------------------------------------------------
       Total expenses                             66.1           5.2         126.7                               198.0
                                         -----------------------------------------------------------------------------
Operating income                                  85.7          13.1          98.5               -               197.3

Interest expense                                 107.5           3.3          63.0           (67.6)              106.2
Interest income                                    0.6          66.7           2.5           (67.6)                2.2
Equity in earnings of unconsolidated
  affiliates                                      98.7          21.9             -          (120.6)
Other income                                       3.1           0.3           3.1               -                 6.5
                                         -----------------------------------------------------------------------------
Income before income taxes                        80.6          98.7          41.1          (120.6)               99.8
Income tax expense                                   -             -          18.2               -                18.2
Minority interests in subsidiaries                   -             -           1.0               -                 1.0
                                         -----------------------------------------------------------------------------
Net income                                        80.6          98.7          21.9          (120.6)               80.6
Other comprehensive loss - foreign
  currency translation adjustments                (2.7)        (15.5)        (14.3)           29.8                (2.7
                                         -----------------------------------------------------------------------------
Comprehensive income                     $        77.9    $     83.2    $      7.6    $      (90.8)      $        77.9
                                         =============================================================================

                          Huntsman International LLC
                Consolidating Condensed Statements of Cash Flow
                         Year Ended December 31, 2000
                             (Millions of Dollars)

                                              Parent Only                                            Consolidated
                                               Huntsman                      Non-                      Huntsman
                                             International   Guarantors   Guarantors   Eliminations  International
                                             ----------------------------------------------------------------------

Net cash provided by operating activities    $        47.1   $    176.6   $    187.8   $          -  $        411.5
                                             ----------------------------------------------------------------------

Investing activities:
Acquisition of other businesses                     (135.6)                    (14.0)                        (149.6)
Cash received from unconsolidated
 affiliates                                              -          7.5                                         7.5
Advances to unconsolidated
 affiliates                                           (9.0)                                                    (9.0)

Capital expenditures                                 (45.2)        (2.2)      (157.1)                        (204.5)
                                             ----------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                               (189.8)         5.3       (171.1)                        (355.6)
                                             ----------------------------------------------------------------------

Financing Activities:
Borrowings under senior credit facilities              8.0            -            -                            8.0
Repayment of long-term debt                         (122.8)           -         (8.2)                        (131.0)
Cash contributions by parent                             -        291.9        367.0         (658.9)
Cash distributions from subsidiaries                 691.0            -            -         (691.0)              -
Cash distributions to parent                          (8.0)      (496.9)      (194.1)         691.0            (8.0)
Cash distributions to subsidiaries                  (591.8)       (67.1)           -          658.9               -
Intercompany advances - net of repayments            150.1        106.7       (256.8)             -               -
                                             ----------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                                126.5       (165.4)       (92.1)             -          (131.0)
                                             ----------------------------------------------------------------------
Effect of exchange rate changes on cash               12.9        (16.7)         6.1              -            (2.3)
                                             ----------------------------------------------------------------------
Increase in cash and cash equivalents                 (3.3)        (0.2)       (69.3)             -           (72.8)
Cash and cash equivalents at
 beginning of period                                   9.0          0.2        129.7              -           138.9
                                             ----------------------------------------------------------------------
Cash and cash equivalents at end of period   $         5.7   $        -   $     60.4   $          -  $         66.1
                                             ======================================================================

                          Huntsman International LLC
                Consolidating Condensed Statements of Cash Flow
                      Six Months Ended December 31, 1999
                             (Millions of Dollars)

                                             Parent Only                                             Consolidated
                                               Huntsman                      Non-                      Huntsman
                                             International   Guarantors   Guarantors   Eliminations  International
                                             ---------------------------------------------------------------------
Net cash provided by operating activities    $       103.7   $     35.1   $    116.7   $          -  $       255.5
                                             ---------------------------------------------------------------------

Investing activities:
Purchase of businesses from ICI, net of             (679.9)      (116.6)    (1,448.3)             -       (2,244.8)
    cash acquired
Purchase of business from BP Chemicals,                  -            -       (116.6)             -         (116.6)
    Limited
Cash received from unconsolidated affiliates             -          2.5            -              -            2.5
Investment in unconsolidated affiliates                  -            -         (1.7)             -           (1.7)
Advances to unconsolidated affiliates                (26.5)           -            -              -          (26.5)
Capital expenditures                                 (55.5)        (0.3)       (76.0)             -         (131.8)
                                             ---------------------------------------------------------------------
Net cash used in investing activities               (761.9)      (114.4)    (1,642.6)             -       (2,518.9)
                                             ---------------------------------------------------------------------

Financing Activities:
Borrowings under senior credit facilities          1,692.5            -            -              -        1,692.5
Issuance of senior subordinated notes                806.3            -            -              -          806.3
Proceeds from other long-term debt                       -            -          1.0              -            1.0
Debt issuance costs                                  (75.7)           -            -              -          (75.7)
Cash contributions by parent                         598.0      1,710.0        147.3       (1,857.3)         598.0
Cash distributions to Holdings                      (620.0)           -            -              -         (620.0)
Cash distributions to subsidiaries                (1,710.0)      (147.3)           -        1,857.3              -
Intercompany advances - net of repayments            (22.1)    (1,478.1)     1,500.2              -              -
                                             ---------------------------------------------------------------------
Net cash provided by financing activities            669.0         84.6      1,648.5              -        2,402.1
                                             ---------------------------------------------------------------------
Effect of exchange rate changes on cash               (1.8)        (5.1)         7.1              -            0.2
                                             ---------------------------------------------------------------------
Increase in cash and cash equivalents                  9.0          0.2        129.7              -          138.9
Cash and cash equivalents at beginning of
   period                                                -            -            -              -              -
                                             ---------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                    $         9.0   $      0.2   $    129.7   $          -  $       138.9
                                             =====================================================================

Non-Cash Financing and Investing
Activities:
  Non-cash capital contribution by parent    $     1,048.1   $    436.1   $    388.8   $     (824.9) $     1,048.1
  Non-cash contributions to subsidiaries            (436.1)      (388.8)           -          824.9              -

                  Huntsman International LLC and Subsidiaries
                Schedule II - Valuation and Qualifying Accounts
                               December 31, 2000

 Column A                                   Column B                     Column C                 Column D            Column E
-----------                        --------------------------   ------------------------     ----------------    -----------------
                                                                                                                   Balance at End
                                           Balance at                                                                    of
Description                            Beginning of Period              Additions                Deductions            Period
-----------                        --------------------------   ------------------------     ----------------    -----------------
                                                                Charged to    Charged to
                                                                 cost and       other
                                                                 expenses      accounts
                                                                ------------------------
Allowance for Doubtful Accounts

Six Months Ended December 31, 1999         $  -                    $0.3       $9.2 /(1)/         $   -                    $ 9.5

Year Ended December 31, 2000               $9.5                    $2.2       $  -               $(1.1)                   $10.6

(1) Represents specific reserves provided for receivables which were considered to be uncollectible at the time of acquisition from ICI.