Form 10-Q
period 2001-03-31
HUNTSMAN ICI CHEMICALS LLC
filed 2001-05-15
CIK 1089748

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-Q
                                   ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     At May 15, 2001, 1,000 member equity units of Huntsman International LLC were outstanding.

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
Part I -  Financial Information

          Item 1.  -  Financial Statements
                           Consolidated Condensed Balance Sheets.........................................       2
                           Consolidated Statements of Operations and Comprehensive Loss..................       3
                           Consolidated Statements of Equity.............................................       4
                           Consolidated Condensed Statements of Cash Flows...............................       5
                           Notes to Consolidated Condensed Financial Statements..........................       6

          Item 2.  -  Management's Discussion and Analysis of Financial Condition and Results of
                           Operations....................................................................      17

          Item 3.  -  Quantitative and Qualitative Disclosures about Market Risk.........................      22

Part II - Other Information

          Item 6.  -  Reports on Form 8-K................................................................      23

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)
                             (Millions of Dollars)

                                                                  March 31, 2001           December 31, 2000
                                                               ---------------------      -------------------
ASSETS

Current assets:
    Cash and cash equivalents                                        $          55.6           $         66.1
    Accounts and notes receivable (net of allowance
        for doubtful accounts of $10.5 and $10.6,
        respectively)                                                          561.2                    553.9
    Inventories                                                                497.6                    496.4
    Other current assets                                                       260.3                     85.7
                                                               ---------------------      -------------------
        Total current assets                                                 1,374.7                  1,202.1

Property, plant and equipment, net                                           2,648.6                  2,703.9
Other noncurrent assets                                                        862.2                    909.4
                                                               ---------------------      -------------------
Total assets                                                         $       4,885.5           $      4,815.4
                                                               =====================      ===================


LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                         $         709.4           $        830.3
    Current portion of long-term debt                                            7.6                      7.5
    Other current liabilities                                                   40.6                     32.4
                                                               ---------------------      -------------------
        Total current liabilities                                              757.6                    870.2

Long-term debt                                                               2,607.4                  2,343.0
Other noncurrent liabilities                                                   442.6                    463.9
                                                               ---------------------      -------------------
        Total liabilities                                                    3,807.6                  3,677.1
                                                               ---------------------      -------------------

Minority interests                                                               9.8                      9.6
                                                               ---------------------      -------------------

Equity:
     Member's equity, 1,000 units                                            1,026.1                  1,026.1
     Retained earnings                                                         231.8                    223.3
     Accumulated other comprehensive loss                                     (189.8)                  (120.7)
                                                               ---------------------      -------------------
       Total equity                                                          1,068.1                  1,128.7
                                                               ---------------------      -------------------
       Total liabilities and equity                                  $       4,885.5           $      4,815.4
                                                               =====================      ===================

     See accompanying notes to consolidated condensed financial statements

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Loss
                                  (Unaudited)
                             (Millions of Dollars)

                                                                      Three Months Ended March 31,
                                                       ----------------------------------------------------------
                                                                  2001                             2000
                                                       -------------------------      ---------------------------
Revenues:
  Trade sales and services                                         $     1,042.5                  $         931.7
  Related party sales                                                      105.5                            111.0
  Tolling fees                                                               3.6                             12.2
                                                       -------------------------      ---------------------------
     Total revenues                                                      1,151.6                          1,054.9
Cost of goods sold                                                         985.6                            873.6
                                                       -------------------------      ---------------------------
Gross profit                                                               166.0                            181.3

Expenses:
  Selling, general and administrative                                       80.8                             68.0
  Research and development                                                  16.4                             17.9
                                                       -------------------------      ---------------------------
     Total expenses                                                         97.2                             85.9
                                                       -------------------------      ---------------------------
Operating income                                                            68.8                             95.4

Interest expense, net                                                       59.6                             54.3
Loss on sale of accounts receivable                                          2.2                                -
Other (income) expense                                                      (6.4)                             0.4
                                                       -------------------------      ---------------------------
Income before income taxes                                                  13.4                             40.7
Income tax expense                                                           2.7                              3.9
Minority interests in subsidiaries                                           0.7                              0.5
                                                       -------------------------      ---------------------------

Income before accounting change                                             10.0                             36.3
Cumulative effect of accounting change                                      (1.5)                               -
                                                       -------------------------      ---------------------------
Net income                                                                   8.5                             36.3
Other comprehensive loss -
  Foreign currency translation
     adjustments                                                           (60.3)                           (44.9)
Cumulative effect of accounting
  change                                                                    (1.1)                               -
Net unrealized loss on derivative instruments                               (7.7)                               -
                                                       -------------------------      ---------------------------
Comprehensive loss                                                 $       (60.6)                 $          (8.6)
                                                       =========================      ===========================

     See accompanying notes to consolidated condensed financial statements

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                       Consolidated Statements of Equity
                                  (Unaudited)
                             (Millions of Dollars)


                                                                            Accumulated
                                         Member's Equity                       Other
                                         --------------        Retained    Comprehensive
                                          Units     Amount     Earnings        Loss          Total
                                       ---------  ----------  ----------   ------------    ----------
Balance, January 1, 2001                   1,000  $  1,026.1  $    223.3   $     (120.7)   $  1,128.7
Net income                                                           8.5                          8.5
Other comprehensive loss                                                          (69.1)       (69.1)
                                       ---------  ----------  ----------   ------------    ----------
Balance, March 31, 2001                    1,000  $  1,026.1  $    231.8   $     (189.8)   $  1,068.1
                                       =========  ==========  ==========   ============    ==========

      See accompanying notes to consolidated condensed financial statements

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                             (Millions of Dollars)

                                                                      Three Months Ended March 31,
                                                        -------------------------------------------------------
                                                                   2001                        2000
                                                        --------------------------  ---------------------------
Cash flows from operating activities:
Net income                                               $                     8.5   $                     36.3
Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation and amortization                                             58.3                         53.3
    Other non-cash adjustments to net income                                   0.9                          0.7
    Net changes in operating assets and liabilities                         (110.0)                       (75.6)
                                                        --------------------------  ---------------------------
          Net cash provided by (used in) operating
          activities                                                         (42.3)                        14.7
                                                        --------------------------  ---------------------------
Investing activities:
Restricted deposit for acquisition                                          (173.2)
Acquisition of business                                                      (33.4)                       (26.8)
Capital expenditures                                                         (45.6)                       (28.0)
Cash received from unconsolidated affiliates                                   1.5                          3.5
Advances to unconsolidated affiliates                                         (0.8)                        (7.2)
                                                        --------------------------  ---------------------------
          Net cash used in investing activities                             (251.5)                       (58.5)
                                                        --------------------------  ---------------------------
Financing activities:
Borrowings under senior credit facilities                                    108.8
Repayments of senior credit facilities                                                                    (25.8)
Issuance of senior subordinated notes                                        191.1
Debt issuance costs                                                           (3.7)
                                                        --------------------------  ---------------------------
          Net cash provided by (used in) financing
          activities                                                         296.2                        (25.8)
                                                        --------------------------  ---------------------------
Effect of exchange rate changes on cash                                      (12.9)                        (1.4)
                                                        --------------------------  ---------------------------
Decrease in cash and cash equivalents                                        (10.5)                       (71.0)
Cash and cash equivalents at beginning of period                              66.1                        138.9
                                                        --------------------------  ---------------------------
          Cash and cash equivalents at end of period     $                    55.6   $                     67.9
                                                        ==========================  ===========================

      See accompanying notes to consolidated condensed financial statements

                  HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

Huntsman International LLC ("Huntsman International" or the "Company") is a global manufacturer and marketer of specialty and commodity chemicals through three principal businesses: Specialty Chemicals, Petrochemicals and Titanium Dioxide ("Tioxide"). The Company is a wholly-owned subsidiary of Huntsman International Holdings LLC ("Holdings").

The accompanying consolidated condensed financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-K for the year ended December 31, 2000.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include its majority-owned subsidiaries. Intercompany transactions and balances are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

3.    Inventories

Inventories consist of the following (in millions):

                                       March  31, 2001      December 31, 2000
                                       ---------------      ------------------

      Raw materials                    $         114.6      $            149.5
      Work in progress                            22.2                    22.8
      Finished goods                             340.2                   302.5
                                       ---------------      ------------------
                 Subtotal                        477.0                   474.8
      Materials and supplies                      20.6                    21.6
                                       ---------------      ------------------
                 Net                   $         497.6      $            496.4
                                       ===============      ==================

4.   Long-term Debt

On March 13, 2001, Huntsman International completed an offering of its 10-1/8% Senior Subordinated Notes due 2009, resulting in net proceeds of approximately
(Euro)204.0 million, including (Euro)4.0 million of interest accrued from January 1, 2001 paid by the purchasers. The terms of these notes are substantially similar to the terms of its outstanding senior subordinated notes.

5.   Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the use of the instrument.

The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity pricing. As a result, the Company enters into transactions including derivative instruments to manage these risks. The overall risk management philosophy of the Company is to manage the downside risks of these activities. Primary goals of the Company's risk management activities include: (1) reducing the impact of fluctuations in variable interest rates and meeting the requirements of certain credit agreements; (2) reducing the short-term impact from certain movements in foreign exchange rates on earnings; (3) reducing the variability in the purchase price of certain feedstocks; and (4) hedging the net investment position in euro functional currency entities.

Interest Rate Hedging

Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

As of March 31, 2001, the Company maintained interest rate swaps and collars with a fair value of approximately $9.7 million which have been designated as cash flow hedges of variable rate debt obligations. These amounts are recorded as other current liabilities in the accompanying balance sheet. The effective portion of unrealized losses of approximately $8.8 million were recorded as a component of other comprehensive income, with the ineffective portion of approximately $0.9 million recorded as additional interest expense in the accompanying statement of operations.

Swaps and collars not designated as hedges are also recorded at fair value on the balance sheet and resulted in an increase in interest expense and other current liabilities of approximately $5.5 million in the accompanying financial statements.

Foreign Currency Rate Hedging

The Company enters into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of March 31, 2001, there were no outstanding contracts.

Commodity Price Hedging

Because feedstocks used by the Company are subject to price volatility, the Company uses commodity futures and swaps to reduce the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases, fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive income. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statement of operations. These activities were not material to the accompanying financial statements for the periods presented.

Net Investment Hedging

The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produced a net gain in other comprehensive income (foreign currency translation adjustments) of approximately $19.8 million for the quarter ended March 31, 2001, with an ending net balance of approximately $65.5 million.

6.  Commitments and Contingencies

The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend from three to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions. The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, after consideration of indemnification arrangements, none of such litigation is material to the Company's financial condition or results of operations.

7.  Environmental Matters

The Company's business of manufacturing and distributing chemical products and its related production of by-products and wastes, entails risk of adverse environmental effects. The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations arising under environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt the Company's operations and have a material adverse effect on its business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, the Company could incur material costs as a result of addressing and implementing measures to prevent such incidents. Given the nature of the Company's business, there can be no assurance that violations of environmental laws will not result in the imposition of restrictions on the Company's operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws. In management's opinion, after consideration of indemnification arrangements, there are currently no environmental matters which are material to the Company's financial condition or results of operations.

MTBE Developments

Denmark has recently proposed to the European Union (EU) that a directive be issued, taking effect in 2005, allowing individual EU countries to ban the use of MTBE. Currently no other EU member countries have supported Denmark officials on the issue. Denmark has entered into a voluntary agreement with refiners that will significantly reduce the sale of MTBE in Denmark. The agreement calls for refiners to cease using MTBE in 92- and 95-octane gasoline by May 1, 2002; MTBE will still be an additive in a limited amount of 98-octane gasoline sold in 100 selected service stations in the country.

North Tees

The U.K. Environment Agency (EA) issued an Enforcement Notice on March 30, 2001, following an investigation into an alleged leak of benzene heartcut into the River Tees, allegedly following a dewatering procedure at North Tees site. The EA investigations are continuing. If culpable the Company could face legal action and possible penalties. We do not believe that, even if such action was initiated, the probable penalties would be material to the Company.

8.   Industry Segment and Geographic Area Information

The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company has three reportable operating segments: Specialty Chemicals, Petrochemicals and Tioxide.

The major products of each operating segment are as follows:

               Segment                              Products
          --------------------------- -----------------------------------------
          Specialty Chemicals         MDI, TDI, TPU, polyols, aniline, PO, TBA,
                                      MTBE and Ethyleneamines
          Petrochemicals              Ethylene, propylene, benzene, cyclohexane
                                      and paraxylene
          Tioxide                     TiO2

Sales between segments are generally recognized at external market prices. For the period ended March 31, 2001 and 2000, sales to Imperial Chemicals Industries PLC ("ICI") and its affiliates accounted for approximately 7% and 8%, respectively, of consolidated revenues.

                                       Three months ended March 31,
                                      ------------------------------
                                          2001               2000
                                      -----------        -----------
   Net sales:
       Specialty Chemicals            $     580.9        $     491.2
       Petrochemicals                       367.6              345.3
       Tioxide                              228.0              241.5
       Sales between segments,
          Petrochemicals sales
         to Specialty Chemicals             (24.9)             (23.1)
                                      -----------        -----------
              Total                   $   1,151.6        $   1,054.9
                                      ===========        ===========
   Operating income:
       Specialty Chemicals            $      21.8        $      61.9
       Petrochemicals                        13.9              (0.3)
       Tioxide                               33.1               33.8
                                      -----------        -----------
              Total                   $      68.8        $      95.4
                                      ===========        ===========
   EBITDA (1):
       Specialty Chemicals            $      63.6        $      91.1
       Petrochemicals                        23.1               11.3
       Tioxide                               44.6               45.9
                                      -----------        -----------
              Total EBITDA                  131.3              148.3

       Depreciation & amortization          (58.3)             (53.3)
       Interest expense, net                (59.6)             (54.3)
                                      -----------        -----------
       Income before income taxes     $      13.4        $      40.7
                                      ===========        ===========

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.

9.   Subsequent Events

Issuance of (Euro)50 Million Senior Subordinated Notes

On May 2, 2001, Huntsman International completed an offering of its 10-1/8% Senior Subordinated Notes due 2009, resulting in net proceeds of approximately
(Euro)52 million. The terms of these notes are substantially similar to the terms of its outstanding senior subordinated notes.

Acquisition of Surfactants Business

Effective April 1, 2001 and pursuant to the terms of a definitive agreement dated February 27, 2001, we completed our planned purchase of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia. Albright & Wilson's surfactants business participates in the anionic surfactants and non-ionic surfactants markets.

10.  Consolidating Condensed Financial Statements

The following consolidating condensed financial statements present, in separate columns, financial information for: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors, under the June 30, 1999 Indenture, on a combined, or where appropriate, consolidated basis, with its investment in the non-guarantors recorded under the equity method; and the non-guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman International. The combined guarantors are wholly-owned subsidiaries of Huntsman International and have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

                          HUNTSMAN INTERNATIONAL LLC
                    Consolidating Condensed Balance Sheets
                                March 31, 2001
                                  (Unaudited)
                             (Millions of Dollars)

                                            Parent Only                                              Consolidated
                                             Huntsman                      Non-                        Huntsman
                                           International    Guarantors  Guarantors    Eliminations   International
                                         ---------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                 $             -   $        -   $      55.6   $        -     $       55.6
 Accounts and notes receivable, net                  127.8         80.3         465.9       (112.8)           561.2
 Inventories                                          48.1         89.9         359.6            -            497.6
 Other current assets                                 75.6         64.4         259.7       (139.4)           260.3
                                         ---------------------------------------------------------------------------
   Total current assets                              251.5        234.6       1,140.8       (252.2)         1,374.7

Property, plant and equipment, net                   589.6        373.4       1,685.6            -          2,648.6
Investment in unconsolidated affiliates            2,752.9        909.9           1.2     (3,508.6)           155.4
Other noncurrent assets                              412.4      1,291.3         272.0     (1,268.9)           706.8
                                         ---------------------------------------------------------------------------
   Total assets                            $       4,006.4   $  2,809.2   $   3,099.6   $ (5,029.7)    $    4,885.5
                                         ===========================================================================

LIABILITIES AND EQUITY

Current liabilities:
 Accounts payable and accrued liabilities  $         176.1   $    109.0   $     601.9   $   (177.6)    $      709.4
 Current portion of long-term debt                     0.2            -           7.4            -              7.6
 Other current liabilities                            69.7         34.1          10.7        (73.9)            40.6
                                         ---------------------------------------------------------------------------
   Total current liabilities                         246.0        143.1         620.0       (251.5)           757.6

Long-term debt                                     2,632.0            -       1,244.2     (1,268.8)         2,607.4
Other noncurrent liabilities                          60.3          4.1         378.2            -            442.6
                                         ---------------------------------------------------------------------------
   Total liabilities                               2,938.3        147.2       2,242.4     (1,520.3)         3,807.6
                                         ---------------------------------------------------------------------------
Minority interests                                       -            -           9.8            -              9.8
                                         ---------------------------------------------------------------------------

Equity:
 Member's equity, 1,000 units                      1,026.1            -             -            -          1,026.1
 Subsidiary equity                                       -      2,474.3         759.1     (3,233.4)               -
 Retained earnings                                   231.8        439.2         172.1       (611.3)           231.8
 Accumulated other comprehensive
  loss                                              (189.8)      (251.5)        (83.8)       335.3           (189.8)
                                         ---------------------------------------------------------------------------
   Total equity                                    1,068.1      2,662.0         847.4     (3,509.4)         1,068.1
                                         ---------------------------------------------------------------------------
Total liabilities and equity               $       4,006.4   $  2,809.2   $   3,099.6   $ (5,029.7)    $    4,885.5
                                         ===========================================================================

                          HUNTSMAN INTERNATIONAL LLC
                    Consolidating Condensed Balance Sheets

                               December 31, 2000
                                  (Unaudited)
                             (Millions of Dollars)

                                                  Parent Only                                                       Consolidated
                                                   Huntsman                                                           Huntsman
                                                 International      Guarantors      Non-Guarantors     Eliminations International
                                               ----------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                   $            5.7   $           -    $        60.4     $          -    $       66.1
   Accounts and notes receivable, net                      71.8            66.2            509.1            (93.2)          553.9
   Inventories                                             61.9            63.3            371.2                -           496.4
   Other current assets                                    37.8            88.7             88.3           (129.1)           85.7
                                               ----------------------------------------------------------------------------------
        Total current assets                              177.2           218.2          1,029.0           (222.3)        1,202.1

Property, plant and equipment, net                        592.3           358.2          1,753.4                -         2,703.9
Investment in unconsolidated affiliates                 2,631.2           842.1              1.2         (3,317.8)          156.7
Other noncurrent assets                                   415.8         1,254.1            313.0         (1,230.2)          752.7
                                               ----------------------------------------------------------------------------------
        Total assets                           $        3,816.5   $     2,672.6    $     3,096.6     $   (4,770.3)   $    4,815.4
                                               ==================================================================================

LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable and accrued liabilities    $          189.4   $       114.5    $       653.9     $     (127.5)   $      830.3
   Current portion of long-term debt                        0.2               -              7.3                -             7.5
   Other current liabilities                               73.4            30.0             23.8            (94.8)           32.4
                                               ----------------------------------------------------------------------------------
       Total current liabilities                          263.0           144.5            685.0           (222.3)          870.2

Long-term debt                                          2,368.1               -          1,205.1         (1,230.2)        2,343.0
Other noncurrent liabilities                               56.7             4.0            403.2                -           463.9
                                               ----------------------------------------------------------------------------------
       Total liabilities                                2,687.8           148.5          2,293.3         (1,452.5)        3,677.1
                                               ----------------------------------------------------------------------------------

Minority interests                                            -               -              9.6                -             9.6
                                               ----------------------------------------------------------------------------------

Equity:
   Member's equity, 1,000 units                         1,026.1               -                -                -         1,026.1
   Subsidiary equity                                          -         2,331.4            726.6         (3,058.0)              -
   Retained earnings                                      223.3           361.7            123.9           (485.6)          223.3
   Accumulated other comprehensive loss                  (120.7)         (169.0)           (56.8)           225.8          (120.7)
                                               ----------------------------------------------------------------------------------
        Total equity                                    1,128.7         2,524.1            793.7         (3,317.8)        1,128.7
                                               ----------------------------------------------------------------------------------
Total liabilities and equity                   $        3,816.5   $     2,672.6    $     3,096.6     $   (4,770.3)   $    4,815.4
                                               ==================================================================================

                          HUNTSMAN INTERNATIONAL LLC
   Consolidating Condensed Statements of Operations and Comprehensive Income
                       Three Months Ended March 31, 2001
                                  (Unaudited)
                             (Millions of Dollars)

                                          Parent Only                                                Consolidated
                                            Huntsman                        Non-                       Huntsman
                                         International   Guarantors      Guarantors    Eliminations   International
                                         ---------------------------------------------------------------------------
Revenues:
  Trade sales and services               $        155.1  $      157.0   $       730.4  $         -    $     1,042.5
  Related party sales                              47.9          38.3           110.0        (90.7)           105.5
  Tolling fees                                        -           3.6               -            -              3.6
                                         ---------------------------------------------------------------------------
     Total revenue                                203.0         198.9           840.4        (90.7)         1,151.6
Cost of goods sold                                166.8         184.5           725.0        (90.7)           985.6
                                         ---------------------------------------------------------------------------
Gross profit                                       36.2          14.4           115.4            -            166.0

Expenses:
  Selling, general and administrative              26.0           9.2            45.6            -             80.8
  Research and development                         16.2           1.1            (0.9)           -             16.4
                                         ---------------------------------------------------------------------------
     Total expenses                                42.2          10.3            44.7            -             97.2
                                         ---------------------------------------------------------------------------
Operating income                                   (6.0)          4.1            70.7            -             68.8

Interest expense (income), net                     61.5         (26.7)           24.8            -             59.6
Loss on sale of accounts receivable                 0.3           1.5             0.4            -              2.2
Equity in earnings of
  unconsolidated affiliates                        77.6          48.2               -       (125.7)             0.1
Other (income)                                     (0.2)            -            (6.1)           -             (6.3)
                                         ---------------------------------------------------------------------------
Income before income taxes                         10.0          77.5            51.6       (125.7)            13.4
Income tax expense                                    -             -             2.7            -              2.7
Minority interests in subsidiaries                    -             -             0.7            -              0.7
                                         ---------------------------------------------------------------------------
Net income before accounting change                10.0          77.5            48.2       (125.7)            10.0
Cumulative effect of accounting change             (1.5)            -               -            -             (1.5)
                                         ---------------------------------------------------------------------------
Net income                                          8.5          77.5            48.2       (125.7)             8.5
Other comprehensive loss                          (69.1)        (82.5)          (27.0)       109.5            (69.1)
                                         ---------------------------------------------------------------------------
Comprehensive income (loss)              $        (60.6) $       (5.0)  $        21.2  $     (16.2)  $        (60.6)
                                         ===========================================================================

                          HUMTSMAN INTERNATIONAL LLC
    Consolidating Condensed Statements of Operations and Comprehensive Loss
                       Three Months Ended March 31, 2000
                                  (Unaudited)
                             (Millions of Dollars)


                                          Parent Only                                                   Consolidated
                                            Huntsman                                                       Huntsman
                                         International     Guarantors   Non-Guarantors    Eliminations  International
                                         ----------------------------------------------------------------------------
Revenues:
  Trade sales and services               $        245.0   $      46.6     $     640.1    $        -      $      931.7
  Related party sales                              40.6           9.0           118.6         (57.2)            111.0
  Tolling fees                                     12.2             -               -             -              12.2
                                         ----------------------------------------------------------------------------
       Total revenue                              297.8          55.6           758.7         (57.2)          1,054.9
Cost of goods sold                                223.4          47.3           660.1         (57.2)            873.6
                                         ----------------------------------------------------------------------------
Gross profit                                       74.4           8.3            98.6             -             181.3

Expenses:
  Selling, general and administrative              28.2           2.6            37.2             -              68.0
  Research and development                         13.1             -             4.8             -              17.9
                                         ----------------------------------------------------------------------------
       Total expenses                              41.3           2.6            42.0             -              85.9
                                         ----------------------------------------------------------------------------
Operating income                                   33.1           5.7            56.6             -              95.4

Interest expense (income), net                     55.3         (31.8)           30.8                            54.3
Loss on sale of accounts receivable                   -             -               -             -                 -
Equity in earnings of
     unconsolidated affiliates                     58.5          21.0               -         (79.5)                -
Other expense                                         -             -             0.4             -               0.4
                                         ----------------------------------------------------------------------------
Income before income taxes                         36.3          58.5            25.4         (79.5)             40.7
Income tax expense                                    -             -             3.9             -               3.9
Minority interests in subsidiaries                    -             -             0.5             -               0.5
                                         ----------------------------------------------------------------------------
Net income                                         36.3          58.5            21.0         (79.5)             36.3
Other comprehensive loss                          (44.9)        (69.1)          (21.7)         90.8             (44.9)
                                         ----------------------------------------------------------------------------
Comprehensive loss                       $         (8.6)  $     (10.6)    $      (0.7)   $     11.3      $       (8.6)
                                         ============================================================================

                          HUNTSMAN INTERNATIONAL LLC
                Consolidating Condensed Statements of Cash Flow
                       Three Months Ended March 31, 2001
                                  (Unaudited)
                             (Millions of Dollars)


                                                    Parent Only                                              Consolidated
                                                      Huntsman                 Non-                           Huntsman
                                                   International   Guarantors  Guarantors   Eliminations    International
                                                  ------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                            $       (100.2)  $     11.1   $     46.8   $         -    $       (42.3)
                                                  ------------------------------------------------------------------------
Investing activities:
Restricted deposit for acquisition                         (21.9)                   (151.3)                        (173.2)
Acquisition of business                                                 (29.1)        (4.3)                         (33.4)
Capital expenditures                                        (6.1)        (1.5)       (38.0)                         (45.6)
Cash received from unconsolidated affiliates                 1.5                                                      1.5
Advances to unconsolidated affiliates                       (0.8)                                                    (0.8)
                                                  ------------------------------------------------------------------------
Net cash used in investing  activities                     (27.3)       (30.6)      (193.6)                        (251.5)
                                                  ------------------------------------------------------------------------
Financing Activities:
Borrowings under senior credit facilities                  107.6                       1.2                          108.8
Issuance of senior subordinated notes                      191.1                                                    191.1
Debt issuance costs                                         (3.7)                                                    (3.7)
Cash contributions by parent                                            511.8        882.5      (1,394.3)
Cash distributions from subsidiaries                     1,198.9                                (1,198.9)
Cash distributions to parent                                           (348.9)      (850.0)      1,198.9
Cash distributions to subsidiaries                      (1,343.1)       (51.2)                   1,394.3
Intercompany advances - net of repayments                  (24.5)       (88.5)       113.0             -                -
                                                  ------------------------------------------------------------------------
Net cash provided by financing activities                  126.3         23.2        146.7             -            296.2
                                                  ------------------------------------------------------------------------
Effect of exchange rate changes on cash                     (4.5)        (3.7)        (4.7)            -            (12.9)
                                                  ------------------------------------------------------------------------
                                                            (5.7)           -         (4.8)            -            (10.5)
Decrease in cash and cash equivalents
Cash and cash equivalents at beginning of
  period                                                     5.7            -         60.4             -             66.1
                                                  ------------------------------------------------------------------------
Cash and cash equivalents at end of period        $            -   $        -   $     55.6   $         -    $        55.6
                                                  ========================================================================

                          HUNTSMAN INTERNATIONAL LLC
                Consolidating Condensed Statements of Cash Flow
                       Three Months Ended March 31, 2000
                                  (Unaudited)
                             (Millions of Dollars)

                                               Parent Only                                               Consolidated
                                                Huntsman                      Non-                         Huntsman
                                              International   Guarantors   Guarantors    Eliminations    International
                                             --------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                       $        (68.9)  $     29.2   $    54.4     $          -    $        14.7
                                             --------------------------------------------------------------------------
Investing activities:
Acquisition of other businesses                       (12.8)                   (14.0)                            (26.8)
Cash received from unconsolidated
  affiliates                                              -          3.5                                           3.5
Advances to unconsolidated affiliates                  (7.2)                                                      (7.2)
Capital expenditures                                   (8.3)                   (19.7)                            (28.0)
                                             --------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                          (28.3)         3.5       (33.7)                            (58.5)
                                             --------------------------------------------------------------------------
Financing Activities:
Repayment of senior credit facilities                 (24.2)           -        (1.6)                            (25.8)
Cash contributions by parent                              -         58.8         5.1            (63.9)               -
Cash distributions from subsidiaries                   67.3            -           -            (67.3)               -
Cash distributions to parent                                       (67.3)                        67.3
Cash distributions to subsidiaries                    (58.8)        (5.1)          -             63.9                -
Intercompany advances - net of repayments             119.3        (19.3)     (100.0)               -                -
                                             -------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                          103.6        (32.9)      (96.5)               -            (25.8)
                                             -------------------------------------------------------------------------
Effect of exchange rate changes on cash                   -            -        (1.4)               -             (1.4)
                                             -------------------------------------------------------------------------
Increase (decrease)  in cash and cash
  equivalents                                           6.4         (0.2)      (77.2)               -            (71.0)
Cash and cash equivalents at beginning of
  period                                                9.0          0.2       129.7                -            138.9
                                             -------------------------------------------------------------------------
Cash and cash equivalents at end of period   $         15.4   $        -   $    52.5     $          -    $        67.9
                                             =========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward Looking Information

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

General

Huntsman International LLC ("Huntsman International" or the "Company") is a global manufacturer and marketer of specialty and commodity chemicals through three principal businesses: Specialty Chemicals, Petrochemicals and Titanium Dioxide ("Tioxide"). The Company is a wholly-owned subsidiary of Huntsman International Holdings LLC ("Holdings").

Recent Events

 Issuance of (Euro)50 Million Senior Subordinated Notes

On May 2, 2001, Huntsman International completed an offering of its 10-1/8% Senior Subordinated Notes due 2009, resulting in net proceeds of approximately
(Euro)52.0 million, including (Euro)1.7 million of interest accrued from January 1, 2001 paid by the purchasers. The terms of these notes are substantially similar to the terms of its outstanding senior subordinated notes. Proceeds of this offering will be used to reduce the Company's outstanding indebtedness.

 Acquisition of Surfactants Business

Effective April 1, 2001 and pursuant to the terms of a definitive agreement dated February 27, 2001, we completed our planned purchase of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia. Albright & Wilson's surfactants business participates in the anionic surfactants and non-ionic surfactants markets.

The surfactants business manufactures, develops and markets a wide range of surfactants and surfactant intermediates used primarily in consumer detergents, toiletries, baby shampoos and personal care products. It is also a major producer of surfactants and specialty products for industrial uses including leather and textile treatment, foundry and construction, agriculture, polymers and coatings, and includes a facility for the manufacture of fatty alcohol, a key surfactants intermediate raw material. The business includes seven manufacturing facilities: one in the U.K., and two sites in each of Italy, France and Spain. We anticipate that we will work cooperatively with Rhodia in the joint operation and management of the U.K. site (at which Rhodia will continue to operate unrelated retained businesses).

  Proposed Investment by Bain Capital in Huntsman Corporation

On February 23, 2001, Huntsman Corporation announced that it had entered into a letter of intent with Bain Capital, Inc. relating to a proposed investment by Bain Capital in Huntsman Corporation. This letter of intent has expired by its terms. Huntsman Corporation and Bain Capital are currently negotiating a new and modified letter of intent. Although no assurance can be given, it is expected that Bain Capital and other investors will invest over $600 million in Huntsman Corporation or one of its affiliates in exchange for a minority equity interest in Huntsman Corporation or such affiliate. If the parties complete the proposed transaction, a substantial portion of the proceeds received from Bain Capital and other investors is intended to be used to finance the purchase of the membership interests of Holdings that are currently held by ICI and by other minority interest holders.

 MTBE Developments

Denmark has recently proposed to the European Union (EU) that a directive be issued, taking effect in 2005, allowing individual EU countries to ban the use of MTBE. Currently no other EU member countries have supported Denmark officials on the issue. Denmark has entered into a voluntary agreement with refiners that will significantly reduce the sale of MTBE in Denmark. The agreement calls for refiners to cease using MTBE in 92- and 95-octane gasoline by May 1, 2002; MTBE will still be an additive in a limited amount of 98-octane gasoline sold in 100 selected service stations in the country.

 North Tees

The U.K. Environment Agency (EA) issued an Enforcement Notice on March 30, 2001, following an investigation into an alleged leak of benzene heartcut into the River Tees, allegedly following a dewatering procedure at North Tees site. The EA investigations are continuing. If culpable the Company could face legal action and possible penalties. We do not believe that, even if such action was initiated, the probable penalties would be material to the Company.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

                                                             (Unaudited)
                                                        (Millions of Dollars)
                                                          Three months ended
                                                               March 31,
                                                            2001        2000
                                                        ----------   ----------
  Specialty Chemicals sales                               $    581     $    491
  Petrochemicals sales                                         343          322
  Tioxide sales                                                228          242
                                                        ----------   ----------
  Total revenues                                             1,152        1,055
  Cost of goods sold                                           986          874
                                                        ----------   ----------
  Gross profit                                                 166          181
  Expenses of selling, general, administrative,
    research and development                                    97           86
                                                        ----------   ----------
  Operating income                                              69           95
  Interest expense, net                                         60           54
  Loss on sale of accounts receivable                            2
  Other income                                                   6            -
                                                        ----------   ----------
  Net income before income taxes and minority interest          13           41
  Income tax expense                                             2            4
  Minority interests in subsidiaries                             1            1
                                                        ----------   ----------
  Net income before accounting change                           10           36
  Cumulative effect of accounting change                        (1)           -
                                                        ----------   ----------
  Net income                                                     9           36
                                                        ==========   ==========
  Depreciation and amortization                           $     58     $     53
                                                        ==========   ==========

  EBITDA (1)                                              $    131     $    148
  Loss on sale of accounts receivable (2)                        2            -
                                                        ----------   ----------
  Adjusted EBITDA                                         $    133     $    148
                                                        ==========   ==========

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States ("US GAAP") or as a measure of a company's profitability or liquidity. While EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(2) For purposes of the Company's senior credit facility covenants, loss on sale of accounts receivable related to the securitization program is excluded from the computation of EBITDA.

Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2000.

   Revenues. Revenues for the three months ended March 31, 2001 increased by $97 million, or 9%, to $1,152 million from $1,055 million during the same period in 2000.

Specialty Chemicals - Total MDI sales volumes increased by 9% from the 2000 period. A strong recovery in the Asian economies led to an increase in sales volumes of 57% in that region, while in Europe, sales volumes grew by 13%. In the Americas, sales volumes decreased by 7% from the prior year due to weaker demand resulting from economic slowdown. Polyol sales volumes grew by 7% with the increase attributable to the European and Asian region. These gains were partially offset by a 3% decrease in average selling prices for both MDI and polyols compared to the same period in 2000, a substantial portion which was due to a weakening in the value of the euro versus the U.S. dollar. PO sales revenue decreased 17% due to a 22% decrease in sales volumes which more than offset the 5% increase in average selling price for PO. MTBE sales revenue grew by 17% due to a 25% increase in average selling price for MTBE. The increase in average selling price for MTBE is primarily attributable to reduced supply of MTBE and the continued strong demand for MTBE in reformulated gasoline. Sales of TPU, Ethyleneamines and performance chemicals products purchased from Huntsman Corporation were $60 million. These products were not present in the comparable period in 2000.

Petrochemicals - Sales volumes of ethylene fell by 9% while sales volumes of propylene increased by 1%. Ethylene production increased by 5% but the reduction in sales was due to material on exchange with another producer to be returned during our 2002 scheduled turnaround. In aromatics, sales volumes of benzene and cyclohexane rose by 8% and 6%, respectively, while sales volumes of paraxylene fell by 4%. Ethylene, propylene, benzene and paraxylene prices were 2%, 11%, 13% and 9% higher, respectively. Average selling prices for all products rose reflecting increases in feedstock prices since March 31, 2000.

Tioxide - Sales volumes decreased by 6% compared to the 2000 period due to weakening of demand, particularly in the Asian and American markets. Average selling prices increased by 1% as higher local currency selling prices more than offset the weakness of the euro against the U.S. dollar.

  Gross profit. Gross profit for the three months ended March 31, 2001 decreased by $15 million, or 8%, to $166 million from $181 million in 2000.

Specialty Chemicals - While MDI and polyols benefited from increased sales volumes, this benefit was more than offset by higher raw material and energy costs. Gross profit on MDI and polyols decreased 11% and 14%, respectively. The price of benzene increased by 15% in the European market compared to the 2000 period. Improved average selling prices for MTBE were more than offset by a significant increase in the cost of key PO/MTBE raw materials including isobutane, methanol and higher energy costs. In addition, the PO/MTBE plant ran at less than full capacity during the first half of the quarter due to operating constraints. In addition, gross profit was further reduced by lower sales volumes.

Petrochemicals - The Petrochemicals gross profit increased by 144% due to higher average selling prices and the lower prices of our main raw material, naphtha.

Tioxide - Gross profit decreased by 1% for the period as cost reductions from our on-going manufacturing excellence program were more than offset by lower revenues and increased raw material and utility costs.

  Selling, general and administrative expenses (including research and
development expenses).   Selling, general and administrative expenses (including
research and development expenses) ("SG&A") in the three months ended March 31, 2001 increased by $11 million, or 13%, to $97 million from $86 million in 2000.

Specialty Chemicals - SG&A (including R&D) in 2001 increased by 23% largely due to the acquisition of businesses since March 31, 2000.

Petrochemicals - SG&A (including R&D) in 2001 was relatively unchanged as compared to 2000.

Tioxide - SG&A (including R&D) in 2001 decreased by 6% primarily due to restructuring activities, including personnel reductions within selling organizations in Europe, Asia Pacific and the U.S.

  Interest expense. Net interest expense in the three months ended March 31, 2001 increased by $6 million, or 11%, to $60 million from $54 million in 2000. The increase was due to the decreased fair value of the Company's interest rate derivative contracts.

  Other income. Other income increased by $6 million, principally as a result of the Company's interest in Nippon Polyurethane Industry Co. Limited being sold.

  Income taxes. Income taxes in 2001 decreased by $2 million, to $2 million from $4 million in 2000. The effective income tax rate in 2001 increased from the 2000 period because a greater proportion of income was earned outside of the U.S. and was subject to income tax at local rates.

  Net income. Net income in 2001 decreased by $27 million to $9 million from $36 million during 2000 as a result of the factors discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2001 was $42.3 million, as compared to net cash provided by operating activities of $14.7 million in the same period in 2000. The increase in cash used was attributable to lower net income and a net increase in working capital during the 2001 period.

Net cash used in investing activities for the three months ended March 31, 2001 was $251.5 million, as compared to $58.5 million for the same period in 2000. The increase in cash used was attributable to increased capital expenditures, increased spending on acquisitions during the 2001 period and cash put on deposit to fund the acquisition of the Albright & Wilson surfactants business. See "Acquisition of Surfactants Business".

Net cash provided by financing activities for the three months ended March 31, 2001 was $296.2 million, as compared to net cash used in financing activities of $25.8 million for the same period in 2000. During the 2001 period, the Company issued additional senior subordinated notes. The Company utilized borrowing under its credit facilities to fund acquisitions, capital expenditures and a portion of net working capital investment.

Capital expenditures for the three months ended March 31, 2001 were $45.6 million, an increase of $17.6 million as compared to the same period in 2000. The increase was primarily attributable to spending associated with the ongoing expansion of the Company's Greatham, UK titanium dioxide plant. The Company expects to spend approximately $200.0 to $225.0 million during the balance of 2001 on capital projects.

As of March 31, 2001 the Company had $140.0 million of outstanding borrowings under our $400 million revolving credit facility and had approximately $56.0 million in cash balances. We also maintain $80 million of short-term overdraft facilities, of which $68 million was available on March 31, 2001. We anticipate that borrowings under the credit facilities and cash flow from operations will be sufficient for us to make required payments of principal and interest on our debt when due, as well as to fund capital expenditures.

On March 13, 2001, the Company completed an offering of its 10-1/8% Senior Subordinated Notes due 2009, resulting in net proceeds of approximately
(Euro)204.0 million, including (Euro)4.0 million of interest accrued from January 1, 2001 paid by the purchasers. The terms of these notes are substantially similar to the terms of its outstanding senior subordinated notes. Huntsman International used the proceeds of this offering to finance our acquisition of Albright & Wilson's European surfactants business. See "Acquisition of Surfactants Business". As of March 31, 2001, the Company held a restricted deposit classified as other current assets pending the closing of the acquisition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain of our foreign subsidiaries were managed, and will continue to be managed, through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions. While the overall extent of our currency hedging activities has not changed significantly, we have altered the scope of our currency hedging activities to reflect the currency denomination of our cash flows. In addition, we are now conducting our currency hedging activities for our exposures arising in our businesses with various financial institutions. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2001, we had no outstanding foreign exchange forward contracts with third party banks. Predominantly our hedging activity is to sell forward the majority of our surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in year-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

Under the terms of our senior secured credit facilities, we are required to hedge a significant portion of our floating rate debt. As of March 31, 2001, we had entered into approximately $644 million notional amount of interest rate swap, cap and collar transactions, approximately $294 million of which have terms ranging from approximately three years to five years. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.80% to approximately 7.00%. The U.S. dollar collar transactions carry floors ranging from 5.00% to 6.25% and caps ranging from 6.60% to 7.50%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.30%. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $15.4 million. This increase would be reduced by approximately $4.3 million as a result of the effects of the interest rate swap, cap and collar transactions described above.

In order to reduce our overall raw material costs, our petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2001, the Company had forward purchase and sales contracts for 141,000 and 206,000 tonnes (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonnes of naphtha, the change would result in gains or losses of approximately $0.7 million, respectively.

                                    PART II


ITEM 6. REPORTS ON FORM 8-K

          1) The Company filed no reports on Form 8-K for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntsman International LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Everberg, Country of Belgium, on the 15th day of May, 2001.


                                  Huntsman International LLC



                                  By:          /s/ L. Russell Healy
                                     ----------------------------------------
                                                 L. Russell Healy
                                            Senior Vice President and
                                                 Finance Director
                                            (Authorized Signatory and
                                   Principal Financial and Accounting Officer)