Form 10-Q
period 2001-09-30
HUNTSMAN INTERNATIONAL LLC
filed 2001-11-20
CIK 1089748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

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

Yes    X    No
     -----      -----

On November 14, 2001, 1,000 member equity units of Huntsman International LLC were outstanding.

================================================================================

                           HUNTSMAN INTERNATIONAL LLC
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION.............................................................................    2
     Item 1.   Financial Statements........................................................................    2
               Consolidated Balance Sheets.................................................................    2
               Consolidated Statements of Operations and Comprehensive Income (Loss).......................    3
               Consolidated Statements of Equity...........................................................    4
               Consolidated Statements of Cash Flows.......................................................    5
               Notes to Consolidated Financial Statements..................................................    6
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......   20
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................   28
PART II - OTHER INFORMATION................................................................................   29
     Item 3.   Defaults Upon Senior Securities.............................................................   29
     Item 6.   Exhibits and Reports on Form 8-K............................................................   30

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in Millions)
--------------------------------------------------------------------------------

                                                                September 30, 2001       December 31, 2000
                                                               --------------------     -------------------
                              ASSETS
                              ------
         Current assets:
              Cash and cash equivalents                        $             42.7       $            66.1
              Accounts and notes receivable (net of
                  allowance for doubtful accounts of
                  $14.6 and $10.6, respectively)                            590.7                   553.9
              Inventories                                                   505.8                   496.4
              Prepaid expenses                                               15.8                    15.2
              Deferred income taxes                                           0.9                     0.9
              Other current assets                                           60.6                    69.6
                                                               --------------------     -------------------
                  Total current assets                                    1,216.5                 1,202.1

         Property, plant and equipment, net                               2,879.7                 2,703.9
         Investment in unconsolidated affiliates                            151.5                   156.7
         Intangible assets, net                                             457.3                   434.7
         Other noncurrent assets                                            289.5                   318.0
                                                               --------------------     -------------------

                  Total assets                                 $          4,994.5       $         4,815.4
                                                               ====================     ===================

                      LIABILITIES AND EQUITY
                      ----------------------
         Current liabilities:
              Accounts payable                                 $            296.3       $           313.3
              Accrued liabilities                                           486.8                   517.0
              Current portion of long-term debt                           1,550.2                     7.5
              Other current liabilities                                      67.2                    32.4
                                                               --------------------     -------------------
                  Total current liabilities                               2,400.5                   870.2

         Long-term debt                                                   1,026.4                 2,343.0
         Deferred income taxes                                              276.2                   332.1
         Other noncurrent liabilities                                       134.3                   131.8
                                                               --------------------     -------------------
                  Total liabilities                                       3,837.4                 3,677.1
                                                               --------------------     -------------------

         Minority interests                                                   9.5                     9.6
                                                               --------------------     -------------------

         Equity:
              Member's equity, 1,000 units                                1,026.1                 1,026.1
              Retained earnings                                             288.2                   223.3
              Accumulated other comprehensive loss                         (166.7)                 (120.7)
                                                               --------------------     -------------------
                  Total equity                                            1,147.6                 1,128.7
                                                               --------------------     -------------------

                  Total liabilities and equity                 $          4,994.5       $         4,815.4
                                                               ====================     ===================

           See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
---------------------------------------------------------------------
(UNAUDITED) (Dollars in Millions)
---------------------------------

                                              Three Months         Three Months         Nine Months          Nine Months
                                                  Ended               Ended                Ended                Ended
                                             September 30,        September 30,        September 30,       September 30,
                                                  2001                 2000                 2001                2000
                                             --------------       --------------      ---------------      ---------------
Revenues:
     Trade sales and services                $     1,043.6        $       999.5       $      3,250.6       $      2,956.8
     Related party sales                              85.5                126.7                301.6                358.7
     Tolling fees                                      4.3                 10.7                 16.9                 31.0
                                             -------------       --------------      ---------------      ---------------
Total revenues                                     1,133.4              1,136.9              3,569.1              3,346.5
Cost of goods sold                                   993.8                941.5              3,092.9              2,764.0
                                             -------------       --------------      ---------------      ---------------
Gross profit                                         139.6                195.4                476.2                582.5

Expenses:
     Selling, general and administrative              78.3                 73.0                232.7                205.2
     Research and development                         15.2                 15.2                 47.1                 44.9
                                             -------------       --------------      ---------------      ---------------
         Total expenses                               93.5                 88.2                279.8                250.1
                                             -------------       --------------      ---------------      ---------------
Operating income                                      46.1                107.2                196.4                332.4

Interest expense, net                                 58.1                 56.0                172.3                165.0
Loss on sale of accounts receivable                    2.1                   --                  7.5                   --
Other (income) expense                                 1.1                  0.7                 (4.4)                 2.4
                                             -------------       --------------      ---------------      ---------------
Income (loss) before income taxes                    (15.2)                50.5                 21.0                165.0
Income tax expense (benefit)                         (50.2)                 8.7                (47.0)                21.6
Minority interests in subsidiaries                     0.6                  0.8                  1.6                  2.1
                                             -------------       --------------      ---------------      ---------------
Income before accounting change                       34.4                 41.0                 66.4                141.3
Cumulative effect of accounting change                  --                   --                 (1.5)                  --
                                             -------------       --------------      ---------------      ---------------
Net income                                            34.4                 41.0                 64.9                141.3
Other comprehensive income (loss) -
   Foreign currency translation
         adjustments                                  64.8                (74.1)               (26.7)              (156.1)
   Cumulative effect of accounting change               --                   --                 (1.1)                  --
    Net unrealized loss on derivative
          instruments                                 (7.5)                  --                (18.2)                  --
                                             -------------       --------------      ---------------      ---------------
Comprehensive income (loss)                  $        91.7        $       (33.1)      $         18.9       $        (14.8)
                                             =============       ==============      ===============      ===============

           See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (Dollars in Millions)
--------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                                        Other
                                           Member's Equity           Retained       Comprehensive
                                           ---------------
                                        Units          Amount        Earnings           Loss              Total
                                      -----------    -----------    ----------     ---------------    -------------
       Balance, January 1, 2001          1,000       $  1,026.1     $   223.3      $       (120.7)    $   1,128.7
       Net income                                                        64.9                                64.9
       Other comprehensive loss                                                             (46.0)          (46.0)
                                      -----------    -----------    ----------     ---------------    -------------
       Balance, September 30, 2001       1,000       $  1,026.1     $   288.2      $       (166.7)    $   1,147.6
                                      ===========    ===========    ==========     ===============    =============

           See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Millions)
--------------------------------------------------------------------------------

                                                                    Nine Months             Nine Months
                                                                       Ended                   Ended
                                                                September 30, 2001      September 30, 2000
                                                               --------------------    --------------------
         Cash flows from operating activities:
         Net income                                            $             64.9      $            141.3
         Adjustments to reconcile net income to net cash
              from operating activities:
              Equity in earnings of investment in
                    unconsolidated affiliates                                (0.1)                   (0.2)
              Minority interests in subsidiaries                              1.6                     2.1
              Gain on foreign currency transactions                          (5.8)                   (4.8)
              Depreciation and amortization                                 177.5                   160.0
              Deferred income taxes                                         (64.1)                    5.0
              Changes in operating assets and liabilities -
                    net of effects of acquisitions:
                  Accounts and notes receivables                             43.3                   (41.5)
                  Inventories                                                23.4                   (72.0)
                  Prepaid expenses                                           (0.4)                   (2.4)
                  Other current assets                                       19.3                   (10.4)
                  Accounts payable                                          (89.4)                   21.1
                  Accrued liabilities                                       (35.6)                    9.3
                  Other current liabilities                                  33.2                    (2.6)
                  Other noncurrent assets                                    20.8                   (27.7)
                  Other noncurrent liabilities                               (1.1)                   19.0
                                                               --------------------    --------------------
          Net cash provided by operating activities                         187.5                   196.2
                                                               --------------------    --------------------

         Investing activities:
         Acquisition of businesses                                         (209.5)                 (146.9)
         Capital expenditures                                              (198.7)                 (125.4)
         Cash received from unconsolidated affiliates                         5.7                     7.5
         Advances to unconsolidated affiliates                               (2.2)                   (9.0)
                                                               --------------------    --------------------
         Net cash used in investing activities                             (404.7)                 (273.8)
                                                               --------------------    --------------------

         Financing activities:
         Borrowings under credit facilities                                   6.4                   100.0
         Repayments of credit facilities                                    (18.2)                  (38.1)
         Issuance of senior subordinated notes                              233.2                      --
         Cash distributions to parent                                          --                    (8.0)
         Debt issuance costs                                                 (5.3)                     --
                                                               --------------------    --------------------
         Net cash provided by financing activities                          216.1                    53.9
                                                               --------------------    --------------------

         Effect of exchange rate changes on cash                            (22.3)                  (12.1)
                                                               --------------------    --------------------
         Decrease in cash and cash equivalents                              (23.4)                  (35.8)
         Cash and cash equivalents at beginning of period                    66.1                   138.9
                                                               --------------------    --------------------
         Cash and cash equivalents at end of period            $             42.7      $            103.1
                                                               ====================    ====================

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

     The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-K for the year ended December 31, 2000.

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

3.   INVENTORIES

     Inventories consist of the following (dollars in millions):

                                    September 30, 2001      December 31, 2000
                                   --------------------    -------------------
         Raw materials             $            125.9      $           149.5
         Work in progress                        22.5                   22.8
         Finished goods                         336.4                  302.5
                                   --------------------    -------------------
              Subtotal                          484.8                  474.8
         Materials and supplies                  21.0                   21.6
                                   --------------------    -------------------
              Net                  $            505.8      $           496.4
                                   ====================    ===================

4.   DEBT

     As of September 30, 2001, the Company was not in compliance with one of the financial covenants contained in its senior secured credit facilities (the "Credit Facilities"). As a result, the Company currently cannot borrow additional amounts under, or otherwise have access to, the Credit Facilities. Management is pursuing waivers under and amendments to the Credit Facilities which, among other things, would modify the financial covenants. Although there can be no assurance that such waivers and amendments will be obtained, the Company believes that it will obtain the necessary waivers and amendments. Unless and until such amendments and waivers are obtained, the lenders could pursue certain remedies under the Credit Facilities, including (i) accelerating the debt due under the Credit Facilities, (ii) foreclosing on the pledge of the Company's equity, and (iii) requiring Holdings to fulfill its obligations under its guarantee. As a result, the Company has reclassified the outstanding borrowings under the Credit Facilities to current portion of long-term debt.

5.   DERIVATIVES AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the use of the instrument.

     The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity pricing. The Company enters into transactions, including transactions involving derivative instruments, to manage these risks. The overall risk management philosophy of the Company is to manage the downside risks of these activities. Primary goals of the Company's risk management activities include: (1) reducing the impact of fluctuations in variable interest rates and meeting the requirements of certain credit agreements; (2) reducing the short-term impact from certain movements in foreign exchange rates on earnings; (3) reducing the variability in the purchase price of certain feedstocks; and (4) hedging the net investments position in euro functional currency entities.

     Interest Rate Hedging

     Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. The Company manages interest rate risk by managing the mix and rate characteristics of various interest bearing liabilities and by entering into interest rate swaps, collars and options.

     As of September 30, 2001, the Company maintained interest rate swaps and collars with a fair value of approximately $15.7 million which have been designated as cash flow hedges of variable rate debt obligations. These amounts are recorded as other current liabilities in the accompanying balance sheet. For the nine months ended September 30, 2001, the effective portion of unrealized losses of approximately $16.7 million were recorded as a component of other comprehensive income, with the ineffective portion of approximately $1.0 million recorded as additional interest income in the accompanying statement of operations.

     For the nine months ended September 30, 2001, swaps and collars not designated as hedges are also recorded at fair value on the balance sheet and resulted in an increase in interest expense and other current liabilities of approximately $9.1 million in the accompanying financial statements.

     Foreign Currency Rate Hedging

     The Company enters into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of September 30, 2001, the Company maintained forward contracts with a fair value of $0.3 million. These amounts are recorded as other current liabilities in the accompanying balance sheet.

     Commodity Price Hedging

     Because feedstocks used by the Company are subject to price volatility, the Company uses commodity futures and swaps to manage the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases, fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive income. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statements of operations. For the nine months ended September 30, 2001, contracts designated as cash flow hedges had a fair value of approximately $0.1 million recorded as other current assets and approximately $2.8 million recorded as other current liabilities in the accompanying balance sheet. Contracts designated as fair value hedges had a fair value of approximately $2.1 million recorded as other current assets. Contracts not designated as hedges had a fair value of approximately $1.5 million recorded as other current assets and $3.1 million recorded as other current liabilities. The net impact of $1.6 million was recorded as a reduction of cost of goods sold in the accompanying statements of operations.

     Net Investment Hedging

     The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. For the nine months ended September 30, 2001, these hedges produced a net loss in other comprehensive income (foreign currency translation adjustments) of approximately $2.5 million. As of September 30, 2001, the ending balance was a net gain of approximately $43.5 million.

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

7.   ENVIRONMENTAL MATTERS

     The Company's business of manufacturing and distributing chemical products and its related production of by-products and wastes, entails risk of adverse environmental effects. The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations arising under environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt the Company's operations and have a material adverse effect on its business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, the Company could incur material costs as a result of addressing and implementing measures to prevent such incidents. Given the nature of the Company's business, there can be no assurance that violations of environmental laws will not result in the imposition of restrictions on the Company's operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws. In management's opinion, after consideration of indemnification arrangements, there are currently no environmental matters which are material to the Company's financial condition or results of operations.

     MTBE Developments

     Denmark has recently proposed to the European Union ("EU") that a directive be issued, taking effect in 2005, allowing individual EU countries to ban the use of MTBE. Currently no other EU member countries have joined Denmark's proposal. Independent of its EU proposal, Denmark has entered into a voluntary agreement with refiners that will significantly reduce the sale of MTBE in Denmark. The agreement calls for refiners to cease using MTBE in 92- and 95-octane gasoline by May 1, 2002; however, MTBE will still be an additive in a limited amount of 98-octane gasoline sold in 100 selected service stations in Denmark.

     In the United States, the state of New York has proposed a ban on the sale of MTBE in New York. The Oxygenated Fuel Association ("OFA"), an organization representing MTBE producers, challenged the proposed ban in federal court in New York. In a motion for summary judgment, OFA asserted that the state of New York was precluded by the doctrine of federal preemption from banning MTBE sales in the state because of the federal oxygenate requirement under the federal Clean Air Act. The court, however, rejected OFA's motion. Although this ruling was based on the court's determination that there are factual issues precluding summary judgment, the ruling tends to provide some support for the theory that an individual state can act unilaterally to preclude the sale of MTBE within its jurisdiction. Several states have promulgated such bans, which are scheduled to take effect variously over the next several years. OFA will continue to pursue the New York case, as well as a similar case in California. Pending Congressional action to ban the sale of MTBE in the future, and the pendency of the United States Environmental Protection Agency's administrative process to ban the manufacture and sale of the chemical in the United States, also remain.

     North Tees

     The U.K. Environmental Agency ("EA") issued an Enforcement Notice on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees, allegedly following a dewatering procedure at the Company's North Tees site. The Company has complied with this Enforcement Notice. The Company's discussions with the EA and EA investigations into the incident are continuing; if the EA finds the Company legally responsible, the Company could face legal action and possible penalties. Management does not believe that, even if such action is initiated and the Company is ultimately found to be legally responsible, the probable penalties would be material to the financial position or results of operations of the Company.

8.   INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company has three reportable operating segments: Specialty Chemicals, Petrochemicals and Tioxide.

     The major products of each reportable operating segment are as follows:

             Segment                             Products
     ---------------------------------------------------------------------------
       Specialty Chemicals     MDI, TDI, TPU, polyols,  aniline, PO, TBA, MTBE,
                               ethyleneamines and surfactants
       Petrochemicals          Ethylene, propylene, benzene, cyclohexane and
                               paraxylene
       Tioxide                 TiO2

     Sales between segments are generally recognized at external market prices. For the nine months ended September 30, 2001 and 2000, sales to Imperial Chemical Industries PLC ("ICI") and its affiliates accounted for approximately 7% and 8%, respectively, of consolidated revenues.

     The net sales, operating income and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

                                              Three Months          Three Months        Nine Months          Nine Months
                                                  Ended                Ended               Ended                Ended
                                             September 30,         September 30,       September 30,       September 30,
                                                  2001                  2000                2001                2000
                                            -----------------    -----------------    ----------------     ----------------
Net sales:
     Specialty Chemicals                    $         631.1      $         549.1      $      1,936.7       $      1,589.3
     Petrochemicals                                   306.9                371.9             1,028.4              1,093.2
     Tioxide                                          220.6                243.3               679.0                740.5
         Sales between segments,
         Petrochemicals sales to
         Specialty Chemicals                          (25.2)               (27.4)              (75.0)               (76.5)
                                            -----------------    -----------------    ----------------     ----------------
             Total                          $       1,133.4      $       1,136.9      $      3,569.1       $      3,346.5
                                            =================    =================    ================     ================

Operating income:
     Specialty Chemicals                    $          50.0      $          44.3      $        125.0       $        173.3
     Petrochemicals                                   (15.6)                13.9                (5.9)                35.3
     Tioxide                                           11.7                 49.0                77.3                123.8
                                            -----------------    -----------------    ----------------     ----------------
         Total                              $          46.1      $         107.2      $        196.4       $        332.4
                                            =================    =================    ================     ================

EBITDA (1):

     Specialty Chemicals                    $          84.5      $          76.8      $        235.0       $        265.1
     Petrochemicals                                    (4.7)                24.5                24.5                 69.3
     Tioxide                                           23.8                 57.9               111.3                155.6
                                            -----------------    -----------------    ----------------     ----------------
         Total EBITDA                                 103.6                159.2               370.8                490.0

     Depreciation & amortization                      (60.7)               (52.7)             (177.5)              (160.0)
     Interest expense, net                            (58.1)               (56.0)             (172.3)              (165.0)
                                            -----------------    -----------------    ----------------     ----------------
     Income (loss) before income taxes      $         (15.2)     $          50.5      $         21.0       $        165.0
                                            =================    =================    ================     ================

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.

9.   RECENT EVENTS

     Proposed Investment by Bain and Blackstone

     In July 2001, Huntsman Corporation, Huntsman Specialty Chemicals Corporation ("HSCC") and Holdings entered into letter agreements with Bain Capital, L.L.C. ("Bain") and Blackstone Capital Partners III Merchant Banking Fund, L.P. ("Blackstone") relating to a proposed investment by Bain and Blackstone. Those letter agreements have expired. There can be no assurance that any new proposal will be made or, if so, that any transaction would be pursued or consummated. In addition, there can be no assurance as to the terms of any such transaction.

     Restricted Payments

     Because of the restrictions contained in the indentures governing the outstanding high-yield notes of Holdings and the senior subordinated notes of the Company, the Company is presently unable to make any "restricted payments," including (i) any dividends, distributions or other payments to holders of its equity interests or (ii) payments to purchase, redeem or otherwise acquire or retire for value any of its equity interests, subject to certain exceptions contained in such indentures.

     Sale by ICI Alta of Holdings' Equity Interests

     Pursuant to the Membership Interest Option Agreement, dated November 2, 2000, as amended (the "Option Agreement"), between ICI, ICI Alta Inc. ("ICI Alta") and HSCC, on October 30, 2001 ICI Alta exercised its put right requiring HSCC or its nominee to purchase ICI Alta's 30% equity stake in Holdings. On November 2, 2001, ICI Alta and HSCC agreed to extend the timetable for the completion of ICI Alta's put option arrangements under the Option Agreement to allow time for completion of a new agreement.

The proposed new agreement would replace ICI Alta's existing put arrangements and would provide a new arrangement for the acquisition of ICI Alta's equity stake in Holdings. The negotiations are at an advanced stage and the parties are negotiating the remaining open issues; however, there can be no assurance that the parties will reach an agreement.

     Recently Issued Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. The Company is currently evaluating the effects of adopting these pronouncements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on January 1, 2002. The Company is currently evaluating the effects of adopting this pronouncement.

10.  SUBSEQUENT EVENT

     The Company has announced the first phase of a cost reduction program which includes the closure of its Shepton Mallet facility in 2002. The program also includes reductions in force of approximately 200 employees at Shepton Mallet and other locations during the fourth quarter of 2001 and during the first half of 2002. The implementation of the first phase of this program will result in a charge of approximately $25 million in the fourth quarter of 2001, with further charges of approximately $13 million expected in 2002.

11.  CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

     The following consolidating condensed financial statements present, in separate columns, financial information for: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors, under the June 30, 1999 Indenture, on a combined, or where appropriate, consolidated basis, with its investment in the non-guarantors recorded under the equity method; and the non-guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman International. The combined guarantors are wholly-owned subsidiaries of Huntsman International and have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2001 (UNAUDITED) (Dollars in Millions)
--------------------------------------------------------------------------------

                                           Parent Only                                                         Consolidated
                                             Huntsman                           Non-                             Huntsman
                                          International     Guarantors       Guarantors      Eliminations      International
                                          -------------     ----------       ----------      ------------      -------------
       ASSETS
        ------
Current assets:
     Cash and cash equivalents             $       --       $      0.1       $     42.6       $       --       $     42.7
     Accounts and notes
       receivable, net                           71.4            103.3            543.1           (127.1)           590.7
     Inventories                                 46.8             64.3            394.7               --            505.8
     Other current assets                        69.6            114.7             71.1           (178.1)            77.3
                                           ----------       ----------       ----------       ----------       ----------
          Total current assets                  187.8            282.4          1,051.5           (305.2)         1,216.5

Property, plant and equipment,
  net                                           590.7            362.3          1,926.7               --          2,879.7
Investment in unconsolidated
  affiliates                                  2,843.7            975.7              1.5         (3,669.4)           151.5
Other noncurrent assets                         422.0          1,272.2            302.5         (1,249.9)           746.8
                                           ----------       ----------       ----------       ----------       ----------
          Total assets                     $  4,044.2       $  2,892.6       $  3,282.2       $ (5,224.5)      $  4,994.5
                                           ==========       ==========       ==========       ==========       ==========

 LIABILITIES AND EQUITY
 ----------------------
Current liabilities:
     Accounts payable and
       accrued liabilities                 $    131.0       $    108.5       $    698.8       $   (155.2)      $    783.1
     Current portion of long-term
       debt                                   1,539.4               --             10.8               --          1,550.2
     Other current liabilities                  121.9             19.4             75.9           (150.0)            67.2
                                           ----------       ----------       ----------       ----------       ----------
          Total current                       1,792.3            127.9            785.5           (305.2)         2,400.5
          liabilities

Long-term debt                                1,047.7               --          1,228.6         (1,249.9)         1,026.4
Other noncurrent liabilities                     56.6              3.8            350.1               --            410.5
                                           ----------       ----------       ----------       ----------       ----------
          Total liabilities                   2,896.6            131.7          2,364.2         (1,555.1)         3,837.4
                                           ----------       ----------       ----------       ----------       ----------

Minority interests                                 --               --              9.5               --              9.5
                                           ----------       ----------       ----------       ----------       ----------

Equity:
     Member's equity, 1,000 units             1,026.1               --               --               --          1,026.1
     Subsidiary equity                             --          2,356.0            750.1         (3,106.1)              --
     Retained earnings                          288.2            602.5            224.3           (826.8)           288.2
     Accumulated other
       comprehensive loss                      (166.7)          (197.6)           (65.9)           263.5           (166.7)
                                           ----------       ----------       ----------       ----------       ----------
          Total equity                        1,147.6          2,760.9            908.5         (3,669.4)         1,147.6
                                           ----------       ----------       ----------       ----------       ----------
Total liabilities and equity               $  4,044.2       $  2,892.6       $  3,282.2       $ (5,224.5)      $  4,994.5
                                           ==========       ==========       ==========       ==========       ==========

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS
DECEMBER 31, 2000 (UNAUDITED) (Dollars in Millions)
--------------------------------------------------------------------------------

                                         Parent Only                                                              Consolidated
                                           Huntsman                               Non-                               Huntsman
                                        International      Guarantors          Guarantors       Eliminations      International
                                        --------------     ------------      -------------    ---------------    --------------
             ASSETS
             ------
Current assets:
     Cash and cash equivalents           $        5.7       $     --          $     60.4       $      --          $       66.1
     Accounts and notes
           receivable, net                       71.8             66.2             509.1             (93.2)              553.9
     Inventories                                 61.9             63.3             371.2              --                 496.4
     Other current assets                        37.8             88.7              88.3            (129.1)               85.7
                                        -------------      -----------       -----------      ------------       -------------
         Total current assets                   177.2            218.2           1,029.0            (222.3)            1,202.1

Property, plant and equipment,
     net                                        592.3            358.2           1,753.4              --               2,703.9
Investment in unconsolidated
     affiliates                               2,631.2            842.1               1.2          (3,317.8)              156.7
Other noncurrent assets                         415.8          1,254.1             313.0          (1,230.2)              752.7
                                        -------------      -----------       -----------      ------------       -------------
         Total assets                    $    3,816.5       $  2,672.6        $  3,096.6       $  (4,770.3)       $    4,815.4
                                        =============      ===========       ===========      ============       =============

 LIABILITIES AND EQUITY
 ----------------------
Current liabilities:
     Accounts payable and
           accrued liabilities           $      189.4       $    114.5        $    653.9       $    (127.5)       $      830.3
     Current portion of long-term
           debt                                   0.2             --                 7.3              --                   7.5
     Other current liabilities                   73.4             30.0              23.8             (94.8)               32.4
                                        -------------      -----------       -----------      ------------       -------------
         Total current                          263.0            144.5             685.0            (222.3)              870.2
         liabilities

Long-term debt                                2,368.1             --             1,205.1          (1,230.2)            2,343.0
Other noncurrent liabilities                     56.7              4.0             403.2              --                 463.9
                                        -------------      -----------       -----------      ------------       -------------
         Total liabilities                    2,687.8            148.5           2,293.3          (1,452.5)            3,677.1
                                        -------------      -----------       -----------      ------------       -------------

Minority interests                               --               --                 9.6              --                   9.6
                                        -------------      -----------       -----------      ------------       -------------

Equity:
     Member's equity, 1,000 units             1,026.1             --                --                --               1,026.1
     Subsidiary equity                           --            2,331.4             726.6          (3,058.0)               --
     Retained earnings                          223.3            361.7             123.9            (485.6)              223.3
     Accumulated other
           comprehensive loss                  (120.7)          (169.0)            (56.8)            225.8              (120.7)
                                        -------------      -----------       -----------      ------------       -------------
         Total equity                         1,128.7          2,524.1             793.7          (3,317.8)            1,128.7
                                        -------------      -----------       -----------      ------------       -------------
Total liabilities and equity             $    3,816.5       $  2,672.6        $  3,096.6       $  (4,770.3)       $    4,815.4
                                        =============      ===========       ===========      ============       =============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
----------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) (Dollars in Millions)
----------------------------------------------------------------------


                                    Parent Only                                                              Consolidated
                                      Huntsman                               Non-                              Huntsman
                                   International       Guarantors        Guarantors        Eliminations      International
                                   ---------------    -------------     -------------    ---------------    --------------
Revenues:
     Trade sales and services       $      150.5       $    167.4        $    725.7       $      --          $    1,043.6
     Related party sales                    37.8             28.5              98.3             (79.1)               85.5
     Tolling fees                           --                4.1               0.2              --                   4.3
                                   ---------------    -------------     -------------    ---------------    --------------
         Total revenue                     188.3            200.0             824.2             (79.1)            1,133.4
Cost of goods sold                         132.7            177.8             762.4             (79.1)              993.8
                                   ---------------    -------------     -------------    ---------------    --------------
Gross profit                                55.6             22.2              61.8              --                 139.6

Expenses:
     Selling, general and
       administrative                       38.0             (5.7)             46.0              --                  78.3
     Research and development               12.5              0.8               1.9              --                  15.2
                                   ---------------    -------------     -------------    ---------------    --------------
         Total expenses                     50.5             (4.9)             47.9              --                  93.5
                                   ---------------    -------------     -------------    ---------------    --------------
Operating income                             5.1             27.1              13.9              --                  46.1

Interest expense (income), net              59.0            (25.5)             24.6              --                  58.1
Loss on sale of accounts
     receivable                              0.8              1.0               0.3              --                   2.1
 Equity in earnings of
     unconsolidated affiliates              89.3             37.7              --              (127.0)               --
Other expense                                0.2             --                 0.9              --                   1.1
                                   ---------------    -------------     -------------    ---------------    --------------
Income (loss) before income
     taxes                                  34.4             89.3             (11.9)           (127.0)              (15.2)
Income tax benefit                          --               --               (50.2)             --                 (50.2)
Minority interests in subsidiaries          --               --                 0.6              --                   0.6
                                   ---------------    -------------     -------------    ---------------    --------------
Net income before accounting
     change                                 34.4             89.3              37.7            (127.0)               34.4
Cumulative effect of accounting
     change                                 --               --                --                --                  --
                                   ---------------    -------------     -------------    ---------------    --------------
Net income                                  34.4             89.3              37.7            (127.0)               34.4
Other comprehensive income                  57.3            114.2              44.4            (158.6)               57.3
                                   ---------------    -------------     -------------    ---------------    --------------
Comprehensive income                $       91.7       $    203.5        $     82.1       $    (285.6)       $       91.7
                                   ===============    =============     =============    ===============    ==============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
-----------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) (Dollars in Millions)
-----------------------------------------------------------------------


                                    Parent Only                                                              Consolidated
                                      Huntsman                               Non-                              Huntsman
                                   International       Guarantors        Guarantors        Eliminations      International
                                   ---------------    -------------     -------------    ---------------    --------------
Revenues:
     Trade sales and services       $      276.9       $     48.0        $    674.6       $      --          $      999.5
     Related party sales                    54.9             12.7             131.1             (72.0)              126.7
     Tolling fees                           10.7             --                --                --                  10.7
                                   ---------------    -------------     -------------    ---------------    --------------
         Total revenue                     342.5             60.7             805.7             (72.0)            1,136.9
Cost of goods sold                         278.0             51.8             683.7             (72.0)              941.5
                                   ---------------    -------------     -------------    ---------------    --------------
Gross profit                                64.5              8.9             122.0              --                 195.4

Expenses:
     Selling, general and
       administrative                       24.3              1.4              47.3              --                  73.0
     Research and development               11.8             --                 3.4              --                  15.2
                                   ---------------    -------------     -------------    ---------------    --------------
         Total expenses                     36.1              1.4              50.7              --                  88.2
                                   ---------------    -------------     -------------    ---------------    --------------
Operating income                            28.4              7.5              71.3              --                 107.2

Interest expense (income), net              59.4            (32.6)             29.2              --                  56.0
Loss on sale of accounts
     receivable                             --               --                --                --                  --
 Equity in earnings of
     unconsolidated affiliates              71.1             31.0              --              (102.1)               --
Other expense (income)                      (0.9)            --                 1.6              --                   0.7
                                   ---------------    -------------     -------------    ---------------    --------------
Income before income taxes                  41.0             71.1              40.5            (102.1)               50.5
Income tax expense                          --               --                 8.7              --                   8.7
Minority interests in subsidiaries          --               --                 0.8              --                   0.8
                                   ---------------    -------------     -------------    ---------------    --------------
Net income                                  41.0             71.1              31.0            (102.1)               41.0
Other comprehensive loss                   (74.1)          (108.2)            (30.2)            138.4               (74.1)
                                   ---------------    -------------     -------------    ---------------    --------------
Comprehensive income (loss)         $      (33.1)      $    (37.1)       $      0.8       $      36.3        $      (33.1)
                                   ===============    =============     =============    ===============    ==============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
----------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) (Dollars in Millions)
----------------------------------------------------------------------


                                    Parent Only                                                  Consolidated
                                      Huntsman                        Non-                        Huntsman
                                   International   Guarantors      Guarantors    Eliminations   International
                                   -------------- -------------  -------------  --------------- --------------
Revenues:
     Trade sales and services       $      465.8   $    517.7     $  2,267.1     $      --       $    3,250.6
     Related party sales                   124.8        111.7          310.2         245.1)             301.6
     Tolling fees                             --         16.5            0.4            --               16.9
                                    ------------   ----------     ----------     ---------       ------------
         Total revenue                     590.6        645.9        2,577.7        (245.1)           3,569.1
Cost of goods sold                         453.2        568.3        2,316.5        (245.1)           3,092.9
                                    ------------   ----------     ----------     ---------       ------------
Gross profit                               137.4         77.6          261.2            --              476.2

Expenses:
     Selling, general and
           administrative                   93.0         10.4          129.3            --              232.7
     Research and development               39.7          2.9            4.5            --               47.1
                                    ------------   ----------     ----------     ---------       ------------
         Total expenses                    132.7         13.3          133.8            --              279.8
                                    ------------   ----------     ----------     ---------       ------------
Operating income                             4.7         64.3          127.4            --              196.4

Interest expense (income), net             177.3        (79.9)          74.9            --              172.3
Loss on sale of accounts
     receivable                              1.9          3.8            1.8            --                7.5
 Equity in earnings of
      unconsolidated affiliates            240.9        100.4             --        (341.2)               0.1
Other expense (income)                        --           --           (4.3)           --               (4.3)
                                    ------------   ----------     ----------     ---------       ------------
Income before income taxes                  66.4        240.8           55.0        (341.2)              21.0
Income tax benefit                            --           --          (47.0)           --              (47.0)
Minority interests in subsidiaries            --           --            1.6            --                1.6
                                    ------------   ----------     ----------     ---------       ------------
Net income before accounting
    change                                  66.4        240.8          100.4        (341.2)              66.4
Cumulative effect of accounting
     change                                 (1.5)        --               --            --               (1.5)
                                    ------------   ----------     ----------     ---------       ------------
Net income                                  64.9        240.8          100.4        (341.2)              64.9
Other comprehensive loss                   (46.0)       (28.6)          (9.1)         37.7              (46.0)
                                    ------------   ----------     ----------     ---------       ------------
Comprehensive income                $       18.9   $    212.2     $     91.3     $  (303.5)      $       18.9
                                    ============   ==========     ==========     =========       ============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
----------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) (Dollars in Millions)
----------------------------------------------------------------------

                                     Parent Only                                                        Consolidated
                                      Huntsman                            Non-                            Huntsman
                                    International     Guarantors       Guarantors      Eliminations     International
                                   ---------------   -------------    -------------   --------------   ---------------
Revenues:
     Trade sales and services       $      816.8      $    145.8       $  1,994.2      $        --       $    2,956.8
     Related party sales                   142.5            33.5            370.7           (188.0)             358.7
     Tolling fees                           31.0              --               --               --               31.0
                                   -------------     -----------      -----------     ------------      -------------
         Total revenue                     990.3           179.3          2,364.9           (188.0)           3,346.5
Cost of goods sold                         772.2           150.1          2,029.7           (188.0)           2,764.0
                                   -------------     ------------     -----------     ------------      -------------
Gross profit                               218.1            29.2            335.2               --              582.5

Expenses:
     Selling, general and
       administrative                       84.4             8.8            112.0               --              205.2
     Research and development               33.8              --             11.1               --               44.9
                                   -------------     -----------      -----------     ------------      -------------
         Total expenses                    118.2             8.8            123.1               --              250.1
                                   -------------     -----------      -----------     ------------      -------------
Operating income                            99.9            20.4            212.1               --              332.4

Interest expense (income), net             170.8           (97.1)            91.3               --              165.0
Loss on sale of accounts
     receivable                               --              --               --               --                 --
Equity in earnings of
     unconsolidated affiliates             211.2            93.7               --           (304.9)                --
Other expense (income)                      (1.0)             --              3.4               --                2.4
                                   -------------     -----------      -----------     -------------     -------------
Income before income taxes                 141.3           211.2            117.4           (304.9)             165.0
Income tax expense                            --              --             21.6               --               21.6
Minority interests in
subsidiaries                                  --              --              2.1               --                2.1
                                   -------------     -----------      -----------     -------------     -------------
Net income                                 141.3           211.2             93.7           (304.9)             141.3
Other comprehensive loss                  (156.1)         (214.4)           (60.2)           274.6             (156.1)
                                   -------------     -----------      -----------     -------------     -------------
Comprehensive income (loss)         $      (14.8)     $     (3.2)      $     33.5      $     (30.3)      $      (14.8)
                                   =============     ===========      ===========     =============     =============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
-----------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) (Dollars in Millions)
--------------------------------------------------------------------------------

                                       Parent Only                                                             Consolidated
                                         Huntsman                             Non-                               Huntsman
                                      International      Guarantors        Guarantors        Eliminations      International
                                     ---------------    -------------     ------------      --------------    ---------------
Net cash provided by (used in)
     operating activities             $     (120.3)      $    127.4        $    180.4         $        --       $      187.5
                                     -------------      -----------       -----------        ------------      -------------

Investing activities:
Acquisition of businesses                       --            (29.1)           (180.4)                 --             (209.5)
Capital expenditures                         (25.4)            (2.7)           (170.6)                 --             (198.7)
Cash received from
     unconsolidated affiliates                  --              5.7                --                  --                5.7
Advances to unconsolidated
     affiliates                               (2.2)              --                --                  --               (2.2)
                                     -------------      -----------       -----------        ------------      -------------
Net cash used in investing
     activities                              (27.6)           (26.1)           (351.0)                 --             (404.7)
                                     -------------      -----------       -----------        ------------      -------------

Financing activities:
Borrowings under credit facilities              --               --               6.4                  --                6.4
Repayments of credit facilities              (18.2)              --                --                  --              (18.2)
Issuance of senior subordinated
     notes                                   233.2               --                --                  --              233.2
Debt issuance costs                           (5.3)              --                --                  --               (5.3)
Cash contributions by parent                    --            706.2           2,540.4            (3,246.6)                --
Cash distributions from
     subsidiaries                          3,146.7               --                --            (3,146.7)                --
Cash distributions to parent                    --           (661.6)         (2,485.1)            3,146.7                 --
Cash distributions to
         subsidiaries                     (3,195.5)           (51.1)               --             3,246.6                 --
Intercompany advances - net of
     repayments                               (5.5)           (91.3)             96.8                  --                 --
                                     -------------      -----------       -----------        ------------      -------------
Net cash provided by (used in)
     financing activities                    155.4            (97.8)            158.5                  --              216.1
                                     -------------      -----------       -----------        ------------      -------------

Effect of exchange rate changes
     on cash                                 (13.2)            (3.4)             (5.7)                 --              (22.3)
                                     -------------      -----------       -----------        ------------      -------------
Increase (decrease) in cash and
     cash equivalents                         (5.7)             0.1             (17.8)                 --              (23.4)
Cash and cash equivalents at
     beginning of period                       5.7               --              60.4                  --               66.1
                                     -------------      -----------       -----------        ------------      -------------
Cash and cash equivalents at
     end of period                    $         --       $      0.1        $     42.6         $        --       $       42.7
                                     =============      ===========       ===========        ============      =============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
-----------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) (Dollars in Millions)
--------------------------------------------------------------------------------

                                       Parent Only                                                    Consolidated
                                        Huntsman                          Non-                           Huntsman
                                      International     Guarantors     Guarantors     Eliminations    International
                                     ---------------   ------------   ------------   --------------  ---------------
Net cash provided by (used in)
     operating activities             $      (44.2)     $    110.7     $    129.7      $        --     $      196.2
                                     -------------     -----------    -----------     ------------    -------------

Investing activities:
Acquisition of other businesses             (132.9)             --          (14.0)              --           (146.9)
Capital expenditures                         (28.3)           (0.8)         (96.3)              --           (125.4)
Cash received from
     unconsolidated affiliates                  --             7.5             --               --              7.5
Advances to unconsolidated
     affiliates                               (9.0)             --             --               --             (9.0)
                                     -------------     -----------    -----------     ------------    -------------
Net cash provided by (used in)
     investing activities                   (170.2)            6.7         (110.3)              --           (273.8)
                                     -------------     -----------    -----------     ------------    -------------

Financing activities:
Borrowings under credit facilities           100.0              --             --               --            100.0
Repayment of credit facilities               (35.7)             --           (2.4)              --            (38.1)
Cash contributions by parent                    --           203.5           19.2           (222.7)              --
Cash distributions from subsidiaries         222.1              --             --           (222.1)              --
Cash distributions to parent                  (8.0)         (222.1)            --            222.1             (8.0)
Cash distributions to subsidiaries          (203.5)          (19.2)            --            222.7               --
Intercompany advances - net of
     repayments                              134.1           (79.8)         (54.3)              --               --
                                     -------------     -----------    -----------     ------------    -------------
Net cash provided by (used in)
     financing activities                    209.0          (117.6)         (37.5)              --             53.9
                                     -------------     -----------    -----------     ------------    -------------

Effect of exchange rate changes
     on cash                                    --              --          (12.1)              --            (12.1)
                                     -------------     -----------    -----------     ------------    -------------
Decrease in cash and cash
     equivalents                              (5.4)           (0.2)         (30.2)              --            (35.8)
Cash and cash equivalents at
     beginning of period                       9.0             0.2          129.7               --            138.9
                                     -------------     -----------    -----------     ------------    -------------
Cash and cash equivalents at
      end of period                   $        3.6      $       --     $     99.5      $        --     $      103.1
                                     =============     ===========    ===========     ============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Huntsman International LLC ("Huntsman International" or the "Company") is a global manufacturer and marketer of specialty and commodity chemicals through three principal businesses: specialty chemicals, petrochemicals, and titanium dioxide. The Company is a wholly-owned subsidiary of Huntsman International Holdings LLC ("Holdings"). The Company's global specialty chemicals business produces and markets propylene oxide, which is commonly referred to in the chemicals industry as "PO," and a complete line of polyurethane chemicals, including methylene diphenyl diisocyanate, commonly referred to in the chemicals industry as "MDI"; toluene diisocyanate, commonly referred to in the chemicals industry as "TDI"; polyols; thermoplastic polyurethane, commonly referred to in the chemicals industry as "TPU"; ethyleneamines; surfactants; polyurethane systems and aniline, with an emphasis on MDI-based products. Customers of the Company use polyurethane products in a wide variety of polyurethane applications, including automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning and adhesives. PO is used in a variety of applications, the largest of which is the production of polyols sold into the polyurethane chemicals market. Surfactants and surfactant intermediates are used primarily in consumer detergents, toiletries, baby shampoos and personal care products, as well as for a wide range of industrial end-uses. The Company's petrochemicals business produces olefins and aromatics at its integrated facilities in northern England. Olefins and aromatics are the key building blocks for the petrochemical industry and are used in plastics, synthetic fibers, packaging materials and a wide variety of other applications. The Company's titanium dioxide business operates under the trade name "Tioxide." Titanium dioxide is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, synthetic fibers and ceramics.

Recent Events

     Proposed Investment by Bain and Blackstone

     In July 2001, Huntsman Corporation, Huntsman Specialty Chemicals Corporation ("HSCC") and Holdings entered into letter agreements with Bain Capital, L.L.C. ("Bain") and Blackstone Capital Partners III Merchant Banking Fund, L.P. ("Blackstone") relating to a proposed investment by Bain and Blackstone. Those letter agreements have expired. There can be no assurance that any new proposal will be made or, if so, that any transaction would be pursued or consummated. In addition, there can be no assurance as to the terms of any such transaction.

     Restricted Payments

     Because of the restrictions contained in the indentures governing the outstanding high-yield notes of Holdings and the senior subordinated notes of the Company, the Company is presently unable to make any "restricted payments," including (i) any dividends, distributions or other payments to holders of its equity interests or (ii) payments to purchase, redeem or otherwise acquire or retire for value any of its equity interests, subject to certain exceptions contained in such indentures.

     Sale by ICI Alta of Holdings' Equity Interests

     Pursuant to the Membership Interest Option Agreement, dated November 2, 2000, as amended (the "Option Agreement"), between Imperial Chemicals Industries PLC ("ICI"), ICI Alta Inc. ("ICI Alta") and HSCC, on October 30, 2001 ICI Alta exercised its put right requiring HSCC or its nominee to purchase ICI Alta's 30% equity stake in Holdings. On November 2, 2001, ICI Alta and HSCC agreed to extend the timetable for the completion of ICI Alta's put option arrangements under the Option Agreement to allow time for completion of a new agreement. The proposed new agreement would replace ICI Alta's existing put arrangements and would provide a new arrangement for the acquisition of ICI Alta's equity stake in Holdings. The negotiations are at an advanced stage and the parties are negotiating the remaining open issues; however, there can be no assurance that the parties will reach an agreement.

     MTBE Developments

     Denmark has recently proposed to the European Union ("EU") that a directive be issued, taking effect in 2005, allowing individual EU countries to ban the use of MTBE. Currently no other EU member countries have joined Denmark's proposal. Independent of its EU proposal, Denmark has entered into a voluntary agreement with refiners that will significantly reduce the sale of MTBE in Denmark. The agreement calls for refiners to cease using MTBE in 92- and 95-octane gasoline by May 1, 2002;

however, MTBE will still be an additive in a limited amount of 98-octane gasoline sold in 100 selected service stations in Denmark.

     In the United States, the state of New York has proposed a ban on the sale of MTBE in New York. The Oxygenated Fuel Association ("OFA"), an organization representing MTBE producers, challenged the proposed ban in federal court in New York. In a motion for summary judgment, OFA asserted that the state of New York was precluded by the doctrine of federal preemption from banning MTBE sales in the state because of the federal oxygenate requirement under the federal Clean Air Act. The court, however, rejected OFA's motion. Although this ruling was based on the court's determination that there are factual issues precluding summary judgment, the ruling tends to provide some support for the theory that an individual state can act unilaterally to preclude the sale of MTBE within its jurisdiction. Several states have promulgated such bans, which are scheduled to take effect variously over the next several years. OFA will continue to pursue the New York case, as well as a similar case in California. Pending Congressional action to ban the sale of MTBE in the future, and the pendency of the United States Environmental Protection Agency's administrative process to ban the manufacture and sale of the chemical in the United States, also remain.

     North Tees

     The U.K. Environmental Agency ("EA") issued an Enforcement Notice on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees, allegedly following a dewatering procedure at the Company's North Tees site. The Company has complied with this Enforcement Notice. The Company's discussions with EA and EA investigations into the incident are continuing; if the EA finds the Company legally responsible, the Company could face legal action and possible penalties. Management does not believe that, even if such action is initiated and the Company is ultimately found to be legally responsible, the probable penalties would be material to the financial position or results of operations of the Company.

     Recently Issued Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. The Company is currently evaluating the effects of adopting these pronouncements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on January 1, 2002. The Company is currently evaluating the effects of adopting this pronouncement.

     Subsequent Event

     The Company has announced the first phase of a cost reduction program which includes the closure of its Shepton Mallet facility in 2002. The program also includes reductions in force of approximately 200 employees at Shepton Mallet and other locations during the fourth quarter of 2001 and during the first half of 2002. The implementation of the first phase of this program will result in a charge of approximately $25 million in the fourth quarter of 2001, with further charges of approximately $13 million expected in 2002.

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000 (unaudited) (in millions).

                                             Three Months      Three Months       Nine Months       Nine Months
                                                Ended             Ended              Ended             Ended
                                             September 30,     September 30,     September 30,     September 30,
                                                 2001              2000               2001             2000
                                                 ----              ----               ----             ----
Specialty Chemicals sales                     $     631         $     549         $   1,937         $   1,589
Petrochemicals sales                                282               345               953             1,017
Tioxide sales                                       220               243               679               740
                                              ---------         ---------         ---------         ---------
Total revenues                                    1,133             1,137             3,569             3,346
Cost of goods sold                                  993               942             3,093             2,764
                                              ---------         ---------         ---------         ---------
Gross profit                                        140               195               476               582
Expenses of selling, general,
     administrative, research and
     development                                     94                88               280               250
                                              ---------         ---------         ---------         ---------
Operating income                                     46               107               196               332
Interest expense, net                                58                56               172               165
Loss on sale of accounts receivable                   2                --                 7                --
Other (income) expense                                1                 1                (4)                2
                                              ---------         ---------         ---------         ---------
Income (loss) before income taxes and
     minority interest                              (15)               50                21               165
Income tax expense (benefit)                        (50)                8               (47)               22
Minority interests in subsidiaries                    1                 1                 2                 2
                                              ---------         ---------         ---------         ---------
Net income before accounting change                  34                41                66               141
Cumulative effect of accounting
     change                                          --                --                (1)               --
                                              ---------         ---------         ---------         ---------
Net income                                    $      34         $      41         $      65         $     141
                                              =========         =========         =========         =========

Depreciation and amortization                 $      61         $      53         $     178         $     160
                                              =========         =========         =========         =========

EBITDA (1)                                    $     104         $     159         $     371         $     490
Loss on sale of accounts receivable (2)               2                --                 7                --
                                              ---------         ---------         ---------         ---------
Adjusted EBITDA                               $     106         $     159         $     378         $     490
                                              =========         =========         =========         =========


(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which the Company assesses its financial performance and debt service capabilities, and because certain covenants in the Company's borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States ("US GAAP") or as a measure of a company's profitability or liquidity. While EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(2) For purposes of the Company's senior credit facility covenants, loss on sale of accounts receivable related to the securitization program is excluded from the computation of EBITDA.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenues

     Revenues for the three months ended September 30, 2001 remained relatively unchanged at $1,133 million compared to $1,137 million during the same period in 2000. The slight decrease in revenues resulted from decreases in sales in both the petrochemicals and tioxide segments, which were offset by an increase in sales in the Company's specialty chemicals segment. Sales in the specialty chemicals segment benefited from the acquisition of the TPU, ethyleneamines and surfactants businesses.

     Specialty Chemicals - The Company's specialty chemicals sales, excluding
     -------------------
the effect of non-comparable acquisitions, decreased by $46 million, or 8%, for the three months ended September 30, 2001 as compared to the same period in 2000. Total specialty chemicals sales increased by $82 million, or 15%, for the three months ended September 30, 2001 as compared to the same period in 2000. Total

MDI sales volumes decreased by 9% from the 2000 period. Recovery in the Asian economies led to an increase in sales volumes of 2% in that region, while in Europe, sales volumes fell by 1%. In the Americas, sales volumes decreased by 18% from the prior year due to weaker demand resulting from economic slowdown. Polyol sales volumes grew by 10% with the increase attributable to increased sales volumes in Asia, Europe and the Americas. Higher polyols sales volumes were partially offset by a 1% decrease in average selling prices compared to the same period in 2000. Decreased average selling prices were largely the result of the weakening in the value of the euro versus the U.S. dollar. PO sales revenue decreased by 2%, resulting from a 22% decrease in average selling price which was partially offset by a 25% increase in sales volumes. MTBE sales revenue fell by 20% due to a 22% decrease in average selling price for MTBE. The decrease in average selling price for MTBE is primarily attributable to reduced demand for MTBE in reformulated gasoline. Non-comparable sales from TPU, ethyleneamines and surfactants were $128 million. Ethyleneamines and surfactants were not present in the comparable period in 2000. TPU is included beginning September of 2000.

     Petrochemicals - The Company's petrochemicals sales decreased by $63
     --------------
million, or 18%, for the three months ended September 30, 2001 as compared to the same period in 2000. Sales volumes of ethylene fell by 14% while sales volumes of propylene decreased by 9%. The reduction in sales was due to material on exchange with other producers to be returned during the Company's 2002 scheduled turnaround. In aromatics, sales volumes of benzene rose by 53%, while sales volumes of cyclohexane fell by 3% due to production limitations. Paraxylene sales fell by 30% due to lower shipments to a significant customer that underwent a plant overhaul in September. Ethylene, propylene, benzene and cyclohexane average selling prices were 18%, 29%, 40% and 37% lower, respectively, primarily due to weaker demand and oversupply in the market.

     Tioxide - The Company's tioxide sales decreased $23 million, or 9%, for the
     -------
three months ended September 30, 2001 as compared to the same period in 2000. Sales volumes decreased by 2% compared to the 2000 period due to weakening of demand, particularly in the European market. Average selling prices decreased by 7% with the weakness of the euro against the U.S. dollar contributing to the decline.

     Gross Profit

     Gross profit for the three months ended September 30, 2001 decreased by $55 million, or 28%, to $140 million from $195 million in 2000.

     Specialty Chemicals - Gross profit on MDI and polyols increased 7% and 10%,
     -------------------
respectively. Lower volumes were more than offset by decreased raw material costs. Lower average selling prices for MTBE and PO were partly offset by a significant decrease in the cost of the key PO/MTBE raw materials including isobutane, propylene, methanol and by lower energy costs. Non-comparable gross profit from TPU, ethyleneamines and surfactants was $16 million. Ethyleneamines and surfactants were not present in the comparable period in 2000. TPU is included beginning September of 2000.

     Petrochemicals - Petrochemicals gross profit decreased by 131% as lower
     --------------
average selling prices more than offset recent decreases in the price of the main raw material, naphtha. Gross profit was also reduced by the effect of lower feedstock prices rolling through to inventory valuations.

     Tioxide - Gross profit decreased by 51% for the period as lower revenues
     -------
and increased raw material and utility costs more than offset cost reductions from the Company's on-going manufacturing excellence program.

     Selling, General and Administrative Expenses (including Research and Development Expenses)

     Selling, general and administrative expenses (including research and development expenses) ("SG&A (including R&D)") in the three months ended September 30, 2001 increased by $6 million, or 7%, to $94 million from $88 million in 2000.

     Specialty Chemicals - SG&A (including R&D) in 2001 increased by 9% largely
     -------------------
due to the SG&A expenses associated with businesses acquired since September 30, 2000.

     Petrochemicals - SG&A (including R&D) in 2001 decreased 38% primarily due
     --------------
to foreign currency exchange gains.

     Tioxide - SG&A (including R&D) in 2001 increased by 36% primarily due to
     -------
foreign currency exchange losses.

     Interest Expense

     Net interest expense in the three months ended September 30, 2001 remained relatively unchanged compared to the same period in 2000.

     Other Expense

     Other expense in the three months ended September 30, 2001 remained relatively unchanged compared to the same period in 2000.

     Income Taxes

     Income taxes in the three months ended September 30, 2001 decreased by $58 million, to a benefit of $50 million from an expense of $8 million in the same period in 2000. The effective income tax rate decreased from the 2000 period due to a change in the mix of income (loss) earned in the U.S. versus international locations.

     Net Income

     Net income in the three months ended September 30, 2001 decreased by $7 million to $34 million from $41 million during 2000 as a result of the factors discussed above.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

     Revenues

     Revenues for the nine months ended September 30, 2001 increased by $223 million, or 7%, to $3,569 million from $3,346 million during the same period in 2000. The increase in revenues resulted from decreases in sales in both the petrochemicals and tioxide segments, which were more than offset by an increase in sales in the Company's specialty chemicals segment. Sales in the specialty chemicals segment benefited from the acquisition of the TPU, ethyleneamines, surfactants and performance chemicals businesses.

     Specialty Chemicals - The Company's specialty chemicals sales, excluding
     -------------------
non-comparable acquisitions, were relatively unchanged compared to the same period in 2000. Total specialty chemicals sales increased by $348 million, or 22%, for the nine months ended September 30, 2001, as compared to the same period in 2000. Total MDI sales volumes remained relatively unchanged compared to the 2000 period. A strong recovery in the Asian economies led to an increase in sales volumes of 34% in that region, while in Europe, sales volumes grew by 6%. In the Americas, sales volumes decreased by 14% from the prior year period due to weaker demand resulting from economic slowdown. Polyol sales volumes grew by 6% with the increase attributable to increased sales in all three regions. These gains were offset by a 2% decrease in the average selling price for polyols compared to the same period in 2000, a substantial portion of which was due to a weakening in the value of the euro versus the U.S. dollar. PO sales revenues were relatively unchanged compared to the 2000 period. MTBE sales revenue increased by 1% due to a 2% increase in volumes, which was partially offset by a 1% decrease in the average selling price for MTBE. Non-comparative sales from TPU, ethyleneamines, surfactants and performance chemicals were $354 million. Ethyleneamines and surfactants were not present in the comparable period in 2000. TPU is included beginning September of 2000 and performance chemicals are included beginning July of 2000.

     Petrochemicals - The Company's petrochemicals sales decreased by $64
     --------------
million, or 6%, for the nine months ended September 30, 2001, as compared to the same period in 2000. Sales volumes of ethylene fell by 10% while sales volumes of propylene decreased by 3%. Ethylene production increased by 2% but the reduction in sales was due to material on exchange with other producers to be returned during the Company's 2002 scheduled turnaround. In aromatics, sales volumes of benzene rose by 32% while sales volumes of cyclohexane and paraxylene fell by 16% and 7%, respectively. Ethylene and propylene average selling prices were 9% and 15% lower, respectively. Benzene and cyclohexane average selling prices were 9% and 10% lower, respectively. Paraxylene average selling price increased by 4%.

     Tioxide - The Company's tioxide sales decreased by $61 million, or 8%, for
     -------
the nine months ended September 30, 2001, as compared to the same period in 2000. Sales volumes decreased by 6% compared to the 2000 period due to weakening of demand, particularly in the European and American markets. Average selling prices decreased by 3% as higher local currency selling prices were more than offset by the weakness of the euro against the U.S. dollar.

     Gross Profit

     Gross profit for the nine months ended September 30, 2001 decreased by $106 million, or 18%, to $476 million from $582 million in 2000.

     Specialty Chemicals - Gross profit on MDI and polyols decreased 8% and 10%,
     -------------------
respectively. While polyols benefited from increased sales volumes, this benefit was more than offset by higher raw material and energy costs and lower selling prices. Gross profit for PO/MTBE decreased due to lower volumes and average selling prices combined with an increase in the cost of key PO/MTBE raw materials including isobutane and methanol, and an increase in energy costs. Non-comparative gross profit from TPU, ethyleneamines, surfactants and performance chemicals was $45 million. Ethyleneamines and surfactants were not present in the comparable period in 2000. TPU is included beginning September of 2000 and performance chemicals are included beginning July of 2000.

     Petrochemicals - Petrochemicals gross profit decreased by 74% due to lower
     --------------
average selling prices discussed above. The price of the main raw material, naphtha, has decreased 8%, with the entire decrease occurring in the third quarter of 2001. This decrease was more than offset by lower average selling prices for petrochemical products. The weakness of the euro against the U.S. dollar has also contributed to the decrease in gross profit.

     Tioxide - Gross profit decreased by 26% for the period as cost reductions
     -------
from the Company's on-going manufacturing excellence program were more than offset by lower revenues and increased raw material and utility costs.

     Selling, General and Administrative Expenses (including Research and Development Expenses)

     SG&A (including R&D) in the nine months ended September 30, 2001 increased by $30 million, or 12%, to $280 million from $250 million in 2000.

     Specialty Chemicals - SG&A (including R&D) in 2001 increased by 20% largely
     -------------------
due to the SG&A expenses associated with businesses acquired since September 30, 2000.

     Petrochemicals - SG&A (including R&D) in 2001 decreased by 19% primarily
     --------------
due to foreign currency exchange gains.

     Tioxide - SG&A (including R&D) in 2001 remained relatively unchanged
     -------
compared to the 2000 period.

     Interest Expense

     Net interest expense in the nine months ended September 30, 2001 increased by $7 million, or 4% to $172 million from $165 million in 2000. The increase was primarily due to the decreased fair value of the Company's interest rate derivative contracts.

     Other Income/Expense

     Other income in the nine months ended September 30, 2001 increased by $6 million to income of $4 million from an expense of $2 million in the 2000 period, principally as a result of the sale of the Company's interest in Nippon Polyurethane Industry Co. Limited.

     Income taxes

     Income taxes in the nine months ended September 30, 2001 decreased by $69 million to a benefit of $47 million from expense of $22 million in the same period in 2000. The effective income tax rate decreased from the 2000 period due to a change in the mix of income (loss) earned in the U.S. versus international locations.

     Net income

     Net income in the 2001 period decreased by $76 million to $65 million from $141 million during 2000 as a result of the factors discussed above.

Changes in Financial Condition

     As of September 30, 2001, the Company's working capital (excluding current portion of long-term debt) increased by approximately $26.8 million to $366.2 million from $339.4 million at December 31, 2000. Approximately $64 million of the increase was attributable to acquisitions completed during the nine months ended September 30, 2001. This increase was partially offset by a reduction in cash of approximately $23 million. As of September 30, 2001, the Company's working capital (including current portion of long-term debt) decreased by $1,515.9 million from $331.9 million at December 31, 2000 to a negative $1,184.0 million. The decrease in working capital was the result of the reclassification of the Company's outstanding borrowings under its senior secured credit facilities to current portion of long-term debt.

Liquidity and Capital Resources

     Cash

     Net cash provided by operating activities for the nine months ended September 30, 2001 was $187.5 million, as compared to net cash provided by operating activities of $196.2 million in the same period in 2000. The decrease in cash provided was attributable to lower net income partially offset by a net decrease in working capital, excluding acquisitions, during the 2001 period as compared to the 2000 period.

     Net cash used in investing activities for the nine months ended September 30, 2001 was $404.7 million, as compared to $273.8 million for the same period in 2000. The increase in cash used was attributable to increased capital expenditures and increased spending on acquisitions during the 2001 period.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $216.1 million, as compared to net cash provided by financing activities of $53.9 million for the same period in 2000. During the 2001 period, the Company issued (euro)250 million of additional senior subordinated notes which were used, together with cash flows from operations, to fund acquisitions, capital expenditures and a portion of net working capital investment.

     Capital Expenditures

     Capital expenditures for the nine months ended September 30, 2001 were $198.7 million, an increase of $73.3 million as compared to the same period in 2000. The increase was primarily attributable to spending associated with the ongoing expansion of the Company's Greatham, UK titanium dioxide plant. The Company expects to spend approximately $50 to $75 million during the balance of 2001 on capital projects.

     Debt

     As of September 30, 2001, the Company had $20 million of outstanding borrowings under its $400 million revolving credit facility and had approximately $42.7 million in cash balances. The Company also maintains $80 million of short-term overdraft facilities, of which $48 million was available on September 30, 2001.

     As of September 30, 2001, the Company had outstanding variable rate borrowings of approximately $1,323 million and (euro)236 million. For the nine months ended September 30, 2001, the weighted average interest rate of these borrowings was 8.07% and 6.92%, respectively. These rates do not consider the effects of interest rate hedging activities.

     Holdings has guaranteed, on a senior basis, the Company's obligations under its senior secured credit facilities (the "Credit Facilities"). Holdings has also pledged 100% of the Company's membership interests as collateral for its obligations under the Credit Facilities.

     The Company is not in compliance with one of the financial covenants contained in the Credit Facilities. As a result, the Company currently cannot borrow additional amounts under, or otherwise have access to, the Credit Facilities. The Company is pursuing waivers under and amendments to the Credit Facilities which, among other things, would modify the financial covenants. Although there can be no assurance that such waivers and amendments will be obtained, the Company believes that it will obtain the necessary waivers and amendments. Unless and until such waivers and amendments are obtained, the Company's lenders could pursue certain remedies under the Credit Facilities, including (i) accelerating the debt thereunder, (ii) foreclosing on Holdings' pledge of the Company's equity, and (iii) requiring Holdings to fulfill its obligations under its guarantee. As a result, the Company has reclassified its borrowings under the Credit Facilities to current portion of long-term debt.

     Acceleration of the debt under the Credit Facilities would result in an "event of default" under the indentures governing the Company's outstanding senior subordinated notes (collectively, the "Indentures"), which could result in an acceleration of the obligations thereunder by the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes.

     A foreclosure on the Company's pledged equity by the lenders under the Credit Facilities would constitute a "change of control" under the Indentures. If a "change of control" occurs, each holder of such notes would have the right (the "change of control put right") to require the Company to purchase all the notes held by such holder at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, as of the date of purchase.

     A "change of control" could also be triggered by certain events affecting Huntsman Corporation. As of September 30, 2001, Huntsman Corporation had approximately $1.4 billion of outstanding borrowings under certain senior secured credit facilities (the "HC Credit Facilities"). As collateral for its obligations under the HC Credit Facilities, Huntsman Corporation has pledged its 80.1% equity ownership interest in Huntsman Specialty Chemicals Holdings Corp. ("HSCHC") to its lenders. HSCHC owns 100% of HSCC, which directly owns 60% of the membership interests of Holdings.

     Huntsman Corporation is not in compliance with certain financial covenants contained in the HC Credit Facilities and is seeking an agreement from its lenders that would provide for waivers, amendments and forbearance with respect to the HC Credit Facilities (the "Amendment Agreement"). Unless and until an Amendment Agreement is obtained, or until the lenders' rights are stayed, Huntsman Corporation's lenders could pursue certain remedies under the HC Credit Facilities, including accelerating the debt due under the HC Credit Facilities. Although Huntsman Corporation believes that it will obtain an acceptable Amendment Agreement, there can be no assurance that such an agreement will be obtained.

     Huntsman Corporation, Deutsche Banc Alex, Brown, Inc and Bankers Trust Company are currently negotiating a commitment letter pursuant to which a wholly-owned subsidiary of Huntsman Corporation would be provided with a new accounts receivable facility of not less than $80 million (the "New AR Facility"). Proceeds from the New AR Facility would be used, among other things, to provide liquidity to Huntsman Corporation and certain of its affiliates (not including the Company or its subsidiaries). The commitment to provide the New AR Facility is subject to certain conditions, including, but not limited to, the execution and delivery of the Amendment Agreement and the completion of satisfactory final documentation relating to the New AR Facility. Huntsman Corporation believes that it will obtain the New AR Facility; however, there can be no assurance as to the amount or terms of the New AR Facility or that the New AR Facility will be obtained.

     A foreclosure on the HSCHC stock pledged by Huntsman Corporation to its lenders would constitute a "change of control" under the Indentures and under the Credit Facilities. The occurrence of such "change of control" would
(i) entitle each holder of outstanding senior subordinated notes to exercise its change of control put right and (ii) be an event of default under the Credit Facilities which could result in an acceleration of the debt thereunder by the lenders. Under such circumstances there can be no assurance that the Company would have sufficient funds to purchase such notes.

     HSCHC, HSCC, Holdings and the Company have not guaranteed or provided any other credit support to the obligations of Huntsman Corporation under the HC Credit Facilities or under Huntsman Corporation's outstanding high-yield notes (the "HC Notes"). Neither any events of default under the HC Credit Facilities or the HC Notes nor the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under (i) the outstanding high-yield notes of Holdings, (ii) the Indentures or (iii) the Credit Facilities, except insofar as foreclosure on the stock of HSCHC would constitute a "change of control" as described in the preceding paragraph.

     In early October 2001, Huntsman Corporation engaged Dresdner Kleinwort Wasserstein, Inc. as its financial advisor and investment banker to assist Huntsman Corporation and certain of its domestic subsidiaries in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans.

     The Company's outstanding senior subordinated notes are subordinated in right of payment to all of its existing and future senior debt, including the Credit Facilities. Therefore, the Company's obligations to the lenders under the Credit Facilities would have to be fully satisfied before it can satisfy any change of control put right of, or make any payment to, the holders of its senior subordinated notes. As noted above, there can be no assurance that the Company would have sufficient funds to repay or purchase its outstanding senior subordinated notes.

     Conversion to Euros

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

Cautionary Statement for Forward Looking Information

     Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative of such terms or other comparable terminology, or by discussions of strategy. The Company may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements.

     All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon management's current expectations and various assumptions. Management's expectations, beliefs and projections are expressed in good faith and it believes there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Except as required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

     The Company's cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions, to reflect the currency denomination of its cash flows. The Company does not hedge its currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on its cash flows and earnings. As of September 30, 2001, the Company had outstanding foreign exchange forward contracts with third party banks of approximately $15 million. Predominantly, the Company's hedging activity is to sell forward the majority of its surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in year-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

     Under the terms of the Company's senior secured credit facilities, the Company is required to hedge a significant portion of its floating rate debt. As of September 30, 2001, the Company had entered into approximately $646 million notional amount of interest rate swap, cap and collar transactions, which have terms ranging from approximately nine months to thirty-nine months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate the Company to pay fixed amounts ranging from approximately 5.75% to approximately 7.0%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.6% to 7.5%. The Company has also entered into a euro-denominated swap transaction that obligates it to pay a fixed rate of approximately 4.3%. The Company does not hedge its interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on its cash flow and earnings. Assuming a 1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $15.2 million. This increase would be reduced by approximately $2.8 million as a result of the effects of the interest rate swap, cap and collar transactions described above.

     In order to reduce the Company's overall raw material costs, the petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. The Company does not hedge its commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on its cash flows and earnings. At September 30, 2001, the Company had forward purchase and sales contracts for 170,000 and 50,000 tonnes (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonnes of naphtha, the change would result in gains or losses of approximately $3 million, respectively.

PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities

     As of September 30, 2001, the Company was in default under one financial covenant specified in the documents governing its senior secured credit facilities (the "Credit Facilities"). Specifically, the Credit Facilities require the Company to maintain a Leverage Ratio (as defined in the Credit Facilities) equal to or less than 4.75x as of September 30, 2001. The Company failed to comply with this covenant as a result of the issues and developments discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

     The Company is currently pursuing waivers under, and amendments to, the Credit Facilities which, among other things, would modify the financial covenants. There can be no assurance that such waivers and amendments will be obtained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources--Debt." Unless and until such waivers and amendments are obtained, the Company's lenders could pursue certain remedies under the Credit Facilities including accelerating the debt due under the Credit Facilities. As a result, the Company has reclassified the outstanding borrowings under the Credit Facilities to current portion of long-term debt.

Item 6.   Exhibits and Reports on Form 8-K

     (a) The Company filed no reports on Form 8-K for the quarter ended September 30, 2001.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HUNTSMAN INTERNATIONAL LLC

                                     /s/ J. Kimo Esplin
                                    --------------------------------------------
                                    J. Kimo Esplin
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Authorized Signatory and Principal
                                    Financial and Accounting Officer)




Date:  November 19, 2001