Form 10-K
period 2001-12-31
HUNTSMAN INTERNATIONAL LLC
filed 2002-04-01
CIK 1089748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

Yes /X/    No / /

On March 31, 2002, 1,000 membership interests of Huntsman International LLC were outstanding.

================================================================================

                   HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                PAGE
PART I..........................................................................   1

     ITEM 1.  BUSINESS..........................................................   1

     ITEM 2.  PROPERTIES........................................................  21

     ITEM 3.  LEGAL PROCEEDINGS.................................................  22

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  22

PART II.........................................................................  23

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS...........................................................  23

     ITEM 6.  SELECTED FINANCIAL DATA...........................................  23

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.............................................  24

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.......  42

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  43

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE..............................................  43

PART III........................................................................  43

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  43

     ITEM 11. EXECUTIVE COMPENSATION............................................  47

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  51

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  51

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...  60


                   HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                          2001 FORM 10-K ANNUAL REPORT


     Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

     Market data used throughout this report was obtained from internal Company surveys and industry surveys and publications. These industry surveys and publications generally state that the information contained therein has been obtained from sources believed to be reliable. Results of internal Company surveys contained in this report, while believed to be reliable, have not been verified by any independent outside sources. References in this report to our market position and to industry trends are based on information supplied by Chem Systems, an international consulting and research firm, and International Business Management Associates, an industry research and consulting firm. We have not independently verified such market data.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Our company, Huntsman International LLC, formerly known as Huntsman ICI Chemicals LLC, is a Delaware limited liability company. All of our membership interests are owned by Huntsman International Holdings LLC, formerly known as Huntsman ICI Holdings LLC ("Huntsman International Holdings"). Huntsman International Holdings is a Delaware limited liability company and its membership interests are owned 60% by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), 30% by Imperial Chemicals Industries PLC ("ICI") and its affiliates and 10% by institutional investors. For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman International LLC and, where the context requires, its subsidiaries.

     The Company was formed in 1999 in connection with a transaction between Huntsman International Holdings, Huntsman Specialty and ICI (the "Transaction"). In that Transaction, on June 30, 1999, Huntsman International Holdings acquired ICI's polyurethane chemicals, selected petrochemicals and TiO2 businesses and Huntsman Specialty's propylene oxide ("PO") business. Huntsman International Holdings also acquired BP Chemicals Limited's 20% ownership interest in an olefins facility in Wilton, U.K. and certain related assets. Huntsman International Holdings then transferred the acquired businesses to us and to our subsidiaries. For a more detailed description of these transactions and our Company's structure, see "Item 13--Certain Relationships and Related Transactions--Company Background."

     We are a global manufacturer and marketer of specialty and commodity chemicals, with three principal businesses: Specialty Chemicals, Petrochemicals and Titanium Dioxide ("TiO2").

     o Our Specialty Chemicals business produces polyurethane, PO, surfactants and surfactant intermediaries. Our customers use our polyurethane products in a wide variety of polyurethane applications, including automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning and adhesives. PO is used in a variety of applications, the largest of which is the production of polyols sold into the polyurethane chemicals market. Our surfactants and surfactant intermediates are used primarily in consumer detergents, toiletries, baby shampoos and personal care products, as well as in a variety of industrial uses.

     o Our Petrochemicals business produces olefins and aromatics at integrated facilities in northern England. Olefins and aromatics are the key building blocks for the petrochemical industry and are used in plastic, synthetic fibers, packaging materials and a wide variety of other applications.

     o Our TiO2 business operates under the trade name "Tioxide." TiO2 is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, synthetic fibers and ceramics.

     For the year ended December 31, 2001, we had revenues of $4.6 billion and adjusted EBITDA of $398 million. For the year ended December 31, 2001, our Specialty Chemicals, Petrochemicals and TiO2 businesses represented 55%, 26% and 19%, respectively, of revenues. For additional information about the revenues, profit and total assets of each of our business segments, see "Notes to Consolidated Financial Statements--19. Industry Segment and Geographic Area Information." For the definition of adjusted EBITDA, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--2001 Actual Compared to 2000 Actual."

RECENT EVENTS

SENIOR NOTES OFFERING

     On March 18, 2002, we sold $300 million aggregate principal amount of our 9.875% Senior Notes due 2009 in a transaction exempt from the registration requirements of the Securities Act of 1933. We used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of our senior secured credit facilities. The balance of the net proceeds was used to repay amounts due under the term loan portion of the senior secured credit facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003. For more information, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Senior Notes Offering."

AMENDMENT OF OUR SENIOR SECURED CREDIT FACILITIES

     On March 15, 2002, we entered into an amendment to our senior secured credit facilities. This amendment, among other things, allowed us to (i) issue the senior notes, (ii) apply the proceeds of the offering of the senior notes to substantially reduce the amortization payments on the term loan portion of our senior secured credit facilities due in 2002 and 2003, and (iii) temporarily repay outstanding principal amounts under the revolving portion of our senior secured credit facilities. This amendment also adjusts certain financial covenant levels in 2002 and 2003. Additionally, this amendment provides that we will not, and will not permit any of our subsidiaries to, amend, modify or terminate any provisions of the recently offered senior notes. For more information, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COST REDUCTION PROGRAM

     We have announced the first phase of a cost reduction program in our Specialty Chemicals business which includes the closure of our Shepton Mallet, U.K. polyols manufacturing facility by the end of 2002. During 2001, the Company incurred $47 million in restructuring and plant closing costs. For more information, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Plant Closing Costs."

SALE OF EQUITY INTERESTS IN OUR PARENT COMPANY

     On November 2, 2000, ICI entered into certain agreements with Huntsman Specialty, Huntsman International Holdings and our Company, under which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers, and Huntsman Specialty or its permitted designated buyers have a right to buy, the 30% of the membership interests in Huntsman International Holdings, our parent company, that are indirectly held by ICI for $363.5 million plus interest from November 30, 2000 until the completion of such sale. Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase ICI's equity interest in Huntsman International Holdings. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under these agreements to, among other things, provide that the purchase of ICI's equity interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for ICI's equity interest. The amended option agreement also requires Huntsman Specialty to cause Huntsman International Holdings to pay up to $112 million of dividends to its members, subject to certain conditions. These conditions include the receipt of consent from our senior secured lenders and our ability to make restricted payments under the indentures governing our outstanding senior notes and senior subordinated notes, as well as the outstanding high yield notes of our direct parent, Huntsman International Holdings (the "HIH Notes"). In addition, in order to secure its obligation to pay the purchase price for ICI's equity interest, Huntsman Specialty granted ICI a lien on one-half of Huntsman Specialty's 60% equity interest in Huntsman International Holdings.

CERTAIN EVENTS AFFECTING HUNTSMAN CORPORATION AND HUNTSMAN POLYMERS CORPORATION

     We are party to certain arrangements described in this report with Huntsman Corporation, an entity that together with its affiliates indirectly holds 60% of our membership interests. See, "Item 13--Certain Relationships and Related Transactions." In October 2001, Huntsman Corporation engaged Dresdner Kleinwort Wasserstein, Inc. as its financial advisor and investment banker to assist Huntsman Corporation and certain of its domestic subsidiaries in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans.

     On December 20, 2001, Huntsman Corporation entered into a supplemental accounts receivable credit agreement (the "Supplemental Credit Agreement") with certain of the lenders under its existing senior credit facilities (the "Existing HC Credit Facilities"), pursuant to which a revolving loan facility of $40 million and a term loan facility of $110 million were made available. On the same date, Huntsman Corporation, which is not in compliance with certain financial covenants in the Existing HC Credit Facilities, entered into amendment, forbearance, and waiver agreements (collectively, the "Amendment Agreement") related to the Existing HC Credit Facilities. Under the Amendment Agreement, existing defaults and some future defaults were waived (but not the failure to pay incremental interest at a default rate ("Default Interest")), and the lenders agreed to forbear exercising rights and remedies arising from the failure to pay Default Interest, all until March 15, 2002 (the "Forbearance Period"). On March 15, 2002, the Forbearance Period was extended until June 30, 2002 by lenders holding a majority of the indebtedness under the Existing HC Credit Facilities.

     If the Forbearance Period is not extended beyond June 30, 2002, Huntsman Corporation's debt is not restructured, or the rights of the lenders under the Existing HC Credit Facilities are not otherwise stayed, the lenders could pursue their remedies, including acceleration of the indebtedness and foreclosure on collateral, which includes a pledge of Huntsman Corporation's 80.1% equity interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"). HSCHC owns 100% of Huntsman Specialty, which in turn owns 60% of our equity interests. Foreclosure on the HSCHC equity would result in a change of control within the meaning of the indentures governing our senior notes and senior subordinated notes, and our senior secured credit facilities.

     Huntsman Corporation failed to make the interest payment under its senior subordinated notes (the "HC Notes") on January 1, 2002. Huntsman Polymers Corporation, a wholly-owned subsidiary of Huntsman Corporation, failed to make the interest payment under its senior notes (the "Polymers Notes") due December 1, 2001. Huntsman Corporation and Huntsman Polymers Corporation are discussing the possible restructuring of their indebtedness with representatives of a majority of their noteholders. A restructuring could result in a change of control within the meaning of the indentures governing our senior notes and senior subordinated notes, our senior secured credit facilities, as well as under the indentures governing the HIH Notes.

     In connection with the December 2001 amendment of ICI's put option agreement, Huntsman Specialty pledged one-half of its 60% equity interest in Huntsman International Holdings, our direct parent, to ICI. A foreclosure by ICI on such equity would result in a change of control under the indentures governing our senior notes and senior subordinated notes, our senior secured credit facilities, as well as under the indentures governing the HIH Notes. A change of control would constitute a default under our senior secured credit facilities. It would also entitle (i) the holders of our senior notes and senior subordinated notes to exercise their rights to require us to repurchase these notes from them and (ii) the holders of the HIH Notes to exercise their rights to require Huntsman International Holdings to repurchase the HIH Notes from them. Under such circumstances there can be no assurance that we or Huntsman International Holdings would have sufficient funds to purchase all the notes.

     Huntsman International Holdings and our Company have not guaranteed or provided any other credit support to Huntsman Corporation under the Existing HC Credit Facilities or the HC Notes or to Huntsman Polymers Corporation under the Polymers Notes. Neither events of default under the Existing HC Credit Facilities, the HC Notes or the Polymers Notes, nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the indentures governing our senior notes and senior subordinated notes or under our senior secured credit facilities, except insofar as foreclosure on the stock of HSCHC would constitute a "change of control" as described in the preceding paragraphs.

     On February 27, 2002, an involuntary bankruptcy petition was filed against Huntsman Polymers Corporation in the United States bankruptcy court located in Delaware by three holders of the Polymers Notes that collectively held, according to their petition, less than 1% of the outstanding Polymers Notes. On February 28, 2002, the petitioners filed a motion to dismiss their petition. A hearing on the motion took place on March 8, 2002, and the court signed an order granting petitioners' motion to dismiss the petition with prejudice.

     For additional information, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward Looking Information."

SPECIALTY CHEMICALS

SPECIALTY CHEMICALS--GENERAL

     Our specialty chemicals business is composed of:

     o    the polyurethane chemicals business that we acquired from ICI;

     o    the PO business that we acquired from Huntsman Specialty;

     o    the TPU business that we acquired from Rohm and Haas in August 2000;

     o the ethyleneamines business we acquired from The Dow Chemical Company in February 2001; and

     o the European surfactants business we acquired from Rhodia S.A. in April 2001.

     POLYURETHANE CHEMICALS. We market a complete line of polyurethane chemicals, including MDI, TDI, TPU, polyols, polyurethane systems and aniline, with an emphasis on MDI-based chemicals. Our customers produce polyurethane products through the combination of an isocyanate, such as MDI or TDI, with polyols, which are derived largely from PO and ethylene oxide. Primary polyurethane end-uses include automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning, adhesives and other specialized engineering applications.

     According to Chem Systems, we own the world's two largest MDI production facilities in terms of capacity, located in Rozenburg, Netherlands and Geismar, Louisiana. These facilities receive raw materials from aniline facilities located in Wilton, U.K. and Geismar, Louisiana, which in terms of production capacity are the world's two largest aniline facilities.

     PO. We are a leading North American producer of PO. Our customers process PO into derivative products such as polyols for polyurethane products, propylene glycol ("PG") and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We are also, according to Chem Systems, a leading U.S. marketer of PG, which is used primarily to produce unsaturated polyester resins for bath and shower enclosures and boat hulls, and to produce heat transfer fluids and solvents. As a co-product of our PO manufacturing process, we also produce methyl tertiary butyl ether ("MTBE"). MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "--MTBE Developments" for a further discussion of MTBE.

     We manufacture PO and MTBE at our facility in Port Neches, Texas. The current capacity of our PO facility is approximately 525 million pounds of PO per year. We produce PG under a tolling arrangement with Huntsman Petrochemical Corporation, which has the capacity to produce approximately 130 million pounds of PG per year at a neighboring facility.

     TPU. In August 2000, we completed our acquisition of the Morton global TPU business from The Rohm and Haas Company. The acquired TPU business adds production capacity in Osnabruck, Germany and Ringwood, Illinois, which complements our existing footwear-based TPU business.

     ETHYLENEAMINES. In February 2001, we completed our acquisition of the global ethyleneamines business of Dow. The acquired ethyleneamines business adds production capacity in Freeport, Texas and a long-term supply arrangement for up to 50% of the existing production capacity of Dow's ethyleneamines plant in Terneuzen, Netherlands.

     SURFACE SCIENCES. Effective April 1, 2001, our specialty chemicals business acquired the European surfactants business of Albright & Wilson, a subsidiary of Rhodia S.A. Our new surface sciences organization (which includes the European surfactants business acquired from Albright & Wilson) was created as a separate business unit within the Specialty Chemicals division during the second quarter of 2001.

     Our surface sciences business is a leading manufacturer of surfactants and surfactant intermediates in Europe and is characterized by its breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in baby shampoos and other personal care applications. We are also a leading producer of powder and liquid laundry detergents and other cleaners. In addition, we offer a wide range of surfactants and formulated specialty products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, polymers and coatings. Our surfactants products are manufactured in seven facilities located in the U.K., France, Italy and Spain.

     Our Specialty Chemicals business accounted for 55% and 48% of our net sales in 2001 and 2000, respectively, and, on a pro forma basis, accounted for 48% of our net sales in 1999.

SPECIALTY CHEMICALS--INDUSTRY OVERVIEW

     The polyurethane chemicals industry is estimated to be a $26 billion global market, consisting primarily of the manufacture and marketing of MDI, TDI and polyols, according to Chem Systems.

     In 2001, according to Chem Systems, MDI, TDI, polyols and other products, such as specialized additives and catalysts, accounted for 27%, 15%, 44% and 14% of industry-wide polyurethane chemicals sales, respectively. MDI is used primarily in rigid foam; conversely, TDI is used primarily in flexible foam applications that are generally sold as commodities. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. TPU is used in flexible elastomers and other specialty non-foam applications. PO, one of the principal raw materials for polyurethane chemicals, is primarily used in consumer durables. The following chart illustrates the range of product types and end uses for polyurethane chemicals:

                       --------------------------------
                            Polyurethane Chemicals
                       --------------------------------
          ------------------       ------------------       ------------------
             Flexible Foam            Rigid Foam                 Non-Foam
          (Primarily TDI and       (Primarily MDI and       (Primarily MDI and
               Polyols)                Polyols)                   Polyols)
          ------------------       ------------------       ------------------

          ------------------       ------------------       ------------------
          Bedding                  Bedding Insulation       Coatings
          Furniture                Refrigeration            Adhesives
          Automotive               Packaging                Sealants
          Carpet Underlay          Transportation           Elastomers
                                   Furniture
          ------------------       ------------------       ------------------


     Polyurethane products are created through the reaction of MDI or TDI with a polyol. Polyurethane chemicals are sold to customers who react the chemicals to produce polyurethane products. Depending on their needs, customers will use either commodity polyurethane chemicals produced for mass sales or specialty polyurethane chemicals tailored for their specific requirements. By varying the blend, additives and specifications of the polyurethane chemicals, manufacturers are able to produce and develop a breadth and variety of polyurethane products. The following table sets forth information regarding the three principal polyurethane chemicals markets:

                                      Polyurethane      2001 Global Consumption      Historical Growth
            Primary Products           Chemicals        (in millions of pounds)         (1992-2001)
            ----------------           ---------        -----------------------         -----------


--------------------------------------------------
      Benzene            Aniline          MDI                     5,500                     7.6%
--------------------------------------------------

--------------------------------------------------
      Olefins            PO/EO          Polyether                 8,700                     4.6%
                                         Polyols
--------------------------------------------------

--------------------------------------------------
               Toluene                     TDI                    3,020                     4.2%
--------------------------------------------------


     Source: Chem Systems

     MDI. As reflected in the chart above, MDI has a substantially larger market size and a higher growth rate than TDI primarily because MDI can be used to make polyurethanes with a broader range of properties and can therefore be used in a wider range of applications than TDI. Chem Systems reports that future growth of MDI is expected to be driven by the continued substitution of MDI-based polyurethane for fiberglass and other materials currently used in insulation foam for construction. Other markets, such as binders for reconstituted wood board products, are expected to further contribute to the continued growth of MDI.

     According to Chem Systems, global consumption of MDI was approximately 5.5 billion pounds in 2001, growing from 2.9 billion pounds in 1992, which represents a 7.6% compound annual growth rate. This growth rate is the result of the broad end-uses for MDI and its superior performance characteristics relative to other polymers. The U.S. and European markets consume the largest quantities of MDI. With the recent recovery of the Asian economies, the Asian markets are becoming an increasingly important market for MDI and we believe that demand for MDI in Asia will continue to increase as its less developed economies continue to mature. There are four major producers of MDI: Bayer, our Company, BASF and Dow.

     TDI. The TDI market generally grows at a rate consistent with GDP. The four largest TDI producers supply approximately 60% of global TDI demand, according to Chem Systems. The consumers of TDI consist primarily of numerous manufacturers of flexible foam blocks sold for use as furniture cushions and mattresses. Flexible foam is typically the first polyurethane market to become established in developing countries, and, as a result, development of TDI demand typically precedes MDI demand.

     TPU. TPU is a high quality material with unique qualities such as durability, flexibility, strength, abrasion-resistance, shock absorbency and chemical resistance. We can tailor the performance characteristics of TPU to meet the specific requirements of our customers, such as for use in injection molding and components for the automotive and footwear industries. It is also extruded into films and profiles and finds a wide variety of applications in the construction, adhesives, sealants and elastomers ("CASE") markets.

     POLYOLS. Polyols are reacted with isocyanates, primarily MDI and TDI, to produce finished polyurethane products. In the U.S., approximately 77% of all polyols produced are used in polyurethane applications, according to Chem Systems. Approximately two-thirds of the polyols used in polyurethane applications are processed with TDI to produce flexible foam blocks and the remaining one-third is processed in various applications that meet the specific needs of individual customers. The creation of a broad spectrum of polyurethane products is made possible through the different combinations of the various polyols with MDI, TDI and other isocyanates. The market for specialty polyols that are reacted with MDI has been growing at approximately the same rate at which MDI consumption has been growing. We believe that the growth of commodity polyols demand has paralleled the growth of global GDP.

     ETHYLENEAMINES. Ethyleneamines are highly versatile performance chemicals with a wide variety of end-use applications including lube oil additives, epoxy hardeners, wet strength resins, chelating agents and fungicides.

     ANILINE. Aniline is an intermediate chemical used primarily as a raw material to manufacture MDI. Approximately 80% of all aniline produced is consumed by MDI producers, while the remaining 20% is consumed by synthetic rubber and dye producers. According to Chem Systems, global capacity for aniline is approximately 6.7 billion pounds per year. Generally, most aniline produced is either consumed downstream by the producers of the aniline or is sold to third parties under long-term supply contracts. The lack of a significant spot market for aniline means that, in order to remain competitive, MDI manufacturers must either be integrated with an aniline manufacturing facility or have a long-term cost-competitive aniline supply contract.

     PO. Demand for PO depends largely on overall economic demand, especially that of consumer durables. Consumption of PO in the U.S. represents approximately one third of global consumption.

According to Chem Systems, U.S. consumption of PO was approximately 3.5 billion pounds in 2001, growing from 2.6 billion pounds in 1992, which represents a 3.2% compound annual growth rate. According to Chem Systems, the following chart illustrates the primary end markets and applications for PO, and their respective percentages of total PO consumption:


                                                 -------------------------

                                                      Propylene Oxide

                                                 -------------------------

                 66%                          23%                     4%                       4%                     3%
---------------------------  ---------------------------  ---------------------  -----------------------  -------------------
     Polyether Polyols            Propylene Glycols            Alkoxylates            Glycol Ethers              Other
---------------------------  ---------------------------  ---------------------  -----------------------  -------------------

---------------------------  ---------------------------  ---------------------  -----------------------  -------------------
Flexible Foams               Heat Transfer Fluids         Surfactants            Solvents                 Starch Modification
- Furniture                  Solvents                     - Detergents           Brake Fluids             Propylene Carbonate
- Automotive                 Antifreeze/De-icers          - Industrial           De-icers
- Matresses                  Humectants                   Personal Care Produts  Chemical Intermediates
- Insulation                 Dispersants                  Agricultural Chemicals
Rigid Foams                  Personal Care Products
- Automotive                 - Cosmetics
- Appliances                 - Pharmaceuticals
- Insulation                 Pet Foods
Coatings
Adhesives
Sealants
Elastomers
---------------------------  ---------------------------  ---------------------  -----------------------  -------------------


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

     MTBE. We currently use our entire production of tertiary butyl alcohol ("TBA"), a co-product of our PO production process to produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. Historically, the refining industry utilized tetra ethyl lead as the primary additive to increase the octane rating of gasoline until health concerns resulted in the removal of tetra ethyl lead from gasoline. This led to the increasing use of MTBE as a component in gasoline during the 1980s. U.S. consumption of MTBE grew at a compound annual rate of 15.2% in the 1990s due primarily to the implementation of federal environmental standards that require improved gasoline quality through the use of oxygenates. MTBE has experienced strong growth due to its ability to satisfy the oxygenation requirement of the Clean Air Act Amendments of 1990 with respect to exhaust emissions of carbon monoxide and hydrocarbon emissions from automobile engines. Some regions of the U.S. have adopted this oxygenate requirement to improve air quality even though they may not be mandated to do so by the Clean Air Act. While this trend has further increased MTBE consumption, the use of MTBE is becoming increasingly controversial and may be substantially curtailed or eliminated in the future by legislation or regulatory action. See, "--MTBE Developments" below.

     SURFACE SCIENCES. According to Chem Systems, the European market for surfactants is valued at approximately euro 2 billion or approximately two million metric tons per annum. Growth in surfactants is generally expected to follow GDP growth rates within Western Europe for the next several years. However, individual sectors of the European surfactants market are expected to experience higher growth rates. Demand growth for surfactants is viewed as being relatively stable and exhibits little cyclicality. The main consumer product applications for surfactants can demand new formulations with unproved performance characteristics, as a result lifetimes for these consumer (end) products can often be quite short. This affords considerable opportunity for innovative surfactants manufacturers to provide surfactants and blends with differentiated specifications and properties. For basic surfactants, pricing bears a strong relationship to underlying raw material prices and tends to lag petrochemical price movements.

SPECIALTY CHEMICALS--SALES AND MARKETING

     We manage a global sales force at 45 locations with a presence in 33 countries, which sells our polyurethane chemicals to over 2,000 customers in 67 countries. Our sales and technical resources are organized to support major regional markets, as well as key end-use markets which require a more global approach. These key end-use markets include the appliance, automotive, footwear, furniture, and CASE industries.

     Approximately 50% of our polyurethane chemicals sales are in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in a ready-to-use form. Our ability to supply polyurethane systems is a critical factor in our overall strategy to offer comprehensive product solutions to our customers. We have strategically located our polyol blending facilities, commonly referred to in the chemicals industry as "systems houses," close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We intend to increase the utilization of our systems houses to produce and market greater volumes of polyols and MDI polyol blends.

     We have entered into contractual arrangements with Huntsman Corporation and Huntsman Petrochemical Corporation, under which Huntsman Corporation and Huntsman Petrochemical Corporation provide us with all of the management, sales, marketing and production personnel required to operate our PO business and our MTBE business. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward Looking Information--If we are unable to maintain our relationships with Huntsman Corporation and ICI, then we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide, if at all" and "Item 13--Certain Relationships and Related Transactions." We believe that the extensive market knowledge and industry experience of the sales executives and technical experts provided to us by Huntsman Corporation and Huntsman Petrochemical Corporation, in combination with our strong emphasis on customer relationships, have facilitated our ability to establish and maintain long-term customer contracts. Due to the specialized nature of our markets, our sales force must possess technical knowledge of our products and their applications. Our strategy is to continue to increase sales to existing customers and to attract new customers by providing quality products, reliable supply, competitive prices and superior customer service.

     Based on current production levels, we have entered into long-term contracts to sell 100% of our PO to customers including Huntsman Petrochemical Corporation through 2007. Other contracts provide for the sale of our MTBE production to Texaco and BP Amoco. More than 70% of our annual MTBE production is committed to Texaco and BP Amoco, with our contract with Texaco expiring in 2007. In addition, over 40% of our current annual PG production is sold pursuant to long-term contracts.

     Our surface sciences business has its own sales and marketing capabilities. The global and regional headquarters for the business are both located in the United Kingdom.

SPECIALTY CHEMICALS--MANUFACTURING AND OPERATIONS

     Our primary specialty chemicals facilities are located at Geismar, Louisiana, Port Neches, Texas, Rozenburg, Netherlands and Wilton, U.K. The following chart provides information regarding the capacities of some of our key facilities:

                                                             ANNUAL CAPACITIES (IN MILLIONS)
                             -------------------------------------------------------------------------------------------------
         LOCATION              MDI    TDI   POLYOLS   TPU    ANILINE   NITROBENZENE  ETHYLENEAMINES   PO      PG       MTBE
         --------              ---    ---   -------   ---    -------   ------------  --------------   --      --       ----
                                                            (POUNDS)                                                 (GALLONS)
Geismar, Louisiana(1)          840(1)   90    160              830(2)     1,200(2)
Freeport, Texas                                                                            160
Osnabruck, Germany                             20      30
Port Neches, Texas                                                                                   525     130(3)    260
Ringwood, Illinois                                     20
Rozenburg, Netherlands         620            120
Shepton Mallet, U.K.(4)                        50
Wilton, U.K.                                                   660          810
                             -------- ----- -------- ------ ---------- ------------- --------------- ------ -------- ---------
TOTAL                        1,460      90    350      50    1,490        2,010            160       525     130       260
                             ======== ===== ======== ====== ========== ============= =============== ====== ======== =========

(1) The Geismer facility is owned as follows: we own 100% of the MDI, TDI and polyol facilities, and Rubicon, Inc., a manufacturing joint venture with Crompton Corp. in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon is a separate legal entity that operates both the assets that we own jointly with Crompton Corp. and our wholly-owned assets at Geismar.

(2) We have the right to approximately 80% of this capacity under the Rubicon joint venture arrangements.

(3) We produce under a tolling arrangement with Huntsman Petrochemical Corporation.

(4) As part of the first phase of a cost reduction program, we have announced the closure of our Shepton Mallet, U.K. facility in 2002 and the reduction in force of approximately 270 employees at Shepton Mallet, U.K. and other locations during the fourth quarter of 2001 and during the first half of 2002.

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

     Our surface sciences business includes seven production sites located in the United Kingdom (at Whitehaven), France (Lavera and St. Mihiel), Spain (Barcelona and Alcover), and Italy (Castiglione and Patrica/Frosinone), and a research facility located in the United Kingdom (at Oldbury). Our surfactants facilities are well located in Europe, with broad capabilities in conversion, sulfonation and ethoxylation. The surfactants facilities have a competitive cost base and use modern production tools that allow for flexibility in production capabilities and technical innovation.

     RUBICON JOINT VENTURE. We are a 50% joint venture owner, along with Crompton Corp., of Rubicon, Inc., which owns aniline, nitrobenzene and diphenylamine ("DPA") manufacturing facilities in Geismar, Louisiana. In addition to operating our 100% owned MDI, TDI and polyol facilities at Geismar, Rubicon also operates the joint venture's owned aniline, nitrobenzene and DPA facilities and is responsible for providing other auxiliary services to the entire Geismar complex. We are entitled to approximately 80% of the nitrobenzene and aniline production capacity of Rubicon, and Crompton Corp. is entitled to 100% of the DPA production. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain.

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

     The primary raw materials for ethyleneamines are ethylene dichloride and caustic soda. We have entered into long-term arrangements for the supply of ethylene dichloride and caustic soda from The Dow Chemical Company, which produces these raw materials at facilities that are in close proximity to our Freeport, Texas manufacturing facility.

     The primary raw materials for our surface sciences business are linear alkylbenzene, ethylene oxide, natural alcohols, caustic soda and fatty acids. All of these raw materials are widely available in the merchant market at competitive prices. Our Whitehaven, U.K. facility also produces natural alcohols which gives us a competitive advantage in alcohol-based surfactants.

     A major cost in the production of polyols is attributable to the costs of PO. We believe that the integration of our PO business with our polyurethane chemicals business will give us access to a competitively priced, strategic source of PO and the opportunity to further expand into the polyol market. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 56%, 21%, 14% and 2%, respectively, of total raw material costs in 2001. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, we purchase all of the propylene used in the production of our PO from Huntsman Petrochemical Corporation, and through Huntsman Petrochemical Corporation's pipeline, which is the only propylene pipeline connected to our PO facility.

SPECIALTY CHEMICALS--COMPETITION

     Competitors in the polyurethane chemicals business include leading worldwide chemical companies such as BASF, Bayer, Dow and Lyondell. While these competitors produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. We compete based on technological innovation, technical assistance, customer service, product reliability and price. In addition, our polyurethane chemicals business also differentiates itself from its competition in the MDI market in two ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance and our ability to react to customer needs, with the specific aim of obtaining new business through the solution of customer problems. Nearly all the North American PO production capacity is located in the U.S. and controlled by three producers, Lyondell, Dow and us. We compete based on price, product performance and service.

     There are numerous surfactants producers in Europe and worldwide. We are one of the major European producers of surfactants. Our main competitors include worldwide leading chemical companies such as Sasol, BASF, Shell, Cognis (recently sold to financial investors Schroder Ventures and Goldman Sachs Capital Partners), Clariant, and Akzo, as well as various smaller or more local competitors. We compete on the basis of price with respect to our basic surfactant product offering and, in addition to price, on the basis of performance and service with respect to our specialty and blended surfactant products.

SPECIALTY CHEMICALS--MTBE DEVELOPMENTS

     The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies.

Heightened public awareness regarding this issue has resulted in state, federal and, more recently, foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline after 2002 (recently revised to take effect January 1, 2004). In addition, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. We are unable to state what the short and long term effects of the EPA's action on California's ban on MTBE use will be. The actual effect of other state actions on the use of MTBE in gasoline is similarly unclear. However, bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. In 1999, the U.S. Senate also passed a resolution calling for a phase out of MTBE. While this resolution has no binding legal effect, there can be no assurance that future Congressional action will not result in a ban or other restrictions on MTBE use. The U.S. Senate is considering comprehensive energy legislation (S.517) that includes provisions regulating fuels. In that context, floor amendments have been added to the bill that would ban in four years the use of MTBE in gasoline in the United States. Whether this bill in its present or a similar form will become law is unknown at this time. The bill in its present form is controversial, both on matters related to MTBE and to other energy policies, and it is unclear whether such a law will be enacted by Congress. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or prohibition against the use of MTBE in California (in which a significant amount of MTBE is consumed), in other states, or nationally may result in a significant reduction in demand for our MTBE and result in a material loss in revenues or material costs or expenditures.

     The state of New York has proposed a ban on the sale of MTBE in New York. The Oxygenated Fuel Association ("OFA"), an organization representing MTBE producers, challenged the proposed ban in federal court in New York. In a motion for summary judgment, OFA asserted that the state of New York was precluded by the doctrine of federal preemption from banning MTBE sales in the state because of the federal oxygenated requirement under the federal Clean Air Act. The court, however, rejected OFA's motion. Although this ruling was based on the court's determination that there are factual issues precluding summary judgment, the ruling tends to provide some support for the theory that an individual state can act unilaterally to preclude the sale of MTBE within its jurisdiction. Several states have promulgated such bans, which are scheduled to take effect variously over the next several years. OFA will continue to pursue the New York case, as well as a similar case in California.

     In Europe, in 2001, Denmark proposed to the EU that a directive be issued, taking effect in 2005, allowing individual EU countries to ban the use of MTBE. No other EU member state joined Denmark's proposal. The EU issued a risk assessment of MTBE on November 7, 2001. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under the agreement, use of MTBE in 92- and 95-octane gasoline in Denmark will cease by May 1, 2002; however, MTBE will still be an additive in a limited amount of 98-octane gasoline sold in 100 selected service stations in Denmark.

     In the event that there should be a phase-out of MTBE in the United States, we believe we will be able to export MTBE to Europe or elsewhere or use our co-product TBA to produce saleable products other than MTBE. We believe that our low production costs will put us in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE. Furthermore, we cannot give any assurance that we will not be named in litigation relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for

Forward Looking Information--Pending or future litigation or legislative initiatives related to MTBE may subject us to products or environmental liability or materially adversely affect our sales."

PETROCHEMICALS

PETROCHEMICALS--GENERAL

     We are a highly-integrated European olefins and aromatics producer. Olefins, principally ethylene and propylene, are the largest volume basic petrochemicals and are the key building blocks from which many other chemicals are made. For example, olefins are used to manufacture most plastics, resins, adhesives, synthetic rubber and surfactants that are used in a variety of end-use applications. Aromatics are basic petrochemicals used in the manufacture of polyurethane chemicals, nylon, polyester fiber and a variety of plastics.

     OLEFINS. Our olefins facility at Wilton, U.K. is one of Europe's largest single-site and lowest cost olefins facilities, according to Chem Systems. Our Wilton facility has the capacity to produce approximately 1.9 billion pounds of ethylene, 880 million pounds of propylene and 225 million pounds of butadiene per year. We sell over 80% of our ethylene and propylene volume through long-term contracts with The Dow Chemical Company, European Vinyls Corporation, ICI, BP Chemicals and others, and over 64% of our total ethylene and propylene volume is transported via direct pipelines to our customers or consumed internally. The Wilton olefins facility benefits from its feedstock flexibility and superior logistics, which allows for processing of naphthas, condensates and natural gas liquids ("NGLs").

     AROMATICS. We produce aromatics at our two integrated manufacturing facilities located in Wilton, U.K. and North Tees, U.K. According to Chem Systems, we are a leading European producer of cyclohexane with 700 million pounds of annual capacity, a leading producer of paraxylene with 800 million pounds of annual capacity and are among Europe's larger producers of benzene with 1,300 million pounds of annual capacity. Additionally, our North Tees site, which is currently idle, has an annual capacity to produce 275 million pounds of cumene. We use most of the benzene produced by our aromatics business internally in the production of nitrobenzene for our polyurethane chemicals business and for the production of cyclohexane. The balance of our aromatics products are sold to several key customers. Our aromatics business entered into a contract with Shell Trading International Limited for the purchase of aromatics-rich feedstock. This transaction allowed us to close part of our aromatics facilities in the fourth quarter of 1999, thereby reducing fixed production costs while maintaining production of key products. Shell has indicated that it will not supply feedstock to the North Tees site after December 31, 2002. We are currently evaluating alternative sources of supply to this unit.

     Our petrochemicals business accounted for 26% and 31% of net sales in 2001 and 2000, respectively, and, on a pro forma basis, accounted for 26% of our net sales in 1999.

PETROCHEMICALS--INDUSTRY OVERVIEW

     Petrochemical markets are essentially global commodity markets. However, the olefins market is subject to some regional price differences due to the more limited inter-regional trade resulting from the high costs of product transportation. The global petrochemicals market is cyclical and is subject to pricing swings due to supply and demand imbalances, feedstock prices (primarily driven by crude oil prices) and general economic conditions.

     As shown in the following table, both globally and in Western Europe, our primary market, ethylene is the largest petrochemicals market and paraxylene has been the fastest growing:

                   2001 GLOBAL     W. EUROPE
                   MARKET SIZE     AS A % OF    HISTORIC GROWTH,
                  (BILLIONS OF        GLOBAL           W. EUROPE
PRODUCT                POUNDS)        MARKET         (1992-2000) MARKETS                    APPLICATIONS

Ethylene........           205           22%                3.1% Polyethylene, ethylene     Packaging materials,
                                                                 oxide, polyvinyl           plastics, housewares,
                                                                 chloride, alpha olefins,   beverage containers,
                                                                 styrene                    personal care

Propylene.......           121           26%                3.7% Polypropylene, propylene   Clothing fibers, plastics,
                                                                 oxide, acrylonitrile,      automotive parts, foams
                                                                 isopropanol                for bedding & furniture

Benzene.........            71           24%                3.1% Polyurethanes,             Appliances, automotive
                                                                 polystyrene, cyclohexane,  components, detergents,
                                                                 cumene                     personal care, packaging
                                                                                            materials, carpet

Paraxylene......            39           11%                5.7% Polyester, purified        Fibers, textiles, beverage
                                                                 terephthalic acid ("PTA")  containers

-----------

Source: Chem Systems

     The ethylene market in Western Europe is supplied by numerous producers, none of whom has a dominant position in terms of its share of Western European production capacity. Western European ethylene consumption in 2001 is estimated by Chem Systems at 46.1 billion pounds, representing an average industry operating rate of 93%. Propylene capacity in Western Europe is approximately
33.5 billion pounds per year. Western European propylene consumption in 2001 is estimated at 31.8 billion pounds, representing an average industry operating rate of 92%. The top three Western European producers of ethylene are AtoFina, Dow and EniChem. Olefins capacity in Western Europe has expanded moderately in recent years primarily through implementation of low-cost process improvement projects at existing units. No greenfield olefins capacity has been constructed in Western Europe since 1994. According to Chem Systems, given that it usually takes a minimum of three years between any announcement of a new plant and the plant coming on-line, it appears that the earliest any new plant might come on-line in Europe is in 2004.

     According to Chem Systems, the petrochemical industry is at or near its cyclical trough following a period of oversupply in the last few years and supply and demand characteristics are expected to improve in coming years, resulting in improved profitability.

     Like the ethylene market, the aromatics market, which is comprised of benzene and paraxylene, in Western Europe is characterized by several major producers, including, according to Chem Systems, Dow, AtoFina, Shell, EniChem, ExxonMobil and BASF. Annual Western European benzene production capacity is approximately 20 billion pounds and consumption was estimated by Chem Systems at
17.6 billion pounds in 2001. Paraxylene production capacity in Western Europe in 2001, according to Chem Systems, was approximately 4.8 billion pounds and consumption was estimated at 4.4 billion pounds.

     Both the benzene and paraxylene markets are currently in a period of overcapacity. The increasing restrictions imposed by regulatory authorities on the aromatics content of gasoline in general, and the benzene content in particular, have led to an increase in supply of aromatics in recent years. In 2001, global paraxylene demand grew by 3.0% largely as a result of the global economic growth, while global capacity rose by 2%. As a result of these dynamics, according to Chem Systems, margins in the aromatics industry, particularly those in paraxylene, are expected to continue to exhibit characteristic cyclicality and recover from currently depressed cyclical lows early in the next few years as polyester growth drives a rebalancing of supply and demand.

PETROCHEMICALS--SALES AND MARKETING

     In recent years, our sales and marketing efforts have focused on developing long-term contracts with customers to minimize our selling expenses and administration costs. In 2001, over 85% of our primary petrochemicals sales volume was made under long-term contracts. We delivered over 70% of our petrochemical products volume in 2001 by pipeline, and we delivered the balance of our products by road and ship to either the U.K. or export markets, primarily in continental Western Europe.

PETROCHEMICALS--MANUFACTURING AND OPERATIONS

     We produce olefins at our facility in Wilton, U.K. In addition, we own and operate two integrated aromatics manufacturing facilities at our Wilton and North Tees sites at Teesside, U.K. Information regarding these facilities is set forth in the following chart:

                         LOCATION                    PRODUCT                ANNUAL CAPACITY
                 --------------------------    --------------------    ---------------------------
                                                                          (MILLIONS OF POUNDS)
                 Wilton, U.K.                  Ethylene                                1,900
                                               Propylene                                 880
                                               Butadiene                                 225
                                               Paraxylene                                800

                 North Tees, U.K.              Benzene                                 1,300
                                               Cyclohexane                               700

     The Wilton olefins facility's flexible feedstock capability, which permits it to process naphtha, condensates and NGL feedstocks, allows us to take advantage of favorable feedstock prices arising from seasonal fluctuations or local availability. According to Chem Systems, the Wilton olefins facility is one of Europe's most cost efficient olefins manufacturing facilities on a cash cost of production basis. In addition to our manufacturing operations, we also operate an extensive logistics operations infrastructure in North Tees. This infrastructure includes both above and below ground storage facilities, jetties and logistics services on the River Tees. These operations reduce our raw material costs by providing greater access and flexibility for obtaining feedstocks.

     RAW MATERIALS. Teesside, situated on the northeast coast of England, is near a substantial supply of oil, gas and chemical feedstocks. Due to our location at Teesside, we have the option to purchase feedstocks from a variety of sources. However, we have elected to procure the majority of our naphtha, condensates and NGLs from local producers, as they have been the most economical sources. In order to secure the optimal mix of the required quality and type of feedstock for our petrochemical operations at fully competitive prices, we regularly engage in the purchase and sale of feedstocks and hedging activities.

PETROCHEMICALS--COMPETITION

     The markets in which our petrochemicals business operates are highly competitive. Our competitors in the olefins and aromatics business are frequently some of the world's largest chemical companies such as BP Amoco, Dow, ExxonMobil and Shell. The primary factors for competition in this business are price, service and reliability of supply. The technology used in these businesses is widely available and licensed.

TITANIUM DIOXIDE

TIOXIDE--GENERAL

     Our TiO2 business, which operates under the tradename "Tioxide," is a leading European TiO2 producer, and among the largest producers in the world, with an estimated 13% market share, according to International Business Management Associates. TiO2 is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, synthetic fibers and ceramics. In addition to its optical properties, TiO2 possesses traits such as stability, durability and non-toxicity, making it superior to other white pigments. According to International Business Management Associates, global consumption of TiO2 was approximately 3.9 million tonnes in 2000, growing from 3.0 million tonnes in 1992, representing a 3.2% compound annual growth rate, which approximates global GDP growth for that period.

     We offer an extensive range of products that are sold worldwide to over 3,000 customers in all major TiO2 end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our TiO2 business to service local customers, as well as global customers that require delivery to more than one location. Our TiO2 business has an aggregate annual nameplate capacity of approximately 576,000 tonnes at our eight production facilities. Five of our TiO2 manufacturing plants are located in Europe, one is in North America, one is in Asia, and one is in South Africa. Our North American operation consists of a 50% interest in a manufacturing joint venture with NL Industries, Inc. and our South African operations consist of a 60%-owned subsidiary.

     We recently commenced construction of a new TiO2 manufacturing plant at our Greatham, U.K. facility. This new plant will allow us to close an older plant located at Greatham and will increase our annual production capacity of the facility to 100,000 tonnes of chloride-based TiO2. We expect to commence production at the new plant in mid-2002. In addition, we are in the process of expanding our Huelva, Spain plant by 17,000 tonnes by late 2003.

     We are among the world's lowest cost TiO2 producers, according to International Business Management Associates. We have embarked on a comprehensive cost reduction program which has eliminated approximately $120 million of annualized costs since 1996. As part of this program, we have reduced the number of product grades we produce, focusing on those with wider applications. This program has resulted in reduced total plant set-up times and further improved product quality, product consistency, customer service and profitability. We currently anticipate achieving additional savings of $80 million by the end of 2004.

     Our TiO2 business accounted for 19% and 22% of our net sales in 2001 and 2000, respectively, and on a pro forma basis, accounted for 26% of our net sales in 1999.

TIOXIDE--INDUSTRY OVERVIEW

     Global consumption of TiO2 was 3.9 million tonnes in 2000 according to International Business Management Associates. The historical long-term growth rate for global TiO2 consumption has been generally consistent with global GDP growth. Although short-term influences such as customer and producer stocking and de-stocking activities in response to changes in capacity utilization and price may distort this trend, over the long-term, GDP growth is the primary underlying factor influencing growth in TiO2 demand. The TiO2 industry experiences some seasonality in its sales because paint sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the first half of the year.

     The global TiO2 market is characterized by a small number of large global producers. The TiO2 industry currently has five major producers (DuPont, Millennium Chemicals, our Company, Kerr-McGee and NL Industries), which account for approximately 80% of the global market share, according to International Business Management Associates. No producer has announced greenfield TiO2 capacity in the last few years. Based upon current price levels and the long lead times for planning, governmental approvals and construction, additional greenfield capacity is not expected in the near future, although we have announced a feasibility study of constructing a new ICON chloride-based TiO2 manufacturing facility in China.

     There are two manufacturing processes for the production of TiO2, the sulfate process and the chloride process. Most recent capacity additions have employed the chloride process technology and, currently, the chloride process accounts for approximately 64% of global production capacity according to International Business Management Associates. However, the global distribution of sulfate and chloride-based TiO2 capacity varies by region, with the sulfate process being predominant in Europe, our primary market. The chloride process is the predominant process used in North America and both processes are used in Asia. While most end-use applications can use pigments produced by either process, market preferences typically favor products that are locally available.

TIOXIDE--SALES AND MARKETING

     Approximately 95% of our TiO2 sales are made through our direct sales and technical services network, enabling us to cooperate more closely with our customers and to respond to our increasingly global customer base. Our concentrated sales effort and local manufacturing presence have allowed us to achieve our leading market shares in a number of the countries where we manufacture TiO2.

     In addition, we have focused on marketing products to higher growth industries. For example, we believe that our TiO2 business is well-positioned to benefit from the projected growth in the plastics sector, which, according to International Business Management Associates, is expected to grow faster than the overall TiO2 market over the next several years. The table below summarizes the major end markets for our TiO2 products:

                                                                                                    % OF 2001
END MARKETS                                                                                      SALES VOLUME
Paints and Coatings.....................................................................                  57%
Plastics................................................................................                  27%
Inks....................................................................................                   5%
Paper...................................................................................                   1%


TIOXIDE--MANUFACTURING AND OPERATIONS

     Our TiO2 business has eight manufacturing sites in seven countries with a total estimated capacity of 576,000 tonnes per year. Approximately 73% of our TiO2 capacity is located in Western Europe. The following table presents information regarding our TiO2 facilities:

        REGION                SITE                                   ANNUAL CAPACITY     PROCESS
                                                                        (TONNES)
        Western Europe        Calais, France                               100,000       Sulfate
                              Greatham, U.K.(1)                             80,000       Chloride
                              Grimsby, U.K.                                 80,000       Sulfate
                              Huelva, Spain(1)                              80,000       Sulfate
                              Scarlino, Italy                               80,000       Sulfate
        North America         Lake Charles, Louisiana(2)                    60,000       Chloride
        Asia                  Teluk Kalung, Malaysia                        56,000       Sulfate
        Southern Africa       Umbogintwini, South Africa(3)                 40,000       Sulfate
                                                                           -------
                                                                           576,000
                                                                           =======

(1) We have recently announced plans to expand the capacity at these facilities.

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

     The sulfate process generally uses less-refined ores that are cheaper to purchase but produce more co-product than the chloride process. Co-products from both processes require treatment prior to disposal in order to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products of our TiO2 business. We now sell over 50% of the co-products generated by our business.

TIOXIDE--COMPETITION

     The global markets in which our TiO2 business operates are highly competitive. The primary factors of competition are price, product quality and service. The major global producers against whom we compete are DuPont, Millennium Chemicals, Kerr-McGee Chemicals and NL Industries. We believe that our low production costs, combined with our presence in numerous local markets, give us a competitive advantage, particularly with respect to those global customers demanding presence in the various regions in which they conduct business.

SIGNIFICANT CUSTOMERS

     In 2001, sales for our Specialty Chemicals, Petrochemicals and TiO2 businesses to ICI and its affiliates accounted for approximately 6% of our consolidated revenue. In 2000, sales to ICI and its affiliates accounted for approximately 8% of our consolidated revenue. ICI indirectly owns 30% of our membership interests. See "Item 13--Certain Relationships and Related Transactions" for a further discussion of our relationship with ICI. In 2001, our Petrochemicals business had sales to two significant customers, which amounted to 13% and 11% of sales for our Petrochemicals segment.

RESEARCH AND DEVELOPMENT

     In 2001 and 2000, we spent $63 million and $59 million, respectively, on research and development of our products and, on a pro forma basis, we spent a total of $73 million and $68 million in 1999 and 1998, respectively.

INTELLECTUAL PROPERTY RIGHTS

     Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. For our specialty chemicals business, we own more than 300 U.S. patents and pending U.S.

patent applications (including provisionals), and more than 2,150 foreign counterparts, including both issued patents and pending patent applications. For our TiO2 business, we have approximately 20 U.S. patents and pending patent applications, and approximately 180 foreign counterparts. For our petrochemicals business, we own approximately 35 patents and pending applications (both U.S. and foreign). We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position.

     In addition to our own patents and patent applications and proprietary trade secrets and know-how, we have entered into certain licensing arrangements that authorize us to use certain trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. We also license and sub-license certain intellectual property rights to affiliates and to third parties. In connection with our transaction with Huntsman International Holdings, ICI and Huntsman Specialty (under the terms of a Technology Transfer Agreement and a PO/MTBE Technology Transfer Agreement), we have licensed back to ICI and Huntsman Corporation (on a non-exclusive basis) certain intellectual property rights for use in their respective retained businesses, and ICI and Huntsman Corporation have each licensed certain retained intellectual property to us.

     For our specialty chemicals business, we have brand names for a number of our products, and we own approximately 35 U.S. trademark registrations and applications for registration currently pending at the United States Patent and Trademark Office, and approximately 2,030 foreign counterparts, including both registrations and applications for registration. For our TiO2 business, we have approximately 180 trademark registrations and pending applications, approximately 110 of which relate to the trademark "Tioxide." Our petrochemicals business is not dependent on the use of trademarks. We have entered into a trademark license agreement with Huntsman Group Intellectual Property Holdings Corporation under which we have obtained the rights to use the trademark "Huntsman", subject to certain restrictions.

EMPLOYEES

     We employed over 7,400 people as of December 31, 2001. Additionally, over 650 people are employed by our U.S. joint ventures. Approximately 96% of our employees, excluding employees of our joint ventures, work outside the United States and approximately 54% of our employees are subject to collective bargaining agreements. Overall, we believe that our relations with our employees are good. In addition, Huntsman Corporation and Huntsman Petrochemical Corporation are providing operating, management and administrative services to us for our PO business similar to the services that they provided to Huntsman Specialty with respect to the PO business before it was transferred to us. See "Item 13--Certain Relationships and Related Transactions."

ENVIRONMENTAL REGULATIONS

     Our business of manufacturing and distributing chemical products and its related production of by-products and wastes, entails risk of adverse environmental effects. As a result, we are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our businesses. See "Item 1--Business--Specialty Chemicals--MTBE Developments" for a discussion of the proposed regulations regarding MTBE. Accordingly, given our businesses, environmental or regulatory matters may cause us significant unanticipated losses, costs or liabilities.

     Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at our properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the EU. For example, in the U.K., a new contaminated land regime is expected to come into effect shortly which will provide a detailed framework for the identification, management and remediation of contaminated sites This law may increase governmental scrutiny of our U.K. facilities.

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

     Our operations involve the handling, transportation and use of numerous hazardous substances. From time to time, these operations may result in violations under environmental laws including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, we could incur material costs or experience interruption in our operations as a result of addressing and implementing measures to prevent such incidents in the future. Currently, we are aware of the following matters:

     o We are investigating a spill at our North Tees facility that was discovered on March 27, 2001. The U.K. Environmental Agency issued an enforcement notice with respect to this spill on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees, allegedly following a dewatering procedure at our North Tees site. The requirements of that notice were complied with, to the satisfaction of the U.K. Environmental Agency, by the end of May 2001. We contained the spill and conducted a remediation program to reclaim the material. The U.K. Environmental Agency is also continuing to investigate the incident; a decision by the U.K. Environmental Agency as to whether to prosecute or not is likely to be made in early or mid-2002. If the U.K. Environmental Agency finds us legally responsible, we could face legal action and possible penalties. Although we can give no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, we do not believe that, if such action was initiated and we are ultimately found to be legally responsible, the probable penalties would be material to our financial position or results of operations. Nevertheless, because this matter is in the initial stages of investigation by the U.K. Environmental Agency, we cannot assure you that it will not have a material effect on us.

     o The Texas Natural Resource Conservation Commission has issued certain notices of violation relating to air emissions and wastewater issues at the Port Neches facility, and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. We met with the TNRCC on several occasions in 2001 and early 2002 and have reached a tentative settlement with the agency on all outstanding issues concerning Port Neches. It is anticipated that the settlement will be presented to the Commission for final approval sometime in mid-2002. If the settlement is approved, it will result in a fine of no more than $100,000 which would be allocable to the PO/MTBE facility. Thus, we do not believe such fine will be material to us.

     o We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations at these or neighboring facilities. Based on available information and the indemnification rights that we possess (including indemnities provided by Huntsman Specialty and ICI for the facilities that each of them transferred to us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

     Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 7--Management's Discussion and Analysis of Financial Conditions and Results of Operations--Environmental Matters."

ITEM 2. PROPERTIES

     We own or lease chemical manufacturing and research facilities in the locations indicated in the list below, which we currently believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and many foreign countries. Our principal executive offices, which are leased from Huntsman Corporation, are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our material owned or leased properties where manufacturing, blending, research and main office facilities are located. For additional information, see "Item 1--Business--Specialty Chemicals" "--Petrochemicals" and "--Titanium Dioxide."

            LOCATION                                    DESCRIPTION OF FACILITY
Geismar, Louisiana                 MDI, TDI, Nitrobenzene(1), Niline(1) and Polyols Manufacturing Facilities
Rozenburg, Netherlands(3)          MDI Manufacturing Facility, Polyols Manufacturing Facilities and Systems House
Wilton, U.K.                       Aniline and Nitrobenzene Manufacturing Facilities
Shepton Mallet, U.K.               Polyester Polyols Manufacturing Facility
Peel, Canada(3)                    Polyurethane Systems House
West Deptford, New Jersey          Polyurethane Systems House, Research Facility and U.S. Regional Headquarters
Auburn Hills, Michigan(3)          Polyurethane Office Space and Research Facility
Deerpark, Australia(3)             Polyurethane Systems House
Cartagena, Columbia                Polyurethane Systems House
Deggendorf, Germany                Polyurethane Systems House
Ternate, Italy                     Polyurethane Systems House
Shanghai, China(2)                 Polyurethane Systems House
Thane (Maharashtra), India(2)      Polyurethane Systems House
Samuprakam, Thailand(2)            Polyurethane Systems House
Kuan Yin, Taiwan(2)                Polyurethane Systems House
Tlalnepantla, Mexico               Polyurethane Systems House

Everberg, Belgium                  Polyurethane Research Facility, Global Headquarters and European Headquarters
Gateway West, Singapore(3)         Polyurethane Regional Headquarters
North Andover, Massachusetts(3)    TPU Research Facility
Ringwood, Illinois(2)              TPU Manufacturing Facility
Osnabruck, Germany                 TPU Manufacturing Facility
Port Neches, Texas                 PO Manufacturing Facility and MTBE Manufacturing Facility
Austin, Texas                      PO/TBA Pilot Plant Facility
Wilton, U.K.                       Olefins and Aromatics Manufacturing Facilities, Petrochemicals Headquarters
North Tees, U.K.(3)                Aromatics Manufacturing Facility and Logistics/Storage Facility
Teesport, U.K.(2)                  Logistics/Storage Facility
Saltholme, U.K.                    Underground Cavity Storage Operations
Grimsby, U.K.                      TiO2 Manufacturing Facility
Greatham, U.K.                     TiO2 Manufacturing Facility
Calais, France                     TiO2 Manufacturing Facility
Huelva, Spain                      TiO2 Manufacturing Facility
Scarlino, Italy                    TiO2 Manufacturing Facility
Teluk Kalung, Malaysia             TiO2 Manufacturing Facility
Westlake, Louisiana(4)             TiO2 Manufacturing Facility
Umbogintwini, South Africa(5)      TiO2 Manufacturing Facility
Billingham, U.K.                   TiO2 Research and Technical Facility, and Office Space
Hammersmith, U.K.                  TiO2 Headquarters
Whithaven, U.K.                    Surface Sciences Manufacturing Facility
St. Mihiel, France                 Surface Sciences Manufacturing Facility
Lavera, France(2)                  Surface Sciences Manufacturing Facility
Castiglione, Italy                 Surface Sciences Manufacturing Facility
Patrica/Frosinane, Italy           Surface Sciences Manufacturing Facility
Barcelona, Spain (2)               Surface Sciences Manufacturing Facility
Alcover, Spain                     Surface Sciences Manufacturing Facility
Oldbury, U.K.                      Surface Sciences Research Facility
Warley, U.K.                       Surface Sciences Regional Headquarters

(1)  50% owned manufacturing joint venture with Crompton Corp.

(2)  Leased.

(3)  Leased land and/or building.

(4) 50% owned manufacturing joint venture with Kronos Louisiana, Inc., a subsidiary of NL Industries, Inc.

(5)  60% owned subsidiary with AECI.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various proceedings instituted by governmental authorities and others arising under provisions of applicable laws, including various environmental laws. Based in part on the indemnities provided to us by ICI and Huntsman Specialty in connection with their transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Item 1--Business--Environmental Regulations" for a discussion of environmental proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to a vote of our security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As of the date of this report, there was no established public trading market for any class of our membership interests.

HOLDERS

     As of the date of this report, Huntsman International Holdings was the only holder of record of our membership interests. Huntsman Specialty, an indirect subsidiary of Huntsman Corporation, owns 60% of the Huntsman International Holdings membership interests.

DISTRIBUTIONS

     Pursuant to our limited liability company agreement and the limited liability company agreement of Huntsman International Holdings, we have a tax sharing arrangement with all of our and Huntsman International Holdings' membership interest holders. Under the arrangement, because we are treated as a partnership for United States income tax purposes, we will make payments to our parent, Huntsman International Holdings, which will in turn make payments to its membership interest holders, in an amount equal to the United States federal and state income taxes we and Huntsman International Holdings would have paid had Huntsman International Holdings been a consolidated or unitary group for federal tax purposes. The arrangement also provides that we will receive cash payments from the membership interest holders (through Huntsman International Holdings) in amounts equal to the amount of United States federal and state income tax refunds or benefit against future tax liabilities equal to the amount we would have received from the use of net operating losses or tax credits generated by us.

     Except in accordance with the above paragraph, our senior credit facilities restrict our ability to pay dividends or other distributions on our equity interests, including prohibiting us from making distributions to Huntsman International Holdings for the purpose of paying principal, interest or premium on Huntsman International Holdings' 13.375% Senior Discount Notes due 2009 (the "Senior Discount Notes") or its 8% Senior Subordinated Reset Discount Notes due 2009 (the "Senior Subordinated Reset Discount Notes" and, collectively with the Senior Discount Notes, the "Huntsman International Holdings Notes"). The indentures governing our notes also place certain restrictions on our ability to pay dividends and make other distributions.

     The restrictions contained in the indentures governing the outstanding Huntsman International Holdings' Notes and our senior notes and senior subordinated notes, may prevent us from making any "restricted payments," including (i) any dividends, distributions or other payments to holders of our equity interests or (ii) payments to purchase, redeem or otherwise acquire or retire for value any of our equity interests, subject to certain exceptions contained in such indentures.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for our Company as of the dates and for the periods indicated. Information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See also "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                    (MILLIONS OF DOLLARS)
                                                                                                                   TEXACO
                                                                                  HSCC PREDECESSOR               PREDECESSOR
                                                                                       COMPANY                     COMPANY
                                                                       ---------------------------------------- --------------
                                                         SIX MONTHS    SIX MONTHS                  TEN MONTHS    TWO MONTHS
                             YEAR ENDED    YEAR ENDED       ENDED         ENDED      YEAR ENDED      ENDED          ENDED
                            DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    JUNE 30,    DECEMBER 31,  DECEMBER 31,  FEBRUARY 28,
                                2001          2000          1999          1999          1998          1997          1997
                            ------------- ------------- -------------- ------------ ------------- ------------- --------------
Consolidated Statements of
   Operations Data:
   Revenues                     $  4,575.2     $  4,447.9    $  1,997.3    $  192.0    $  338.7    $  348.5    $  61.0
   Operating income (loss)           159.9          411.1         197.3        52.6        54.3        40.4       (5.7)
   Income (loss) from
     continuing operations           (59.4)         150.7          80.6        21.5         9.4         3.0       (3.7)
Consolidated Balance Sheet
   Data:
   Working capital              $    309.5     $    331.9    $    456.7    $   32.6    $   30.4    $   40.4    $  --
   Total assets                    4,862.1        4,815.4       4,818.4       577.9       577.6       593.7       --

   Long-term debt and other        3,027.1        2,806.9       2,934.2       474.6       503.8       524.8       --
     non-current liabilities

Members'/Stockholders'
   equity                            991.7        1,128.7       1,104.0        49.8        30.6        25.3       --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On June 30, 1999, we received capital contributions of cash and U.S. operating assets from our parent company, Huntsman International Holdings, a joint venture between Huntsman Specialty, ICI and institutional investors. With this capitalization, we acquired ICI's polyurethane chemicals, petrochemicals (including ICI's 80% interest in the Wilton olefins facility), and TiO2 businesses, and Huntsman Specialty's PO business. In addition, we acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals. For a further discussion of these transactions, see "Item 1--Business--General" and "Item 13--Certain Relationships and Related Transactions--Company Background."

     We derive our revenues, earnings and cash flow from the manufacture and sale of a wide variety of specialty and commodity chemical products. These products are manufactured at facilities located in the Americas, Europe, Africa and Asia and are sold throughout the world. We manage our businesses in three segments: Specialty Chemicals (the former ICI polyurethanes and Huntsman Specialty PO businesses and the acquisitions we have completed since 1999); Petrochemicals (the former ICI petrochemical business and the assets acquired from BP Chemicals); and Tioxide (the former ICI titanium dioxide business).

     The profitability of our three principal business segments is impacted to varying degrees by economic conditions, prices of raw materials, customers' inventory levels, global supply and demand pressures as well as other seasonal and, to a limited extent, cyclical factors. Generally, the global market for our specialty chemicals products has grown at rates in excess of global GDP growth, while the demand for our petrochemical and Tioxide products has historically grown at rates that are approximately equal to global GDP growth.

     Huntsman Specialty is considered the acquiror and predecessor of the businesses transferred to us in the transactions with Huntsman Specialty, ICI and BP Chemicals. These transactions have also resulted in the implementation of a new basis of accounting, resulting in new carrying values for the transferred ICI and BP Chemicals businesses. Our consolidated financial statements reflect this new basis of accounting beginning with the date of the transactions with Huntsman Specialty, ICI and BP Chemicals as follows (in millions of dollars):

                                                                                        HSCC
                                                                                     PREDECESSOR
                                                                                       COMPANY
                                                                                    -------------
                                                                       SIX MONTHS
                                         YEAR ENDED     YEAR ENDED       ENDED       SIX MONTHS
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      ENDED
                                            2001           2000           1999      JUNE 30, 1999
                                        ------------   ------------   ------------  -------------

Revenues                                $  4,575.2     $  4,447.9     $  1,997.3    $  192.0
Cost of goods sold                         3,990.1        3,705.4        1,602.0       134.1
                                        ----------     ----------     ----------    --------
Gross profit                                 585.1          742.5          395.3        57.9
Expenses of selling, general and
   administrative, research and
   development                               378.6          331.4          198.0         5.3
Restructuring and plant closure
   costs                                      46.6
                                        ----------     ----------     ----------    --------
Operating income                             159.9          411.1          197.3        52.6
Interest expense, net                        228.3          222.4          104.0        18.0
Loss on sale of accounts
   receivable                                 12.8            1.9           --          --
Other income (expense)                        (2.0)          (3.2)           6.5        --
                                        ----------     ----------     ----------    --------
Net income (loss) before income taxes
   and minority interest                     (83.2)         183.6           99.8        34.6
Income tax expense (benefit)                 (26.0)          30.1           18.2        13.1
Minority interests in subsidiaries             2.2            2.8            1.0        --
Cumulative effect of accounting
   change                                      1.5           --             --          --
                                        ----------     ----------     ----------    --------
Net income (loss)                       $    (60.9)    $    150.7     $     80.6    $   21.5
                                        ==========     ==========     ==========    ========

RESULTS OF OPERATIONS

2001 ACTUAL COMPARED TO 2000 ACTUAL

                                                    (MILLIONS OF DOLLARS)
                                                 2001 ACTUAL      2000 ACTUAL
                                                 -----------      -----------
Specialty Chemicals sales                          $ 2,529          $ 2,109
Petrochemical sales                                  1,174            1,383
Tioxide sales                                          872              956
                                                 -----------      -----------
Total revenues                                       4,575            4,448
Cost of goods sold                                   3,990            3,706
                                                 -----------      -----------
Gross profit                                           585              742
Selling, general, administrative, research
  and development expenses                             378              331
Restructuring and plant closing costs                   47               --
                                                 -----------      -----------
Operating income                                       160              411
Interest expense, net                                  228              222
Loss on sale of accounts receivable                     13                2
Other income (expense)                                  (2)              (3)
                                                 -----------      -----------
Net income before income taxes and
  minority interest                                    (83)             184
Income tax expense (benefit)                           (26)              30
Minority interests in subsidiaries                       2                3
Cumulative effect of accounting change                   2               --
                                                 -----------      -----------
Net income                                         $   (61)         $   151
                                                 ===========      ===========

Depreciation and amortization                      $   240          $   216
                                                 ===========      ===========

EBITDA(1)                                          $   385          $   622
Loss on sale of accounts receivable(2)                  13                2
                                                 -----------      -----------
Adjusted EBITDA                                    $   398          $   624
                                                 ===========      ===========

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States ("U.S. GAAP") or as a measure of a company's profitability or liquidity. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(2) For purposes of the covenants in our senior secured credit facilities, loss on sale of accounts receivable related to the securitization program is excluded from the computation of EBITDA.

     REVENUES. Revenues in 2001 increased by $127 million, or 3%, to $4,575 million from $4,448 million during 2000. The increase in revenues resulted from an increase in sales in the Specialty Chemicals segment which was partially offset by decreases in sales at the Petrochemicals and Tioxide segments. Sales in the Specialty Chemicals segment benefited from the acquisition of the TPU, ethyleneamines and surfactants businesses and the inclusion of the European performance chemicals sales.

     SPECIALTY CHEMICALS - Our Specialty Chemicals sales, excluding non-comparable acquisitions, declined by $44 million, or 2%, during 2001 as compared to 2000. Total Specialty Chemicals sales increased by $420 million, or 20%, for 2001 as compared to 2000. Total MDI sales decreased by 1% as compared to the 2000 period. A strong recovery in the Asian economies led to an increase of sales volumes of 26% in that region, while in Europe sales volumes grew by 6%. In the Americas, sales volumes decreased by 14% due to weaker demand resulting from the continued economic slowdown. Polyols sales increased by 7% as compared to the 2000 period. Polyols sales volumes grew by 9%, with the increase attributable to all three geographic regions. Higher sales volumes were partially offset by a 2% decrease in average selling prices for polyols as compared to the same period in 2000, a substantial portion of which was due to a weakening in the value of the euro versus the U.S. dollar. PO sales increased by 2% mainly due to an 11% decrease in average selling prices for PO which was partially offset by a 13% increase in PO sales volumes. MTBE sales revenue decreased by 6% compared to the 2000 period. Lower sales were due to a 7% decrease in average selling prices for MTBE. The decline in average selling prices for MTBE was primarily attributable to lower gasoline prices. Non-comparative sales from TPU, ethyleneamines, surfactants, and performance chemicals were $464 million. Ethyleneamines and surfactants were not present in the comparable period in 2000. TPU was included beginning September 2000 and performance chemicals are included beginning July 2000.

     PETROCHEMICALS - Our Petrochemicals sales decreased by $208 million, or 15%, in 2001 as compared to 2000. Sales volumes of ethylene and propylene decreased by 12% and 10%, respectively. Lower sales volumes of ethylene and propylene were a result of reduced customer demand, lower sales of product which had been purchased for resale, and a higher volume of material delivered on exchange. Average selling prices of ethylene and propylene declined by 13% and 18%, respectively, in 2001 as compared to 2000 due to lower feedstock prices and weaker market conditions. In aromatics, sales of benzene increased by 25%, while sales of cyclohexane and paraxylene decreased by 22% and 8%, respectively, in 2001 as compared to 2000. The increased sales volume of benzene resulted from reduced internal requirements for the product. Lower sales volumes of cyclohexane were a result of lower production resulting from a temporary shortage of a key feedstock. Benzene and cyclohexane average selling prices declined by 23% and 15%, respectively, in 2001 as compared to 2000, while the paraxylene average selling prices rose by 1%. Bassell, a major customer of our petrochemical business, has announced the closure of its Wilton, U.K., polypropylene facility. Bassell has also indicated that it intends to stop purchasing propylene from us after our current contract with Bassell expires on December 31, 2003. In 2001, Bassell purchased 350 million pounds of propylene or approximately 40% of our output.

     TIOXIDE - Our Tioxide sales decreased by $84 million, or 9%, in 2001 as compared to 2000. Sales volumes decreased by 4% as compared to 2000. Sales in Europe and North America each decreased by 5%, while sales volumes in the other regions of the world decreased by 2%. Lower volumes were primarily due to reduced customer demand resulting from global economic weakness. Average selling prices declined by 6% due to reduced industry operation rates as well as the continued weakness of the value of the euro versus the U.S. dollar.

     GROSS PROFIT. Gross profit in 2001 decreased by $157 million, or 21%, to $585 million from $742 million in 2000.

     SPECIALTY CHEMICALS - Our Specialty Chemicals gross profit, excluding non-comparable acquisitions, declined by $62, or 14%, in 2001 as compared to 2000. Total Specialty Chemicals gross profit declined by $6 million, or 1%, in 2001 as compared to 2000. Gross profit on MDI and polyols decreased by 6% and 9%, respectively. Lower gross profit on MDI was a result of higher energy and natural gas prices in 2001 as compared to 2000. Polyols gross profit benefited from increased sales volumes, but this benefit was more than offset by a decrease in average selling prices and higher energy and raw material costs, particularly in the U.S. Gross profit in PO and MTBE was a result of the lower revenues described above which were partially offset by a decline in key raw materials including isobutane and propylene. Non-comparative gross profit from TPU, ethyleneamines, surfactants and performance chemicals was $56 million. Ethyleneamines and surfactants were not present in the comparable period in 2000. TPU is included beginning September 2000 and performance chemicals beginning July 2000.

     PETROCHEMICALS - Our Petrochemicals gross profit decreased by $75 million, or 101%, in 2001 as compared to 2000. Lower gross profit was a result of the lower revenues discussed above, which were only partially offset by lower feedstock costs. The price of our main feedstock, naphtha, decreased by 17% in 2001 as compared to 2000. In addition, gross profit was negatively impacted by inventory devaluations which resulted from lower feedstock costs and lower average selling prices.

     TIOXIDE - Our Tioxide gross profit declined by $75 million, or 32%, in 2001 as compared to 2000. The decline was attributable to the lower revenues discussed and the impact of higher raw material and energy costs, partially offset by lower manufacturing costs, a portion of which resulted from favorable currency movements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDING RESEARCH AND DEVELOPMENT EXPENSES). Selling, general and administrative expenses ("SG&A"), including research and development expenses ("R&D"), in 2001 increased $47 million, or 14%, to $378 million from $331 million in 2000 largely due to the SG&A expenses associated with businesses acquired in 2000 and 2001. In addition, in the 2001 period, we recorded certain non-recurring expenses associated with abandoned acquisitions and other transactions.

     SPECIALTY CHEMICALS - SG&A (including R&D) increased by 22% in 2001 as compared to 2000. The increase was due largely to the SG&A expenses associated with businesses acquired in 2000 and 2001.

     PETROCHEMICALS - SG&A (including R&D) decreased by 15% in 2001 as compared to 2000. The decrease was a result of lower administrative costs and favorable currency exchange movements.

     TIOXIDE - SG&A (including R&D) increased by 6% in 2001 as compared to 2000.

     RESTRUCTURING AND PLANT CLOSING COSTS. During 2001, we incurred $47 million in restructuring and plant closing costs in our Specialty Chemicals and Tioxide segments. These charges primarily relate to phase one of our previously announced cost reduction program in our Specialty Chemicals business which includes the closure of our Shepton Mallet, U.K. polyols manufacturing facility by the end of 2002. This facility became largely redundant following the acquisition of our TPU business in 2000. The program also includes reductions in work force of approximately 270 employees at the Shepton Mallet facility and other locations during the fourth quarter of 2001 and during 2002. The cash component of this charge is expected to total approximately $37 million, a significant portion of which will be disbursed in 2002.

     INTEREST EXPENSE. Net interest expense in 2001 increased by $6 million, or 3%, to $228 million from $222 million in 2000. The increase was a result of higher average outstanding borrowings and the decrease in the fair value of our interest rate derivative contracts, partially offset by lower average borrowing rates on our variable rate debt.

     INCOME TAXES. Income taxes decreased by $56 million to a $26 million tax benefit in 2001 as compared to a $30 million expense in 2000. Lower taxes were due primarily to decreased earnings for the period. Our effective income tax rate increased to approximately 31% in 2001 from approximately 16% in 2000 due to larger net losses in our U.S. operations, which are not subject to Federal income taxes because of our status as a limited liability company.

     NET INCOME (LOSS). Net income in 2001 decreased by $210 million to a loss of $61 million from income of $151 million during 2000 as a result of the factors discussed above.

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

                                                      (MILLIONS OF DOLLARS)
                                                 2000 ACTUAL      1999 PRO FORMA
                                                 -----------      --------------
Specialty Chemicals sales                          $ 2,109          $ 1,855
Petrochemical sales                                  1,383            1,022
Tioxide sales                                          956              991
                                                 -----------      --------------
Total revenues                                       4,448            3,868
Cost of goods sold                                   3,706            3,096
                                                 -----------      --------------
Gross profit                                           742              772
Selling, general, administrative, research
  and development expenses                             331              409
                                                 -----------      --------------
Operating income                                       411              363
Interest expense, net                                  222              216
Loss on sale of accounts receivable                      2               --
Other income (expense)                                  (3)               7
                                                 -----------      --------------
Net income before income taxes and
  minority interest                                    184              154
Income tax expense                                      30               25
Minority interests in subsidiaries                       3                1
                                                 -----------      --------------
Net income                                         $   151          $   128
                                                 ===========      ==============

Depreciation and amortization                      $   216          $   195
                                                 ===========      ==============

EBITDA(1)                                          $   622          $   565
Net reduction in corporate overhead
  allocation and insurance expenses                     --               11
Rationalization of TiO2 operations                      --                5
Loss on sale of accounts receivable(2)                   2               --
                                                 -----------      --------------
Adjusted EBITDA                                    $   624          $   581
                                                 ===========      ==============

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States ("U.S. GAAP") or as a measure of a company's profitability or liquidity. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(2) For purposes of the covenants in our senior secured credit facilities, loss on sale of accounts receivable related to the securitization program is excluded from the computation of EBITDA.

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

     PETROCHEMICALS - Sales volumes of ethylene and propylene increased by 27% and 19%, respectively. These increases are primarily attributable to increased output, stronger customer demand and the impact of additional olefins capacity acquired from BP Chemicals on June 30, 1999. In aromatics, sales volumes of benzene, paraxylene and cyclohexane rose by 18%, 13% and 12%, respectively. Average selling prices for all products rose in response to increases in feedstock prices. Ethylene, propylene, benzene and paraxylene prices were 35%, 56%, 47% and 40% higher, respectively. Sales revenues from feedstock trading fell by $193 million, mainly due to the cessation of crude oil trading following the Transaction.

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

     SPECIALTY CHEMICALS - While MDI and polyols benefited from increased sales volumes, this benefit was more than offset by a rise in prices for the major raw materials of MDI, benzene and chlorine. Gross profit on MDI and polyols decreased 18% and 26%, respectively. The price of benzene increased by 57% in the U.S. market and by 49% in the European market compared to the 1999 period. Gross profit benefited from the increase in MTBE sales revenue.

     PETROCHEMICALS - The Petrochemicals gross profit increased by 98% due to additional volumes and improved contribution margins. The price increases for our main raw material, naphtha, were partially offset by our hedging activities. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risks."

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

     SPECIALTY CHEMICALS - There was a 21% decrease in SG&A (including R&D) in 2000 due largely to non-recurring items incurred in 1999. Major SG&A expenses during 1999 included restructuring costs in Asia and certain pension costs. In addition, a reduction in the costs of insurance under Huntsman ownership also contributed to the decline in SG&A costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     CASH. Net cash provided by operating activities for 2001 was $202.4 million, as compared to net cash provided by operating activities of $411.5 million for 2000. The decrease in cash provided was attributable to lower net income partially offset by a net decrease in working capital, excluding acquisitions, during 2001 as compared to 2000.

     Net cash used in investing activities for 2001 was $491.7 million, as compared to $355.6 million for the same period in 2000. The increase in cash used was attributable to increased capital expenditures and increased spending on acquisitions during 2001.

     Net cash provided by financing activities for 2001 was $312.2 million, as compared to net cash used in financing activities of $131.0 million for 2000. During 2001, we issued euro 250 million of additional senior subordinated notes and had net borrowings under our revolving credit facility of $79.5 million, the proceeds of which were used, together with cash flows from operations, to fund acquisitions, capital expenditures and a portion of net working capital investment. During 2000, proceeds from the securitization program were used to repay approximately $172.4 million of the senior debt.

     DEBT. As of December 31, 2001, we had $110.6 million of outstanding borrowings under our $400 million revolving credit facility and had approximately $84 million in cash balances. We also maintain $60 million of short-term overdraft facilities, of which $23.2 million was available on December 31, 2001.

     As of December 31, 2001, we had outstanding variable rate borrowings of approximately $1,370 million and euro 236 million and (pound)30 million. For the year ended December 31, 2001, the weighted average interest rate of these borrowings was 7.68%, 6.96% and 7.45%, respectively. These rates do not consider the effects of interest rate hedging activities.

     SENIOR NOTES OFFERING. On March 18, 2002, we sold $300 million aggregate principal amount of our 9.875% Senior Notes due 2009 in a private placement. The net proceeds received by us from the sale of the senior notes, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $292 million. We used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of our senior secured credit facilities. The balance of the net proceeds was used to repay amounts due under the term loan portion of the senior secured credit facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003.

     CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS. Our obligations under long-term debt (after giving effect to the amendment, dated March 15, 2002, to our senior secured credit facilities), lease agreements, and other contractual commitments are summarized below (in millions):

                        LESS THAN                                   AFTER
                         1 YEAR       1-3 YEARS      4-5 YEARS     5 YEARS           TOTAL
Long-term debt          $   5.3       $  175.4       $  81.3       $  2,375.9       $  2,637.9
Capital lease
  obligations               2.5            2.9           2.5              6.7             14.6
Operating leases           15.6           20.4          10.6             39.3             85.9
                        -------       --------       -------       ----------       ----------
Total                   $  23.4       $  198.7       $  94.4       $  2,421.9       $  2,738.4
                        =======       ========       =======       ==========       ==========

     We have a revolving loan facility of up to $400 million which matures on June 30, 2005 with no scheduled commitment reductions. We also have a $60 million overdraft facility. We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend from three to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

     SECURITIZATION OF RECEIVABLES. In order to reduce our cost of financing, on December 21, 2000, we entered into a securitization program arranged by JP Morgan under which certain trade receivables were and will be transferred to a qualified special purpose off balance sheet entity through December 2005. This entity is not an affiliate of the Company. The acquisition of these receivables by the entity was financed through the issuance of commercial paper. We received $175 million in initial proceeds from the securitization transaction which were used to reduce our outstanding indebtedness.

     In June 2001, the special purpose entity issued approximately $165 million in medium term notes due in 2006, replacing the majority of the $175 million commercial paper issued previously. In addition to the medium term notes, the special purpose entity can issue up to $100 million in commercial paper to fund the purchase of receivables. As of December 31, 2001, the special purpose entity had total assets (consisting of cash and accounts receivable) of approximately $249 million, $165 million of medium term notes, and $15 million of commercial paper outstanding. The weighted average interest rates on the medium term notes and commercial paper was 3.04% and 2.52%, respectively, as of December 31, 2001.

     During 2001, we sold approximately $3,132 million in receivables and received $3,180 million in proceeds. We recorded $12.8 as a loss on receivables for the year ended December 31, 2001.

     CAPITAL EXPENDITURES. Capital expenditures for the year ended December 31, 2001 were $291 million, an increase of $86 million as compared to the same period in 2000. The increase was primarily attributable to spending associated with the ongoing expansion of our titanium dioxide plants. We expect to spend approximately $200 - $250 million during 2002 on capital projects.

     In connection with our agreements with our joint ventures with Rubicon and Louisiana Pigment, we are obligated to fund our proportionate share of capital expenditures. During the years ended December 31, 2001 and 2000, we invested $2.5 million and $9 million, respectively. During 2001 and 2000, we received $11.3 and $7.5 million, respectively, from Louisiana Pigment.

     ENVIRONMENTAL MATTERS. Our capital expenditures relating to environmental matters for the year ended December 31, 2001 and 2000 were approximately $42 million and $35 million, respectively. Capital costs relating to environmental matters in 2002 are expected to total approximately $38 million. Capital expenditures are planned to comply with national legislation implementing the European Union

("EU") Directive on Integrated Pollution Prevention and Control. Under this directive, the majority of our plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although implementing legislation in most EU member states is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs could be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, particularly the Directive on Hazardous Waste Incineration and the Seveso II Directive, which governs major accident hazards. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation of specific standards which impose requirements on our operations. Therefore, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws. See also "Item 1--Business--Specialty Chemicals--MTBE Developments" and "--Environmental Regulations."

     CONVERSION TO EURO. On January 1, 1999, eleven European countries established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and adopted the euro as their common legal currency. The euro and the legacy currencies are each legal tender for transactions now. Beginning January 1, 2002, the participating countries will issue euro-denominated bills and coins. By July 1, 2002, each country will withdraw its sovereign currency and transactions thereafter will be conducted solely in euros. We currently believe that the conversion to the euro will not have a material effect on our operations, financial condition or liquidity.

CHANGES IN FINANCIAL CONDITION

     The following information summarizes our working capital position as of December 31, 2001 and 2000 (in millions):

                                                     December 31, 2001   December 31, 2000
                                                     -----------------   -----------------
CURRENT ASSETS:
   Cash and cash equivalents                         $     83.9          $     66.1
   Accounts and notes receivables (net of
     allowance for doubtful accounts of
     $15.2 and $10.6, respectively)                       501.6               553.9
   Inventories                                            501.4               496.4
   Prepaid expenses                                        10.7                15.2
   Deferred income taxes                                   --                    .9
   Other current assets                                    47.4                69.6
                                                     -----------------   -----------------
     TOTAL CURRENT ASSETS                               1,145.0             1,202.1

CURRENT LIABILITIES:
   Accounts payable                                       266.7               313.3
   Accrued liabilities                                    496.7               517.0
   Current portion of long-term debt                        5.3                 7.5
   Deferred income taxes                                    5.7                --
   Other current liabilities                               61.1                32.4
                                                     -----------------   -----------------
     TOTAL CURRENT LIABILITIES                            835.5               870.2

WORKING CAPITAL                                      $    309.5          $    331.9
                                                     =================   =================

     As of December 31, 2001, our working capital decreased by $21.8 million as a result of the net impact of the following significant changes:

     o Increase in cash balances of $17.8 million is due to normal fluctuations in collections and payments;

     o Decrease in account receivables of $52.3 million is due to a lower sales in the fourth quarter of 2001 as compared to 2000 as a result of weaker economic conditions;

     o Decrease in other current assets of $22.2 million is primarily due to a reduction in income taxes receivable;

     o Decrease in accounts payable of $46.6 relates to a decrease in the amounts owed to our affiliate Rubicon for inventory purchases which are lower due to weaker economic conditions;

     o Decrease in accrued liabilities of $20.3 million results from a reduction in accruals for raw materials and services offset by an increase related to the restructuring and plant closing costs;

     o Increase in other current liabilities of $28.7 million is related to the fair value of interest rate derivatives recorded on the balance sheet in 2001 as a result of the implementation of a new accounting standard in 2001.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of that statement on January 1, 2002. The impact of adopting this pronouncement is not material.

In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on January 1, 2002. The Company is currently evaluating the effects of adopting this pronouncement.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

     Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of all such factors.

     DEMAND FOR SOME OF OUR PRODUCTS IS CYCLICAL AND WE MAY EXPERIENCE PROLONGED DEPRESSED MARKET CONDITIONS FOR OUR PRODUCTS.

     A substantial portion of our revenue is attributable to sales of products, including most of the products of our petrochemicals business, the prices of which have been historically cyclical and sensitive to relative changes in supply and demand, the availability and price of feedstocks and general economic conditions. Historically, the markets for some of our products, including most of the products of our petrochemicals business, have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. Currently, several of our markets are experiencing periods of oversupply, and the pricing of our products in these markets is depressed. We cannot guarantee that future growth in demand for these products will be sufficient to alleviate any existing or future conditions of excess industry capacity or that such conditions will not be sustained or further aggravated by anticipated or unanticipated capacity additions or other events. In addition, sales of certain of our products, including a substantial portion of our petrochemical products, are dependent upon the continued demand from several key customers. Bassell, a major customer of our petrochemical business, has announced the closure of its Wilton, U.K., polypropylene facility. Bassell has also indicated that it intends to stop purchasing propylene from us after our current contract with Bassell expires on December 31, 2003. In 2001, Bassell purchased 350 million pounds of propylene or approximately 40% of our output.

     WE HAVE SUBSTANTIAL DEBT THAT WE MAY BE UNABLE TO SERVICE AND THAT RESTRICTS OUR ACTIVITIES, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR OBLIGATIONS.

     We have incurred substantial debt in connection with our transactions with ICI and Huntsman Specialty and with BP Chemicals, as well as in connection with our recent acquisitions. As of December 31, 2001, we had total outstanding indebtedness of $2,638 million (including the current portion of long-term debt) and a debt to total capitalization ratio of approximately 73%. We require substantial capital to finance our operations and continued growth, and we may incur substantial additional debt from time to time for a variety of purposes, including acquiring additional businesses. However, the indentures governing our outstanding senior notes and senior subordinated notes and our senior secured credit facilities all contain restrictive covenants. Among other things, these covenants limit or prohibit our ability to incur more debt; make prepayments of other debt, including our senior notes and senior subordinated notes, in whole or in part; pay dividends, redeem stock or make other distributions; issue capital stock; make investments; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; and merge or consolidate and transfer or sell assets. Additionally, our senior secured credit facilities provide that we will not, and will not permit any of our subsidiaries to, amend, modify or terminate any provisions of our senior notes or senior subordinated notes. Also, if we undergo a change of control, the indentures governing our outstanding senior notes and senior subordinated notes require us to make an offer to purchase the notes. Under these circumstances, we may also be required to repay indebtedness under our senior secured credit facilities to the extent of the value of the assets securing such indebtedness. In this event, we may not have the financial resources necessary to purchase our notes or repay indebtedness under our senior secured credit facilities, which would result in an event of default.

     The degree to which we have outstanding debt could have important consequences for our business, including:

     o 80% of our EBITDA for 2001 was applied towards cash payment of interest on our debt, which reduced funds available for other purposes, including our operations and future business opportunities;

     o our ability to obtain additional financing may be constrained due to our existing level of debt;

     o a high degree of debt will make us more vulnerable to a downturn in our business or the economy in general; and

     o part of our debt is, and any future debt may be, subject to variable interest rates, which might make us vulnerable to increases in interest rates.

     Our ability to make scheduled payments of principal and interest on, or to refinance, our debt depends on our future financial performance, which, to a certain extent, is subject to economic, competitive, regulatory and other factors beyond our control. We cannot guarantee that we will have sufficient cash from our operations or other sources to service our debt. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or seek to obtain additional equity capital or restructure or refinance our debt. We cannot guarantee that such alternative measures would be successful or would permit us to meet our scheduled debt service obligations. In the absence of operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service obligations. We cannot guarantee our ability to consummate any asset sales or that any proceeds from an asset sale would be sufficient to meet the obligations then due.

     If we are unable to generate sufficient cash flow and we are unable to obtain the funds required to meet payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, including those under our senior secured credit facilities and the indentures governing our outstanding senior notes and senior subordinated notes, we could be in default under the terms of those agreements. In the event of a default by us, a holder of the indebtedness could elect to declare all of the funds borrowed under those agreements to be due and payable together with accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder and we could be forced into bankruptcy or liquidation. Any default under the agreements governing our indebtedness could have a material adverse effect on our ability to pay principal and interest on our notes and on the market value of our notes.

     CERTAIN EVENTS AFFECTING HUNTSMAN CORPORATION COULD RESULT IN A "CHANGE OF CONTROL" UNDER OUR SENIOR NOTES, OUR SENIOR SUBORDINATED NOTES AND OUR SENIOR SECURED CREDIT FACILITIES.

     The exercise of remedies by the lenders under Huntsman Corporation's existing senior secured credit facilities (the "Existing HC Credit Facilities") or a restructuring of the indebtedness of Huntsman Corporation could result in a "change of control" under our senior notes, our outstanding senior subordinated notes and our senior secured credit facilities. A "change of control" would constitute a default under our senior secured credit facilities. It would also entitle the holders of our senior notes and our senior subordinated notes to exercise their rights to require us to repurchase those notes from them. Under such circumstances we may not have sufficient funds to purchase all the notes. In addition, a change of control might affect our ability to maintain the commercial arrangements with our affiliated companies described in "--The restructuring of Huntsman Corporation could adversely affect our relationship with Huntsman Corporation and its subsidiaries; in such event we may not be able to replace on favorable terms our contracts with them or services and facilities that they provide to us, if at all."

     As of December 31, 2001, Huntsman Corporation had approximately $1.5 billion of outstanding borrowings under its senior secured credit facilities. As collateral for that indebtedness, Huntsman Corporation has pledged its 80.1% equity interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"). HSCHC owns 100% of Huntsman Specialty, which in turn owns 60% of our equity. Huntsman

Corporation is not in compliance with certain financial covenants of the Existing HC Credit Facilities. On December 20, 2001, Huntsman Corporation entered into amendment, forbearance, and waiver agreements (collectively, the "Amendment Agreement") related to the Existing HC Credit Facilities. Under the Amendment Agreement, existing defaults and some future defaults were waived (but not the failure to pay incremental interest at a default rate ("Default Interest")), and the lenders agreed to forbear exercising rights and remedies arising from the failure to pay Default Interest, all until March 15, 2002 (the "Forbearance Period"). On March 15, 2002, the Forbearance Period was extended until June 30, 2002 by lenders holding a majority of the indebtedness under the Existing HC Credit Facilities.

     If the Forbearance Period is not extended beyond June 30, 2002, Huntsman Corporation's debt is not restructured, or the rights of the lenders under the Existing HC Credit Facilities are not otherwise stayed, the lenders could pursue their remedies, including acceleration of the indebtedness and foreclosure on the HSCHC equity. Foreclosure on the HSCHC equity would result in a change of control within the meaning of the indentures governing our senior notes, the indentures governing our senior subordinated notes, and our senior secured credit facilities as well as under indentures governing the high yield notes at our direct parent, Huntsman International Holdings (the "HIH Notes").

     Huntsman Corporation failed to make the interest payment on January 1, 2002 under its senior subordinated notes (the "HC Notes"). Huntsman Polymers Corporation, a wholly-owned subsidiary of Huntsman Corporation, failed to make the interest payment due December 1, 2001 under its senior unsecured notes (the "Polymers Notes"). Huntsman Corporation and Huntsman Polymers Corporation are discussing the possible restructuring of their indebtedness with representatives of a majority of their noteholders. A restructuring could result in a change of control within the meaning of the indenture governing the senior notes, the indentures governing our senior subordinated notes, our senior secured credit facilities, as well as under the indentures governing the HIH Notes.

     In connection with the December 2001 amendment of ICI's put option agreement, Huntsman Specialty pledged half of its 60% equity interest in Huntsman International Holdings, our direct parent, to ICI. A foreclosure by ICI on such equity would result in a change of control under the indentures governing our senior notes and senior subordinated notes and our senior secured credit facilities, as well as under the indentures governing the HIH Notes.

     A change of control would constitute a default under our senior secured credit facilities. It would also entitle (i) the holders of our senior notes and our senior subordinated notes to exercise their rights to require us to repurchase these notes from them and (ii) the holders of the HIH Notes to exercise their rights to require Huntsman International Holdings to repurchase the HIH Notes from them. Under such circumstances, we or Huntsman International Holdings may not have sufficient funds to purchase all the notes.

     THE RESTRUCTURING OF HUNTSMAN CORPORATION COULD ADVERSELY AFFECT OUR RELATIONSHIPS WITH HUNTSMAN CORPORATION AND ITS SUBSIDIARIES; IN SUCH AN EVENT WE MAY NOT BE ABLE TO REPLACE ON FAVORABLE TERMS OUR CONTRACTS WITH THEM OR THE SERVICES AND FACILITIES THAT THEY PROVIDE TO US, IF AT ALL.

     We have entered and will continue to enter into certain agreements, including service, supply and purchase contracts with Huntsman Corporation, and its affiliates. If, as a result of a court sanctioned financial restructuring at Huntsman Corporation, such agreements are terminated, rejected or restructured, there could be a material adverse effect on our business, financial condition, results of operations or cash flows if we are unable to obtain similar service, supply or purchase contracts on the same terms from third parties. For example, we have only one operating facility for our production of PO, which is located in Port Neches, Texas. The facility is dependent on Huntsman Petrochemical Corporation's existing infrastructure and its adjacent facilities for certain utilities, raw materials, product distribution systems and safety systems. In addition, we depend upon employees of Huntsman Petrochemical Corporation, a subsidiary of Huntsman Corporation, to operate our Port Neches facility. We purchase all of the propylene used in the production of PO through Huntsman Petrochemical Corporation's pipeline, which is the only existing propylene pipeline connected to our PO facility. If we were required to obtain propylene from another source, we would need to make a substantial investment in an alternative pipeline. This could have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 13--Certain Relationships and Related Transactions."

     IF OUR SUBSIDIARIES DO NOT MAKE SUFFICIENT DISTRIBUTIONS TO US, THEN WE WILL NOT BE ABLE TO MAKE PAYMENT ON OUR DEBT.

     Our debt is the exclusive obligation of our Company and any guarantors thereof and not of any of our other subsidiaries. Because a significant portion of our operations are conducted by our subsidiaries, our cash flow and our ability to service indebtedness are dependent to a large extent upon cash dividends and distributions or other transfers from our subsidiaries. Any payment of dividends, distributions, loans or advances by our subsidiaries to us could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and any restrictions imposed by the current and future debt instruments of our subsidiaries. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries' earnings.

     Our subsidiaries are separate and distinct legal entities and, except for the guarantors of our notes, have no obligation, contingent or otherwise, to pay any amounts due pursuant to our debt or to make any funds available therefore, whether by dividends, loans, distributions or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries that are not guarantors upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of our debt to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary's creditors, including trade creditors and holders of debt issued by that subsidiary. In addition, the guarantees of our debt are subordinated to all indebtedness of each guarantor that is secured to the extent of the value of the assets securing such indebtedness.

     THE SIGNIFICANT PRICE VOLATILITY OF MANY OF OUR RAW MATERIALS MAY RESULT IN INCREASED COSTS.

     The prices for a large portion of our raw materials are cyclical. Recently, prices for oil and natural gas, two key raw materials, have fluctuated dramatically. While we attempt to match raw material price increases with corresponding product price increases, we are not able to immediately raise product prices and, ultimately, our ability to pass on increases in the cost of raw materials to our customers is greatly dependent upon market conditions.

     THE INDUSTRIES IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OUR COMPETITORS THAT ARE LARGER AND HAVE GREATER RESOURCES.

     The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, many of our competitors are larger and have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develop proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, are low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand this role significantly in the future. Any of these developments would have a significant impact on our ability to enjoy higher profit margins during periods of increased demand. See "--Demand for some of our products is cyclical and we may experience prolonged depressed market conditions for our products.

     IF WE ARE UNABLE TO INTEGRATE SUCCESSFULLY THE BUSINESSES THAT WE ACQUIRE, THEN OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS MAY BE IMPAIRED.

     We have recently acquired new businesses, such as Dow's ethyleneamines business, Rohm and Haas' TPU business and Rhodia S.A.'s European surfactants business. We may acquire additional businesses in the future. You should consider the risks we will encounter during our process of integrating these acquired businesses and during the continued integration of our businesses following the June 30, 1999 transaction, including:

     o our potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value;

     o    diversion of our management's attention from business concerns;

     o difficulties in increasing production at acquired sites and coordinating management of operations at the acquired sites;

     o    delays in implementing consolidation plans;

     o    legal liabilities; and

     o    loss of key employees of acquired operations.

     The full benefit of the businesses that we acquire generally requires the integration of administrative functions and the implementation of appropriate operations, financial and management systems and controls. If we are unable to integrate our various businesses effectively, our business, financial condition, results of operations and cash flows may suffer.

     Part of our business strategy may include expansion through strategic acquisitions. We cannot be certain that we will be able to identify suitable acquisition candidates, negotiate acquisitions on terms acceptable to us or obtain the necessary financing to complete any acquisition. In addition, the negotiation and consummation of any acquisition and the integration of any acquired business may divert our management from our day to day operations, which could have an adverse effect on our business.

     OUR ABILITY TO REPAY OUR DEBT MAY BE ADVERSELY AFFECTED IF OUR JOINT VENTURE PARTNERS DO NOT PERFORM THEIR OBLIGATIONS OR WE HAVE DISAGREEMENTS WITH THEM.

     We conduct a substantial amount of our operations through our joint ventures. Our ability to meet our debt service obligations depends, in part, upon the operation of our joint ventures. If any of our joint venture partners fails to observe its commitments, that joint venture may not be able to operate according to its business plans or we may be required to increase our level of commitment to give effect to those plans. In general, joint venture arrangements may be affected by relations between the joint venture partners. Differences in views among the partners may, for example, result in delayed decisions or in failure to agree on significant matters. Such circumstances may have an adverse effect on the business and operations of the joint ventures, adversely affecting the business and operations of our Company. If we cannot agree with our joint venture partners on significant issues, we may experience a material adverse effect on our business, financial condition, results of operations or cash flows.

     TERRORIST ATTACKS, SUCH AS THE ATTACKS IN NEW YORK AND WASHINGTON, D.C., ON SEPTEMBER 11, 2001, AND OTHER ATTACKS OR ACTS OF WAR MAY ADVERSELY AFFECT THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. The attacks and any response may lead to further armed hostilities or to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact our physical facilities and operations, which are located in North America, Central America, South America, Europe, Africa, Australia, Asia and the Middle East, or those of our clients. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from our clients for our products or may negatively impact our clients' ability to outsource. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business and your investment.

     PENDING OR FUTURE LITIGATION OR LEGISLATIVE INITIATIVES RELATED TO MTBE MAY SUBJECT US TO PRODUCTS OR ENVIRONMENTAL LIABILITY OR MATERIALLY ADVERSELY AFFECT OUR SALES.

     The presence of MTBE in groundwater in some regions of California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational water craft) has led to public concern about MTBE's potential to contaminate drinking and other water supplies. California has sought to ban MTBE use commencing in 2003. Heightened public awareness has resulted in several other state, federal and foreign initiatives and proposed legislation to rescind the oxygenate requirements for reformulated gasoline, or to restrict or prohibit the use of MTBE in particular. Ongoing debate regarding this issue is continuing at all levels of government in the United States, including Congress.

     In Europe, Denmark proposed to the EU that a directive be issued, taking effect in 2005, allowing individual EU countries to ban the use of MTBE. No other EU member state joined Denmark's proposal. The EU issued a risk assessment of MTBE on November 7, 2001. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under this agreement, use of MTBE in 92- and 95-octane gasoline in Denmark will cease by May 1, 2002; however, MTBE will still be an additive in a limited amount of 98-octane gasoline sold in 100 selected service stations in Denmark.

     Any phase-out of or prohibition against the use of MTBE could result in a significant reduction in demand for our MTBE. In that event, we may be required to make significant capital expenditures to modify our PO production process to make alternative co-products other than MTBE. In addition, we could incur a material loss in revenues or material costs or expenditures in the event of a widespread decrease or cessation of use of MTBE.

     Furthermore, we cannot give any assurance that we will not be named in litigation by citizens groups, municipalities or others relating to the environmental effects of MTBE, or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

     For additional information on recent developments concerning MTBE, see "Item 1--Business--Specialty Chemicals--MTBE Developments."

     IF OUR KEY SUPPLIERS ARE UNABLE TO PROVIDE THE RAW MATERIALS NECESSARY IN OUR PRODUCTION, THEN WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS FROM OTHER SOURCES ON FAVORABLE TERMS, IF AT ALL.

     As of December 31, 2001, approximately 33% of our raw materials purchased were from our four key suppliers. If any of these suppliers is unable to meet its obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials and we may not be able to increase prices for our finished products. In addition, if some of the raw materials that we use become unavailable within the geographic area from which we now source our raw materials, then we may not be able to obtain suitable and cost effective substitutes. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business, financial condition, results of operations or cash flows. On December 17, 2001, Shell Trading International Limited gave us notice of its intent to discontinue supplying our Petrochemicals business with aromatics-rich feedstock after December 31, 2002. We are currently in negotiations with a number of alternative suppliers. If we are unable to enter into alternative supply arrangements for the required amounts of feedstock, we may alter our manufacturing process or restart the reformer unit which was idled in 1999.

     IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH HUNTSMAN CORPORATION AND ICI, THEN WE MAY NOT BE ABLE TO REPLACE ON FAVORABLE TERMS OUR CONTRACTS WITH THEM OR THE SERVICES AND FACILITIES THAT THEY PROVIDE, IF AT ALL.

     We have entered and will continue to enter into certain agreements, including service, supply and purchase contracts with Huntsman Corporation, ICI and their respective affiliates. If Huntsman Corporation, ICI or any of their respective affiliates fail to perform their obligations under any of these agreements, or if any of these agreements terminate or we are otherwise unable to obtain the benefits thereunder for any reason, there could be a material adverse effect on our business, financial condition, results of operations or cash flows if we are unable to obtain similar service, supply or purchase contracts on the same terms from third parties. For example, we have only one operating facility for our production of PO, which is located in Port Neches, Texas. The facility is dependent on Huntsman Petrochemical Corporation's existing infrastructure and its adjacent facilities for certain utilities, raw materials, product distribution systems and safety systems. In addition, we depend upon employees of Huntsman Petrochemical Corporation, a subsidiary of Huntsman Corporation, to operate our Port Neches facility. We purchase all of the propylene used in the production of PO through Huntsman Petrochemical Corporation's pipeline, which is the only existing propylene pipeline connected to our PO facility. If we were required to obtain propylene from another source, we would need to make a substantial investment in an alternative pipeline. This could have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 13--Certain Relationships and Related Transactions."

     WE ARE SUBJECT TO MANY ENVIRONMENTAL AND SAFETY REGULATIONS THAT MAY RESULT IN UNANTICIPATED COSTS OR LIABILITIES.

     We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the use or cleanup of hazardous substances and wastes. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws, including with respect to any facilities acquired in connection with our pending or future acquisitions. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, we could incur material costs as a result of addressing and implementing measures to prevent such incidents. We know of three current environmental proceedings that may result in penalties over $100,000. With respect to two of these proceedings, we do not believe that they will be material to us. The third matter involves a spill at our North Tees facility that was discovered on March 27, 2001. The U.K. Environmental Agency issued an enforcement notice with respect to this spill on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees. The requirements of that notice were complied with, to the satisfaction of the U.K. Environmental Agency, by the end of May 2001. We contained the spill and conducted a remediation program to reclaim the material. The U.K. Environmental Agency is continuing to investigate the incident; a decision by the U.K. Environmental Agency as to whether to prosecute or not is likely to be made in early or mid-2002. If the U.K. Environmental Agency finds us legally responsible, we could face legal action and possible penalties. Although we can give you no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, we do not believe that, if such action was initiated and we are ultimately found to be legally responsible, the probable penalties would be material to our financial position and results of operations. Because this matter is in the initial stages of investigation by the U.K. Environmental Agency, however, we cannot assure you that it will not have a material effect on us. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 1--Business--Environmental Regulations."

     In addition, we could incur significant expenditures in order to comply with existing or future environmental laws. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Therefore, we cannot assure you that capital expenditures beyond those currently anticipated will not be required under environmental laws. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Environmental Matters."

     Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. Based on available information and the indemnification rights that we possess, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows; however, if such indemnities do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 1--Business--Environmental Regulations."

     HUNTSMAN CORPORATION AND ICI MAY HAVE CONFLICTS OF INTEREST WITH US, AND THESE CONFLICTS COULD ADVERSELY AFFECT OUR BUSINESS.

     For so long as Huntsman Corporation and ICI retain their ownership interests in our company, conflicts of interest could arise with respect to transactions involving business dealings between us and them, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters. See "Item 13--Certain Relationships and Related Transactions." In addition, most of our executive officers currently serve as executive officers and directors of various Huntsman companies or of ICI and its affiliates. Any such conflicts of interest could result in decisions that adversely affect our business. See "Item 10 Directors and Executive Officers of the Registrant" and "Item 13--Certain Relationships and Related Transactions" for more detailed descriptions of the relationships between our Company and our subsidiaries, Huntsman Corporation and its affiliates, and ICI and its affiliates, and among the management of these companies.

     OUR BUSINESS MAY BE ADVERSELY AFFECTED BY INTERNATIONAL OPERATIONS AND FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

     We conduct a significant portion of our business outside the United States. Our operations outside the United States are subject to risks normally associated with international operations. These risks include the need to convert currencies which we may receive for our products into currencies required to pay our debt, or into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks, required compliance with a variety of foreign laws, including tax laws and the difficulty of enforcing agreements and collecting receivables through foreign legal systems.

     OUR BUSINESS IS DEPENDENT ON OUR INTELLECTUAL PROPERTY. IF OUR PATENTS ARE DECLARED INVALID OR OUR TRADE SECRETS BECOME KNOWN TO OUR COMPETITORS, OUR ABILITY TO COMPETE MAY BE ADVERSELY AFFECTED.

     Proprietary protection of our processes, apparatuses, and other technology is important to our business. Consequently, we rely on judicial enforcement for protection of our patents. While a presumption of validity exists with respect to patents issued to us in the United States, there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, then the use of any such intellectual property by our competitors could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

     We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, others could obtain knowledge of such trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

     Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Historically, the businesses transferred to us by ICI have managed the majority of their foreign currency exposures by entering into short-term forward foreign exchange contracts with ICI. In addition, short-term exposures to changing foreign currency exchange rates at certain of our foreign subsidiaries were managed, and will continue to be managed, through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions. While the overall extent of our currency hedging activities has not changed significantly, we have altered the scope of our currency hedging activities to reflect the currency denomination of our cash flows. In addition, we are now conducting our currency hedging activities for our exposures arising in connection with the businesses transferred to us by ICI with various financial institutions. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2001, we had no outstanding foreign exchange forward contracts with third party banks. Predominantly our hedging activity is to sell forward the majority of our surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in year-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

     Historically, Huntsman Specialty used interest rate swaps, caps and collar transactions entered into with various financial institutions to hedge against the movements in market interest rates associated with its floating rate debt obligations. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Under the terms of our senior secured credit facilities, we are required to hedge a significant portion of our floating rate debt. As a result and as of December 31, 2001, we had entered into approximately $594 million notional amount of interest rate swap, cap and collar transactions, which have terms ranging from approximately 9 to 39 months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.75% to approximately 7.00%. The U.S. dollar collar transactions carry floors ranging from 5.00% to 6.25% and caps ranging from 6.60% to 7.50%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.30%. Assuming a

1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $16.2 million. This increase would be reduced by approximately $5.4 million per year as a result of the effects of the interest rate swap, cap and collar transactions described above.

     In order to reduce our overall raw material costs, our petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings At December 31, 2001, we had forward purchase contracts for 20,000 tonnes of naphtha and propane, which qualify for hedge accounting. In addition, at December 31, 2001, we had forward purchase and sales contracts for 51,000 and 59,000 tonnes (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. A change of 10% in the market price per tonne of naphtha at December 31, 2001 would result in a hypothetical gain or loss of approximately $0.6 million per year.

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

Board of Managers and Executive Officers

            NAME               AGE                        POSITION
---------------------------    ---      ---------------------------------------------------------
Jon M. Huntsman*               64       Chairman of the Board of Managers and Manager
Peter R. Huntsman*             39       President, Chief Executive Officer and Manager
Patrick W. Thomas              44       President--Specialty Chemicals
Douglas A.L. Coombs            61       President--Tioxide
Gabriel C.M. Kow               53       President, Surface Sciences
J. Kimo Esplin                 39       Executive Vice President and Chief Financial Officer
Samuel D. Scruggs              42       Executive Vice President
Michael J. Kern                52       Senior Vice President--Environmental, Health & Safety
Robert B. Lence                44       Senior Vice President and General Counsel and Secretary
Kevin J. Ninow                 38       Senior Vice President, Petrochemicals Manufacturing
Brian V. Ridd                  44       Senior Vice President, Purchasing
Sean Douglas                   37       Vice President and Treasurer
Curtis C. Dowd                 42       Vice President, Surface Sciences
Kevin C. Hardman               38       Vice President, Tax
L. Russell Healy               46       Vice President, Finance
John R. Heskett                33       Vice President, Corporate Development
James H. Huntsman*             31       Vice President, European Petrochemicals Sales
Karen H. Huntsman*             63       Vice President
Richard H. Johnigan, Jr.       55       Vice President and Controller

James R. Moore                 57       Vice President and Chief Environmental Counsel
David S. Parkin*               29       Vice President, Purchasing
Russell R. Stolle              39       Vice President and Chief Technology Counsel

*Such persons are related as follows: Karen H. Huntsman is the wife of Jon M. Huntsman. Jon M. Huntsman and Karen H. Huntsman are the parents of Peter R. Huntsman and James H. Huntsman. David S. Parkin is a son-in-law of Jon M. Huntsman and Karen H. Huntsman and brother-in-law of Peter R. Huntsman and James
H. Huntsman.

JON M. HUNTSMAN is Chairman of the Board of Managers of both Huntsman International and Huntsman International Holdings, the parent of Huntsman International, and has held those positions since those entities were formed. He has been Chairman of the Board of Directors of Huntsman Corporation and all Huntsman companies since he founded his first company in 1970. Mr. Huntsman served as Chief Executive Officer of Huntsman Corporation and its affiliated companies from 1970 to 2000, and of Huntsman International and Huntsman International Holdings from 1999 to 2000. In addition, Mr. Huntsman serves or has served on numerous corporate and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce.

PETER R. HUNTSMAN is President, Chief Executive Officer and a Manager of both Huntsman International and Huntsman International Holdings. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President, Chief Operating Officer and a Manager of both companies since they were formed in 1999. He also serves as President, Chief Executive Officer and a Director of Huntsman Corporation and many of its subsidiaries. Previously, Mr. Huntsman was Senior Vice President of Huntsman Chemical Corporation and a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of Huntsman Corporation. Mr. Huntsman also served as Vice President-Purchasing, then as Senior Vice President and General Manager for Huntsman Polypropylene Corporation, also a former subsidiary of Huntsman Corporation.

PATRICK W. THOMAS is President, Huntsman Specialty Chemicals. Mr. Thomas has held this position since he joined the Company is 1999. Since 2000, Mr. Thomas has also served as a Manager and President of several subsidiaries of Huntsman International. From 1982 to 1999, Mr. Thomas worked at ICI, a thirty percent shareholder of Huntsman International Holdings LLC. At ICI, Mr. Thomas held numerous management positions, including Polyurethanes Business Director, Europe from 1993 to 1997, Polyurethanes International Marketing and Planning Manager from 1991 to 1993 and Polyurethanes Business Engineering & Investment Manager from 1989 to 1991.

DOUGLAS A.L. COOMBS is President, Tioxide. Mr. Coombs has held this position since he joined the Company in 1999. Prior to joining Huntsman, Mr. Coombs spent 35 years with ICI where he held a number of management positions, including Chairman & Chief Executive Officer of Tioxide Group from 1996 through June 1999.

GABRIEL C.M. KOW is President, Surface Sciences. Mr. Kow has served in this position since March 2002. Mr. Kow joined the Company in 2001, following the acquisition of the Albright & Wilson Surfactants Europe business from Rhodia. From 1997, Mr. Kow had been a Director of Albright & Wilson plc and President of its European and Asia/Pacific operations. Prior to this, he held a number of senior management positions in Glaxo Wellcome.

J. KIMO ESPLIN is Executive Vice President and Chief Financial Officer. Mr. Esplin has served in this position since 1999. Mr. Esplin also serves as Senior Vice President and Chief Financial Officer of Huntsman Corporation and as an officer or director of many Huntsman companies. Previously, Mr. Esplin served as Treasurer of Huntsman Corporation. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years.

SAMUEL D. SCRUGGS is Executive Vice President. Mr. Scruggs served as Vice President and Treasurer from 1999 until he was appointed to his current position in 2002. Mr. Scruggs also serves as Executive Vice President of Huntsman Corporation. Mr. Scruggs previously served as Vice President and Associate General Counsel and as Vice President and Treasurer of Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

MICHAEL J. KERN is Senior Vice President, Environmental, Health & Safety. Mr. Kern has served in senior management positions of Huntsman International, including Executive Vice President, Manufacturing, since 1999. Mr. Kern also serves as Senior Vice President, Environmental, Health & Safety of Huntsman Corporation. Prior to joining Huntsman, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager--Jefferson County Operations from April 1993 until joining the Company, Plant Manager of the Port Neches facility from August 1992 to March 1993, Manager of the PT/MTBE project from October 1989 to July 1992, and manager of Oxides and Olefins from April 1988 to September 1989.

ROBERT B. LENCE is Senior Vice President, General Counsel and Secretary. Mr. Lence has served in this position since 1999. Mr. Lence also serves as Senior Vice President and General Counsel of Huntsman Corporation. Mr. Lence joined Huntsman in December 1991 from Van Cott, Bagley, Cornwall & McCarthy, a Salt Lake City law firm, where he was a partner.

KEVIN J. NINOW is Senior Vice President, Petrochemicals Manufacturing. Mr. Ninow has served as an officer of Huntsman International since it was formed in 1999. Mr. Ninow has served in a variety of executive, manufacturing and engineering positions in Huntsman Corporation and its subsidiaries, including Vice President European Petrochemicals, Vice President International Manufacturing, Plant Manager - Oxides and Olefins, Plant Manager - C4's, Operations Manager - C4's, Manager of Technology, Process Control Group Leader, and Project Engineer.

BRIAN V. RIDD is Senior Vice President, Purchasing. Mr. Ridd has held this position since 2002. Mr. Ridd is also Senior Vice President, Purchasing of Huntsman Corporation. Since joining Huntsman in 1984, Mr. Ridd has served as an officer of many Huntsman Corporation subsidiaries, including Vice President of Olympus Oil and Vice President, Purchasing of Huntsman Petrochemical Corporation and Huntsman Chemical Corporation.

SEAN DOUGLAS is Vice President and Treasurer of the Company. Mr. Douglas is also Vice President and Treasurer of Huntsman Corporation and many of its affiliated companies. Since joining Huntsman Corporation in 1990, he has served in a number of executive roles, including Vice President, Administration and Assistant Treasurer of Huntsman Corporation, Vice President of Huntsman's affiliated companies, Controller of Huntsman Specialty Chemicals Corporation, and as a financial analyst for Huntsman's European businesses. Mr. Douglas is a CPA and, prior to joining Huntsman, worked for Price Waterhouse.

CURTIS C. DOWD is Vice President, Surface Sciences. Mr. Dowd served as Vice President, Corporate Development from 1999 through 2001, when he was appointed to his current position. Mr. Dowd also serves as Vice President, Surface Sciences of Huntsman Corporation. Mr. Dowd served as Vice President and General Counsel of Huntsman Petrochemical Corporation from 1994 to 1998. Prior to joining Huntsman in 1994, Mr. Dowd was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP and had spent over six years as a CPA with the accounting firm of Price Waterhouse.

KEVIN C. HARDMAN is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Mr. Hardman is also Vice President, Tax of Huntsman Corporation. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with Deloitte &

Touche, where he worked for 10 years. Mr. Hardman is a CPA and hold a master's degree in tax accounting.

L. RUSSELL HEALY is Vice President, Finance. Mr. Healy also serves as Vice President, Finance of Huntsman Corporation and as an officer or director of several subsidiaries of Huntsman Corporation and Huntsman International. Previously, Mr. Healy served as Vice President, Tax for Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte and Touche, LLP. Mr. Healy is a CPA and holds a masters degree in accounting.

JOHN R. HESKETT is Vice President, Corporate Development. Mr. Heskett has held this position since 2002. Mr. Heskett also serves as Vice President, Corporate Development for Huntsman Corporation and as Vice President of Huntsman Surfactants Technology Corporation. Mr. Heskett previously served as Assistant Treasurer for Huntsman Corporation and its subsidiaries, Huntsman Petrochemical Corporation and Huntsman Polymers Corporation. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for several years.

JAMES H. HUNTSMAN is Vice President, European Petrochemicals Sales. Mr. Huntsman has held this position since 2002. Since 1995, Mr. Huntsman has served as Vice President and a Director of Huntsman Corporation, currently holding the position of Vice President, European Sales. Mr. Huntsman also serves on the boards of directors of other Huntsman companies.

KAREN H. HUNTSMAN is Vice President. Mrs. Huntsman has served in this position since 1999. Mrs. Huntsman performs an active role in all the Huntsman Corporation businesses and currently serves as an officer and/or board member for many of the Huntsman companies. By appointment of the Governor of the State of Utah, Mrs. Huntsman serves as a member of the Utah State Board of Regents. Previously, Mrs. Huntsman served on the board of directors of First Security Corporation. She also serves on the boards of directors of various Huntsman companies and not-for-profit entities.

RICHARD H. JOHNIGAN, JR. is Vice President and Controller. Mr. Johnigan has held this position since 2001. Mr. Johnigan also serves as Vice President and Controller of Huntsman Corporation. Prior to joining Huntsman in 1997, Mr. Johnigan was Vice President and Controller of Oxychem, where he worked for 23 years. Mr. Johnigan, a CPA, held several executive positions at Oxychem, including Vice President and Chief Financial Officer of the Polymers and Agricultural Chemicals Divisions.

JAMES R. MOORE is Vice President and Chief Environmental Counsel. Mr. Moore has held this position since 2002. Mr. Moore also serves as Vice President and Chief Environmental Counsel of Huntsman Corporation. Prior to joining Huntsman in 1998, Mr. Moore was a partner at the Seattle law firm of Perkins Coie and also served in various environmental counsel positions with the U.S. Department of Justice and Environmental Protection Agency.

DAVID S. PARKIN is Vice President, Purchasing. Mr. Parkin has served in this position since 2002. Mr. Parkin is also Vice President, European Purchasing and Director of Huntsman Corporation. Since 1995, Mr. Parkin has served in a number of management roles for Huntsman companies.

RUSSELL R. STOLLE is Vice President and Chief Technology Counsel. Mr. Stolle was appointed to this position in 2002. Mr. Stolle also serves as Vice President and Chief Technology Counsel of Huntsman Corporation and served as Huntsman's Chief Patent and Licensing Counsel from 1994 to 2001. From 1990 to 1994, Mr. Stolle was patent counsel for Texaco Chemical Company. Prior to that he was an associate in the Houston law firm of Baker & Botts.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

     The following summary compensation table sets forth information concerning compensation earned in the fiscal year ended December 31, 2001, by our chief executive officer and our remaining four most highly compensated executive officers at the end of the last fiscal year.

     All of the compensation of Messrs. Jon M. Huntsman, Peter M. Huntsman and
J. Kimo Esplin was paid entirely by Huntsman Corporation, our ultimate parent company, and we were charged a management overhead allocation with respect to this compensation. Compensation figures for these executive officers represent a prorated percentage of Huntsman Corporation compensation attributable to services rendered to the Company and its subsidiaries. All of the compensation of Messrs. Thomas and Coombs was paid entirely by the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long Term
                                                        Annual Compensation(1)                   Compensation
                                                                                                ---------------
                                                                                                    Awards
                                           -------------------------------------------------    ---------------
                                                                                                  Number of
                                                                                 Other            Securities
         Name and                                                               Annual            Underlying
         Principal                                                           Compensation        Options/EARs         All Other
         Position                Year        Salary           Bonus               (2)            Granted(22)        Compensation
----------------------------    -------    -----------     -------------    ----------------    ---------------     --------------
Jon M. Huntsman                 2001        $  300,000      $        0       $  82,479(3)            82,895          $  48,369(4)
   Chairman of the Board        2000        $  611,538      $        0                                    0          $  71,590(5)
   of Managers and              1999        $  562,500      $1,594,583                                    0          $ 250,081(6)
   Manager


Peter R. Huntsman               2001        $  564,850      $  250,000       $ 339,085(7)           131,579          $ 834,023(8)
   President, Chief             2000        $  548,077      $  125,000       $  66,160(9)                 0          $ 199,808(8)
   Executive Officer and        1999        $  375,000      $  600,544       $ 131,450(10)                0          $ 179,665(11)
   Manager


J. Kimo Esplin                  2001        $  193,125      $  125,000      $  190,837(12)           46,053          $  46,211(13)
   Executive Vice               2000        $  184,375      $  150,000                                    0          $  28,264(13)
   President and Chief          1999        $  152,500      $  300,000                                    0          $  71,313(13)
   Financial Officer

Patrick W. Thomas               2001        $  381,323      $  385,998       $ 123,699(14)                0          $ 125,000(15)
   President -                  2000        $  372,706      $  122,706       $  85,287(16)            7,386          $  26,345(17)
   Specialty Chemicals          1999        $  146,880      $        0       $  31,730(18)                0          $       0

Douglas A.L. Coombs             2001        $1,001,920      $  144,168       $ 110,422(19)                0          $       0
     President - Tioxide        2000        $  587,534      $  244,204       $ 140,421(20)                0          $       0
                                1999        $  202,272      $  122,006       $  81,552(21)                0          $       0

(1) All compensation for Messrs. Jon M. Huntsman, Peter R. Huntsman, and J. Kimo Esplin was paid entirely by Huntsman Corporation, our parent company; a charge for management overhead allocation for the fiscal year 2001 was paid by the Company to Huntsman Corporation, which payment included, among other things, a portion of the 2001 annual compensation shown on this table. Compensation figures for these three executives represent a pro-rated percentage of Huntsman Corporation compensation attributable to services rendered to the Company and to its subsidiaries.

(2) Any blank items in this column reflect perquisites and other personal benefits, securities or property received by the named executive officer which are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(3) Perquisites and other personal benefits in the amount of $82,479 were provided for the named executive officer, including $27,990 for use of company airplane and $44,729 for security and administrative services.

(4) Consists of an employer's contribution of $1,020 to the 401(k) Plan, an employer's contribution of $4,080 to the Money Purchase Pension Plan and a payment of $43,269 for unused vacation.

(5) Consists of an employer's contribution of $1,360 to the 401(k) Plan, an employer's contribution of $10,436 to the Supplemental 401(k) Plan, an employer's contribution of $5,440 to the Money Purchase Plan, an employer's contribution of $43,483 to the Supplemental Money Purchase Plan, and an employer's contribution of $18,871 to an unfunded deferred compensation plan known as the Equity Deferral Plan.

(6) Consists of $39,141 employer's 401(k) contribution, an employer's money purchase contribution of $164,065, and an employer's contribution of $46,875 to the Equity Deferral Plan.

(7) Perquisites and other personal benefits in the amount of $339,085 were provided for the named executive officer, including relocation expenses of $108,710 and $156,775 for education and housing expenses for overseas assignment.

(8) Consists of $2,913 and $1,700 employer's contribution to the 401(k) Plan for 2001 and 2000 respectively, $9,415 and $9,262 employer's contribution to the Supplemental 401(k) Plan for 2001 and 2000 respectively, $6,800 and $6,800 employer's contribution to the Money Purchase Plan for 2001 and 2000 respectively, $68,520 and $57,046 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2001 and 2000 respectively, $246,375 and $125,000 employer's contribution to the Equity Deferral Plan for 2001 and 2000 respectively and a $500,000 equity credit for foreign service under the Equity Deferral Plan for 2001.

(9)  Payment of $66,160 for living expenses.

(10) Perquisites and other personal benefits in the amount of $131,450 were provided for the named executive officer, including moving expenses of $58,367 and a relocation payment of $71,002.

(11) Consists of $14,183 employer's 401(k) contribution, an employer's money purchase contribution of $71,732 and an employer's contribution of $93,750 to the Equity Deferral Plan.

(12) Perquisites and other personal benefits in the amount of $190,837 were provided for the named executive officer, including $126,513 for taxes paid in connection with overseas assignment and $25,707 for education and housing expenses for overseas assignment.

(13) Consists of $1,712, $1,638 and $1,600 employer's contribution to the 401(k) Plan for 2001, 2000 and 1999 respectively, $2,938, $1,093 and $4,950 employer's contribution to the Supplemental 401(k) Plan for 2001, 2000 and 1999 respectively, $2,567, $893 and $400 employer's contribution to the Money Purchase Plan for 2001, 2000 and 1999 respectively, $7,744, $2,279 and $1,863 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2001, 2000 and 1999 respectively, and $31,250, $22,361 and $62,500 employer's contribution to the Equity Deferral Plan for 2001, 2000 and 1999 respectively.

(14) Perquisites and other personal benefits in the amount of $123,699, including a payment of $69,461 for living expenses, $32,087 for educational expenses, and a foreign services payment of $18,785 as a cost of living adjustment for working abroad.

(15) Consists of $125,000 employer's contribution to the Equity Deferral Plan.

(16) Perquisites and other personal benefits in the amount of $85,287, including a payment of $60,550 for housing accommodations and a foreign services payment of $19,979 as a cost of living adjustment for working abroad.

(17) Consists of $26,345 employer's contribution to the Equity Deferral Plan.

(18) Perquisites and other personal benefits in the amount of $31,730, including a payment of $15,138 for housing accommodations, $7,494 for use of an automobile, and a foreign services payment of $7,433 as a cost of living adjustment for working abroad.

(19) Perquisites and other personal benefits in the amount of $110,422, including a payment of $88,511 for living expenses and $16,507 for use of an automobile.

(20) Perquisites and other personal benefits in the amount of $140,421, including a payment of $87,909 for housing accommodations, $30,832 for foreign service assignments for taxes in excess of those that would otherwise be incurred, and $13,497 for use of an automobile.

(21) Perquisites and other personal benefits in the amount of $81,552, including a payment of $66,618 for housing accommodations and $14,134 for use of an automobile.

(22) "EARs" means equity appreciation rights.

EQUITY OPTIONS AND EQUITY APPRECIATION RIGHTS

     The following table sets forth information concerning the grant of equity appreciation rights ("EARs") to each of the Company's chief executive officer and its other four most highly compensated executive officers during the last fiscal year. The grants represent a prorated percentage of the total grants under the Huntsman Equity Appreciation Rights Plan representing the prorated percentage of compensation attributable to services rendered to the Company and its subsidiaries.

                      OPTION/EAR GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable
                                                                                             Value at
                                                                                     Assumed Annual Rates of
                                                                                           Equity Price            Alternative:
                                                                                           Appreciation            Grant Date
                               Individual Grants                                         for Option Term             Value
---------------------------------------------------------------------------------    -------------------------     -----------
                      Number of        % of Total
                     Securities       Options/EARs     Exercise                                                    Grant Date
                     Underlying        Granted to         or                                                        Present
                    Options/EARs      Employees in     Base Price      Expiration                                    Value
     Name            Granted (#)      Fiscal Year       ($/unit)          Date         5% ($)        10% ($)           ($)
----------------    --------------    -------------    -----------     ----------    ----------    -----------     -----------
Jon M. Huntsman        82,895               100%        $  7.60          1/05/11      $407,014     $1,075,148          N/A
Peter R.
Huntsman              131,579               100%        $  7.60          1/05/11      $646,053     $1,706,580          N/A
J. Kimo
Esplin                 46,053               100%        $  7.60          1/05/11      $226,120     $  597,307          N/A
Patrick W.
Thomas                      0                 0%        $     0                       $      0     $        0        $      0
Douglas A.L.
Coombs                      0                 0%        $     0                0      $      0     $        0        $      0

     Equity appreciation rights were granted on January 5, 2001, under the Huntsman Equity Appreciation Rights Plan, and vest at a rate of 25% per year, beginning with the first anniversary of the date of grant. Vesting of these equity appreciation rights accelerates upon retirement or a change in control, as defined in the plan.

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

              AGGREGATED OPTION/EAR EXERCISES IN LAST FISCAL YEAR,
                          AND FY-END OPTION/EAR VALUES

                    Securities                          Number of Securities               Value of Unexercised
                    Acquired on        Value                 Underlying                 In-the-Money Options/EARs
     Name            Exercise        Realized         Unexercised Options/EARs                  at FY-End
                        (#)                                at FY-End (#)
                                                   -------------------------------    -------------------------------
                                                   Exercisable       Unexercisable    Exercisable       Unexercisable
----------------    ------------     ----------    -------------     -------------    -------------     -------------
Jon M. Huntsman             0         $     0          82,895                 0         $      0         $       0
Peter R.
Huntsman                    0         $     0               0           131,579         $      0         $       0
J. Kimo Esplin              0         $     0               0            46,053         $      0         $       0
Patrick W.
Thomas                      0         $     0           7,386                 0         $      0         $       0
Douglas A.L.
Coombs                      0         $     0               0                 0         $      0         $       0

RETIREMENT PLANS

The following table shows the estimated annual benefits payable under the Huntsman Corporation's tax-qualified benefit pension plan (the "Huntsman Corporation Pension Plan") and supplemental pension plan ("Huntsman SERP") in specified final average earning and years-of-service classification.

                    HUNTSMAN CORPORATION PENSION PLANS TABLE

FINAL AVERAGE                                    YEARS OF BENEFIT SERVICE AT RETIREMENT
COMPENSATION            5           10          15           20          25           30          35           40
     $250,000         18,800       37,500      56,300       75,000      93,800      112,500      131,300     150,000
     $275,000         20,600       41,300      61,900       82,500     103,100      123,800      144,400     165,000
     $300,000         22,500       45,000      67,500       90,000     112,500      135,000      157,500     180,000
     $325,000         24,400       48,800      73,100       97,500     121,900      146,300      170,600     195,000
     $350,000         26,300       52,500      78,800      105,000     131,300      157,500      183,800     210,000
     $375,000         28,100       56,300      84,400      112,500     140,600      168,800      196,900     225,000
     $400,000         30,000       60,000      90,000      120,000     150,000      180,000      210,000     240,000
     $450,000         33,800       67,500     101,300      135,000     168,800      202,500      236,300     270,000
     $500,000         37,500       75,000     112,500      150,000     187,500      225,000      262,500     300,000
     $550,000         41,300       82,500     123,800      165,000     206,300      247,500      288,800     330,000
     $600,000         45,000       90,000     135,000      180,000     225,000      270,000      315,000     360,000
     $650,000         48,800       97,500     146,300      195,000     243,800      292,500      341,300     390,000
     $700,000         52,500      105,000     157,500      210,000     262,500      315,000      367,500     420,000
     $750,000         56,300      112,500     168,800      225,000     281,300      337,500      393,800     450,000
     $800,000         60,000      120,000     180,000      240,000     300,000      360,000      420,000     480,000
     $850,000         63,800      127,500     191,300      255,000     318,800      382,500      446,300     510,000
     $900,000         67,500      135,000     202,500      270,000     337,500      405,000      472,500     540,000
     $950,000         71,300      142,500     213,800      285,000     356,300      427,500      498,800     570,000
   $1,000,000         75,000      150,000     225,000      300,000     375,000      450,000      525,000     600,000

     The current Huntsman Corporation Pension Plan benefit is based on the following formula: 1.5% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (maximum of 50% of Social Security benefits). For years of credited service prior to 2000, benefits are based on a 1.4% formula. Final average compensation is based on the highest average of three consecutive years of compensation. Messrs. Jon M. Huntsman, Peter R. Huntsman and J. Kimo Esplin were participants in the Huntsman Corporation Pension Plan in 2001. For the foregoing named executive officers, covered compensation under this plan consists of base salary and is reflected in the "Salary" column of the Summary Compensation Table. Federal regulations require that for the 2001 plan year, no more than $170,000 in compensation be considered for the calculation of retirement benefits under the Huntsman Corporation Pension Plan, and the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $140,000. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Huntsman Corporation Pension Plan are offset for Social Security as described above.

     The Huntsman SERP is a nonqualified supplemental pension plan for designated executive officers that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the Huntsman Corporation Pension Plan.1 Messrs. Jon M. Huntsman, Peter R. Huntsman and J. Kimo Esplin were participants in the Huntsman SERP in 2001. The compensation amounts taken into account for these named executive officers under the Huntsman SERP include bonuses (as reflected in the "Bonus" columns of the Summary Compensation Table) and base salary in excess of the qualified plan limitations. The Huntsman SERP benefit related to the Huntsman Corporation Pension Plan is calculated as the difference between (1) the benefit determined using the Huntsman Corporation Pension Plan formula with unlimited base salary plus bonus, and (2) the benefit determined using base salary as limited by federal regulations.

--------------
     1 The SERP also provides benefits not available under the Huntsman Money Purchase Pension Plan (a qualified money purchase pension plan in which Messrs. Jon M. Huntsman, Peter R. Huntsman and J. Kimo Esplin participate) because of limits on compensation that can be counted and amounts that can be allocated to accounts under federal law within the Huntsman Money Purchase Pension Plan. The amount of benefits accrued for the year under the SERP relating to the Huntsman Money Purchase Pension Plan for the executives mentioned above allocable to the Company is included in the Summary Compensation Table under the "All Other Compensation" column.

     The number of completed years of credited service as of December 31, 2001 under the Huntsman Corporation Pension Plan and Huntsman SERP for the named executed officers participating in the plans were 31, 18 and 7 years for Messrs. Jon M. Huntsman, Peter R. Huntsman and J. Kimo Esplin, respectively.

     Effective September 27, 2001, Huntsman Corporation terminated the Huntsman Equity Deferral Plan and the Huntsman Supplemental Salary Deferral Plan, each an elective nonqualified deferred compensation plan, the Company terminated the Huntsman International Equity Deferral Plan and participants were paid the amounts which they were entitled to receive under the terms of each plan. Huntsman Corporation also amended the portion of the Huntsman SERP related to the Huntsman Money Purchase Pension Plan to provide for the payout to participants of amounts participants were entitled to receive under that portion of the Huntsman SERP as of September 30, 2001.

     Mr. Patrick W. Thomas has been a participant in the Huntsman all-employee pension plans in the United Kingdom and Belgium during his periods of service in these countries. Mr. Thomas has completed 9 years of credited service in the Huntsman Pension Scheme in the U.K. and has completed 12 years of credited service in the Huntsman Pension Fund VZW in Belgium. Mr. Thomas is entitled to a choice between a pension calculated as if he spent his entire service period in Belgium using the Huntsman Pension Fund VZW formula and a pension calculated as if he spent his entire service period in the U.K. using the formula of the Huntsman Pension Scheme in the U.K. Currently, the U.K. formula is the most beneficial and his current pension estimate at retirement based upon current service and pay is $141,285 ((pound)98,000) per year with a mandatory 50% spouses pension attached.

     The U.K. pension formula is 2.2% of final pensionable compensation up to (pound)11,250, plus 1.83% of final pensionable compensation above (pound)11,250, minus 1/50th of the current State pension benefit times actual years of service; subject to a maximum limit of 2/3rd of final pensionable compensation times service, divided by total possible service to retirement. The Belgium pension formula is a lump sum benefit equal to 8.57% of final pensionable compensation up to the Belgian Social Security earnings ceiling, plus 18.21% of pensionable compensation above the ceiling.

     Mr. Douglas A.L. Coombs has a pension promise from September 1, 1999 that guarantees him a pension as if he spent his Huntsman career in Canada. Mr. Coombs has completed two years of service since this guarantee was made. The formula for this plan is based on the formula for the Pension Plan of ICI Canada Inc. for Senior Managers which is: 1.5% of final compensation up to the maximum pensionable earnings ceiling in Canada (YMPE), plus 2.1% of the final compensation above YMPE. Final average compensation is defined as the final average earnings over a three-year period. His pension at retirement under this guarantee based upon his current Huntsman service and pay is estimated to be $20,000 (C$30,000) per annum.

COMPENSATION OF MANAGERS

The managers do not receive any additional compensation for their service as managers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 1,000 member equity units issued and outstanding. The Company is a wholly-owned subsidiary of Huntsman International Holdings LLC which is a 60% owned affiliate of an indirect subsidiary of Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108. Jon M. Huntsman and his family own or control over 95% of Huntsman Corporation. No other director, executive officer or person beneficially owns any member equity units of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL

     We share numerous services and resources with Huntsman Corporation and ICI. We also rely on Huntsman Corporation and ICI to supply some of our raw materials and to purchase a significant portion of our products. During the year ended December 31, 2001, purchases from and sales to Huntsman

Corporation and its subsidiaries were $217.5 million and $73.8 million, respectively, and purchases from, and sales to, ICI and its subsidiaries were $235.5 million and $286.2 million, respectively.

     We have entered into an agreement with Huntsman Corporation under which Huntsman Corporation provides us with administrative support and a range of services, including treasury and risk management, human resources, technical and legal services for our businesses in the U.S. and elsewhere. In 2001, we paid $25 million for these services. We also participate in Huntsman Corporation's worldwide insurance program. Furthermore, we expect to enter into one or more agreements under which we will provide to Huntsman Corporation and certain of its subsidiaries a range of support services, including treasury, human resources, technical and legal services for Huntsman Corporation's businesses in Europe and elsewhere. These agreements provide for fees based on an equitable allocation of the general and administrative costs and expenses. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward Looking Information--If we are unable to maintain our relationships with Huntsman Corporation and ICI, then we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide, if at all."

COMPANY BACKGROUND

     At the close of business on June 30, 1999, we acquired assets and stock representing ICI's polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and TiO2 businesses and Huntsman Specialty Chemicals Corporation's PO business. In addition, at the close of business on June 30, 1999, we also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals Limited. The chart below shows our current company structure, together with membership interest ownership:



                           -------------------------------------------------------

                                            Huntstman Corporation
                                              and affililates(a)

                           -------------------------------------------------------

                                                       100%

             ----------------------------  -----------------------  ---------------------------
                   Institutional                  Huntsman
                     Investors                  Specialty(b)                  ICI
             ----------------------------  -----------------------  ---------------------------
                            10%                          60%                      30%

                                           -----------------------
                                            Huntsman International
                                               Holdings LLC
                                           -----------------------

                                                       100%

                                           -----------------------
                                            Huntsman International
                                                LLC (Registrant)
                                           -----------------------

                    100%                               100%
             ----------------------------  -----------------------
                Huntsman International
                   Financial LLC(c)        Tioxide Group (U.K.)(c)
             ----------------------------  -----------------------

                                                       100%                      100%
                                           -----------------------  ---------------------------
                                              Huntsman Holdings        Tioxide Americas Inc.
                                                    (U.K.)              (Cayman Islands)(c)
                                           -----------------------  ---------------------------

               100%                        100%                     100%                          100%
---------------------------      -----------------      ----------------------      -------------------------
       Petrochemical                  Tioxide                Polyurethane                Huntsman (U.K.)
                                                                                             Limited
---------------------------      -----------------      ----------------------      -------------------------

                                                                                                     100%
                                                                                    -------------------------
                                                                                       Huntsman (Netherlands)
                                                                                                BV
                                                                                    -------------------------

                                                                  Various operating subsidiaries


(a) Huntsman Polymers Corporation is an indirect wholly-owned subsidiary of Huntsman Corporation.

(b) In connection with the December 2001 amendment of ICI's put option agreement, Huntsman Specialty pledged one-half of its 60% equity interest in Huntsman International Holdings, our direct parent, to ICI.

(c)  Guarantor of the notes.

SALE OF EQUITY INTERESTS IN OUR PARENT COMPANY

     On November 2, 2000, ICI entered into agreements with Huntsman Specialty, Huntsman International Holdings and our Company, under which ICI has an option to transfer to Huntsman Specialty or its permitted designated buyers, and Huntsman Specialty or its permitted designated buyers have a right to buy, 30% of the membership interests in Huntsman International Holdings, our parent company, that are indirectly held by ICI.

     Pursuant to such agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase ICI's equity stake in Huntsman International Holdings. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under the agreements to, among other things, provide that the purchase of ICI's equity stake would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for ICI's equity stake. The amended option agreement also requires Huntsman Specialty to cause Huntsman International Holdings to pay up to $112 million of dividends to its members, subject to certain conditions including consent from our senior secured lenders. If Huntsman International Holdings, our parent, pays this dividend, Huntsman Specialty would be required to pay over its share of such dividend to ICI. The dividends received by ICI directly from Huntsman International Holdings and indirectly through Huntsman Specialty would be a prepayment of the purchase price for ICI's equity stake in Huntsman

International Holdings. In addition, to secure its obligation to pay the purchase price for ICI's equity interest, Huntsman Specialty granted ICI a lien on one-half of Huntsman Specialty's 60% equity interest in Huntsman International Holdings. See "--Description of Put and Call Options" below.

     Huntsman International Holdings and ICI have also agreed to settle certain indemnification matters in relation to ICI and Huntsman International Holdings has agreed to pay a portion of the costs of an offering by ICI of the HIH reset notes held by ICI. See "--Warranties and Indemnification" below. Furthermore, ICI and our Company agreed to finalize other ancillary agreements contemplated by the contribution agreement and to enter into additional agreements in order to resolve other issues outstanding since our transaction with ICI in 1999.

ADJUSTMENTS TO CONSIDERATION

     ICI was not in a position to transfer its interests in Nippon Polyurethane Industry Co. Ltd. and Arabian Polyol Company Limited to us at the closing of the transaction contemplated by the contribution agreement. Under the terms of the contribution agreement under which we acquired ICI's and Huntsman Specialty's businesses, we did not receive a purchase price adjustment with respect to those retained joint venture interests. Instead, ICI has agreed to hold the retained joint venture interests for our benefit and to pay to us any dividends received from the joint ventures, and we agreed to indemnify ICI for any losses relating to any such retained joint venture interest from the closing until such time as such interests are transferred to us or we receive a refund with respect to such interests. ICI is required to pay us an amount equal to the higher of $3 million and the fair market value as of the closing of our transaction with ICI of the Arabian Polyol joint venture interest if either (1) any of the other joint venture partners exercise a right of first refusal to acquire that joint venture interest or (2) on or before June 30, 2001, ICI has not obtained all consents necessary to transfer that interest to us. In addition, and pursuant to the contribution agreement as modified by our November 2000 agreements with ICI, ICI has agreed to pay us $31 million in respect of the Nippon Polyurethane joint venture interest because ICI determined that it would not be able to obtain all consents necessary to transfer that interest to us on or before March 31, 2001. Pursuant to this agreement, ICI paid us $31 million on March 31, 2001. We do not believe the failure by ICI to transfer these interests will have a material adverse impact on our results of operations or cash flows.

WARRANTIES AND INDEMNIFICATION

     In connection with our transaction with Huntsman Specialty and ICI in 1999, both ICI and Huntsman Specialty gave standard warranties to Huntsman International Holdings in connection with the businesses being transferred, including warranties relating to environmental liabilities and potential environmental liabilities; existence of, or breaches in connection with, any material contracts; and tax matters. Under our November 2000 agreements with ICI, we also agreed with ICI that the approximately (pound)10 million of payments that they had made with respect to our indemnity claims in relation to emissions from the Greatham site prior to the acquisition constituted final settlement of that claim. We also waived any rights that we may have with respect to certain notices of claim that we had previously filed with ICI, which waived notices we do not believe met the threshold requirements for recovery under the contribution agreement or were material in meeting such threshold.

DESCRIPTION OF PUT AND CALL OPTIONS

     Under our November 2000 agreements with ICI, ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers, and Huntsman Specialty or its permitted designated buyers have a right to buy, the 30% of the membership interests in Huntsman International Holdings, our parent company, that are indirectly held by ICI for $363.5 million plus interest from November 30, 2000 until the completion of such sale. ICI exercised its put option on October 30, 2001. On December 20, 2001, ICI and Huntsman Specialty amended the option agreement. Among other things, this amendment provides that:

     o the closing of the purchase of ICI's equity stake would occur on July 1, 2003, or earlier under certain circumstances;

     o Huntsman Specialty will receive a discount of approximately $32.7 million for the purchase of ICI's equity stake if the closing of the purchase occurs before 2:00 pm on July 1, 2003;

     o Huntsman Specialty will receive additional discounts of up to an aggregate amount of $20 million for certain prepayments of the purchase price;

     o to the extent that funds are available for the payment of a dividend and the payment of the dividend would be permissible under Huntsman International Holdings' and our indentures, until Huntsman International Holdings has paid an aggregate of $112 million of dividends (other than tax distributions), Huntsman Specialty will use its commercially reasonable best efforts to cause Huntsman International Holdings and its subsidiaries to obtain required third party consents including consent of a majority of lenders under the Senior Secured Credit Facilities to the payment of such dividends and, upon receipt of such consents, will cause the managers of Huntsman International Holdings who have been appointed by Huntsman Specialty to approve the payment of such dividends, subject to:

          o the declaration and payment of such dividend being in compliance with applicable law;

          o the board of managers of Huntsman International Holdings having due regard with respect to the financial viability of Huntsman International Holdings as a going concern, and due regard with respect to whether the payment of such dividend would prejudice the conduct of the business of Huntsman International Holdings;

          o approval of such dividend by the managers of Huntsman International Holdings who have been appointed by ICI;

          o if Huntsman International Holdings, our parent, pays this dividend, Huntsman Specialty would be required to pay over its share of such dividend to ICI. This payment by Huntsman Specialty to ICI would be a prepayment of the purchase price for ICI's equity in Huntsman International Holdings; and

          o any dividends that ICI receives directly from Huntsman International Holdings will also count as a prepayment of the purchase price for ICI's equity interest in Huntsman International Holdings;

     o Huntsman Specialty can elect to purchase ICI's equity stake at any time after ICI has sold at least one-half of the HIH Reset Notes or, regardless of whether ICI has sold any of those notes, at any time after January 1, 2003; and

     o Huntsman Specialty's obligation to purchase ICI's equity stake could accelerate upon the occurrence of certain events, including certain breaches of the option agreement by Huntsman Specialty, the bankruptcy of Huntsman Specialty, an acceleration or payment default in respect of certain Huntsman International Holdings or Huntsman International debt, a change of control of Huntsman International Holdings or Huntsman International and the failure of Huntsman Specialty to satisfy certain judgments.

     In addition, in order to secure its obligation to pay the purchase price for ICI's equity interest, Huntsman Specialty granted ICI a lien on one-half of Huntsman Specialty's 60% equity interest in Huntsman International Holdings.

     As part of the original agreement with ICI relating to the creation of our Company, ICI agreed not to engage, for a period of two years following ICI's sale of its interests in our Company, in any business in which our Company would at that time be engaged. Pursuant to an amendment entered into on December 20, 2001, this non-competition obligation of ICI in favor of our Company was modified to commence on

December 20, 2001 and end on June 30, 2004 and not apply to the ethyleneamines operations acquired from Dow in February 2001 or to the European surfactants operations acquired from Rhodia, S.A. in April 2001).

     Under the terms of an agreement, as amended, between Huntsman Specialty and BT Capital Investors, L.P., J.P. Morgan Partners (BHCA), L.P., GS Mezzanine Partners, L.P. and GSMP(HICI), Inc., each of these institutional investors has the right to require Huntsman Specialty to purchase their respective membership interests in Huntsman International Holdings contemporaneously with the purchase by Huntsman Specialty of the ICI equity interests or if ICI sells its equity interests to a third party, in each case except as described below. In addition, each such institutional investor has the right to require Huntsman Specialty to purchase its membership interest in Huntsman International Holdings at any time after June 30, 2004. Each such institutional investor also has an option to require Huntsman Specialty to purchase its membership interest in Huntsman International Holdings following the occurrence of a change of control of Huntsman International Holdings or Huntsman Corporation. Huntsman Specialty has the option to purchase all outstanding membership interests owned by the institutional investors at any time after June 30, 2006. The exercise price for each of these put and call options will be the value of our business as agreed between Huntsman Specialty and the institutional investors or as determined by a third party at the time of the exercise of the put or call option. If Huntsman Specialty, having used commercially reasonable efforts, does not purchase such membership interests, the selling institutional investor will have the right to require Huntsman International Holdings to register such membership interests for resale under the Securities Act.

SPECIALTY CHEMICALS BUSINESS

ACQUISITION OF POLYURETHANES BUSINESS.

     On March 31, 2001, we acquired the polyurethanes business of ICI India for a purchase price of approximately $17 million. Located in Thane (Maharashtra), India, the business has sales in India and Southern Asia. The business will be integrated into the specialty chemicals division of our Company.

SUPPLY CONTRACTS

     We are interdependent with Huntsman Petrochemical Corporation with respect to the supply of certain feedstock, utilities and products. Under a supply agreement that expires in 2012, we are required to sell, and Huntsman Petrochemical Corporation is required to purchase, a portion of the steam that we purchase from outside parties. Huntsman Petrochemical Corporation reimburses us for the cost of the steam that it purchases from us. Under separate supply agreements, we have agreed to purchase our requirements of mono-ethylene glycol and tri-ethylene glycol from Huntsman Petrochemical Corporation at market prices for use in our PO operations. Furthermore, in exchange for Huntsman Petrochemical Corporation's PG tolling services, we pay Huntsman Petrochemical Corporation a reservation fee, adjusted annually for inflation, plus a variable toll fee equal to Huntsman Petrochemical Corporation's cost of operating the PG plant. In 2001, we paid Huntsman Petrochemical Corporation approximately $6.6 million in fees under these contracts and received approximately $12.3 million in reimbursements from Huntsman Petrochemical Corporation.

PO SUPPLY AGREEMENT

     Pursuant to an existing agreement with Huntsman Petrochemical Corporation that expires in 2012, we are obligated to sell, and Huntsman Petrochemical Corporation is obligated to buy, all PO produced at our PO facility in Port Neches, Texas which is not purchased by our other customers. We are entitled to receive market prices for the PO purchased by Huntsman Petrochemical Corporation. During 2001, Huntsman Petrochemical Corporation did not purchase any PO from us under this agreement. However, Huntsman Petrochemical did purchase approximately $26 million of PO in 2001 from us for use in its operations.

PROPYLENE SUPPLY AGREEMENT

     Pursuant to an agreement that expires in 2012, Huntsman Petrochemical Corporation is obligated to provide 100% of the propylene required by us for operation of our PO facility, up to a maximum of 350 million pounds per year. We pay market prices for the propylene supplied by Huntsman Petrochemical Corporation. In 2001, we spent approximately $64 million under this agreement. During 2002, we expect that one of our PO customers will begin providing propylene under a tolling arrangement.

ETHYLENE AND ETHYLENE OXIDE SUPPLY

     Currently, Huntsman Petrochemical Corporation supplies ethylene and ethylene oxide required by us for the operation of our ethyleneamines facility. We pay market prices for the ethylene supplied by Huntsman Petrochemical Corporation. In 2001, we spent approximately $13 million to purchase ethylene from Huntsman Petrochemical Corporation.

SERVICES CONTRACTS

     During 2000, we continued to purchase services under a contract with ICI which were being delivered by Enron Teesside Operations Limited ("ETOL"). These services include the operation and maintenance of various infrastructure, effluent disposal, storage of engineering materials, analytical and distribution assets. We terminated this arrangement in August 2000, at which time we entered into a new arrangement directly with ETOL.

     In addition, we have entered into arrangements relating to the provision by ICI or its affiliates to us of a range of support service for the efficient transition of the change of business ownership. These services may include human resources, analytical, engineering, occupational health and marketing and sales. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's business to us, which generally reflect either market prices or prices based on cost plus a reasonable fee, which we believe, taken together, reflect market and below market rates. These services have been largely discontinued.

     In order to operate the PO business, we have entered into a series of contracts with Huntsman Petrochemical Corporation that expire in 2012 under which Huntsman Petrochemical Corporation operates and maintains the PO facility, including the provision of management, personnel, transportation, information systems, accounting, tax and legal services, and research and development to our PO business. Generally, under these agreements, we pay Huntsman Petrochemical Corporation an amount equal to its actual costs for providing us with each of these services. In 2001, we paid Huntsman Petrochemical Corporation approximately $25 million under these agreements, which we believe to be equivalent to that which would be paid under arm's length negotiations.

     In order to operate our ethyleneamines business, we purchase services from Huntsman Petrochemical Corporation, including personnel, transportation, accounting, tax and information systems. In 2001, we spent approximately $7 million for these services.

PETROCHEMICALS BUSINESS

NAPHTHA SUPPLY AGREEMENT

     We entered into a product supply agreement with ICI, which requires ICI to supply and us to buy the entire naphtha output (up to 2.98 billion pounds per year) of the Phillips Imperial Petroleum Limited (now Petroplus Limited) refinery at Teesside and specified amounts of other feedstock available to ICI from operations on Teesside. We purchase these products on terms and conditions which reflect market prices. During 2001, we spent approximately $214 million under this agreement.

     On January 6, 2002, we provided ICI notice of our intent to terminate this contract. The contract will terminate on January 6, 2003 with a $5 million payment by us to ICI. We are currently in negotiations with alternate suppliers of naphtha, including Petroplus Limited.

SUPPLY CONTRACTS

     We have entered into several agreements with ICI and an affiliate for the supply of ethylene and the supply of hydrogen to and from affiliates of ICI. During 2001, ICI's major hydrogen supplying plant was closed. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's petrochemicals business to us, which generally reflect market prices. ICI divested its interests in these businesses at the end of 2000, with the exception of one ethylene customer. During 2001, we spent approximately $4 million on the purchase of hydrogen from ICI, and ICI spent approximately $41 million under its residual ethylene agreement.

     In addition, there are certain supply agreements with ethylene customers which have not yet been novated from ICI to Huntsman. Until these contracts are novated, Huntsman continues to invoice ICI which in turn invoices the customer. During the twelve months ended December 31, 2001, ICI made purchases of approximately $145 million relating to these agreements.

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

     During 2001, we continued to purchase utilities under a contract with ICI which were being supplied by ETOL. Utilities included electricity, steam, water, natural gas and compressed air. During 2001, we spent approximately $45 million under this agreement. Effective January 2002, the natural gas supply contract has been discontinued.

SERVICES CONTRACTS

     We have entered into several agreements with ICI and its affiliates relating to a wide range of operational services both to and from ICI or its affiliates, primarily at Teesside. These operational services include the operation and maintenance of various infrastructure, effluent disposal, storage, jetty and distribution assets. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or prices based upon cost plus a reasonable fee, which we believe, taken together, reflect market or below market rates. The ICI businesses/affiliates to whom these agreements relate were divested by ICI at the end of 2000.

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

TIOXIDE BUSINESS

SUPPLY AGREEMENT WITH ICI PAINTS

     We have an existing agreement with the paints business of ICI to supply TiO2. At the current level of commitment, we supply approximately 60,000 tonnes of TiO2 per year at market prices. We have revised and extended the agreement to ensure that it remains consistent with developments in the market. The revised agreement expires no earlier than December 31, 2003 upon at least twelve months' prior notice. In 2001, ICI spent approximately $94 million under this agreement.

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

     We have also operated an agreement with an affiliate of ICI relating to the supply of titanium tetrachloride. The terms and conditions of this agreement with ICI was substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect market prices. In 2001, ICI spent approximately $1.3 million under this agreement.

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

     In addition, we have entered into several agreements relating to the provision by ICI or its affiliates to us of a range of support services for the efficient transition of business ownership. These services include various human resources, occupational health, analytical, engineering or purchasing services. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect either market prices or below market rates. In 2001, we spent approximately $7 million under these agreements.

TAX SHARING ARRANGEMENT

     Pursuant to our limited liability company agreement and the limited liability company agreement of Huntsman International Holdings, we have a tax sharing arrangement with all of our and Huntsman International Holdings' membership interest holders. Under the arrangement, because we are treated as a partnership for United States income tax purposes, we will make payments to our parent, Huntsman International Holdings, which will in turn make payments to its membership interest holders, in an amount equal to the United States federal and state income taxes we and Huntsman International Holdings would have paid had Huntsman International Holdings been a consolidated or unitary group for federal tax purposes. The arrangement also provides that we will receive cash payments from the membership interest holders (through Huntsman International Holdings) in amounts equal to the amount of United States federal and state income tax refunds or benefit against future tax liabilities equal to the amount we would have received from the use of net operating losses or tax credits generated by us.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Consolidated Financial Statements:
          See Index to Consolidated Financial Statements on page F-1

(a)  2.   Financial Statement Schedule:
          See Index to Consolidated Financial Statements on page F-1

(a)  3.   Description of Exhibits

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

     3.7 Memorandum of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-85141))

     3.8 Articles of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No. 333-85141))

     3.9 Certificate of Amendment to Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.9 to our annual report on Form 10-K for the year ended December 31, 2000)

     3.10 Certificate of Amendment to Certificate of Formation of Huntsman International Financial LLC (incorporated by reference to Exhibit
          3.10 to our annual report on Form 10-K for the year ended December 31, 2000)

      4.1 Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10-1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No. 333-85141))

     4.2 Form of certificate of 10-1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)

     4.3 Form of certificate of 10-1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)

     4.4  Form of Guarantee (included as Exhibit E of Exhibit 4.1)

     4.5 First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to our registration statement on Form S-4 (File No. 333-85141))

     10.1 Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Huntsman International Holdings LLC) and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-85141))

     10.2 Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-85141))

     10.3 Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-85141))

     10.4 Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Huntsman International Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-4 (File No. 333-85141))

     10.5 Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman International LLC (f/k/a Huntsman ICI Chemicals
          LLC) (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-4 (File No. 333-85141))

     10.6 Joint Venture Agreement, dated as of October 18, 1993, between Tioxide Americas Inc. and Kronos Louisiana, Inc. (incorporated by reference to
          Exhibit 10.6 to our registration statement on Form S-4 (File No. 333-85141))

     10.7 Shareholders Agreement, dated as of January 11, 1982, by and among Imperial Chemical Industries PLC, ICI American Huntsman International Holdings, Inc. and Uniroyal, Inc. (incorporated by reference to
          Exhibit 10.7 to our registration statement on Form S-4 (File No. 333-85141))

     10.8 Operating Agreement, dated December 28, 1981, between Uniroyal, Inc., Rubicon Chemicals, Inc. and Rubicon, Inc. (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-4 (File No. 333-85141))

     10.9 Liability and Indemnity Agreement, dated December 28, 1981, by and among Rubicon Inc., Rubicon Chemicals Inc., Imperial Chemical Industries PLC, ICI American Huntsman International Holdings Inc., ICI Americas Inc. and Uniroyal Inc. (incorporated by reference to Exhibit
          10.9 to our registration statement on Form S-4 (File No. 333-85141))

    10.10 Titanium Dioxide Supply Agreement, dated July 3, 1997, by and between Imperial Chemicals Industries PLC and Tioxide Group (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-4 (File No. 333-85141))*

    10.11 Slag Sales Agreement, dated July 10, 1997, by and between Richards Bay Iron and Titanium (Proprietary ) Limited and Tioxide S.A. (Pty) Limited (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-85141))*

    10.12 Slag Sales Agreement, dated April 19, 2000, by and between Qit-Fer Et Titane Inc. and Tioxide Europe Limited (incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K for the year ended December 31, 2000)**

    10.13 Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-85141))*

    10.14 Amendment, dated February 7, 2001, to the Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to Exhibit
          10.14 to our annual report on Form 10-K for the year ended December 31, 2000)**

    10.15 First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the year ended December 31, 2000)

    10.16 Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 2000)

    10.17 Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 2000)

    10.18 Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended December 31, 2000)

    10.19 Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for the year ended December 31, 2000)

    10.20 Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (U.K.) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2000)

    10.21 U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels, L.P., each as a Seller and an Originator (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the year ended December 31, 2000)

    10.22 Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.22 to our annual report on Form 10-K for the year ended December 31, 2000)

    10.23 U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (U.K.) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2000)

    10.24 Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 4, 2001)

    21.1 Subsidiaries of Huntsman International LLC (incorporated by reference to Exhibit 21.1 to our annual report on Form 10-K for the year ended December 31, 2000)

* Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

** Portions of this document have been omitted and previously filed separately with the SEC pursuant to requests for confidential treatment pursuant to Rule 406 of the Securities Act and Rule 24b-2 of the Exchange Act.

(b) The Company filed one current report on Form 8-K during the last quarter of year ended December 31, 2001 relating to the following events:

     Item 5. Other Events

     On November 30, 2001, Huntsman International LLC (the "Company") entered into the Third Amendment (the "Third Amendment") to its senior secured credit facilities (as so amended, the "Credit Facilities") with the approval of lenders holding over 90% of the indebtedness and commitments under the Credit Facilities. The Third Amendment, among other things, waives certain defaults by the Company under the Credit Facilities and amends certain financial and other covenants in the Credit Facilities. As a result of the Third Amendment, the Company is now in compliance with all the covenants contained in the Credit Facilities and is able to borrow under, and have access to, the Credit Facilities. A copy of the Third Amendment is attached hereto as Exhibit 10.1 and is incorporated by reference in its entirety herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Huntsman International LLC


Dated: April 1, 2002                     By: /s/ J. Kimo Esplin
      --------------------                  ----------------------------
                                                  J. KIMO ESPLIN
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of April, 2002:


       NAME                                  CAPACITIES
------------------------     ------------------------------------------------



/s/ Jon M. Huntsman
----------------------
  JON M. HUNTSMAN             Chairman of the Board and Manager



/s/ Peter R. Huntsman
----------------------
  PETER R. HUNTSMAN           President and Chief Executive Officer and
                              Manager (Principal Executive Officer)


/s/ J. Kimo Esplin
----------------------
  J. KIMO ESPLIN              Executive Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                   HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                                ITEMS 8 AND 14(a)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
Responsibility for the Consolidated Financial Statements...................................................F-2

Independent Auditors' Report...............................................................................F-3

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000..................................F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the
Years Ended December 31, 2001 and 2000 and the Six Months Ended December 31,
1999; and
Six Months Ended June 30, 1999 (Predecessor Company).......................................................F-5

Consolidated Statements of Equity for the Years Ended December 31, 2001 and 2000
and the Six Months Ended December 31, 1999; and Six Months Ended June 30, 1999
(Predecessor Company)......................................................................................F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and
2000 and the Six Months Ended December 31, 9999; and Six Months Ended June 30, 1999
(Predecessor Company)......................................................................................F-7

Notes to Consolidated Financial Statements.................................................................F-9

Schedule to Consolidated Financial Statements, Schedule II - Valuation and Qualifying
Accounts..................................................................................................F-41


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

     To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Business Conduct Guidelines." Careful selection of employees, and appropriate divisions of responsibility also help us to achieve our control objectives.

     The consolidated balance sheets of Huntsman International LLC and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999; and the six months ended June 30, 1999 of Huntsman Specialty Chemicals Corporation (the "HSCC Predecessor Company") have been audited by the Company's independent accountants Deloitte & Touche LLP. Their report is shown on page F-3.

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

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF MANAGERS AND MEMBERS OF
HUNTSMAN INTERNATIONAL LLC



     We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company"), formerly Huntsman Specialty Chemicals Corporation (the "HSCC Predecessor Company"), as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999; and the six months ended June 30, 1999 (HSCC Predecessor Company operations). Our audits also included the financial statement schedule listed in the table of contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries at December 31, 2001 and 2000 and the results of the Company's operations and its cash flows for the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999; and the results of the HSCC Predecessor Company operations and its cash flows for the six months ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company was required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 28, 2002, except for Note 21,
  as to which the date is March 18, 2002

                   HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                 December 31, 2001    December 31, 2000
                                                 -----------------    -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     83.9           $     66.1
   Accounts and notes receivables (net of
     allowance for doubtful accounts of
     $15.2 and $10.6, respectively)                       501.6                553.9
   Inventories                                            501.4                496.4
   Prepaid expenses                                        10.7                 15.2
   Deferred income taxes                                   --                    0.9
   Other current assets                                    47.4                 69.6
                                                 -----------------    -----------------
     TOTAL CURRENT ASSETS                               1,145.0              1,202.1

Property, plant and equipment, net                      2,839.5              2,703.9
Investment in unconsolidated affiliates                   147.0                156.7
Intangible assets, net                                    424.9                434.7
Other noncurrent assets                                   305.7                318.0
                                                 -----------------    -----------------
     TOTAL ASSETS                                    $  4,862.1           $  4,815.4
                                                 =================    =================

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $    266.7           $    313.3
   Accrued liabilities                                    496.7                517.0
   Current portion of long-term debt                        5.3                  7.5
   Deferred income taxes                                    5.7                 --
   Other current liabilities                               61.1                 32.4
                                                 -----------------    -----------------
     TOTAL CURRENT LIABILITIES                            835.5                870.2

Long-term debt                                          2,632.6              2,343.0
Deferred income taxes                                     262.6                332.1
Other noncurrent liabilities                              131.9                131.8
                                                 -----------------    -----------------
     TOTAL LIABILITIES                                  3,862.6              3,677.1
                                                 -----------------    -----------------

MINORITY INTERESTS                                          7.8                  9.6
                                                 -----------------    -----------------

COMMITMENTS AND CONTINGENCIES (NOTES 15 AND 16)

EQUITY:
   Member's equity, 1,000 units                         1,026.1              1,026.1
   Retained earnings                                      166.4                223.3
   Accumulated other comprehensive loss                  (200.8)              (120.7)
                                                 -----------------    -----------------
     TOTAL EQUITY                                         991.7              1,128.7
                                                 -----------------    -----------------
     TOTAL LIABILITIES AND EQUITY                    $  4,862.1           $  4,815.4
                                                 =================    =================

           See accompanying notes to consolidated financial statements

                   HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                              (Millions of Dollars)

                                                                                                                HSCC
                                                                                                            PREDECESSOR
                                                                                                              COMPANY
                                                                                                          -----------------
                                             YEAR ENDED          YEAR ENDED        SIX MONTHS ENDED        SIX MONTHS
                                            DECEMBER 31,        DECEMBER 31,         DECEMBER 31,             ENDED
                                                2001                2000                 1999             JUNE 30, 1999
                                          -----------------   -----------------    -----------------    -----------------
REVENUES:
   Trade sales and services                   $  4,178.2           $  3,940.8           $  1,704.5           $  134.0
   Related party sales                             376.0                464.5                269.5               29.0
   Tolling fees                                     21.0                 42.6                 23.3               29.0
                                          -----------------   -----------------    -----------------    -----------------
     TOTAL REVENUES                              4,575.2              4,447.9              1,997.3              192.0
COST OF GOODS SOLD                               3,990.1              3,705.4              1,602.0              134.1
                                          -----------------   -----------------    -----------------    -----------------
GROSS PROFIT                                       585.1                742.5                395.3               57.9

EXPENSES:
   Selling, general and
     administrative                                316.1                272.1                154.3                3.3
   Research and development                         62.5                 59.3                 43.7                2.0
   Restructuring and plant closing
     costs                                          46.6                 --                   --                 --
                                          -----------------   -----------------    -----------------    -----------------
     Total expenses                                425.2                331.4                198.0                5.3
                                          -----------------   -----------------    -----------------    -----------------
OPERATING INCOME                                   159.9                411.1                197.3               52.6

Interest expense                                   231.7                227.3                106.2               18.3
Interest income                                      3.4                  4.9                  2.2                0.3
Loss on sale of accounts
   receivable                                       12.8                  1.9                 --                 --
Other income (expense)                              (2.0)                (3.2)                 6.5               --
                                          -----------------   -----------------    -----------------    -----------------
INCOME (LOSS) BEFORE INCOME
   TAXES                                           (83.2)               183.6                 99.8               34.6
Income tax expense (benefit)                       (26.0)                30.1                 18.2               13.1
Minority interests in subsidiaries                   2.2                  2.8                  1.0               --
                                          -----------------   -----------------    -----------------    -----------------
INCOME (LOSS) BEFORE ACCOUNTING
   CHANGE                                          (59.4)               150.7                 80.6               21.5
Cumulative effect of accounting
   change                                           (1.5)                --                   --                 --
                                          -----------------   -----------------    -----------------    -----------------
NET INCOME (LOSS)                                  (60.9)               150.7                 80.6               21.5
Preferred stock dividends                           --                   --                   --                  2.2
                                          -----------------   -----------------    -----------------    -----------------
Net income (loss) available to
   common equity holders                           (60.9)               150.7                 80.6               19.3
OTHER COMPREHENSIVE LOSS:
   Foreign currency translation
     adjustments                                   (65.0)              (118.0)                (2.7)              --
   Cumulative effect of
     accounting  change                             (1.1)                --                   --                 --
   Net unrealized loss on
     derivative instruments                        (14.0)                --                   --                 --
                                          -----------------   -----------------    -----------------    -----------------

COMPREHENSIVE INCOME (LOSS)                   $   (141.0)          $     32.7           $     77.9           $   19.3
                                          =================   =================    =================    =================

           See accompanying notes to consolidated financial statements

                   HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EQUITY
                              (Millions of Dollars)


                                     COMMON STOCK/                                              ACCUMULATED
                                    MEMBER'S EQUITY           ADDITIONAL                           OTHER
                               --------------------------      PAID-IN         RETAINED        COMPREHENSIVE
                               SHARES/UNITS    AMOUNT          CAPITAL         EARNINGS            LOSS               TOTAL
                               ------------ -------------    -------------    ------------    ----------------     ------------
HSCC PREDECESSOR COMPANY:
Balance, December 31, 1998           2,500   $     --         $     25.0       $     5.6        $      --          $    30.6
Net income                                         --               --              21.5               --               21.5
Dividends accrued on
   mandatorily
   redeemable preferred
   stock                                           --               --              (2.2)              --              (2.2)
                               ------------ -------------    -------------    ------------    ----------------     ------------

Balance, June 30, 1999               2,500   $     --         $     25.0       $    24.9        $      --          $    49.9
                               ============ =============    =============    ============    ================     ============

HUNTSMAN INTERNATIONAL:
Capital contribution
   from Holdings                     1,000   $  1,646.1      $      --         $    --          $      --          $ 1,646.1
Distribution to Holdings                         (620.0)            --              --                 --            (620.0)
Net income                                         --               --              80.6               --               80.6
Foreign currency
   translation adjustments                         --               --              --                 (2.7)           (2.7)
                               ------------ -------------    -------------    ------------    ----------------     ------------

Balance, December 31, 1999           1,000      1,026.1             --              80.6               (2.7)         1,104.0

Distribution to Holdings                           --               --              (8.0)              --              (8.0)
Net income                                         --               --             150.7               --              150.7
Foreign currency
   translation adjustments                         --               --              --               (118.0)         (118.0)
                               ------------ -------------    -------------    ------------    ----------------     ------------

Balance, December 31, 2000           1,000   $  1,026.1       $     --         $   223.3        $    (120.7)       $ 1,128.7

Capital contribution from
   Holdings                                        --               --               4.0             --                  4.0
Net loss                                           --               --             (60.9)            --               (60.9)
Other comprehensive loss                           --               --              --                (80.1)          (80.1)
                               ------------ -------------    -------------    ------------    ----------------     ------------

Balance, December 31, 2001           1,000   $  1,026.1       $     --         $   166.4        $    (200.8)       $   991.7
                               ============ =============    =============    ============    ================     ============

            See accompany notes to consolidated financial statements

                   HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)

                                                                                                             HSCC
                                                                                                          PREDECESSOR
                                                                                                            COMPANY
                                                                                                        ----------------
                                                                                     SIX MONTHS
                                              YEAR ENDED         YEAR ENDED            ENDED               SIX MONTHS
                                             DECEMBER 31,       DECEMBER 31,         DECEMBER 31,            ENDED
                                                 2001              2000                 1999              JUNE 30, 1999
                                             ------------       ------------       ----------------     ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income (loss)                             $  (60.9)          $  150.7           $     80.6           $  21.5
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Equity in earnings of
     investment in
     unconsolidated affiliates                    (0.1)              (0.1)                (0.1)             --
   Minority interests in
     Subsidiaries                                  2.2                2.8                  1.0              --
   Gain on foreign currency
     Transactions                                 (4.8)              (8.2)                (5.0)             --
   Loss on disposals of fixed
     Assets                                        6.6                2.9                 --                --
   Depreciation and amortization                 240.5              216.2                105.2              15.5
   Deferred income taxes                         (43.1)               6.3                 11.0               3.6
   Proceeds from initial sale of
     Receivables                                  --                175.0                 --                --
   Interest on subordinated note                  --                 --                   --                 3.0
   Changes in operating assets and
     liabilities - net of effects
     of
     acquisitions:
     Accounts and notes
       receivables                               116.5             (104.5)               (38.3)             (6.1)
     Inventories                                  17.3             (118.9)               (21.9)             (5.7)
     Prepaid expenses                              4.5                0.3                (15.4)             --
     Other current assets                          1.7              (13.8)                 4.6               0.9
     Accounts payable                           (106.7)             (27.1)                11.9              (3.4)
     Accrued liabilities                         (16.2)             179.4                118.6              --
     Other current liabilities                    45.3              (28.4)                 4.5              10.0
     Other noncurrent assets                      10.1              (52.0)               (17.3)              0.6
     Other noncurrent liabilities                (10.5)              30.9                 16.1              --
                                             ------------       ------------       ----------------     ----------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    202.4              411.5                255.5              39.9
                                             ------------       ------------       ----------------     ----------------

INVESTING ACTIVITIES:
Purchase of businesses from ICI,
   net of cash                                    --                 --               (2,244.8)             --
Purchase of business from BP
   Chemicals, Limited                             --                 --                 (116.6)             --
Acquisition of other businesses                 (209.5)            (149.6)                --                --
Cash received from
   unconsolidated affiliates                      11.3                7.5                  2.5              --
Investment in unconsolidated
   affiliates                                     --                 --                   (1.7)             --
Advances to unconsolidated
   affiliates                                     (2.5)              (9.0)               (26.5)             --
Capital expenditures                            (291.0)            (204.5)              (131.8)             (4.0)
                                             ------------       ------------       ----------------     ----------------
NET CASH USED IN INVESTING
   ACTIVITIES                                   (491.7)            (355.6)            (2,518.9)             (4.0)
                                             ------------       ------------       ----------------     ----------------

                                                                                                            HSCC
                                                                                                         PREDECESSOR
                                                                                                           COMPANY
                                                                                                       ----------------
                                                                                    SIX MONTHS
                                             YEAR ENDED         YEAR ENDED            ENDED               SIX MONTHS
                                            DECEMBER 31,       DECEMBER 31,         DECEMBER 31,            ENDED
                                                2001              2000                 1999              JUNE 30, 1999
                                            ------------       ------------       ----------------     ----------------
FINANCING ACTIVITIES:
Net borrowings under revolving loan
   facilities                                   79.5                8.0              1,692.5                 --
Issuance of senior subordinated
   notes                                       233.2               --                  806.3                 --
Proceeds from other long-term
   debt                                          4.4               --                    1.0                 --
Repayment of long-term debt                     (2.4)            (131.0)                --                  (34.4)
Debt issuance costs                             (6.5)              --                  (75.7)                --
Cash contributions by Holdings                   4.0               --                  598.0                 --
Cash distribution to Holdings                   --                 (8.0)              (620.0)                --
                                            ------------       ------------       ----------------     ----------------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                        312.2             (131.0)             2,402.1                (34.4)
                                            ------------       ------------       ----------------     ----------------

Effect of exchange rate changes
   on cash                                      (5.1)               2.3                  0.2                 --
                                            ------------       ------------       ----------------     ----------------
Increase (decrease) in cash and
   cash equivalents                             17.8              (72.8)               138.9                  1.5
Cash and cash equivalents at
   beginning of period                          66.1              138.9                 --                    2.6
                                            ------------       ------------       ----------------     ----------------
Cash and cash equivalents at end
   of period                                $   83.9           $   66.1           $    138.9           $      4.1
                                            ============       ============       ================     ================

NON-CASH FINANCING AND
   INVESTING ACTIVITIES:
   Non-cash capital contribution
     by Holdings                            $   --             $     --             $  1,048.1

           See accompanying notes to consolidated financial statements

                   HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

Effective June 30, 1999, pursuant to a contribution agreement and ancillary agreements between Huntsman International Holdings LLC ("Holdings"), Huntsman Specialty Chemicals Corporation ("HSCC"), Imperial Chemicals Industries PLC ("ICI") and Huntsman International LLC ("Huntsman International" or the "Company"), the Company acquired assets and stock representing ICI's polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses and HSCC's propylene oxide business. In addition, the Company also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals, Limited ("BP Chemicals") for approximately $117 million.

The Company is a global manufacturer and marketer of specialty and commodity chemicals through our principal businesses: specialty chemicals, petrochemicals and titanium dioxide. The Company is a wholly-owned subsidiary of Holdings.

In exchange for transferring its business, HSCC retained a 60% common equity interest in Holdings and received approximately $360 million in cash as a distribution from Holdings. In exchange for transferring its businesses, ICI received a 30% common equity interest in Holdings, approximately $2 billion in cash that was paid in a combination of U.S. dollars and euros, and discount notes of Holdings with approximately $508 million of accreted value at issuance. The cash proceeds of the Holdings discount notes issued to ICI were contributed by Holdings as equity to Huntsman International. The obligations of the discount notes from Holdings are non-recourse to the Company. BT Capital Investors, LP, Chase Equity Associates, LP, and the Goldman Sachs Group acquired the remaining 10% common equity interest in Holdings for $90 million cash.

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
                                                                           ======

HSCC is considered the acquirer and predecessor of the businesses transferred to the Company in connection with the transaction because the shareholders of HSCC acquired majority control of the businesses transferred to the Company. HSCC is a 80.1% owned subsidiary of Huntsman Corporation ("Huntsman"). The transactions with ICI and BP Chemicals are accounted for as purchase transactions. Operating results prior to July 1, 1999 are not comparable to the operating results subsequent to such date due to the transaction.

The total consideration to ICI of cash and the value of common equity interest in Holdings was approximately $2.8 billion, including expenses and liabilities assumed. The excess of the purchase price over the estimated fair value of net tangible assets acquired has been recorded as identifiable intangibles and goodwill which are being amortized over 5 to 15 years and 20 years, respectively.

The allocation of the purchase price is summarized as follows (in millions):

          Current assets                                                           $    970.2
          Plant and equipment                                                         2,232.5
          Investments in unconsolidated affiliates                                      192.7
          Intangible assets (patents, technology, noncompete agreements
            and goodwill)                                                               248.1
          Other assets                                                                  292.4
          Liabilities assumed                                                        (1,020.8)
                                                                                   ----------
            TOTAL                                                                  $  2,915.1
                                                                                   ==========

The total consideration paid to BP Chemicals was allocated to tangible assets, primarily property and equipment.

The following unaudited pro forma data (in millions) has been prepared assuming that the transaction (excluding the acquisition of 20% of the Wilton olefins facility from BP Chemicals) and related financing were consummated at the beginning of each period.

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                                     1999
                                                  ------------
                    Revenues                        $3,868
                    Net income                         127

SALE OF EQUITY INTERESTS IN HOLDINGS

On December 20, 2001, ICI and HSCC entered into an agreement (the "Option Agreement") which amends the terms of previous agreements for the buyout of ICI's 30% interest in Holdings. The Option Agreement provides that the purchase of ICI's 30% interest will occur on or before July 1, 2003 for a price of $363.5 million, plus interest at 9% from November 30, 2000 until the closing date. The Option Agreement also provides for discounts to the purchase price for certain prepayments of the purchase price and if the closing occurs prior to July 1, 2003. The purchase can occur any time after January 1, 2003 and prior to that date, if certain conditions are met. To secure its obligation to pay ICI, HSCC granted a lien on 50% of the membership interests in Holdings owned by HSCC. The Option Agreement also requires HSCC to cause Holdings to pay up to $112 million in distributions to members, subject to certain conditions. HSCC is obligated to pay to ICI its share of membership distributions as advance purchase price payments. Holdings has the right to provide up to $70 million to fund the purchase.

Under the terms of an agreement, as amended, between HSCC and the institutional investors, each of these investors has the right to require HSCC to purchase its interest in Holdings contemporaneously with the purchase of ICI's interest. In addition, each institutional investor has the right to require HSCC to purchase its equity interest in Holdings at any time after June 30, 2004. Each institutional investor also has an option to require HSCC to purchase its equity interest in Holdings following the occurrence of a change of control of Holdings or Huntsman. HSCC has the option to purchase all outstanding interest owned by the institutional investors at any time after June 30, 2006. The exercise price for each of these put and call options will be the value of the business as agreed between HSCC and the institutional investors or as determined by a third party at the time of the exercise of the put or call options. If HSCC, having used commercially reasonable efforts, does not purchase such equity interests, the selling institutional investor will have the right to require Holdings to register such equity interests for resale under the Securities Act.

2001 ACQUISITION

On March 31, 2001, the Company closed a definitive purchase agreement with an affiliate of Rhodia S.A. for the acquisition of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia, for approximately $180 million.

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

Cash paid for interest and income taxes are as follows (in millions):

                                                                                                   HSCC
                                                                                                PREDECESSOR
                                                                                                  COMPANY
                                                                                             -----------------
                                                                              SIX
                                     YEAR ENDED        YEAR ENDED        MONTHS ENDED
                                    DECEMBER 31,      DECEMBER 31,        DECEMBER 31,       SIX MONTHS ENDED
                                        2001             2000                1999            JUNE 30, 1999
                                    ------------      ------------      -----------------    -----------------
Cash paid for interest                $  222.2          $  234.6          $  62.7               $  12.4
Cash paid for income taxes                15.0              22.0              9.8                  --

SECURITIZATION OF ACCOUNTS RECEIVABLE

In September 2000, Statement of Financial Accounting Standards ("SFAS") No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, was issued. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The Company adopted SFAS No. 140 during the year ended December 31, 2001 as required. Adoption of the accounting requirements of this standard did not have a material impact on the statement of operations or financial position.

The Company securitizes certain trade receivables in connection with a revolving securitization program. The Company retains the servicing rights which are a retained interest in the securitized receivables.

Losses are recorded on the sale and depend on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved (see Note 10).

INVENTORIES

Inventories are stated at the lower of cost or market using the weighted average method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets ranging from 3 to 20 years. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. Of the total plant and equipment, approximately $436 million is depreciated using the straight-line method on a group basis at a 5% composite rate. When capital assets representing complete groups of property are disposed of, the difference between the disposal proceeds and net book value is credited or charged to income. When miscellaneous assets are disposed of, the difference between asset costs and salvage value is charged or credited to accumulated depreciation.

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

Interest costs are capitalized as part of major construction projects. Interest expense capitalized as part of plant and equipment was $9.3 and $10.3 million for the years ended December 31, 2001 and 2000, respectively, and $10.1 million and $0.3 million for six months ended December 31, 1999 and June 30, 1999, respectively.

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

DERIVATIVES AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the change in the fair value depends on the use of the instrument. The adoption of SFAS No. 133 resulted in a cumulative increase in net loss of $1.5 million and a cumulative increase to accumulated other comprehensive loss of $1.1 million (see Note 13).

INCOME TAXES

The Company and its U.S. subsidiaries are organized as Limited Liability Companies. These entities are treated similar to a partnership for U.S. income tax purposes, and therefore are not subject to U.S. federal tax on their income. Subsidiaries outside the U.S. are generally taxed on the income generated in the local country.

Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liabilities method in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES." The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested.

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

PREFERRED STOCK

During 1997, HSCC acquired its propylene oxide and methyl/tertiary butyl ether business from Texaco, Inc. ("Texaco"). In conjunction with this acquisition, HSCC issued preferred stock to Texaco with an aggregate liquidation preference of $65 million. The preferred stock has a cumulative dividend rate of 5.5%, 6.5% or a combination thereof of the liquidation preference per year. The preferred stock and its obligations, including unpaid cumulative dividends, were not transferred to Holdings or the Company.

FOREIGN CURRENCY TRANSLATION

Generally, the accounts of the Company's subsidiaries outside of the United States consider local currency to be functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains, and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the statement of operations and were $4.8 million and $8.2 million net gain for the years ended December 31, 2001 and 2000, respectively, and $5.0 million net gain for the six months ended December 31, 1999. Prior to the transfer of the business from ICI on July 1, 1999, the Company had no subsidiaries outside of the United States.

REVENUE RECOGNITION

The Company generates revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenue when it is realized or realizable and earned, which is generally when the product is shipped to the customer.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

EARNINGS PER MEMBER EQUITY UNIT

Earnings per member equity unit is not presented because it is not considered meaningful information due to the Company's ownership by a single equity holder.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, BUSINESS Combinations, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of that statement on January 1, 2002. The impact of adopting this pronouncement is not expected to be material.

In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on January 1, 2002. The Company is currently evaluating the effects of adopting this pronouncement.

3.   INVENTORIES

Inventories consist of the following (in millions):

                              DECEMBER 31, 2001  DECEMBER 31, 2000
                              -----------------  -----------------
Raw materials                     $  132.5          $  149.5
Work in progress                      20.4              22.8
Finished goods                       328.7             302.5
                              -----------------  -----------------
  TOTAL                              481.6             474.8
Materials and supplies                19.8              21.6
                              -----------------  -----------------
  NET                             $  501.4          $  496.4
                              =================  =================

In the normal course of operations, the Company exchanges raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Company's cost. The Company did not owe any inventory under open exchange agreements at December 31, 2001. The amount deducted from inventory under open exchange agreements owed by the Company at December 31, 2000 was $4.4 million (16.7 million pounds of feedstock and products), which represented the amount payable by the Company under open exchange agreements.

4.   PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in millions):

                                   DECEMBER 31, 2001  DECEMBER 31, 2000
                                   -----------------  -----------------
Land                                     $     36.3          $     35.3
Buildings                                     129.9               117.6
Plant and equipment                         2,919.0             2,673.6
Construction in progress                      231.4               176.3
                                   -----------------  -----------------
  TOTAL                                     3,316.6             3,002.8
Less accumulated depreciation                (477.1)             (298.9)
                                   -----------------  -----------------
  NET                                    $  2,839.5          $  2,703.9
                                   =================  =================

5.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

                                           DECEMBER 31, 2001  DECEMBER 31, 2000
                                           -----------------  -----------------
Louisiana Pigment Company, L.P. (50%)              $  139.8          $  151.1
Rubicon, Inc. (50%)                                     5.7               4.5
Others                                                  1.5               1.1
                                           -----------------  -----------------
  TOTAL                                            $  147.0          $  156.7
                                           =================  =================

Summarized approximate financial information of such affiliated companies as a group as of December 31, 2001 and 2000 and for the years then ended is presented below (in millions):

                                              DECEMBER 31, 2001     DECEMBER 31, 2000
                                              -----------------     -----------------
     Assets                                         $  533.1           $  660.1
     Liabilities                                       229.3              334.9
     Revenues                                          681.4              763.4
     Net income                                          0.5                0.4
     The Company's equity in:
       Net assets                                      147.0              156.7
       Net income                                        0.1                0.1

6.   INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following (in millions):

                                              DECEMBER 31, 2001     DECEMBER 31, 2000
                                              -----------------     -----------------
     Patents, trademarks, and technology            $  356.6           $  323.4
     Debt issuance costs                                84.5               78.0
     Non-compete agreements                             50.1               50.1
     Other intangibles                                  29.6               12.7
     Goodwill                                           28.6               48.4
                                              -----------------     -----------------
       TOTAL                                           549.4              512.6
     Accumulated amortization                         (124.5)             (77.9)
                                              -----------------     -----------------
       NET                                          $  424.9           $  434.7
                                              =================     =================

7.   OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (in millions):

                                              DECEMBER 31, 2001     DECEMBER 31, 2000
                                              -----------------     -----------------
     Prepaid pension assets                         $  198.4           $  190.9
     Capitalized turnaround expense                     33.0               14.2
     Prepaid insurance                                    .3                4.3
     Advances to and receivables from
       affiliates                                       16.7               55.0
     Spare parts inventory                              36.2               32.7
     Other noncurrent assets                            21.1               20.9
                                              -----------------     -----------------
       TOTAL                                        $  305.7           $  318.0
                                              =================     =================

8.   ACCRUED LIABILITIES

Accrued liabilities consist of the following (in millions):

                                              DECEMBER 31, 2001     DECEMBER 31, 2000
                                              -----------------     -----------------
     Raw materials and services                     $  212.7           $  261.8
     Interest                                           59.1               48.3
     Taxes (income, property and VAT)                   18.4               51.2
     Payroll, severance and related costs               49.7               44.9
     Volume and rebates                                 50.1               46.8
     Restructuring and plant closing costs              31.3               --
     Other miscellaneous accruals                       75.4               64.0
                                              -----------------     -----------------
  TOTAL                                             $  496.7           $  517.0
                                              =================     =================

9.   RESTRUCTURING AND PLANT CLOSING COSTS

The Company has incurred restructuring and plant closing costs totaling $46.6 million in its Specialty Chemicals and Tioxide business segments.

The Specialty Chemicals segment announced the first phase of a cost reduction program which includes closure of the Shepton Mallet, U.K. polyols manufacturing facility by the end of 2002 resulting in a charge of $44.7 million. The program includes reduction in workforce of approximately 270 employees at the Shepton Mallet facility and other locations. Approximately $7.8 was recorded to write-down the fixed assets, $36.1 for employee termination benefits, and $.8 for other exit costs. The Company expects that this first phase of the cost reduction program will be substantially complete by the end of 2002.

The Tioxide business segment recorded $1.9 million in restructuring charges which relates to a workforce reduction of approximately 50 employees. The Company expects that the termination benefits will be substantially paid by the end of 2002.

The restructuring and plant closing cost were recorded in the following accounts: $7.8 million in property, plant, and equipment, and $38.8 million in accrued liabilities.

A summary of the Specialty Chemicals and Tioxide costs are as follows (in millions):

                                                                                           ACCRUED
                                                                                        LIABILITIES AS
                                                         NON-CASH                      OF DECEMBER 31,
                                      TOTAL CHARGE        CHARGE       CASH PAYMENTS        2001
                                      ------------     ------------    -------------   ----------------
Property, plant, and equipment            $   7.8          $  7.8          $ --            $  --
Workforce reductions                         38.0            --               7.5             30.5
Other exit costs                               .8            --              --                 .8
                                      ------------     ------------    -------------   ----------------
TOTAL                                     $  46.6          $  7.8          $  7.5          $  31.3
                                      ============     ============    =============   ================

10.  SECURITIZATION OF ACCOUNTS RECEIVABLE

On December 21, 2000, the Company initiated a five-year revolving securitization program under which certain trade receivables were and will be transferred to an off balance sheet special purpose entity at a discount. Under the terms of the agreements, the Company continues to service the receivables in exchange for a 1% fee of the outstanding receivables and is subject to recourse provisions.

In 2000, proceeds from new sales totaled approximately $175 million. During 2001, new sales totaled approximately $3,132 million and cash collections reinvested totaled approximately $3,180 million. Servicing fees received in 2001 are approximately $3 million and are recorded as a reduction in the loss on sale of accounts receivable in the statements of operations. The retained interest in the receivables was approximately $60 million and $110 million as of December 31, 2001 and 2000, respectively. The value of the retained interest is subject to credit and interest rate risk.

The key economic assumptions used in valuing the residual interest at December 31, 2001 is presented below:

     Weighted average life (in months)                2
     Credit losses (annual rate)                 Less than 1%
     Discount rate (annual rate)                      5%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total delinquencies (receivables over 60 days past due) as of December 31, 2001 were $15.6 million.

11.  LONG-TERM DEBT

Long-term debt outstanding as of December 31, 2001 and 2000 is as follows (in millions):

                                              DECEMBER 31, 2001    DECEMBER 31, 2000
                                              -----------------    -----------------
     Senior Secured Credit Facilities:
       Revolving loan facility                     $    110.6           $     32.3
       Term A dollar loan                               195.6                195.6
       Term A euro loan (in U.S. dollar
          equivalent)                                   208.6                218.5
       Term B loan                                      553.7                553.7
       Term C loan                                      553.7                553.7
     Senior Subordinated Notes                        1,003.1                785.3
     Other long-term debt                                12.6                 11.4
                                              -----------------    -----------------
       Subtotal                                       2,637.9              2,350.5
     Less current portion                                (5.3)                (7.5)
                                              -----------------    -----------------
       TOTAL                                       $  2,632.6           $  2,343.0
                                              =================    =================

The revolving loan facility of up to $400 million matures on June 30, 2005 with no scheduled commitment reductions. Both the term A dollar loan and the term A euro loan facilities (as amended) mature on June 30, 2005 and are payable in semi-annual installments commencing December 31, 2003 with the amortization increasing over time. The term B loan facility matures on June 30, 2007 and the term C loan facility matures on June 30, 2008. The term C loan facility (as amended) requires payments in annual installments of $5.65 million each, commencing June 30, 2007, with the remaining unpaid balance due on final maturity.

Interest rates for the Senior Secured Credit Facilities are based upon, at the Company's option, either a eurocurrency rate or a base rate plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.25% to 3.5% per annum depending on the loan facility and whether specified conditions have been satisfied and, in the case of base rate loans, from zero to 2.25% per annum. As of December 31, 2001 and 2000 the average interest rates on the Senior Secured Credit Facilities were 7.6% and 9.2%, respectively.

The obligations under the Senior Secured Credit Facilities are supported by guarantees of certain subsidiaries (Tioxide Group, Tioxide America, Inc., Huntsman Propylene Oxide Holdings LLC, Huntsman Texas Holdings LLC, Huntsman Propylene Oxide Ltd., Eurofuels LLC, Eurostar Industries LLC, Huntsman International Fuels, L.P., Huntsman International Financial LLC, Huntsman Ethyleneamines LLC and Huntsman Ethyleneamines Ltd.) (collectively the "Guarantors") and Holdings as well as pledges of 65% of the voting stock of certain non-U.S. subsidiaries. The Senior

Secured Credit Facilities contain covenants relating to the voting stock of certain non-U.S. subsidiaries. The Senior Secured Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions and maintenance of certain financial ratios. The Senior Secured Credit Facilities limit the payment of dividends generally to the amount required by the members to pay income taxes.

The Company issued $600 million and euro 450 million 10.125% Senior Subordinated Notes (the "Notes"). Interest on the Notes is payable semi-annually and the Notes mature on July 1, 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Notes may be redeemed, in whole or in part, at any time by the Company on or after July 1, 2004, at percentages ranging from 105% to 100% at July 1, 2007 of their face amount, plus accrued and unpaid interest. The Notes contain covenants relating to the incurrence of debt, face amount, plus accrued and unpaid interest. The Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The Notes also contain a change in control provision requiring the Company to offer to repurchase the Notes upon a change in control.

Management believes that the Company is in compliance with the covenants of both the Senior Secured Credit Facilities and the Senior Subordinated Notes.

In 2001, Huntsman, the indirect 60% owner of Holdings, was not in compliance with certain financial covenants contained in its senior credit facilities and failed to make interest payments on its subordinated notes. Huntsman has entered into amendment, forbearance and waiver agreements (collectively, the "Amendment Agreement"), which waives existing and certain future defaults and the lenders agreed to forbear exercising rights and remedies until June 30, 2002, if Huntsman continues to meet the terms of the Amendment Agreement. Huntsman is also discussing the possible restructuring of the senior subordinated notes.

Under the Huntsman senior credit facilities, the lenders have the right to pursue remedies, including acceleration of the indebtedness and foreclosure on equity of certain subsidiaries of Huntsman. Foreclosure on equity of the Huntsman subsidiary that owns Holdings 60% interest would result in a change in control as defined in the Company's Senior Secured Credit Facilities, Senior Subordinated Notes, and subordinated notes of Holdings.

A change in control would constitute a default under the Company's Senior Secured Credit Facilities. It would also entitle the holders of Senior Subordinated Notes and the subordinated notes of Holdings to exercise their rights to require the repurchase of these notes by the Company and Holdings, respectively.

The scheduled maturities of long-term debt are as follows (in millions):

                                 DECEMBER 31, 2001
                                 -----------------
          2002                      $      5.3
          2003                            45.6
          2004                           129.8
          2005                            81.3
          2006                            --
          Later Years                  2,375.9
                                 -----------------
                                    $  2,637.9
                                 =================

The Company enters into various types of interest rate contracts to manage interest rate risks on long-term debt. The Company has the following outstanding at December 31, 2001:

     o Pay Fixed Swaps Long Term Duration - $319.2 million notional amount, weighted average pay rate of 5.84%, based upon underlying indices at year end, maturing 2002 through 2004. Increases in underlying indices could cause the weighted average pay rate to increase to a maximum of 6.55%.

     o Interest Rate Collars - $275 million notional amount, weighted average cap rate of 7%, weighted average floor rate of 5.35%, based upon underlying indices at year end, maturing 2002 through 2004. Decreases in underlying indices could cause the weighted average floor rate to increase to a maximum of 6.12%.

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

12.  INCOME TAXES

The provision (benefit) for income taxes consists of the following (in millions):

                                                                            HSCC
                                                                        PREDECESSOR
                                                                           COMPANY
                                                                       -------------
                                                        SIX MONTHS
                      YEAR ENDED         YEAR ENDED        ENDED        SIX MONTHS
                     DECEMBER 31,       DECEMBER 31,    DECEMBER 31,       ENDED
                        2001               2000            1999        JUNE 30, 1999
                     ------------       ------------    ------------   -------------
U.S.:
   Current             $    .4           $   0.3          $   0.4          $  --
   Deferred               --                --               --               13.1
FOREIGN:
   Current                16.7              23.5              6.8             --
   Deferred              (43.1)              6.3             11.0             --
                     ------------       ------------    ------------   -------------
TOTAL                  $ (26.0)          $  30.1          $  18.2          $  13.1
                     ============       ============    ============   =============

The following schedule reconciles the differences between the United States federal income taxes at the United States statutory rate to the Company's provision (benefit) for income taxes (in millions):

                                                                                                   HSCC
                                                                                               PREDECESSOR
                                                                                                  COMPANY
                                                                                              -------------
                                                                               SIX MONTHS
                                           YEAR ENDED         YEAR ENDED          ENDED          SIX MONTHS
                                          DECEMBER 31,       DECEMBER 31,      DECEMBER 31,         ENDED
                                             2001               2000              1999          JUNE 30, 1999
                                          ------------       ------------      ------------     -------------
Income taxes at U.S. federal
   statutory rate                            $ (29.1)           $  64.3            $  34.9            $  12.1
Income not subject to U.S.
   federal income tax                           13.0              (14.7)             (19.9)              --
State income taxes                                .4                0.3                0.4                0.2
Foreign country incentive tax
   Benefits                                    (14.5)             (13.3)              (7.2)              --
Foreign country currency
   exchange gain (loss)                           .3               (4.4)               6.1               --
Foreign income tax rate in excess
   of federal statutory rate                     4.4                0.4                0.6               --
Other                                           (0.5)              (2.5)               3.3                0.8
                                          ------------       ------------      ------------     -------------
TOTAL                                        $ (26.0)           $  30.1            $  18.2            $  13.1
                                          ============       ============      ============     =============
EFFECTIVE INCOME TAX RATE                       31%                16%                18%                38%

The components of deferred tax assets and liabilities are as follows (in millions):

                                              DECEMBER 31, 2001                           DECEMBER 31, 2000
                                    ---------------------------------------     --------------------------------------
                                        CURRENT              LONG-TERM              CURRENT             LONG-TERM
                                    -----------------     -----------------     -----------------    -----------------
DEFERRED INCOME TAX ASSETS:
   Net operating loss
     carryforwards                            $  --             $  122.5           $  --             $   81.6
   Tax basis of plant and
     equipment in excess of
     book basis                                  --                 38.7              --                 36.9
   Employee benefits                             --                  3.6              --                  1.0
   Other accruals and reserves                   10.8               --                17.0               --
   Valuation allowance                           (6.5)             (22.7)             (6.7)             (40.7)
                                    -----------------     -----------------     -----------------    -----------------
TOTAL                                             4.3              142.1              10.3               78.8

DEFERRED INCOME TAX LIABILITIES:
   Book basis of plant and
     equipment in excess of
     tax basis                                   --               (346.7)             --               (354.9)
   Employee benefits                             --                (58.0)             --                (56.0)
   Other accruals and reserves                  (10.0)              --                (9.4)              --
                                    -----------------     -----------------     -----------------    -----------------
TOTAL                                           (10.0)            (404.7)             (9.4)            (410.9)
                                    -----------------     -----------------     -----------------    -----------------
NET DEFERRED TAX ASSET (LIABILITY)            $  (5.7)          $ (262.6)          $   0.9           $ (332.1)
                                    =================     =================     =================    =================

The Company has net operating loss carryforwards of $372 million in various foreign jurisdictions. Most of the NOLs have no expiration date. The remaining NOLs begin to expire in 2006. If the valuation allowance is reversed, substantially all of the benefit will be allocated to reduce goodwill or other noncurrent intangibles. During 2001, the Company reversed $18.2 million of the valuation allowance and reduced goodwill.

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

The Company is treated as a partnership for U.S. federal income tax purposes and as such is generally not subject to U.S. income tax, but rather such income is taxed directly to the Company's owners. The net difference of the book basis of the U.S. assets and liabilities over the tax basis of those assets and liabilities is approximately $707 million.

13.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

INTEREST RATE HEDGING

Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars, and options (see Note 11).

As of December 31, 2001, the Company maintained interest rate swaps and collars with a fair value of approximately $13.4 million which have been designated as cash flow hedges of variable rate debt obligations. These amounts are recorded as other current liabilities in the accompanying balance sheet. The effective portion of unrealized losses of approximately $14.2 million were recorded as a component of other comprehensive income (loss), with the ineffective portion of approximately $1.4 million recorded as additional interest income in the accompanying statement of operations. The effective portion of the mark-to-market effects is recorded in other comprehensive income until the underlying interest payments affect earnings.

Swaps and collars not designated as hedges are also recorded at fair value on the balance sheet and resulted in a increase in interest expense and other current liabilities of approximately $7.9 million in the accompanying financial statements.

FOREIGN CURRENCY RATE HEDGING

The Company enters into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2001, there were no outstanding contracts. During the year ended December 31, 2001, the Company recognized $3.0 million in loss from these activities.

COMMODITY PRICE HEDGING

Because feedstocks used by the Company are subject to price volatility, the Company uses commodity futures and swaps to reduce the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases and fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive income until the underlying transactions are recognized in earnings. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statement of operations. The net losses on derivatives qualifying as cash flow hedges are $.9 million and are recorded in other comprehensive income. All of such amounts are expected to be reclassified to cost of goods sold in the next 12 months. The fair value of all commodity derivatives included as other current assets are $1.0 million as of December 31, 2001. The fair value of commodity derivatives included in other current liabilities is $1.1 million as of December 31, 2001.

During the year ended December 31, 2001, the Company recorded $11.1 million as an increase in cost of goods sold related to net losses from settled contracts and the change in fair value (unrealized gains and losses) on the contracts that are effective economic hedges of commodity price exposures, but do not meet the SFAS No. 133 definition of hedging instruments. As of December 31, 2001, $2.0 million and $1.0 million were included in other current assets and liabilities, respectively.

As of December 31, 2000, the Company had forward purchase and sales contracts for commodities which are accounted for as hedges. Unrealized deferred losses amounted to $1.1 million. For contracts not accounted for as hedges, net gains and losses amounted to $1.4 million and $1.9 million, respectively. As of December 31, 2000, $3.0 million and 2.5 million were included in other current assets and liabilities, respectively.

During the year ended December 31, 2000 and the six months ended December 31, 1999, the Company recorded $17.9 million and $21.3 million, respectively, as a reduction to cost of goods sold related to net gains from settled contracts and the change in fair value (unrealized gains and losses) on contracts which do not qualify as hedges.

HSCC had no such contracts during the six months ended June 30, 1999.

NET INVESTMENT HEDGING

The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produced a net gain in other comprehensive income (foreign currency translation adjustments) of approximately $19.5 million for the year ended December 31, 2001, with an ending net balance of approximately $63.2 million.

14.  EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors various contributory and non-contributory defined benefit pension plans covering employees in the U.S., the U.K., Netherlands, Belgium, Canada and a number of other countries. The Company funds the material plans through trust arrangements (or local equivalents) where the assets of the fund are held separately from the employer. The level of funding is in line with local practice and in accordance with the local tax and supervisory requirements. The plan assets consist primarily of equity and fixed income securities of both U.S. and non-U.S. issuers.

The Company also sponsors unfunded post-retirement benefit plans other than pensions which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. In 2001, the healthcare trend rate used to measure the expected increase in the cost of benefits was assumed to be 8% per annum decreasing to 5% per annum after 7 years.

The HSCC Predecessor sponsored no employee benefit plans.

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheet at December 31, 2001 (in millions):

                                                           DEFINED BENEFIT   OTHER POSTRETIREMENT
                                                               PLANS            BENEFIT PLANS
                                                         ------------------  --------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation as of January 1, 2001                $    857.3               $  10.0
     Service cost                                                28.9                    .3
     Interest cost                                               52.4                    .6
     Plan losses                                                 20.4                   1.4
     Foreign exchange impact                                    (26.0)                  (.1)
     Benefits paid                                              (27.3)                  (.6)
     Acquisitions                                                50.3                  --
     Other                                                        3.0                  (1.3)
                                                         ------------------  --------------------
   BENEFIT OBLIGATION AS OF DECEMBER 31,
     2001                                                  $    959.0               $  10.3
                                                         ==================  ====================

CHANGE IN PLAN ASSETS
   Market value of plan assets as of January 1, 2001       $  1,001.4               $  --
     Actual return on plan assets                               (80.4)                 --
     Company contributions                                       20.9                  --
     Foreign exchange impact                                    (31.9)                 --
     Benefits paid                                              (26.7)                 --
     Acquisitions                                                44.4                  --
     Other                                                        3.1                  --
                                                         ------------------  --------------------
   MARKET VALUE OF PLAN ASSETS AS OF
     DECEMBER 31, 2001                                     $    930.8               $  --
                                                         ==================  ====================

CHANGE IN FUNDED STATUS
   Prepaid (accrued) expense as of
     January 1, 2001                                       $    172.2               $ (10.1)
     Net periodic pension (cost)/benefit                         (8.0)                 (1.0)
     Employer contributions                                      20.9                  --
     Foreign exchange impact                                     (6.9)                   .1
     Benefits paid                                                 .5                    .6
     Other items                                                 (7.0)                 --
                                                         ------------------  --------------------
   PREPAID (ACCRUED) EXPENSE AS OF
     DECEMBER 31, 2001                                     $    171.7               $ (10.4)
                                                         ==================  ====================

COMPONENTS OF NET PERIODIC BENEFIT COST
   Service cost                                            $     31.0               $    .3
   Employee contributions                                        (2.1)                 --
   Interest cost                                                 52.4                    .6
   Return on plan assets                                        (73.4)                 --
   Unrecognized gains                                              .1                    .1
                                                         ------------------  --------------------
   NET PERIODIC COST/(BENEFIT)                             $      8.0               $   1.0
                                                         ==================  ====================

The following assumptions were used in the above calculations:

                                                 DEFINED BENEFIT    OTHER POSTRETIREMENT
                                                     PLANS              BENEFIT PLANS
                                                 ---------------    --------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   DECEMBER 31, 2001
   Discount rate                                 5.74%                    7.03%
   Expected return on plan assets                7.05%                      NA
   Rate of compensation increase                 3.46%                    4.00%

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheet at December 31, 2000 (in millions):

                                                        DEFINED BENEFIT      OTHER POSTRETIREMENT
                                                             PLANS               BENEFIT PLANS
                                                        ---------------      --------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation as of January 1, 2000                $    832.2               $   8.8
     Service cost                                                24.4                   0.3
     Interest cost                                               45.9                   0.6
     Plan losses                                                 51.0                   1.4
     Foreign exchange impact                                    (62.0)                 (0.1)
     Benefits paid                                              (31.2)                 (0.3)
     Other                                                       (3.0)                 (0.7)
                                                        ---------------      --------------------
   BENEFIT OBLIGATION AS OF DECEMBER 31,
     2000                                                  $    857.3               $  10.0
                                                        ===============      ====================

CHANGE IN PLAN ASSETS
   Market value of plan assets as of
     January 1, 2000                                       $  1,095.1               $  --
     Actual return on plan assets                                (2.8)                 --
     Company contributions                                       19.4                  --
     Foreign exchange impact                                    (82.8)                 --
     Benefits paid                                              (30.7)                 --
     Other                                                        3.2                  --
                                                        ---------------      --------------------
   MARKET VALUE OF PLAN ASSETS AS OF
     DECEMBER 31, 2000                                     $  1,001.4               $  --
                                                        ===============      ====================

CHANGE IN FUNDED STATUS
   Prepaid (accrued) expense as of
     January 1, 2000                                       $    147.0               $  (9.7)
     Net periodic (cost)/benefit                                  6.6                  (0.9)
     Employer contributions                                      19.4                  --
     Foreign exchange impact                                    (13.4)                  0.1
     Benefits paid                                                0.5                   0.4
     Other items                                                 12.1                  --
                                                        ---------------      --------------------
   PREPAID (ACCRUED) EXPENSE AS OF
     DECEMBER 31, 2000                                     $    172.2               $ (10.1)
                                                        ===============      ====================

COMPONENTS OF NET PERIODIC BENEFIT COST
   Service cost                                            $     26.2               $   0.3
   Employee contributions                                        (1.8)                 --
   Interest cost                                                 45.9                   0.6
   Return on plan assets                                        (74.6)                 --
   Unrecognized gains                                            (2.3)                 --
                                                        ---------------      --------------------
   NET PERIODIC COST/(BENEFIT)                             $     (6.6)              $   0.9
                                                        ===============      ====================

The following assumptions were used in the above calculations:

                                           DEFINED BENEFIT    OTHER POSTRETIREMENT
                                                PLANS             BENEFIT PLANS
                                           ---------------    --------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   DECEMBER 31, 2000
   Discount rate                                 6.15%                7.30%
   Expected return on plan assets                7.34%                  NA
   Rate of compensation increase                 3.78%                4.25%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $65.2 million, $48.6 million and $26.1 million, respectively, as of December 31, 2001.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with plan assets in excess of accumulated benefit obligations were $893.9 million, $781.3 million and $904.7 million, respectively, as of December 31, 2001.

DEFINED CONTRIBUTION PLANS

The Company has defined contribution plans covering its domestic employees and employees in some foreign subsidiaries who have completed at least two years of service.

The Company's total combined expense for the above defined contribution plans for the year ended December 31, 2001 and 2000 and six months ended December 31, 1999 were approximately $6.3 million, $2.9 million, and $0.5 million, respectively. There were no plans prior to July 1, 1999.

EQUITY DEFERRAL PLAN

Effective July 1, 1999, the Board of Directors of Huntsman, the ultimate parent of HSCC, approved the adoption of the Huntsman Equity Deferral Plan (the "Deferral Plan") and the Huntsman Equity Rights Plan (the "Rights Plan"), (collectively, the "Equity Plans"). Under the terms of the Equity Plans, selected Huntsman officers and key employees, including certain of the Company's management may (1) have a portion of their compensation deferred and contribute the deferred compensation to the Deferral Plan and (2) be given the right to receive a benefit equal to the difference between the value of Huntsman stock at the grant date and the value of the stock at the exercise date multiplied by the specific number of shares granted.

For each $1 contributed to the Deferral Plan, Huntsman credits an additional $.50 to the account of the contributing plan participant. A plan participant may defer up to 50% of the participants salary and up to 100% of the participant's bonus up to a maximum of $250,000 (which maximum may be amended to certain employees by the Huntsman Board of Directors). The amounts contributed to the Deferral Plan are considered invested in phantom shares of Huntsman stock. Benefits under the Equity Plans (including the matching contribution) vest after four years from the date of the grant and are exercisable after eight years.

Effective September 30, 2001, Huntsman terminated the Equity Plans. The Company's cost to terminate the Equity Plans and the expense for the Equity Plans for the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999 was not material.

15.  COMMITMENTS AND CONTINGENCIES

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

16.  ENVIRONMENTAL MATTERS

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

The Company is investigating a spill at its North Tees facility that was discovered on March 27, 2001. The U.K. Environmental Agency issued an enforcement notice with respect to this spill on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees, allegedly following a dewatering procedure at the Company's North Tees site. The requirements of that notice were complied with, to the satisfaction of the U.K. Environmental Agency, by the end of May 2001. The Company contained the spill and conducted a program to reclaim the material. The U.K. Environmental Agency is also continuing to investigate the incident; a decision by the U.K. Environmental Agency as to whether to prosecute or not is likely to be made in early or mid-2002. If the U.K. Environmental Agency finds the Company legally responsible, the Company could face legal action and possible penalties. Although the Company can give no assurances, based on currently available information and the Company's understanding of similar investigations and penalties in the past, management does not believe that, if such action was initiated and the Company is ultimately found to be legally responsible, the probable penalties would be material to the Company's financial position or results of operations. Nevertheless, because this matter is in the initial stages of investigation by the U.K. Environmental Agency, the Company cannot give assurance that it will not have a material effect on the Company's financial position or results of operations.

17.  RELATED-PARTY TRANSACTIONS

The Company shares numerous services and resources with Huntsman, ICI, and subsidiaries of both companies. In accordance with various agreements Huntsman and ICI provide management, operating, maintenance, steam, electricity, water and other services to the Company. The Company also relies on Huntsman, ICI and their subsidiaries to supply certain raw materials and to purchase products. Rubicon, Inc., and Louisiana Pigment Company are non-consolidated 50 percent owned subsidiaries of the Company. The amounts which the Company purchased from or sold to related parties are as follows (in millions):

                                                                                                      HSCC PREDECESSOR
                                                                                                          COMPANY
                                                                                                   -----------------------
                         YEAR ENDED                YEAR ENDED              SIX MONTHS ENDED           SIX MONTHS ENDED
                      DECEMBER 31, 2001         DECEMBER 31, 2000         DECEMBER 31, 1999            JUNE 30, 1999
                    ----------------------    ----------------------    -----------------------    -----------------------
                    Purchases     Sales       Purchases     Sales       Purchases     Sales        Purchases     Sales
                       From        To            From        To            From         To            From         To
                    ----------- ----------    ----------- ----------    ----------- -----------    ----------- -----------
Huntsman and
   subsidiaries      $   217.5   $    73.8     $  194.9     $  80.3      $   42.6     $  55.6       $   32.1    $   29.0

ICI and
   subsidiaries          235.5       286.2        393.6       370.2         297.8       213.1           --          --

Unconsolidated
   affiliates            537.5        16.0        580.7        14.0         216.1         0.8           --          --

Included in purchases from Huntsman and subsidiaries for the years ended December 31, 2001 and 2000, are $54 million and $64 million, respectively, of allocated management costs which are reported in selling, general and administrative expenses. The amounts which the Company is owed or owes to related parties are as follows (in millions):

                                              DECEMBER 31, 2001                           DECEMBER 31, 2000
                                    ---------------------------------------     --------------------------------------
                                      RECEIVABLES             PAYABLES            RECEIVABLES            PAYABLES
                                          FROM                   TO                   FROM                  TO
                                    -----------------     -----------------     -----------------    -----------------
Huntsman and subsidiaries            $           14.7      $           27.4      $           15.9     $           44.8
ICI and subsidiaries                             34.5                   2.5                 111.3                  7.6
Unconsolidated affiliates                        16.1                  70.2                  25.2                109.4

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

18.  LEASE COMMITMENTS

The Company leases a number of assets which are accounted for as operating leases. The lease obligation reflected in the Company's statement of operations as rental expense, totaled $18.5 million and $23.7 million for the years ended December 31, 2001 and 2000, respectively, and $17.7 million and $3.6 million for the six months ended December 31, 1999 and June 30, 1999, respectively. The minimum future rental payments due under existing agreements are by year (in millions):

                                      YEAR                         AMOUNT
                            -------------------------    -------------------------
                                      2002                       $  15.6
                                      2003                          12.0
                                      2004                           8.4
                                      2005                           6.2
                                      2006                           4.4
                                  Later years                       39.3

The Company also has lease obligations accounted for as capital leases. The present value of the future net minimum lease payments is $14.6 million at December 31, 2001.

19.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company manages its businesses in three segments, Specialty Chemicals (the former ICI polyurethanes business and HSCC's propylene oxide business and acquisitions completed in 2000 and 2001); Petrochemicals (businesses acquired from ICI and BP Chemicals); and Tioxide (acquired from ICI).

The major products of each business group are as follows:

                     SEGMENT                                 PRODUCTS
          ------------------------------ --------------------------------------------------------
          Specialty Chemicals            MDI, TDI, TPU,  polyols,  aniline,  PO, TBA, MTBE,
                                             ethyleneamines and surfactants
          Petrochemicals                 Ethylene, propylene, benzene, cyclohexane and paraxylene
          Tioxide                        TiO2

Sales between segments are generally recognized at external market prices.

                                                                      (IN MILLIONS)
                                                                                                         HSCC
                                                                                                      PREDECESSOR
                                                                                                        COMPANY
                                                                                                     --------------
                                                                                    SIX MONTHS        SIX MONTHS
                                         YEAR ENDED           YEAR ENDED              ENDED              ENDED
                                        DECEMBER 31,         DECEMBER 31,          DECEMBER 31,         JUNE 30,
                                            2001                 2000                  1999               1999
                                       ---------------      ---------------       ---------------    --------------
BY SEGMENT

NET SALES:
   Specialty Chemicals                    $  2,529.0           $  2,108.5           $    964.7           $  192.0
   Petrochemicals                            1,268.6              1,485.5                574.2               --
   Tioxide                                     872.1                955.8                500.9               --
   Sales between segments,
     Petrochemical sales to
     Specialty Chemicals                       (94.5)              (101.9)               (42.5)              --
                                       ---------------      ---------------       ---------------    --------------
       TOTAL                              $  4,575.2           $  4,447.9           $  1,997.3           $  192.0
                                       ===============      ===============       ===============    ==============

OPERATING INCOME (LOSS):
   Specialty Chemicals                    $    109.2           $    210.2           $    134.6           $   52.6
   Petrochemicals                              (35.3)                35.2                  6.5               --
   Tioxide                                      86.0                165.7                 56.2               --
                                       ---------------      ---------------       ---------------    --------------
       TOTAL                              $    159.9           $    411.1           $    197.3           $   52.6
                                       ===============      ===============       ===============    ==============

EBITDA(1):
   Specialty Chemicals                    $    247.6           $    332.6           $    194.5           $   68.2
   Petrochemicals                                7.5                 82.1                 30.6               --
   Tioxide                                     130.3                207.5                 83.9               --
                                       ---------------      ---------------       ---------------    --------------
       TOTAL                              $    385.4           $    622.2           $    309.0           $   68.2
                                       ===============      ===============       ===============    ==============

DEPRECIATION AND AMORTIZATION:
   Specialty Chemicals                    $    144.5           $    123.5           $     56.1           $   15.5
   Petrochemicals                               47.2                 46.2                 23.3               --
   Tioxide                                      48.7                 46.5                 25.8               --
                                       ---------------      ---------------       ---------------    --------------
       TOTAL                              $    240.5           $    216.2           $    105.2           $   15.5
                                       ===============      ===============       ===============    ==============

CAPITAL EXPENDITURES:
   Specialty Chemicals                    $     92.6           $     83.5           $     76.2           $    4.0
   Petrochemicals                               32.6                 33.4                 16.7               --
   Tioxide                                     165.9                 87.6                 38.9               --
                                       ---------------      ---------------       ---------------    --------------
       TOTAL                              $    291.0           $    204.5           $    131.8           $    4.0
                                       ===============      ===============       ===============    ==============

TOTAL ASSETS:
   Specialty Chemicals                    $  3,003.0           $  2,756.3           $  2,520.5           $  577.9
   Petrochemicals                              741.8                794.2              1,048.2               --
   Tioxide                                   1,117.3              1,264.9              1,249.7               --
                                       ---------------      ---------------       ---------------    --------------
       TOTAL                              $  4,862.1           $  4,815.4           $  4,818.4           $  577.9
                                       ===============      ===============       ===============    ==============

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.

                                                                       (IN MILLIONS)
                                                                                                         HSCC
                                                                                                      PREDECESSOR
                                                                                                        COMPANY
                                                                                                     --------------
                                                                                    SIX MONTHS        SIX MONTHS
                                            YEAR ENDED          YEAR ENDED            ENDED              ENDED
                                           DECEMBER 31,        DECEMBER 31,        DECEMBER 31,         JUNE 30,
                                               2001                2000                1999              1999
                                           ------------        ------------        ------------      -------------
BY GEOGRAPHIC AREA

NET SALES:
   United States                           $  1,573.1           $  1,537.7           $    709.8           $  192.0
   United Kingdom                             1,628.5              1,809.7                756.2               --
   Netherlands                                  929.8                802.4                379.7               --
   Other nations                              1,344.5              1,116.4                528.0               --
   Adjustments and eliminations                (900.7)              (818.3)              (376.4)              --
                                           ------------        ------------        ------------      -------------
     TOTAL                                 $  4,575.2           $  4,447.9           $  1,997.3           $  192.0
                                           ============        ============        ============      =============

LONG-LIVED ASSETS:
   United States                           $  1,251.4           $  1,278.1           $  1,116.6           $  482.5
   United Kingdom                             1,022.2                946.0              1,002.5               --
   Netherlands                                  338.3                345.4                365.9               --
   Other nations                                611.7                534.6                508.7               --
   Corporate                                    111.4                 81.4                 92.6               --
                                                                                                          ------
                                           ------------        ------------        ------------      -------------
     TOTAL                                 $  3,335.0           $  3,185.5           $  3,086.3           $  482.5
                                           ============        ============        ============      =============

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED - IN MILLIONS)

                                                                 THREE MONTHS        THREE MONTHS
                         THREE MONTHS        THREE MONTHS            ENDED              ENDED            YEAR ENDED
                             ENDED               ENDED           SEPTEMBER 30,       DECEMBER 31,       DECEMBER 31,
                        MARCH 31, 2001       JUNE 30, 2001           2001                2001               2001
                        ----------------    ----------------    ----------------    ---------------     --------------
Revenues                  $   1,151.6         $   1,284.1         $   1,133.4         $   1,006.1         $   4,575.2
Gross profit                    166.0               170.6               139.6               108.9               585.1
Operating income
   (loss)                        68.8                81.5                46.1               (36.5)              159.9
Net income (loss)                 8.5                22.0                34.4              (125.8)              (60.9)

                                                                 THREE MONTHS        THREE MONTHS
                         THREE MONTHS        THREE MONTHS            ENDED              ENDED            YEAR ENDED
                             ENDED               ENDED           SEPTEMBER 30,       DECEMBER 31,       DECEMBER 31,
                        MARCH 31, 2000       JUNE 30, 2000           2000                2000               2000
                        ----------------    ----------------    ----------------    ---------------     --------------
Revenues                  $   1,054.9         $   1,154.7         $   1,136.9         $   1,101.4         $  4,447.9
Gross profit                    181.3               205.8               195.4               160.0              742.5
Operating income                 95.4               129.8               107.2                78.7              411.1
Net income                       36.3                64.0                41.0                 9.4              150.7

                                 HSCC PREDECESSOR COMPANY
                      ------------------------------------------------
                          THREE            THREE              SIX            THREE            THREE           SIX
                         MONTHS            MONTHS           MONTHS          MONTHS           MONTHS          MONTHS
                          ENDED            ENDED             ENDED           ENDED            ENDED          ENDED
                          MARCH             JUNE             JUNE          SEPTEMBER        DECEMBER        DECEMBER
                        31, 1999          30, 1999         30, 1999        30, 1999         31, 1999        31, 1999
                      --------------    -------------     ------------    ------------     ------------    -----------
Revenues               $     83.4        $    108.6        $   192.0       $   958.9        $ 1,038.4       $1,997.3
Gross profit                 21.6              36.2             57.9           198.2            197.1          395.3
Operating income             18.9              33.7             52.6           113.9             83.4          197.3
Net income                    5.9              15.5             21.4            53.3             27.3           80.6

During the three months ended December 31, 2001, the Company incurred $44.7 million of restructuring and plant closing costs (see Note 9).

21.  SUBSEQUENT EVENT

On March 18, 2002, the Company completed an offering of $300 million in senior notes (the "Notes"), resulting in net proceeds of approximately $292 million. The Notes are due March 1, 2009 and bear interest at 9.875% per annum, payable semi-annually on March 1 and September 1. The Notes are unsecured obligations. The Company used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of its Senior Secured Credit Facilities. The balance of the net proceeds was used to repay amounts due under the term loan portion of the Senior Secured Credit Facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003.

22.  CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The following are consolidating condensed financial statements which present, in separate columns: Huntsman International carrying its investment in subsidiaries under the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying its investment in the Non-Guarantors under the equity method; and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999. There are no restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman International. The Combined Guarantors are wholly-owned subsidiaries of Huntsman International and have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the Combined Guarantors because management has determined that such information is not material to investors.

                           HUNTSMAN INTERNATIONAL LLC
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                              (Millions of Dollars)

                                   PARENT ONLY                                                             CONSOLIDATED
                                     HUNTSMAN                             NON-                               HUNTSMAN
                                  INTERNATIONAL       GUARANTORS       GUARANTORS         ELIMINATIONS     INTERNATIONAL
                                 ---------------     -------------    --------------     --------------   ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents         $     21.0        $      2.8        $     60.1        $     --          $     83.9
   Accounts and notes
     receivables, net                      65.8              87.2             450.0            (101.4)            501.6
   Inventories                             52.0              55.8             393.6              --               501.4
   Prepaid expenses                         2.5                .7               7.5              --                10.7
   Other current assets                   128.7             130.7              50.0            (262.0)             47.4
                                 ---------------     -------------    --------------     --------------   ---------------
     TOTAL CURRENT ASSETS                 270.0             277.2             961.2            (363.4)          1,145.0

Property, plant and
   equipment, net                         590.8             359.5           1,889.2              --             2,839.5
Investment in unconsolidated
   affiliates                           2,714.0             821.4               1.5          (3,389.9)            147.0
Intangible assets, net                    392.2               8.1              24.6              --               424.9
Other noncurrent assets                    25.3           1,294.7             271.9          (1,286.2)            305.7
                                 ---------------     -------------    --------------     --------------   ---------------
     TOTAL ASSETS                    $  3,992.3        $  2,760.9        $  3,148.4        $ (5,039.5)       $  4,862.1
                                 ===============     =============    ==============     ==============   ===============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable                  $     70.8        $     55.7        $    241.6        $   (101.4)       $    266.7
   Accrued liabilities                     93.5              23.7             409.8             (30.3)            496.7
   Current portion of long-
     term debt                             --                --                 5.3              --                 5.3
   Deferred income taxes                   --                --                 5.7              --                 5.7
   Other current liabilities              125.4              18.1             149.3            (231.7)             61.1
                                 ---------------     -------------    --------------     --------------   ---------------
     TOTAL CURRENT                        289.7              97.5             811.7            (363.4)            835.5
LIABILITIES

Long-term debt                          2,653.9              --             1,264.9          (1,286.2)          2,632.6
Deferred income taxes                      --                --               262.6              --               262.6
Other noncurrent liabilities               57.0               3.8              71.1              --               131.9
                                 ---------------     -------------    --------------     --------------   ---------------
     TOTAL LIABILITIES                  3,000.6             101.3           2,410.3          (1,649.6)          3,862.6
                                 ---------------     -------------    --------------     --------------   ---------------

MINORITY INTERESTS                         --                --                 7.8              --                 7.8
                                 ---------------     -------------    --------------     --------------   ---------------

EQUITY:
   Member's equity, 1,000
     units                              1,026.1              --                --                --             1,026.1
   Subsidiary equity                       --             2,400.5             720.5          (3,121.0)             --
   Retained earnings                      166.4             513.6             103.2            (616.8)            166.4
   Accumulated other
     comprehensive loss                  (200.8)           (254.5)            (93.4)            347.9            (200.8)
                                 ---------------     -------------    --------------     --------------   ---------------
     TOTAL EQUITY                         991.7           2,659.6             730.3          (3,389.9)            991.7
                                 ---------------     -------------    --------------     --------------   ---------------

TOTAL LIABILITIES AND EQUITY         $  3,992.3        $  2,760.9        $  3,148.4        $ (5,039.5)       $  4,862.1
                                 ===============     =============    ==============     ==============   ===============

                           HUNTSMAN INTERNATIONAL LLC
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                              (Millions of Dollars)

                                    PARENT ONLY                                                            CONSOLIDATED
                                      HUNTSMAN                             NON-                              HUNTSMAN
                                   INTERNATIONAL       GUARANTORS       GUARANTORS        ELIMINATIONS      INTERNATIONAL
                                   -------------      ------------     -------------     --------------    ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents         $      5.7        $     --          $     60.4        $     --          $     66.1
   Accounts and notes
     receivables, net                      71.8              66.2             509.1             (93.2)            553.9
   Inventories                             61.9              63.3             371.2              --               496.4
   Prepaid expenses                         7.2               0.7               7.3              --                15.2
   Deferred income taxes                   --                --                 0.9              --                 0.9
   Other current assets                    30.6              88.0              80.1            (129.1)             69.6
                                   -------------      ------------     -------------     --------------    ---------------
     TOTAL CURRENT ASSETS                 177.2             218.2           1,029.0            (222.3)          1,202.1

Property, plant and
   equipment, net                         592.3             358.2           1,753.4              --             2,703.9
Investment in unconsolidated
   affiliates                           2,631.2             842.1               1.2          (3,317.8)            156.7
Intangible assets, net                    387.8              10.3              36.6              --               434.7
Other noncurrent assets                    28.0           1,243.8             276.4          (1,230.2)            318.0
                                   -------------      ------------     -------------     --------------    ---------------
     TOTAL ASSETS                    $  3,816.5        $  2,672.6        $  3,096.6        $ (4,770.3)       $  4,815.4
                                   =============      ============     =============     ==============    ===============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable                  $    104.1        $     95.3        $    207.1        $    (93.2)       $    313.3
   Accrued liabilities                     85.3              19.2             446.8             (34.3)            517.0
   Current portion of long-
     term debt                              0.2              --                 7.3              --                 7.5
   Other current liabilities               73.4              30.0              23.8             (94.8)             32.4
                                   -------------      ------------     -------------     --------------    ---------------
     TOTAL CURRENT                        263.0             144.5             685.0            (222.3)            870.2
LIABILITIES

Long-term debt                          2,368.1              --             1,205.1          (1,230.2)          2,343.0
Deferred income taxes                      --                --               332.1              --               332.1
Other noncurrent liabilities               56.7               4.0              71.1              --               131.8
                                   -------------      ------------     -------------     --------------    ---------------
     TOTAL LIABILITIES                  2,687.8             148.5           2,293.3          (1,452.5)          3,677.1
                                   -------------      ------------     -------------     --------------    ---------------

MINORITY INTERESTS                         --                --                 9.6              --                 9.6
                                   -------------      ------------     -------------     --------------    ---------------

EQUITY:
   Member's equity, 1,000
     units                              1,026.1              --                --                --             1,026.1
   Subsidiary equity                       --             2,331.4             726.6          (3,058.0)             --
   Retained earnings                      223.3             361.7             123.9            (485.6)            223.3
(deficit)
   Accumulated other
     comprehensive loss                  (120.7)           (169.0)            (56.8)            225.8            (120.7)
                                   -------------      ------------     -------------     --------------    ---------------
     TOTAL EQUITY                       1,128.7           2,524.1             793.7          (3,317.8)          1,128.7
                                   -------------      ------------     -------------     --------------    ---------------

TOTAL LIABILITIES AND EQUITY         $  3,816.5        $  2,672.6        $  3,096.6        $ (4,770.3)       $  4,815.4
                                   =============      ============     =============     ==============    ===============

                           HUNTSMAN INTERNATIONAL LLC
     CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                          YEAR ENDED DECEMBER 31, 2001
                              (Millions of Dollars)

                                    PARENT ONLY                                                     CONSOLIDATED
                                      HUNTSMAN                         NON-                           HUNTSMAN
                                   INTERNATIONAL    GUARANTORS      GUARANTORS      ELIMINATIONS     INTERNATIONAL
                                   -------------   ------------    -------------   --------------   ---------------
REVENUES:
   Trade sales and services          $  615.1        $  638.6        $  2,924.5        $   --          $  4,178.2
   Related party sales                  148.9           150.0             375.1          (298.0)            376.0
   Tolling fees                          --              20.5                .5            --                21.0
                                   -------------   ------------    -------------   --------------   ---------------
     TOTAL REVENUE                      764.0           809.1           3,300.1          (298.0)          4,575.2
COST OF GOODS SOLD                      577.5           712.3           2,998.3          (298.0)          3,990.1
                                   -------------   ------------    -------------   --------------   ---------------
GROSS PROFIT                            186.5            96.8             301.8            --               585.1

EXPENSES:
   Selling, general and
     administrative                     104.9            19.3             191.9            --               316.1
   Research and development              52.3             3.3               6.9            --                62.5
   Restructuring and plant
     closure costs                        3.4            --                43.2            --                46.6
                                   -------------   ------------    -------------   --------------   ---------------
     TOTAL EXPENSES                     160.6            22.6             242.0            --               425.2
                                   -------------   ------------    -------------   --------------   ---------------
OPERATING INCOME                         25.9            74.2              59.8            --               159.9

Interest expense                        238.5              .4             104.3          (111.5)            231.7
Interest income                           2.8           108.1               4.0          (111.5)              3.4
Loss on sale of accounts
   receivable                             2.5             4.5               5.8            --                12.8
Equity in earnings (losses)
of                                      156.6           (25.4)               .1          (131.2)               .1
   unconsolidated affiliates
Other income (expense)                   (3.5)           --                 1.4            --                (2.1)
                                   -------------   ------------    -------------   --------------   ---------------
INCOME (LOSS) BEFORE
   INCOME TAXES                         (59.2)          152.0             (44.8)         (131.2)            (83.2)
Income tax expense (benefit)               .2              .1             (26.3)           --               (26.0)
Minority interests in
   subsidiaries                          --              --                 2.2            --                 2.2
                                   -------------   ------------    -------------   --------------   ---------------
INCOME (LOSS) BEFORE
   ACCOUNTING CHANGE                    (59.4)          151.9             (20.7)         (131.2)            (59.4)
Cumulative effect of
   accounting change                     (1.5)           --                --              --                (1.5)
                                   -------------   ------------    -------------   --------------   ---------------
NET INCOME (LOSS)                       (60.9)          151.9             (20.7)         (131.2)            (60.9)
OTHER COMPREHENSIVE LOSS:
   Foreign currency
     translation adjustments            (65.0)          (85.5)            (36.6)          122.1             (65.0)
   Cumulative effect of
     accounting change                   (1.1)           --                --              --                (1.1)
   Net unrealized loss on
     derivative instruments             (14.0)           --                 (.9)             .9             (14.0)
                                   -------------   ------------    -------------   --------------   ---------------
COMPREHENSIVE INCOME
   (LOSS)                            $ (141.0)       $   66.4        $    (58.2)       $   (8.2)       $   (141.0)
                                   =============   ============    =============   ==============   ===============

                           HUNTSMAN INTERNATIONAL LLC
         CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          YEAR ENDED DECEMBER 31, 2000
                              (Millions of Dollars)

                                PARENT ONLY                                                             CONSOLIDATED
                                  HUNTSMAN                             NON-                               HUNTSMAN
                               INTERNATIONAL       GUARANTORS       GUARANTORS       ELIMINATIONS       INTERNATIONAL
                               ---------------    -------------    --------------    --------------     --------------
REVENUES:
   Trade sales and services     $     975.9        $    287.3       $  2,677.6        $      --          $   3,940.8
   Related party sales                173.8              57.8            494.4             (261.5)             464.5
   Tolling fees                        31.0              11.6             --                 --                 42.6
                               ---------------    -------------    --------------    --------------     --------------
     TOTAL REVENUE                  1,180.7             356.7          3,172.0             (261.5)           4,447.9
COST OF GOODS SOLD                    915.5             313.6          2,737.8             (261.5)           3,705.4
                               ---------------    -------------    --------------    --------------     --------------
GROSS PROFIT                          265.2              43.1            434.2               --                742.5

EXPENSES:
   Selling, general and
     administrative                   101.4              10.0            160.7               --                272.1
   Research and development            43.0               1.2             15.1               --                 59.3
                               ---------------    -------------    --------------    --------------     --------------
     TOTAL EXPENSES                   144.4              11.2            175.8               --                331.4
                               ---------------    -------------    --------------    --------------     --------------
OPERATING INCOME                      120.8              31.9            258.4               --                411.1

Interest expense                      233.7               0.5            123.8             (130.7)             227.3
Interest income                         2.3             127.9              5.4             (130.7)               4.9
Loss on sale of accounts
   receivable                           0.5               0.5              0.9               --                  1.9
Equity in earnings (losses)
of unconsolidated affiliates          260.9             104.3             (0.1)            (365.0)               0.1
Other income (expense)                  0.2              --               (3.5)              --                 (3.3)
                               ---------------    -------------    --------------    --------------     --------------
INCOME BEFORE INCOME TAXES            150.0             263.1            135.5             (365.0)             183.6
Income tax expense (benefit)           (0.7)              0.1             30.7               --                 30.1
Minority interests in
   subsidiaries                        --                --                2.8               --                  2.8
                               ---------------    -------------    --------------    --------------     --------------
NET INCOME                            150.7             263.0            102.0             (365.0)             150.7
Other comprehensive loss -
   foreign currency
   translation adjustments           (118.0)           (153.5)           (42.5)             196.0             (118.0)
                               ---------------    -------------    --------------    --------------     --------------
COMPREHENSIVE INCOME            $      32.7        $    109.5       $     59.5        $    (169.0)       $      32.7
                               ===============    =============    ==============    ==============     ==============

                           HUNTSMAN INTERNATIONAL LLC
         CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       SIX MONTHS ENDED DECEMBER 31, 1999
                              (Millions of Dollars)

                                PARENT ONLY                                                             CONSOLIDATED
                                  HUNTSMAN                             NON-                               HUNTSMAN
                               INTERNATIONAL       GUARANTORS       GUARANTORS       ELIMINATIONS       INTERNATIONAL
                               ---------------    -------------    --------------    --------------     --------------
REVENUES:
   Trade sales and services     $     491.5        $    103.2       $  1,109.8        $      --          $   1,704.5
   Related party sales                 77.9              13.9            284.4             (106.7)             269.5
   Tolling fees                        23.3              --               --                 --                 23.3
                               ---------------    -------------    --------------    --------------     --------------
     TOTAL REVENUE                    592.7             117.1          1,394.2             (106.7)           1,997.3
COST OF GOODS SOLD                    440.9              98.8          1,169.0             (106.7)           1,602.0
                               ---------------    -------------    --------------    --------------     --------------
GROSS PROFIT                          151.8              18.3            225.2               --                395.3

EXPENSES:
   Selling, general and
     administrative                    40.8               5.2            108.3               --                154.3
   Research and development            25.3              --               18.4               --                 43.7
                               ---------------    -------------    --------------    --------------     --------------
     TOTAL EXPENSES                    66.1               5.2            126.7               --                198.0
                               ---------------    -------------    --------------    --------------     --------------
OPERATING INCOME                       85.7              13.1             98.5               --                197.3

Interest expense                      107.5               3.3             63.0              (67.6)             106.2
Interest income                         0.6              66.7              2.5              (67.6)               2.2
Equity in earnings of
   unconsolidated affiliates           98.7              21.9             --               (120.6)              --
Other income                            3.1               0.3              3.1               --                  6.5
                               ---------------    -------------    --------------    --------------     --------------
     INCOME BEFORE INCOME
       TAXES                           80.6              98.7             41.1             (120.6)              99.8
Income tax expense                     --                --               18.2               --                 18.2
Minority interests in
   subsidiaries                        --                --                1.0               --                  1.0
                               ---------------    -------------    --------------    --------------     --------------
NET INCOME                             80.6              98.7             21.9             (120.6)              80.6
Other comprehensive loss -
   foreign currency
   translation adjustments             (2.7)            (15.5)           (14.3)              29.8               (2.7)
                               ---------------    -------------    --------------    --------------     --------------
COMPREHENSIVE INCOME            $      77.9        $     83.2       $      7.6        $     (90.8)       $      77.9
                               ===============    =============    ==============    ==============     ==============

                           HUNTSMAN INTERNATIONAL LLC
                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                          YEAR ENDED DECEMBER 31, 2001
                              (Millions of Dollars)

                                 PARENT ONLY                                                             CONSOLIDATED
                                   HUNTSMAN                             NON-                               HUNTSMAN
                                INTERNATIONAL       GUARANTORS       GUARANTORS       ELIMINATIONS       INTERNATIONAL
                               ---------------    -------------    --------------    --------------     --------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES         $    (117.0)       $    172.2       $    163.4               --          $     218.6

INVESTING ACTIVITIES:
Acquisition of other
   businesses                         (33.8)            (29.1)          (146.6)              --                209.5
Cash received from
   unconsolidated affiliates           --                11.3             --                 --                 11.3
Advances to unconsolidated
   affiliates                          (2.5)             --               --                 --                 (2.5)
Capital expenditures                  (48.2)             (4.0)          (238.8)              --               (291.0)
                               ---------------    -------------    --------------    --------------     --------------
NET CASH PROVIDED BY (USED
   IN) INVESTING ACTIVITIES           (84.5)            (21.8)          (385.4)              --               (491.7)
                               ---------------    -------------    --------------    --------------     --------------

FINANCING ACTIVITIES:
Net borrowings under senior
   credit facilities                   79.5              --               --                 --                 79.5
Issuance of senior
   subordinated notes                 233.2              --               --                 --                233.2
Proceeds from other long-
   term debt                           --                --                4.4               --                  4.4
Repayment of other long-term
   debt                                --                --               (2.4)              --                 (2.4)
Debt issuance costs                    (6.5)             --               --                 --                 (6.5)
Cash contributions by
   parent                               4.0             831.3          3,183.1           (4,014.4)               4.0
Cash distributions from
   subsidiaries                     3,935.9              --               --             (3,935.9)              --
Cash distributions to parent           --              (744.5)        (3,191.4)           3,935.9               --
Cash distributions to
   subsidiaries                    (3,963.3)            (51.1)            --              4,014.4               --
Intercompany advances - net
   of repayments                      (50.3)           (183.3)           233.6               --                 --
                               ---------------    -------------    --------------    --------------     --------------
NET CASH PROVIDED BY (USED
   IN) FINANCING ACTIVITIES           232.5            (147.6)           227.3               --                312.2
                               ---------------    -------------    --------------    --------------     --------------

Effect of exchange rate
   changes on cash                    (15.7)             --               (5.6)              --                (21.3)
                               ---------------    -------------    --------------    --------------     --------------
Increase in cash and cash
   equivalents                         15.3               2.8             (0.3)              --                 17.8
Cash and cash equivalents at
   beginning of period                  5.7              --               60.4               --                 66.1
                               ---------------    -------------    --------------    --------------     --------------
Cash and cash equivalents at
   end of period                $      21.0        $      2.8       $     60.1        $      --          $      83.9
                               ===============    =============    ==============    ==============     ==============

                           HUNTSMAN INTERNATIONAL LLC
                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                          YEAR ENDED DECEMBER 31, 2000
                              (Millions of Dollars)

                                 PARENT ONLY                                                             CONSOLIDATED
                                   HUNTSMAN                             NON-                               HUNTSMAN
                                INTERNATIONAL       GUARANTORS       GUARANTORS       ELIMINATIONS       INTERNATIONAL
                               ---------------    -------------    --------------    --------------     --------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES         $      --          $    176.6       $    187.8        $      --          $      --

INVESTING ACTIVITIES:
Acquisition of other
   businesses                        (135.6)             --              (14.0)              --               (149.6)
Cash received from
   unconsolidated affiliates           --                 7.5             --                 --                  7.5
Advances to unconsolidated
   affiliates                          (9.0)             --               --                 --                 (9.0)
Capital expenditures                  (45.2)             (2.2)          (157.1)              --               (204.5)
                               ---------------    -------------    --------------    --------------     --------------
NET CASH PROVIDED BY (USED
   IN) INVESTING ACTIVITIES          (189.8)              5.3           (171.1)              --               (355.6)
                               ---------------    -------------    --------------    --------------     --------------

FINANCING ACTIVITIES:
Borrowings under senior
   credit facilities                    8.0              --               --                 --                  8.0
Repayment of long-term debt          (122.8)             --               (8.2)              --               (131.0)
Cash contributions by parent           --               291.9            367.0             (658.9)              --
Cash distributions from
   subsidiaries                       691.0              --               --               (691.0)              --
Cash distributions to parent           (8.0)           (496.9)          (194.1)             691.0               (8.0)
Cash distributions to
   subsidiaries                      (591.8)            (67.1)            --                658.9               --
Intercompany advances - net
   of repayments                      150.1             106.7           (256.8)              --                 --
                               ---------------    -------------    --------------    --------------     --------------
NET CASH PROVIDED BY (USED
   IN) FINANCING ACTIVITIES           126.5            (165.4)           (92.1)              --               (131.0)
                               ---------------    -------------    --------------    --------------     --------------

Effect of exchange rate
   changes on cash                     12.9             (16.7)             6.1               --                 (2.3)
                               ---------------    -------------    --------------    --------------     --------------
Increase in cash and cash
   equivalents                         (3.3)             (0.2)           (69.3)              --                (72.8)
Cash and cash equivalents at
   beginning of period                  9.0               0.2            129.7               --                138.9
                               ---------------    -------------    --------------    --------------     --------------
Cash and cash equivalents at
   end of period                $       5.7        $     --         $     60.4        $      --          $      66.1
                               ===============    =============    ==============    ==============     ==============

                           HUNTSMAN INTERNATIONAL LLC
                 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW
                       SIX MONTHS ENDED DECEMBER 31, 1999
                              (Millions of Dollars)

                                   PARENT ONLY                                                             CONSOLIDATED
                                     HUNTSMAN                             NON-                               HUNTSMAN
                                  INTERNATIONAL       GUARANTORS       GUARANTORS       ELIMINATIONS       INTERNATIONAL
                                 ---------------     -------------    --------------   --------------      --------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES              $    103.7        $     35.1        $    116.7        $     --          $    255.5
                                 ---------------     -------------    --------------   --------------      --------------

INVESTING ACTIVITIES:
Purchase of businesses from
   ICI, net of cash acquired             (679.9)           (116.6)         (1,448.3)             --            (2,244.8)
Purchase of business from
   BP Chemicals, Limited                   --                --              (116.6)             --              (116.6)
Cash received from
   unconsolidated affiliates               --                 2.5              --                --                 2.5
Investment in unconsolidated
   affiliates                              --                --                (1.7)             --                (1.7)
Advances to unconsolidated
   affiliates                             (26.5)             --                --                --               (26.5)
Capital expenditures                      (55.5)             (0.3)            (76.0)             --              (131.8)
                                 ---------------     -------------    --------------   --------------      --------------
NET CASH USED IN INVESTING
   ACTIVITIES                            (761.9)           (114.4)         (1,642.6)             --            (2,518.9)
                                 ---------------     -------------    --------------   --------------      --------------

FINANCING ACTIVITIES:
Borrowings under senior
   credit facilities                    1,692.5              --                --                --             1,692.5
Issuance of senior
   subordinated notes                     806.3              --                --                --               806.3
Proceeds from other long-
   term debt                               --                --                 1.0              --                 1.0
Debt issuance costs                       (75.7)             --                --                --               (75.7)
Cash contributions by parent              598.0           1,710.0             147.3          (1,857.3)            598.0
Cash distributions to
   Holdings                              (620.0)             --                --                --              (620.0)
Cash distributions to
   subsidiaries                        (1,710.0)           (147.3)             --             1,857.3              --
Intercompany advances - net
   of repayments                          (22.1)         (1,478.1)          1,500.2              --                --
                                 ---------------     -------------    --------------   --------------      --------------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                   669.0              84.6           1,648.5              --             2,402.1
                                 ---------------     -------------    --------------   --------------      --------------

Effect of exchange rate
   changes on cash                         (1.8)             (5.1)              7.1              --                 0.2
                                 ---------------     -------------    --------------   --------------      --------------
Increase in cash and cash
   equivalents                              9.0               0.2             129.7              --               138.9
Cash and cash equivalents at
   beginning of period                     --                --                --                --                --
                                 ---------------     -------------    --------------   --------------      --------------
Cash and cash equivalents at
   end of period                     $      9.0        $      0.2        $    129.7        $     --          $    138.9
                                 ===============     =============    ==============   ==============      ==============

NON-CASH FINANCING AND
   INVESTING ACTIVITIES:
   Non-cash capital
     contribution by parent          $  1,048.1        $    436.1        $    388.8        $   (824.9)       $  1,048.1
   Non-cash contributions to
     subsidiaries                        (436.1)           (388.8)             --               824.9              --

                   HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2001

       Column A               Column B                      Column C                    Column D           Column E
-----------------------    ----------------     ----------------------------------    --------------     -------------
                             Balance at                                                                    Balance
                              Beginning                                                                     at End
     Description              of Period                     Additions                  Deductions         of Period
-----------------------    ----------------     ----------------------------------    --------------     -------------
                                                  Charged to         Charged to
                                                   cost and            other
                                                   expenses           accounts
                                                ---------------    ---------------
Allowance for
Doubtful Accounts

      Year Ended
     December 31,
         2001                  $    10.6          $      2.8         $     3.0(2)       $    (1.2)       $     15.2

      Year Ended
     December 31,
         2000                  $     9.5          $      2.2         $    --            $    (1.1)         $   10.6

   Six months ended
     December 31,
         1999                  $    --            $      0.3         $     9.2(1)       $    --            $    9.5


(1) Represents specific reserves provided for receivables which were considered to be uncollectible at the time of acquisition from ICI.

(2) Represents specific reserves provided for receivables which were purchased with businesses acquired in 2001.