Form 10-K/A
period 2001-12-31
HUNTSMAN INTERNATIONAL LLC
filed 2002-04-19
CIK 1089748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _______________ to _______________


                        Commission file number 333-85141


                           HUNTSMAN INTERNATIONAL LLC
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            87-0630358
-------------------------------                           ----------------------
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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K" contained in the 2001 Annual Report on Form 10-K (the "2001 10-K") filed by Huntsman International LLC ("we," "our" or the "Company") on April 1, 2002. Pursuant to Rule 12b-15 of the General Regulations under the Securities Exchange Act of 1934, (i) this Form 10-K/A amends the 2001 10-K to include exhibits that we inadvertently failed to include in the 2001 10-K, and (ii) only amends "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the 2001 10-K, all other portions of the 2001 10-K remain in effect as filed.


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

         3.1 Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-85141))

         3.2 Second Amended and Restated Limited Liability Company Agreement of Huntsman International LLC dated December 20, 2001

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

         3.10 Certificate of Amendment to Certificate of Formation of Huntsman International Financial LLC (incorporated by reference to Exhibit 3.10 to our annual report on Form 10-K for the year ended December 31, 2000)

         4.1 Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10-1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No. 333-85141))

         4.2 Form of certificate of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)

         4.3 Form of certificate of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)

         4.4      Form of Guarantee (included as Exhibit E of Exhibit 4.1)

         4.5 First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to our registration statement on Form S-4 (File No. 333-85141))

         4.6 Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009

         4.7 First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009

         4.8 Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009

         4.9 Exchange and Registration Rights Agreement, dated as of March 21, 2002, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009

         10.1 Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Huntsman International Holdings LLC) and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-85141))

         10.2 Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to
                  Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-85141))

         10.3 Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-85141))

         10.4 Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon
                  Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-4 (File No. 333-85141))

         10.5 Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) (incorporated by reference to
                  Exhibit 10.5 to our registration statement on Form S-4 (File No. 333-85141))

         10.6 Joint Venture Agreement, dated as of October 18, 1993, between Tioxide Americas Inc. and Kronos Louisiana, Inc. (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-4 (File No. 333-85141))

         10.7 Shareholders Agreement, dated as of January 11, 1982, by and among Imperial Chemical Industries PLC, ICI American Huntsman International Holdings, Inc. and Uniroyal, Inc. (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-4 (File No. 333-85141))

         10.8 Operating Agreement, dated December 28, 1981, between Uniroyal, Inc., Rubicon Chemicals, Inc. and Rubicon, Inc. (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-4 (File No. 333-85141))

         10.9 Liability and Indemnity Agreement, dated December 28, 1981, by and among Rubicon Inc., Rubicon Chemicals Inc., Imperial Chemical Industries PLC, ICI American Huntsman International Holdings Inc., ICI Americas Inc. and Uniroyal Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-4 (File No. 333-85141))

         10.10 Titanium Dioxide Supply Agreement, dated July 3, 1997, by and between Imperial Chemicals Industries PLC and Tioxide Group (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-4 (File No. 333-85141))*

         10.11 Slag Sales Agreement, dated July 10, 1997, by and between Richards Bay Iron and Titanium (Proprietary) Limited and Tioxide S.A. (Pty) Limited (incorporated by reference to
                  Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-85141))*

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

         10.24 Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 4, 2001)

         10.25 Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto

         10.26 Amendment Agreement, dated December 20, 2001, between Imperial Chemicals Industries PLC, ICI Alta, Inc. and Huntsman Specialty Chemicals Corporation, to amend the Contribution Agreement dated as of April 15, 1999

         21.1     Subsidiaries of Huntsman International LLC

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Huntsman International LLC



         Dated:  April 19, 2002         By:        /s/ J. KIMO ESPLIN
                                            ------------------------------------
                                                       J. KIMO ESPLIN
                                                 EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER