Form 10-Q
period 2002-06-30
HUNTSMAN INTERNATIONAL LLC
filed 2002-08-15
CIK 1089748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________


                        Commission file number 333-85141


                           HUNTSMAN INTERNATIONAL LLC
             (Exact name of registrant as specified in its charter)


         Delaware                                              87-0630358
--------------------------------                          ----------------------
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

Yes  /X/   No  / /

On August 14, 2002, 1,000 member equity units of Huntsman International LLC were outstanding. As of such date, all such member equity units were held by Huntsman International Holdings LLC, an affiliate of Huntsman International LLC. There is no established trading market for the membership interests of Huntsman International LLC.

================================================================================

                           HUNTSMAN INTERNATIONAL LLC
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION.................................................................................1
         Item 1.  Financial Statements.........................................................................1
                  Consolidated Balance Sheets..................................................................1
                  Consolidated Statements of Operations and Comprehensive Income (Loss)........................2
                  Consolidated Statement of Equity.............................................................3
                  Consolidated Statements of Cash Flows........................................................4
                  Notes to Consolidated Financial Statements...................................................5
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......28
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................45
PART II - OTHER INFORMATION...................................................................................46
         Item 6.  Exhibits and Reports on Form 8-K............................................................46


     Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward-Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (DOLLARS IN MILLIONS)

                                                          JUNE 30,   DECEMBER 31,
                                                            2002        2001
                                                        -----------   -----------
                    ASSETS
Current assets:
  Cash and cash equivalents                             $      66.3   $      83.9
  Accounts and notes receivable (net of allowance for
    doubtful accounts of $18.1 and $15.2, respectively)       603.8         501.6
  Inventories                                                 459.4         501.4
  Prepaid expenses                                             13.4          10.7
  Other current assets                                         52.1          47.4
                                                        -----------   -----------
           TOTAL CURRENT ASSETS                             1,195.0       1,145.0

Property, plant and equipment, net                          2,987.3       2,839.5
Investment in unconsolidated affiliates                       144.7         147.0
Intangible assets, net                                        415.9         424.9
Other noncurrent assets                                       335.6         305.7
                                                        -----------   -----------

TOTAL ASSETS                                            $   5,078.5   $   4,862.1
                                                        ===========   ===========

              LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $     325.9   $     266.7
  Accrued liabilities                                         470.0         495.2
  Current portion of long-term debt                             3.4           6.8
  Deferred income taxes                                          --           5.7
  Other current liabilities                                    65.8          61.1
                                                        -----------   -----------
           TOTAL CURRENT LIABILITIES                          865.1         835.5

Long-term debt                                              2,733.7       2,643.1
Deferred income taxes                                         276.5         262.6
Other noncurrent liabilities                                  126.9         121.4
                                                        -----------   -----------
           TOTAL LIABILITIES                                4,002.2       3,862.6

COMMITMENTS AND CONTINGENCIES (NOTE 9)

MINORITY INTERESTS                                              0.1           7.8
                                                        -----------   -----------

EQUITY:
  Member's equity, 1,000 units                              1,026.1       1,026.1
  Retained earnings                                           168.3         166.4
  Accumulated other comprehensive loss                       (118.2)       (200.8)
                                                        -----------   -----------
           TOTAL EQUITY                                     1,076.2         991.7
                                                        -----------   -----------

TOTAL LIABILITIES AND EQUITY                            $   5,078.5   $   4,862.1
                                                        ===========   ===========

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (DOLLARS IN MILLIONS)

                                                    THREE        THREE         SIX          SIX
                                                   MONTHS       MONTHS        MONTHS       MONTHS
                                                    ENDED        ENDED        ENDED        ENDED
                                                   JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                    2002          2001         2002         2001
                                                  ----------   ----------   ----------   ----------
REVENUES:
  Trade sales and services                        $  1,084.4   $  1,173.5   $  2,006.0   $  2,219.6
  Related party sales                                   90.6        110.6        166.9        216.1
                                                  ----------   ----------   ----------   ----------

TOTAL REVENUES                                       1,175.0      1,284.1      2,172.9      2,435.7
COST OF GOODS SOLD                                   1,017.4      1,113.5      1,889.8      2,099.1
                                                  ----------   ----------   ----------   ----------

GROSS PROFIT                                           157.6        170.6        283.1        336.6

EXPENSES:
  Selling, general and administrative                   62.1         73.6        150.8        154.4
  Research and development                              13.7         15.5         26.0         31.9
                                                  ----------   ----------   ----------   ----------
           Total expenses                               75.8         89.1        176.8        186.3
                                                  ----------   ----------   ----------   ----------

OPERATING INCOME                                        81.8         81.5        106.3        150.3

Interest expense, net                                   57.9         54.6        107.7        114.2
Loss (gain) on sale of accounts receivable              (3.5)         3.2          0.1          5.4
Other expense (income)                                   0.4          0.9           --         (5.5)
                                                  ----------   ----------   ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                       27.0         22.8         (1.5)        36.2
  Income tax expense (benefit)                          28.2          0.5         (3.2)         3.2
  Minority interests in subsidiaries                    (1.0)         0.3         (0.2)         1.0
                                                  ----------   ----------   ----------   ----------

INCOME (LOSS) BEFORE ACCOUNTING CHANGE                  (0.2)        22.0          1.9         32.0
Cumulative effect of accounting change                    --           --           --         (1.5)
                                                  ----------   ----------   ----------   ----------

NET INCOME (LOSS)                                       (0.2)        22.0          1.9         30.5
  Other comprehensive loss - foreign currency
    translation adjustments                            104.8        (31.2)        84.2        (91.5)
  Cumulative effect of accounting change                  --           --           --         (1.1)
  Net unrealized loss on derivative instruments         (1.3)        (3.0)        (1.6)       (10.7)
                                                  ----------   ----------   ----------   ----------

COMPREHENSIVE INCOME (LOSS)                       $    103.3   $    (12.2)  $     84.5   $    (72.8)
                                                  ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED) (DOLLARS IN MILLIONS)


                                                                                              ACCUMULATED
                                                      MEMBER'S EQUITY                            OTHER
                                                ---------------------------     RETAINED     COMPREHENSIVE
                                                   UNITS          AMOUNT        EARNINGS         LOSS           TOTAL
                                                ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2002                               1,000   $    1,026.1   $      166.4   $     (200.8)  $      991.7
Net income                                                              1.9                                          1.9
Other comprehensive income                                                                           82.6           82.6
                                                ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2002                                 1,000   $    1,026.1   $      168.3   $     (118.2)  $    1,076.2
                                                ============   ============   ============   ============   ============

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (DOLLARS IN MILLIONS)

                                                                                            SIX MONTHS        SIX MONTHS
                                                                                              ENDED              ENDED
                                                                                             JUNE 30,          JUNE 30,
                                                                                               2002              2001
                                                                                            ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $      1.9        $     30.5
Adjustments to reconcile net income to net cash from operating activities:
  Equity in earnings of investment in unconsolidated affiliates                                   (0.1)             (0.1)
  Minority interests in subsidiaries                                                              (0.2)              1.0
  Loss (gain) on foreign currency transactions                                                   (24.5)             (2.2)
  Depreciation and amortization                                                                  125.9             116.8
  Deferred income taxes                                                                          (10.1)            (11.7)
  Changes in operating assets and liabilities - net of effects of acquisitions:
    Accounts and notes receivables                                                               (55.5)            (23.8)
    Inventories                                                                                   67.3             (29.6)
    Prepaid expenses                                                                              (2.1)            (10.1)
    Other current assets                                                                          (0.3)             (1.4)
    Accounts payable                                                                              25.8             (40.1)
    Accrued liabilities                                                                          (56.3)             37.9
    Other current liabilities                                                                      3.9               7.1
    Other noncurrent assets                                                                        4.2              24.5
    Other noncurrent liabilities                                                                   0.3              (0.5)
                                                                                            ----------        ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                              80.2              98.3
                                                                                            ----------        ----------

INVESTING ACTIVITIES:
Acquisition of businesses                                                                           --            (209.5)
Acquisition of minority interest                                                                  (9.0)               --
Capital expenditures                                                                             (94.8)           (113.4)
Cash received from unconsolidated affiliates                                                       2.2               4.9
Advances to unconsolidated affiliates                                                             (1.6)             (1.3)
                                                                                            ----------        ----------
           NET CASH USED IN INVESTING ACTIVITIES                                                (103.2)           (319.3)
                                                                                            ----------        ----------

FINANCING ACTIVITIES:
Borrowings under credit facilities                                                               121.1               5.4
Repayments of credit facilities                                                                 (410.5)               --
Issuance of senior notes                                                                         300.0                --
Issuance of senior subordinated notes                                                               --             233.2
Debt issuance costs                                                                              (10.3)             (4.6)
                                                                                            ----------        ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                               0.3             234.0
                                                                                            ----------        ----------

Effect of exchange rate changes on cash                                                            5.1             (11.8)
                                                                                            ----------        ----------

Increase (decrease) in cash and cash equivalents                                                 (17.6)              1.2
Cash and cash equivalents at beginning of period                                                  83.9              66.1
                                                                                            ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $     66.3        $     67.3
                                                                                            ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                                      $    103.3        $    104.1
Cash paid for taxes                                                                         $      3.8        $      8.4

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     BUSINESS

     Huntsman International LLC and its subsidiaries (collectively, the "Company") are global manufacturers and marketers of specialty and commodity chemicals. The Company is a Delaware limited liability company and is a wholly-owned subsidiary of Huntsman International Holdings LLC ("Huntsman International Holdings").

     The Company operates through four principal operating segments:
Polyurethanes, Pigments, Base Chemicals and Performance Products. During 2002, the Company realigned its principal operating segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments, and the former Petrochemicals segment was renamed Base Chemicals.

     INTERIM FINANCIAL STATEMENTS

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

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

     INVENTORIES

     Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost method.

     PLANT AND EQUIPMENT

     Plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives or lease term as follows:

            Buildings                                         20 years
            Plant and equipment                             3-20 years

     Approximately $439.6 million of plant and equipment is depreciated using the straight-line method on a group basis with depreciation based on a 5% composite rate. When capital assets representing complete groups of property are disposed of, the difference between the disposal proceeds and net book value is recorded to income. When individual assets recorded on the group basis are disposed of, the difference between historical cost and the disposal proceeds is recorded to accumulated depreciation. When individual assets not recorded on the group basis are disposed of, the difference between historical cost and the disposal proceeds is recorded to income.

     INVESTMENT IN UNCONSOLIDATED AFFILIATES

     Investments in companies in which the Company exercises significant influence, generally ownership interests of 20% to 50%, are accounted for using the equity method.

     INTANGIBLE ASSETS

     Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or over the life of the related agreement, ranging from five to fifteen years. Effective January 1, 2002, goodwill is no longer amortized. In 2001, goodwill was amortized over 20 years.

     OTHER ASSETS

     Other assets consist primarily of spare parts, capitalized loan fees, non-qualified employee benefit assets and turnaround costs. Capitalized loan fees are amortized using the straight-line method over the term of the related debt, ranging from six to ten years.

     Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by deferring the costs of the turnaround and expensing the costs over the estimated period until the next turnaround.

     CARRYING VALUE OF LONG-TERM ASSETS

     The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

     DERIVATIVES AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the change in the fair value depends on the use of the instrument. The adoption of SFAS No. 133 resulted in a cumulative increase in net loss of $1.5 million and a cumulative increase to accumulated other comprehensive loss of $1.1 million. See "Note 7-Derivatives and Hedging Activities."

     ENVIRONMENTAL EXPENDITURES

     Environmental related restoration and remediation costs are recorded as liabilities and expensed when the site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventive in nature, are recorded when expended and expensed or capitalized as appropriate.

     INCOME TAXES

     The Company and its U.S. subsidiaries are organized as limited liability companies and limited partnerships. These entities are treated as partnerships for U.S. income tax purposes, and therefore are not subject to U.S. federal tax on their income. Subsidiaries outside the United States are generally taxed on the income generated in the local country.

     The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

     OTHER LONG-TERM LIABILITIES

     Other long-term liabilities include accrued pension and other post-retirement benefits, environmental reserves, and other liabilities.

     FOREIGN CURRENCY TRANSLATION

     Generally, the accounts of the Company's subsidiaries outside the United States consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains, and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholder's equity as a component of accumulated other comprehensive loss. Transaction gains (losses) are recorded in the statement of operations and were $24.5 and $2.2 million for the six months ended June 30, 2002 and 2001, respectively.

     REVENUE RECOGNITION

     The Company generates revenue through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenue when it is realized or realizable and earned, which is generally upon shipment of product in fulfillment of a customer order.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

     SECURITIZATION OF ACCOUNTS RECEIVABLE

     In September 2000, Statement of Financial Accounting Standards ("SFAS") No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," was issued. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The Company adopted SFAS No. 140 during the year ended December 31, 2001 as required. Adoption of the accounting requirements of this standard did not have a material impact on the statement of operations or financial position.

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

     SFAS No. 142 provides for a six-month transitional period for the Company to perform an initial assessment of whether there is an indication that goodwill is impaired. The Company has completed its initial assessment of goodwill impairment as of June 30, 2002 and has concluded that there is no indication of impairment.

     The Company has elected to test goodwill for impairment annually as of April 1 as required by SFAS No. 142. The annual assessment has been completed as of April 1, 2002 and the Company has concluded that there is no indication of impairment.

     The initial adoption of SFAS No. 142 had no impact on the Company's financial statements for the six months ended June 30, 2002. The pro forma net income, assuming the change in accounting principle was applied retroactively to January 1, 2001, would not have been materially different for the six months ended June 30, 2001.

     There were no changes in the carrying amount of goodwill for the six months ended June 30, 2002. At June 30, 2002, the carrying amount of goodwill was $26.2 million and all of such amount was in the Polyurethanes segment.

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

     In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required effective January 1, 2003. The Company has not yet completed its evaluation of the impact of adopting this statement.

3.   INVENTORIES

     Inventories as of June 30, 2002 and December 31, 2001 consisted of the following (dollars in millions):

                                           JUNE 30,     DECEMBER 31,
                                             2002           2001
                                           --------     ------------
         Raw materials                     $  112.6     $      132.5
         Work in progress                      23.9             20.4
         Finished goods                       295.3            328.7
                                           --------     ------------
         Subtotal                             431.8            481.6
         Materials and supplies                27.6             19.8
                                           --------     ------------
         Net                               $  459.4     $      501.4
                                           ========     ============

4.   PROPERTY, PLANT, AND EQUIPMENT

     The cost and accumulated depreciation of property, plant, and equipment are as follows (dollars in millions):

                                           JUNE 30,     DECEMBER 31,
                                             2002           2001
                                          ---------     ------------
          Land                            $    39.9     $       36.3
          Buildings                           138.3            129.9
          Plant and equipment               3,091.6          2,919.0
          Construction in progress            323.6            231.4
                                          ---------     ------------
          Total                             3,593.4          3,316.6
          Less accumulated depreciation      (606.1)          (477.1)
                                          ---------     ------------
          Net                             $ 2,987.3     $    2,839.5
                                          =========     ============

5.   INTANGIBLE ASSETS

     The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2002 were as follows (dollars in millions):

                                           CARRYING     ACCUMULATED
                                            AMOUNT      AMORTIZATION        NET
                                           --------     ------------   -------------
          Patents, trademarks, and
            technology                     $  356.6     $      (77.9)  $       278.7
          Non-compete agreements               48.8            (27.2)           21.6
          Other intangibles                   125.7            (36.3)           89.4
                                           --------     ------------   -------------
          Subtotal                            531.1           (141.4)          389.7
          Goodwill                             26.2               --            26.2
                                           --------     ------------   -------------
          Total                            $  557.3     $     (141.4)  $       415.9
                                           ========     ============   =============

     Estimated future amortization expense for intangible assets through December 31, 2006 is as follows (dollars in millions):

                                        ANNUAL EXPENSE
                                        --------------
          2002 through 2004                $      46.7
          2005 through 2006                $      38.1

6.   LONG-TERM DEBT

     Long-term debt outstanding as of June 30, 2002 and December 31, 2001 is as follows (dollars in millions):

                                                                    JUNE 30,      DECEMBER 31,
                                                                     2002             2001
                                                                  ------------   -------------
          Senior Secured Credit Facilities:
           Revolving loan facility                                $       67.0   $       110.6
           Term A dollar loan                                            109.7           195.6
           Term A euro loan (in United States dollar equivalent)         130.6           208.6
           Term B loan                                                   526.3           553.7
           Term C loan                                                   526.3           553.7
          Senior Notes                                                   300.0              --
          Senior Subordinated Notes                                    1,049.8         1,003.1
          Other long-term debt                                            27.4            24.6
                                                                  ------------   -------------
          Subtotal                                                     2,737.1         2,649.9
          Less current portion                                            (3.4)           (6.8)
                                                                  ------------   -------------
          Total                                                   $    2,733.7   $     2,643.1
                                                                  ============   =============

     SENIOR NOTES OFFERING

     On March 18, 2002, the Company sold $300 million aggregate principal amount of 9.875% Senior Notes due 2009 (the "2002 HI Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933. The Company used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of its senior secured credit facilities (the "HI Credit Facilities"). The balance of the net proceeds was used to repay amounts due under the term loan portion of the HI Credit Facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003.

     AMENDMENT OF HI CREDIT FACILITIES

     On March 15, 2002, the Company entered into an amendment to the HI Credit Facilities. This amendment, among other things, allowed the Company to (i) issue the 2002 HI Notes, (ii) apply a portion of the proceeds of the offering of the 2002 HI Notes to substantially reduce the amortization payments on the term loan portion of the HI Credit Facilities due in 2002 and 2003, and (iii) temporarily repay outstanding principal amounts under the revolving portion of its senior secured credit facilities. This amendment also adjusted certain financial covenant levels in 2002 and 2003. Additionally, this amendment provides that the Company will not, and will not permit any of its subsidiaries to, amend, modify or terminate any provisions of the 2002 HI Notes.

7.   DERIVATIVES AND HEDGING ACTIVITIES

     The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity pricing. As a result, the Company enters into transactions, including derivative instruments, to manage these risks. The overall risk management philosophy of the Company is to manage the downside risks of these activities. Primary goals of the Company's risk management activities include: (1) reducing the impact of fluctuations in variable interest rates and meeting the requirements of certain credit agreements; (2) reducing the short-term impact from certain movements in foreign exchange rates on earnings; (3) reducing the short-term impact of fluctuations in the purchase price of certain feedstocks; and (4) hedging the net investments position in euro functional currency entities.

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

     As of June 30, 2002 and 2001, the Company maintained interest rate swaps and collars with a fair value of approximately $12.4 million and $8.5 million, respectively, which have been designated as cash flow hedges of variable rate debt obligations. These amounts are recorded as other current liabilities in the accompanying balance sheet. The effective portion of unrealized losses of approximately $1.6 million and $8.1 million were recorded as a component of other comprehensive loss, with the ineffective portion of approximately $2.7 million recorded as interest income and $0.4 million of interest expense in the accompanying statements of operations for the six months ended June 30, 2002 and 2001, respectively. The effective portion of the mark-to-market effects is recorded in other comprehensive loss until the underlying interest payments affect earnings.

     Swaps and collars not designated as hedges are also recorded at fair value on the balance sheet and resulted in an increase in interest income and a decrease in other current liabilities of approximately $0.8 million for the six months ended June 30, 2002 and an increase in interest expense and other current liabilities of approximately $4.5 million for the six months ended June 30, 2001.

     FOREIGN CURRENCY RATE HEDGING

     The Company enters into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of June 30, 2002 and 2001, the fair value of outstanding contracts was immaterial. During the six months ended June 30, 2002, the Company recognized $0.3 million in loss from these activities.

     COMMODITY PRICE HEDGING

     Because feedstocks used by the Company are subject to price volatility, the Company uses commodity futures and swaps to reduce the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases, fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive loss until the underlying transactions are recognized in earnings. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statements of operations. For the six months ended June 30, 2002, the net loss on derivatives qualifying as cash flow hedges are $0.1 million and are recorded in other comprehensive income. All such amounts are expected to be reclassed to cost of goods sold in the next 12 months. The fair value of all commodity derivatives included as other current assets was $0.2 million as of June 30, 2002. The fair value of commodity derivatives included in other current liabilities was $0.1 million as of June 30, 2002.

     During the six months ended June 30, 2002, the Company recorded $0.4 million as a decrease in cost of goods sold related to net gains from settled contracts and the change in fair value (unrealized gains and losses) on the contracts that are effective economic hedges of commodity price exposures, but do not meet the SFAS No. 133 definition of hedging instruments. As of June 30, 2002, $0.6 million was included in other current assets and $0.2 in other current liabilities. For the six months ended June 30, 2001, these activities were not material.

     NET INVESTMENT HEDGING

     The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produced a net loss of approximately $76.8 million and a net gain of approximately $64.1 million in other comprehensive loss (foreign currency translation adjustments) for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and 2001, there was a cumulative net loss of approximately $13.6 and a cumulative net gain of approximately $90.3 million, respectively.

8.   RESTRUCTURING AND PLANT CLOSING COSTS

     As of December 31, 2001, the Company had a reserve for restructuring costs and plant closing costs of $31.3 million recorded in accrued liabilities. The reserve consisted of $30.5 million for workforce reductions and $0.8 million for other exit costs. During the six months ended June 30, 2002, the Company made cash payments of approximately $18.8 million in workforce reductions. At June 30, 2002 there was $12.5 million remaining in accrued liabilities consisting of $11.7 million for workforce reductions and $0.8 million for other exit costs.

9.   COMMITMENTS AND CONTINGENCIES

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

10.  ENVIRONMENTAL MATTERS

     The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes, entail risk of adverse environmental effects. The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject continually to environmental inspections and monitoring by governmental enforcement authorities. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations arising under any environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. The Company's operations involve the generation, handling, transportation, use and disposal of numerous hazardous substances. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt operations and have a material adverse effect on business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a significant incident, the Company could incur material costs to address and remediate the incident. In addition, following any such incident, the Company may incur higher costs to implement measures to prevent future incidents. Given the nature of the Company's business, there can be no assurance that violations of environmental laws will not result in restrictions imposed on the Company's operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws.

     The Company has established financial reserves relating to environment restoration and remediation programs, which the Company believes, are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience, and cost-sharing arrangements (as to which, the Company consider the viability of other parties). A total of approximately $15 million has been accrued related to environmental matters as of June 30, 2002. The Company does not anticipate that any future costs, in excess of those that have been accrued by the Company, will be material to the results of operations or financial position as a result of compliance with current environmental laws and regulations.

     In connection with its acquisitions, the Company generally has entered into agreements that provide it with indemnification for environmental pollution existing on the date of the applicable acquisition.

     A spill at the Company's North Tees facility was discovered on March 27, 2001. The U.K. Environmental Agency ("EA") issued an enforcement notice with respect to the spill on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees, allegedly following a dewatering procedure at the site. The requirements of that notice were complied with, to the satisfaction of the EA, by the end of May 2001. The Company contained the spill and conducted a program to reclaim the material. On August 1, 2002, the Company received a summons issued by the EA charging the Company with three counts of environmental violations in connection with the spill: one count of polluting the river and two counts of violating its environmental authorization. A hearing before a Magistrate has been set for August 28, 2002. If, as a result of this prosecution, the Company is found legally responsible for the spill, the Company will face penalties. Although the Company can give no assurances, based on currently available information and the Company's understanding of similar investigations and penalties in the past, management believes that, if the Company is ultimately found to be legally responsible, the probable penalties would not be material to the Company's financial position or results of operations.

     The Texas Natural Resource Conservation Commission ("TNRCC") has issued certain notices of violation relating to air emissions and wastewater issues at the Port Neches facility, and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. The Company met with the TNRCC on several occasions in 2001 and early 2002 and has reached a tentative settlement with the agency on penalties. Under the tentative settlement, a fine of no more than $100,000 would be allocable to the PO/MTBE facility. It is possible, however, that the terms of an air permit, which are still being negotiated as part of the settlement, may cause the Company to incur costs related to equipment charges serving this plant and others in the vicinity that could be material.

     The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") and Imperial Chemicals Industries PLC ("ICI") for the facilities that each of them transferred to us), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on the financial condition, results of operations, or cash flows; however, the Company cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that the Company will not be required to contribute to such costs or that such costs will not be material.

11.   OPERATING SEGMENT INFORMATION

     The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Pigments, Base Chemicals and Performance Products. During 2002 the Company realigned its principal operating segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments and the former Petrochemicals segment was renamed Base Chemicals.

     The major products of each reportable operating segment are as follows:

                SEGMENT                                        PRODUCTS
       --------------------------     ------------------------------------------------------------
       Polyurethanes                  MDI, TDI, TPU, polyols, aniline, PO, TBA, and MTBE

       Pigments                       Titanium dioxide

       Base Chemicals                 Ethylene, propylene, benzene, cyclohexane and paraxylene

       Performance                    Surfactants, ethyleneamines and other performance chemicals
       Products

     Sales between segments are generally recognized at external market prices. For the six months ended June 30, 2002 and 2001, sales to ICI and its affiliates accounted for approximately 6% and 7%, respectively, of consolidated revenues.

     The net sales, segment income and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

                               THREE MONTHS      THREE MONTHS     SIX MONTHS       SIX MONTHS
                                    ENDED            ENDED           ENDED            ENDED
                               JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                               -------------     ------------    -------------    -------------
Net sales:
  Polyurethanes                   $    523.0       $    546.8       $  1,011.4       $  1,114.3
  Pigments                             234.5            230.4            436.7            458.4
  Base Chemicals                       274.1            354.0            487.7            721.6
  Performance Products                 171.8            177.8            283.5            191.2
  Eliminations                         (28.4)           (24.9)           (46.4)           (49.8)
                                  ----------       ----------       ----------       ----------

Total                             $  1,175.0       $  1,284.1       $  2,172.9       $  2,435.7
                                  ==========       ==========       ==========       ==========

Segment income (loss)(1):
  Polyurethanes                   $     78.1       $     55.0       $    132.2       $     85.8
  Pigments                               2.5             32.4              2.7             72.7
  Base Chemicals                       (19.2)            (2.0)           (38.0)            16.6
  Performance Products                   9.7              7.2             14.5              9.6
                                  ----------       ----------       ----------       ----------

Total                             $     71.1       $     92.6       $    111.4       $    184.7
                                  ==========       ==========       ==========       ==========

EBITDA (2):
  Polyurethanes                   $    111.0       $     87.8       $    198.2       $    151.9
  Pigments                              13.2             40.6             24.1             91.3
  Base Chemicals                        (7.7)             8.6            (15.2)            38.1
  Performance Products                  12.4              8.7             19.3             11.2
  Unallocated administrative
    and other items (3)                 19.3             (9.8)             5.7            (25.3)
                                  ----------       ----------       ----------       ----------

Total EBITDA                           148.2            135.9            232.1            267.2

Depreciation and amortization          (63.3)           (58.5)          (125.9)          (116.8)
Interest expense, net                  (57.9)           (54.6)          (107.7)          (114.2)
                                  ----------       ----------       ----------       ----------

Income (loss) before
  income taxes                    $     27.0       $     22.8       $     (1.5)      $     36.2
                                  ==========       ==========       ==========       ==========

(1) Segment income is defined as operating income excluding unallocated corporate overhead.

(2) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization and taxes.

(3) Unallocated administrative and other items includes unallocated corporate overhead, loss on the sale of accounts receivable and other non-operating income (expense).

12.  RECENT EVENTS

SENIOR NOTES OFFERING

     On March 18, 2002, the Company sold $300 million aggregate principal amount of its 2002 HI Notes in a transaction exempt from the registration requirements of the Securities Act of 1933. The Company used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used to repay amounts due under the term loan portion of the HI Credit Facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003.

     On May 31, 2002, pursuant to its obligations under the Registration Rights Agreement, dated March 21, 2002, with the initial purchasers of the 2002 HI Notes, the Company filed a registration statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") to publicly register the 2002 HI Notes which will then be exchanged for the outstanding privately issued 2002 HI Notes. On June 12, 2002 the Division of Corporation Finance of the SEC informed the Company that it would not review the Registration Statement and that the Company could request effectiveness of the Registration Statement at any time. The Company expects to file a pre-effective amendment to the Registration Statement following the filing of this quarterly report on Form 10-Q and will request that the SEC declare the Registration Statement effective at that time. The Company will commence the exchange offer in respect of the 2002 HI Notes following the effectiveness of the Registration Statement.

ACQUISITION OF MINORITY INTEREST IN TIOXIDE SOUTHERN AFRICA (PTY.) LTD.

     In June 2002, the Company acquired the 40% minority interest in Tioxide Southern Africa (Pty.) Ltd. that was held by AECI Limited. The purchase price for this interest was approximately $9 million. Tioxide Southern Africa (Pty.) Ltd. is now an indirect, wholly-owned subsidiary of the Company.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     The Company is currently attempting to expand its accounts receivable securitization program by including the receivables of several additional subsidiaries. The expansion of the program requires amendments to the agreements governing the program. Although there can be no assurance that the Company will be successful in obtaining the necessary amendments, the Company hopes to complete the amendments during the third quarter 2002. If the amendment is approved, the Company anticipates that the special purpose entity used in the program could issue up to approximately $100 million in additional commercial paper. For more information, see "--Liquidity and Capital Resources--Securitization of Accounts Receivable" below.

PLEDGE OF THE MEMBERSHIP INTERESTS OF THE COMPANY'S PARENT

     On November 2, 2000, ICI, Huntsman Specialty, Huntsman International Holdings and the Company entered into agreements pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers ICI's 30% membership interest in Huntsman International Holdings, the Company's parent (the "ICI 30% Interest"). Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under these agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. The amended option agreement also requires Huntsman Specialty to cause Huntsman International Holdings to pay up to $112 million of dividends to its members, subject to certain conditions. These conditions include the receipt of consent from the Company's senior secured lenders and the Company's ability to make restricted payments under the indentures governing its outstanding senior notes and senior subordinated notes (collectively, the "HI Notes"), as well as the outstanding high yield notes of Huntsman International Holdings (the "HIH Notes"). At June 30, 2002, the terms of the indentures governing the HIH Notes do not permit Huntsman International Holdings to make restricted payments.

     In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest, Huntsman Specialty granted ICI a lien on 30% of the outstanding membership interests in Huntsman International Holdings. As discussed below in "--Certain Events Affecting Huntsman Corporation and Huntsman Polymers Corporation," Huntsman Specialty's agreements with ICI may effectively be modified in important respects as a result of an agreement between Matlin Patterson Global Opportunities Partners, L.P. ("GOP") (formerly known as CSFB Global Opportunities Partners, L.P.) and ICI. This agreement provides GOP with an option to acquire the ICI 30% Interest on or before May 15, 2003. In connection with the proposed restructuring of Huntsman Corporation's debt described below, GOP has agreed to contribute its rights under this agreement to a new holding entity to be formed by GOP, the Huntsman family and others ("Huntsman Holdings"). Huntsman Holdings would also hold, directly or indirectly, all the common stock and substantially all the preferred stock of Huntsman Corporation. If Huntsman Holdings does not exercise its option and if Huntsman Specialty does not satisfy its obligation to ICI with respect to ICI's put right, ICI could foreclose on Huntsman Specialty's pledge. Such a foreclosure by ICI could result in a "change of control" under the indentures governing the HI Notes and the HIH Notes and under the HI Credit Facilities. A "change of control" would constitute a default under the HI Credit Facilities. It would also entitle both the holders of the HI Notes and the holders of the HIH Notes to exercise their rights to require the respective company to repurchase these notes from them. Under such circumstances there can be no assurance that the Company or Huntsman International Holdings would have sufficient funds to purchase all the notes.

CERTAIN EVENTS AFFECTING HUNTSMAN CORPORATION AND HUNTSMAN POLYMERS CORPORATION

     Huntsman Corporation, which together with its affiliates indirectly holds 60% of the Company's membership interests, failed to make the interest payments on its senior subordinated notes due on January 1, 2002 and on July 1, 2002. Huntsman Polymers Corporation, a wholly-owned subsidiary of Huntsman Corporation ("Huntsman Polymers"), failed to make the interest payments on its senior notes due on December 1, 2001 and June 1, 2002. In addition, during 2001, Huntsman Corporation was not in compliance with certain financial covenants contained in its credit facilities. As a result, Huntsman Corporation entered into discussions with its bank lenders regarding a comprehensive restructuring of its debt.

     Effective as of December 20, 2001, Huntsman Corporation and its bank lenders entered into forbearance, waiver and amendment agreements (collectively, as amended, the "Amendment Agreement"). Under the Amendment Agreement, substantially all the existing defaults and some future defaults were waived and the bank lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). The Forbearance Period has been extended until October 15, 2002. In addition, in connection with extending the Forbearance Period, Huntsman Corporation's bank lenders have agreed to postpone an amortization payment due under one of its bank credit facilities to October 15, 2002.

     In June, 2002, ICI announced that it had reached an agreement with GOP regarding the sale to BNAC, Inc., a subsidiary of GOP ("BNAC"), of

     - the senior subordinated reset discount notes due 2009 of Huntsman International Holdings (the "B Notes") that were originally issued to ICI, and

     -    the subsidiary of ICI that holds the ICI 30% Interest.

Pursuant to this agreement, GOP and BNAC have paid $160 million of a total purchase price of $440 million. GOP and BNAC's remaining purchase price under their option arrangement for the ICI 30% Interest is due on May 15, 2003. The failure of GOP and BNAC to make at least a partial payment of the purchase price in respect of the option arrangement by May 15, 2003 could result in the forfeiture of the B Notes to ICI. Moreover, Huntsman Holdings could lose all of the $160 million payment previously made by GOP and BNAC to ICI if it does not exercise the option or timely pay the option consideration.

     GOP and CPH have collectively purchased, in the aggregate, approximately 88% of the outstanding Huntsman Corporation and Huntsman Polymers bonds. In June 2002, Huntsman Corporation reached agreements with GOP and CPH to restructure its debt.

     On July 15, 2002, Huntsman Corporation solicited the consent of its existing bank lenders, seeking, among other things, their consent to a plan to restructure Huntsman Corporation's debt (the "Proposed Restructuring"), without the intervention of a bankruptcy court, that would involve the following:

     - Members of the Huntsman family who own equity interests in Huntsman Corporation and any of its subsidiaries, together with certain affiliated entities that own such equity interests (collectively, the "Huntsman Family"), would contribute all their equity interests in Huntsman Corporation and its subsidiaries to a new entity ("Huntsman Holdings") in exchange for equity interests in Huntsman Holdings.

     - As of June 30, 2002, GOP and Consolidated Press Holdings Limited ("CPH") held, in the aggregate, $746 million principal and accrued interest of Huntsman Corporation's and Huntsman Polymers' bonds. Subject to certain conditions, GOP and CPH have agreed to convert these bonds, directly or indirectly, into shares of Huntsman Corporation. These bonds would then be canceled. The Huntsman Corporation shares received would be exchanged, directly or indirectly, for equity interests in Huntsman Holdings.

     - GOP would exchange its shares of BNAC, which holds the B Notes, the option to acquire the ICI 30% Interest and cash, for equity interests in Huntsman Holdings.

     - Amendments to Huntsman Corporation's current bank credit facilities which would be comprised of the following:

          - A term loan facility maturing in 2007 which would be secured by a second lien on substantially all the assets of Huntsman Corporation and its domestic restricted subsidiaries; and

          - A $275 million priority revolving credit facility maturing in 2006 (the "Priority Facility"). Subject to certain conditions, Deutsche Bank Securities Inc. and Deutsche Bank Trust Company Americas have agreed to underwrite the Priority Facility. The Priority Facility would replace Huntsman Corporation's existing $150 million supplemental accounts receivable facility, and fund certain payments at closing and would be available for general corporate purposes. The Priority Facility would be limited by a borrowing base consisting of eligible accounts receivable and inventory and would have a first lien on substantially all the assets of Huntsman Corporation and its domestic restricted subsidiaries.

     - The reinstatement of the approximately $59 million in principal amount of Huntsman Corporation's and approximately $37 million in principal amount of Huntsman Polymers' bonds not held by GOP and CPH. The non-payment of interest defaults on these bonds would be cured by paying approximately $5 million of interest that has accrued on Huntsman Polymers' bonds to be reinstated since December 2001 and approximately $5 million of interest that has accrued on Huntsman Corporation's bonds to be reinstated since January 2002.

     - Pursuant to previously adopted amendments to the indentures governing the Huntsman Corporation and Huntsman Polymers bonds, which will become effective upon completion of the Proposed Restructuring, most of the restrictive covenants in these indentures would be eliminated.

     Huntsman Corporation is in the process of seeking to complete the Proposed Restructuring on an out-of-court basis before October 15, 2002. This will require the consent of all of Huntsman Corporation's bank lenders (the "100% Consent"). Huntsman Corporation has received significant support from its bank lenders for the out-of-court restructuring. Huntsman Corporation is confident that it will complete the restructuring on an out-of-court basis but there can be no assurance that Huntsman Corporation will obtain the 100% Consent and be able to complete the Proposed Restructuring on an out-of-court basis. If Huntsman Corporation is unable to secure the 100% Consent, Huntsman Corporation may seek to achieve the Proposed Restructuring by filing a prepackaged plan of reorganization in a Chapter 11 proceeding under the United States Bankruptcy Code. Huntsman Corporation must satisfy certain statutory requirements in order for its prepackaged plan of reorganization to be confirmed. Huntsman Corporation believes that, as of August 14, 2002, it has sufficient votes from its bank lenders to permit it to seek confirmation of a prepackaged plan of reorganization on or before October 15, 2002 should it not obtain the 100% Consent. However, there can be no assurance that the prepackaged plan of reorganization would be confirmed. Pursuant to its agreement with GOP, Huntsman Corporation could be required to file Chapter 11 Cases on or after October 15, 2002 if it has not received the 100% Consent to the Proposed Restructuring and it has obtained irrevocable votes in favor of the prepackaged plan of reorganization from at least two-thirds in principal amount and a majority of its bank lenders. Huntsman believes that, as of August 14, 2002, it has obtained these votes.

     Unless Huntsman Corporation completes the Proposed Restructuring or otherwise restructures its debt before October 15, 2002, Huntsman Corporation's lenders could pursue certain remedies against it, including foreclosure on a pledge of Huntsman Corporation's 80.1% equity interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"). HSCHC owns 100% of Huntsman Specialty, which in turn owns 60% of the equity interests of Huntsman International Holdings, the Company's direct parent. Foreclosure on the HSCHC equity would result in a "change of control" within the meaning of the indentures governing the HI Notes, the HIH Notes and the HI Credit Facilities. In addition, although the Proposed Restructuring is intended to avoid this result, it could result in a "change of control" within the meaning of the indentures governing the HI Notes and the HIH Notes and under the HI Credit Facilities.

     As noted in "--Pledge of Membership Interests in the Company's Parent" above, a "change of control" would constitute a default under the HI Credit Facilities. It would also entitle both the holders of the HI Notes and the holders of the HIH Notes to exercise their rights to require the respective company to repurchase these notes from them. Under such circumstances there can be no assurance that the Company or Huntsman International Holdings would have sufficient funds to purchase all the notes. Further, there can be no assurance that Huntsman Corporation will successfully complete the transactions which will be necessary to avoid a "change of control" within the meaning of the indentures governing the HI Notes and the HIH Notes and under the HI Credit Facilities.

     Neither the Company nor Huntsman International Holdings has guaranteed or provided any other credit support to Huntsman Corporation under its credit facilities or notes. No events of default under Huntsman Corporation's credit facilities or its notes, nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the indentures governing the HI Notes or the HIH Notes or under the HI Credit Facilities, except insofar as foreclosure on Huntsman Corporation's pledge of its interest in HSCHC would result in a "change of control" as described above.

13.  CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

     The following consolidating condensed financial statements present, in separate columns, financial information for: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors, under the Company's indenture, on a combined, or where appropriate, consolidated basis, with its investment in the non-guarantors recorded under the equity method; and the non-guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The combined guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the senior notes and the senior subordinated notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for each of the guarantors because management believes that such information is not material to investors.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS
JUNE 30, 2002 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                PARENT ONLY                                                 CONSOLIDATED
                                                 HUNTSMAN                         NON-                        HUNTSMAN
ASSETS                                         INTERNATIONAL    GUARANTORS     GUARANTORS    ELIMINATIONS   INTERNATIONAL
                                               -------------   ------------   ------------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $       10.4   $        0.3   $       55.6   $         --           66.3
  Accounts and notes receivable, net                    62.3          109.3          523.3          (91.1)         603.8
  Inventories                                           40.1           59.7          359.6             --          459.4
  Other current assets                                 195.6          177.2           63.0         (370.3)          65.5
                                                ------------   ------------   ------------   ------------   ------------
           TOTAL CURRENT ASSETS                        308.4          346.5        1,001.5         (461.4)       1,195.0

Property, plant and equipment, net                     578.3          348.9        2,060.1             --        2,987.3
Investment in unconsolidated affiliates              2,897.7          810.0            1.3       (3,564.3)         144.7
Other noncurrent assets                                405.9        1,419.6          332.1       (1,406.1)         751.5
                                                ------------   ------------   ------------   ------------   ------------

TOTAL ASSETS                                    $    4,190.3   $    2,925.0   $    3,395.0   $   (5,431.8)  $    5,078.5
                                                ============   ============   ============   ============   ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities      $      151.7   $       80.7   $      686.2   $     (122.7)  $      795.9
  Current portion of long-term debt                      1.5             --            1.9             --            3.4
  Other current liabilities                            164.1            9.2          231.2         (338.7)          65.8
                                                ------------   ------------   ------------   ------------   ------------
           TOTAL CURRENT LIABILITIES                   317.3           89.9          919.3         (461.4)         865.1

Long-term debt                                       2,748.8             --        1,391.0       (1,406.1)       2,733.7
Other noncurrent liabilities                            48.0            4.0          351.4             --          403.4
                                                ------------   ------------   ------------   ------------   ------------
           TOTAL LIABILITIES                         3,114.1           93.9        2,661.7       (1,867.5)       4,002.2
                                                ------------   ------------   ------------   ------------   ------------

MINORITY INTERESTS                                        --             --            0.1             --            0.1
                                                ------------   ------------   ------------   ------------   ------------

EQUITY:
  Member's equity, 1,000 units                       1,026.1             --             --             --        1,026.1
  Subsidiary equity                                       --        2,352.3          740.1       (3,092.4)            --
  Retained earnings                                    168.3          587.8           61.3         (649.1)         168.3
  Accumulated other comprehensive loss                (118.2)        (109.0)         (68.2)         177.2         (118.2)
                                                ------------   ------------   ------------   ------------   ------------
           TOTAL EQUITY                              1,076.2        2,831.1          733.2       (3,564.3)       1,076.2
                                                ------------   ------------   ------------   ------------   ------------

TOTAL LIABILITIES AND EQUITY                    $    4,190.3   $    2,925.0   $    3,395.0   $   (5,431.8)  $    5,078.5
                                                ============   ============   ============   ============   ============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS
DECEMBER 31, 2001 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                PARENT ONLY                                                 CONSOLIDATED
                                                 HUNTSMAN                         NON-                        HUNTSMAN
ASSETS                                         INTERNATIONAL    GUARANTORS     GUARANTORS    ELIMINATIONS   INTERNATIONAL
                                               -------------   ------------   ------------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $       21.0   $        2.8   $       60.1   $         --   $       83.9
  Accounts and notes receivable, net                    65.8           87.2          450.0         (101.4)         501.6
  Inventories                                           52.0           55.8          393.6             --          501.4
  Other current assets                                 131.2          131.4           57.5         (262.0)          58.1
                                                ------------   ------------   ------------   ------------   ------------
           TOTAL CURRENT ASSETS                        270.0          277.2          961.2         (363.4)       1,145.0

Property, plant and equipment, net                     590.8          359.5        1,889.2             --        2,839.5
Investment in unconsolidated affiliates              2,714.0          821.4            1.5       (3,389.9)         147.0
Other noncurrent assets                                417.5        1,302.8          296.5       (1,286.2)         730.6
                                                ------------   ------------   ------------   ------------   ------------

TOTAL ASSETS                                    $    3,992.3   $    2,760.9   $    3,148.4   $   (5,039.5)  $    4,862.1
                                                ============   ============   ============   ============   ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities      $      162.8   $       79.4   $      651.4   $     (131.7)  $      761.9
  Current portion of long-term debt                      1.5             --            5.3             --            6.8
  Other current liabilities                            125.4           18.1          155.0         (231.7)          66.8
                                                ------------   ------------   ------------   ------------   ------------
           TOTAL CURRENT LIABILITIES                   289.7           97.5          811.7         (363.4)         835.5

Long-term debt                                       2,664.4             --        1,264.9       (1,286.2)       2,643.1
Other noncurrent liabilities                            46.5            3.8          333.7             --          384.0
                                                ------------   ------------   ------------   ------------   ------------
           TOTAL LIABILITIES                         3,000.6          101.3        2,410.3       (1,649.6)       3,862.6
                                                ------------   ------------   ------------   ------------   ------------

MINORITY INTERESTS                                        --             --            7.8             --            7.8
                                                ------------   ------------   ------------   ------------   ------------

EQUITY:
  Member's equity, 1,000 units                       1,026.1             --             --             --        1,026.1
  Subsidiary equity                                       --        2,400.5          720.5       (3,121.0)            --
  Retained earnings                                    166.4          513.6          103.2         (616.8)         166.4
    Accumulated other comprehensive loss              (200.8)        (254.5)         (93.4)         347.9         (200.8)
                                                ------------   ------------   ------------   ------------   ------------
           TOTAL EQUITY                                991.7        2,659.6          730.3       (3,389.9)         991.7
                                                ------------   ------------   ------------   ------------   ------------

TOTAL LIABILITIES AND EQUITY                    $    3,992.3   $    2,760.9   $    3,148.4   $   (5,039.5)  $    4,862.1
                                                ============   ============   ============   ============   ============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                PARENT ONLY                                                 CONSOLIDATED
                                                  HUNTSMAN                        NON-                        HUNTSMAN
                                               INTERNATIONAL    GUARANTORS     GUARANTORS    ELIMINATIONS   INTERNATIONAL
                                               -------------   ------------   ------------   ------------   ------------
REVENUES:
  Trade sales and services                      $      177.3   $      167.8   $      739.3   $         --   $    1,084.4
  Related party sales                                   32.8           32.2           90.4          (64.8)          90.6
                                                ------------   ------------   ------------   ------------   ------------

TOTAL REVENUE                                          210.1          200.0          829.7          (64.8)       1,175.0

COST OF GOODS SOLD                                     138.6          159.2          784.4          (64.8)       1,017.4
                                                ------------   ------------   ------------   ------------   ------------

GROSS PROFIT                                            71.5           40.8           45.3             --          157.6

EXPENSES:
  Selling, general and administrative                   38.8           (3.8)          27.1             --           62.1
  Research and development                               9.4            0.7            3.6             --           13.7
                                                ------------   ------------   ------------   ------------   ------------

TOTAL EXPENSES                                          48.2           (3.1)          30.7             --           75.8
                                                ------------   ------------   ------------   ------------   ------------

OPERATING INCOME                                        23.3           43.9           14.6             --           81.8

Interest expense (income), net                          59.4          (28.6)          27.1             --           57.9
Loss (gain) on sale of accounts receivable              (0.5)           0.8           (3.8)            --           (3.5)
Equity in earnings of unconsolidated
  affiliates                                            35.8          (42.3)            --            6.5             --
Other expense (income)                                   0.4           (0.4)           0.4             --            0.4
                                                ------------   ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                       (0.2)          29.8           (9.1)           6.5           27.0

Income tax expense                                        --             --           28.2             --           28.2
Minority interests in subsidiaries                        --             --           (1.0)            --           (1.0)
                                                ------------   ------------   ------------   ------------   ------------

NET INCOME (LOSS)                                       (0.2)          29.8          (36.3)           6.5           (0.2)
Other comprehensive income                             103.5          160.4           37.5         (197.9)         103.5
                                                ------------   ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME                            $      103.3   $      190.2   $        1.2   $     (191.4)  $      103.3
                                                ============   ============   ============   ============   ============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                PARENT ONLY                                                CONSOLIDATED
                                                 HUNTSMAN                         NON-                       HUNTSMAN
                                               INTERNATIONAL    GUARANTORS     GUARANTORS    ELIMINATIONS  INTERNATIONAL
                                               -------------   ------------   ------------   ------------   ------------
REVENUES:
  Trade sales and services                      $      160.2   $      202.1   $      811.2   $         --   $    1,173.5
  Related party sales                                   39.1           44.9          101.9          (75.3)         110.6
                                                ------------   ------------   ------------   ------------   ------------

TOTAL REVENUE                                          199.3          247.0          913.1          (75.3)       1,284.1

COST OF GOODS SOLD                                     153.7          206.0          829.1          (75.3)       1,113.5
                                                ------------   ------------   ------------   ------------   ------------

GROSS PROFIT                                            45.6           41.0           84.0             --          170.6

EXPENSES:
  Selling, general and administrative                   29.0            6.9           37.7             --           73.6
  Research and development                              11.0            1.0            3.5             --           15.5
                                                ------------   ------------   ------------   ------------   ------------

TOTAL EXPENSES                                          40.0            7.9           41.2             --           89.1
                                                ------------   ------------   ------------   ------------   ------------

OPERATING INCOME                                         5.6           33.1           42.8             --           81.5

Interest expense (income), net                          56.8          (27.7)          25.5             --           54.6
Loss on sale of accounts receivable                      0.8            1.3            1.1             --            3.2
Equity in earnings of unconsolidated affiliates         74.0           14.5             --          (88.5)            --
Other expense                                             --             --            0.9             --            0.9
                                                ------------   ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                              22.0           74.0           15.3          (88.5)          22.8

Income tax expense                                        --             --            0.5             --            0.5
Minority interests in subsidiaries                        --             --            0.3             --            0.3
                                                ------------   ------------   ------------   ------------   ------------

NET INCOME                                              22.0           74.0           14.5          (88.5)          22.0
Other comprehensive loss                               (34.2)         (60.3)         (26.5)          86.8          (34.2)
                                                ------------   ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME (LOSS)                     $      (12.2)  $       13.7   $      (12.0)  $       (1.7)  $      (12.2)
                                                ============   ============   ============   ============   ============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                PARENT ONLY                                                 CONSOLIDATED
                                                 HUNTSMAN                         NON-                        HUNTSMAN
                                               INTERNATIONAL    GUARANTORS     GUARANTORS    ELIMINATIONS  INTERNATIONAL
                                               -------------   ------------   ------------   ------------   ------------
REVENUES:
  Trade sales and services                      $      326.2   $      309.1   $    1,370.7   $         --   $    2,006.0
  Related party sales                                   59.3           59.7          170.1         (122.2)         166.9
                                                ------------   ------------   ------------   ------------   ------------

TOTAL REVENUE                                          385.5          368.8        1,540.8         (122.2)       2,172.9

COST OF GOODS SOLD                                     263.9          296.6        1,451.5         (122.2)       1,889.8
                                                ------------   ------------   ------------   ------------   ------------

GROSS PROFIT                                           121.6           72.2           89.3             --          283.1

EXPENSES:
  Selling, general and administrative                   73.6            1.5           75.7             --          150.8
  Research and development                              17.4            0.9            7.7             --           26.0
                                                ------------   ------------   ------------   ------------   ------------

TOTAL EXPENSES                                          91.0            2.4           83.4             --          176.8
                                                ------------   ------------   ------------   ------------   ------------

OPERATING INCOME                                        30.6           69.8            5.9             --          106.3

Interest expense (income), net                         110.4          (56.0)          53.3             --          107.7
Loss (gain) on sale of accounts receivable               1.3            1.5           (2.7)            --            0.1
Equity in earnings of unconsolidated affiliates         82.9          (50.5)            --          (32.3)           0.1
Other expense (income)                                  (0.1)          (0.4)           0.6             --            0.1
                                                ------------   ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                        1.9           74.2          (45.3)         (32.3)          (1.5)

Income tax benefit                                        --             --            3.2             --            3.2
Minority interests in subsidiaries                        --             --           (0.2)            --           (0.2)
                                                ------------   ------------   ------------   ------------   ------------

NET INCOME (LOSS)                                        1.9           74.2          (41.9)         (32.3)           1.9
Other comprehensive income                              82.6          133.3           13.0         (146.3)          82.6
                                                ------------   ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME (LOSS)                     $       84.5   $      207.5   $      (28.9)  $     (178.6)  $       84.5
                                                ============   ============   ============   ============   ============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                PARENT ONLY                                                CONSOLIDATED
                                                 HUNTSMAN                         NON-                        HUNTSMAN
                                               INTERNATIONAL    GUARANTORS     GUARANTORS    ELIMINATIONS  INTERNATIONAL
                                               -------------   ------------   ------------   ------------   ------------
REVENUES:
  Trade sales and services                      $      315.3   $      362.7   $    1,541.6   $         --   $    2,219.6
  Related party sales                                   87.0           83.2          211.9         (166.0)         216.1
                                                ------------   ------------   ------------   ------------   ------------

TOTAL REVENUE                                          402.3          445.9        1,753.5         (166.0)       2,435.7

COST OF GOODS SOLD                                     320.5          390.5        1,554.1         (166.0)       2,099.1
                                                ------------   ------------   ------------   ------------   ------------

GROSS PROFIT                                            81.8           55.4          199.4             --          336.6

EXPENSES:
  Selling, general and administrative                   55.0           16.1           83.3             --          154.4
  Research and development                              27.2            2.1            2.6             --           31.9
                                                ------------   ------------   ------------   ------------   ------------

TOTAL EXPENSES                                          82.2           18.2           85.9             --          186.3
                                                ------------   ------------   ------------   ------------   ------------

OPERATING INCOME                                        (0.4)          37.2          113.5             --          150.3

Interest expense (income), net                         118.3          (54.4)          50.3             --          114.2
Loss on sale of accounts receivable                      1.1            2.8            1.5             --            5.4
Equity in earnings of unconsolidated affiliates        151.6           62.7             --         (214.2)           0.1
Other expense (income)                                  (0.2)            --           (5.2)            --           (5.4)
                                                ------------   ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                              32.0          151.5           66.9         (214.2)          36.2

Income tax expense                                        --             --            3.2             --            3.2
Minority interests in subsidiaries                        --             --            1.0             --            1.0
                                                ------------   ------------   ------------   ------------   ------------

INCOME BEFORE ACCOUNTING CHANGE                         32.0          151.5           62.7         (214.2)          32.0
Cumulative effect of accounting change                  (1.5)            --             --             --           (1.5)
                                                ------------   ------------   ------------   ------------   ------------

NET INCOME                                              30.5          151.5           62.7         (214.2)          30.5
Other comprehensive loss                              (103.3)        (142.8)         (53.5)         196.3         (103.3)
                                                ------------   ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME (LOSS)                     $      (72.8)  $        8.7   $        9.2   $      (17.9)  $      (72.8)
                                                ============   ============   ============   ============   ============

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                 PARENT ONLY                                                   CONSOLIDATED
                                                   HUNTSMAN                         NON-                         HUNTSMAN
                                                INTERNATIONAL    GUARANTORS      GUARANTORS    ELIMINATIONS   INTERNATIONAL
                                                -------------    ----------      ----------    ------------   -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                            $    (26.2)    $    107.0      $     (0.6)    $        --      $     80.2
                                                  ----------     ----------      ----------     -----------      ----------

INVESTING ACTIVITIES:
  Acquisition of minority interest                        --             --            (9.0)             --            (9.0)
  Capital expenditures                                  (6.3)          (1.2)          (87.3)             --           (94.8)
  Cash received from unconsolidated affiliates            --            2.2              --              --             2.2
  Advances to unconsolidated affiliates                 (1.6)            --              --              --            (1.6)
                                                  ----------     ----------      ----------     -----------      ----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                  (7.9)           1.0           (96.3)             --          (103.2)
                                                  ----------     ----------      ----------     -----------      ----------

FINANCING ACTIVITIES:
  Borrowings under credit facilities                   115.1             --             6.0              --           121.1
  Repayments of credit facilities                     (406.1)            --            (4.4)             --          (410.5)
  Issuance of senior subordinated notes                300.0             --              --              --           300.0
  Debt issuance costs                                  (10.3)            --              --              --           (10.3)
  Cash contributions by parent                            --          110.0         1,406.0        (1,516.0)             --
  Cash distributions from subsidiaries               1,559.2             --              --        (1,559.2)             --
  Cash distributions to parent                            --         (156.8)       (1,402.4)        1,559.2              --
  Cash distributions to subsidiaries                (1,516.0)            --              --         1,516.0              --
  Intercompany advances - net of repayments            (18.0)         (69.7)           87.7              --              --
                                                  ----------     ----------      ----------     -----------      ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                  23.9         (116.5)           92.9              --             0.3
                                                  ----------     ----------      ----------     -----------      ----------

Effect of exchange rate changes
  on cash                                               (0.4)           6.0            (0.5)             --             5.1
                                                  ----------     ----------      ----------     -----------      ----------

Decrease in cash and
  cash equivalents                                     (10.6)          (2.5)          (4.5)              --           (17.6)
Cash and cash equivalents at
  beginning of period                                   21.0            2.8           60.1               --            83.9
                                                  ----------     ----------      ----------     -----------      ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $     10.4     $      0.3      $     55.6     $        --      $     66.3
                                                  ==========     ==========      ==========     ===========      ==========

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                 PARENT ONLY                                                   CONSOLIDATED
                                                   HUNTSMAN                         NON-                         HUNTSMAN
                                                INTERNATIONAL    GUARANTORS      GUARANTORS    ELIMINATIONS   INTERNATIONAL
                                                -------------    ----------      ----------    ------------   -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                            $    (90.8)    $     79.1      $    110.0     $        --      $     98.3
                                                  ----------     ----------      ----------     -----------      ----------

INVESTING ACTIVITIES:
  Acquisition of businesses                               --          (29.1)         (180.4)             --          (209.5)
  Capital expenditures                                 (12.3)          (2.2)          (98.9)             --          (113.4)
  Cash received from unconsolidated affiliates           4.9             --              --              --             4.9
  Advances to unconsolidated affiliates                 (1.3)            --              --              --            (1.3)
                                                  ----------     ----------      ----------     -----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                   (8.7)         (31.3)         (279.3)             --          (319.3)
                                                  ----------     ----------      ----------     -----------      ----------

FINANCING ACTIVITIES:
  Borrowings under credit facilities                     1.5             --             3.9              --             5.4
  Issuance of senior subordinated notes                233.2             --              --              --           233.2
  Debt issuance costs                                   (4.6)            --              --              --            (4.6)
  Cash contributions by parent                            --          585.9         1,783.5        (2,369.4)            --
  Cash distributions from subsidiaries               2,192.5             --              --        (2,192.5)            --
  Cash distributions to parent                            --         (484.9)       (1,707.6)        2,192.5             --
  Cash distributions to subsidiaries                (2,318.2)         (51.2)             --         2,369.4             --
  Intercompany advances - net of repayments             (1.7)         (93.4)           95.1              --             --
                                                  ----------     ----------      ----------     -----------      ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                 102.7          (43.6)          174.9              --           234.0
                                                  ----------     ----------      ----------     -----------      ----------
Effect of exchange rate changes
  on cash                                               (8.8)          (4.2)            1.2              --           (11.8)
                                                  ----------     ----------      ----------     -----------      ----------
Increase (decrease) in cash and
  cash equivalents                                      (5.6)            --             6.8              --             1.2
Cash and cash equivalents at
  beginning of period                                    5.7             --            60.4              --            66.1
                                                  ----------     ----------      ----------     -----------      ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $      0.1     $       --      $     67.2     $        --      $     67.3
                                                  ==========     ==========      ==========     ===========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Huntsman International LLC and its subsidiaries (collectively, the "Company," "our," "us" or "we") derive their revenues, earnings and cash flow from the manufacture and sale of a wide variety of specialty and commodity chemical products. These products are manufactured at facilities located in the Americas, Europe, Africa and Asia and are sold throughout the world. We manage our businesses in four operating segments: Polyurethanes (our polyurethanes and PO business); Base Chemicals (our olefins and aromatics business in the United Kingdom); Pigments (our titanium dioxide business); and Performance Products (our surfactants, ethyleneamines and other performance chemicals business). During 2002, we realigned our principal operating segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments, and the former Petrochemicals segment was renamed Base Chemicals.

     The profitability of our four principal operating segments is impacted to varying degrees by economic conditions, prices of raw materials, customers' inventory levels, global supply and demand pressures as well as other seasonal and, to a limited extent, cyclical factors. Generally, the global market for our polyurethanes and performance products has grown at rates in excess of global GDP growth, while the demand for our petrochemical and pigments products has historically grown at rates that are approximately equal to global GDP growth.

RECENT EVENTS

SENIOR NOTES OFFERING

     On March 18, 2002, we sold $300 million aggregate principal amount of our 9.875% Senior Notes due 2009 (the "2002 HI Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933. We used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of our senior secured credit facilities (the "HI Credit Facilities"). The balance of the net proceeds was used to repay amounts due under the term loan portion of the HI Credit Facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003.

     On May 31, 2002, pursuant to our obligations under the Registration Rights Agreement, dated March 21, 2002, with the initial purchasers of the 2002 HI Notes, we filed a registration statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") to publicly register 2002 HI Notes which will be exchanged for the outstanding privately issued 2002 HI Notes. On June 12, 2002 the Division of Corporation Finance of the SEC informed us that they would not review the Registration Statement and that we could request effectiveness of the Registration Statement at any time. We expect to file a pre-effective amendment to the Registration Statement following the filing of this quarterly report on Form 10-Q and will request that the SEC declare the Registration Statement be effective at that time. We will commence the exchange offer in respect of the 2002 HI Notes following the effectiveness of the Registration Statement.

ACQUISITION OF MINORITY INTEREST IN TIOXIDE SOUTHERN AFRICA (PTY.) LTD.

     In June 2002, we acquired the 40% minority interest in Tioxide Southern Africa (Pty.) Ltd. that was held by AECI Limited. The purchase price for this interest was approximately $9 million. Tioxide Southern Africa (Pty.) Ltd. is now our indirect, wholly-owned subsidiary.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     We are currently attempting to expand our accounts receivable securitization program by including the receivables of several addition subsidiaries. The expansion of the program requires amendments to the agreements governing the program. Although there can be no assurance that we will be successful in obtaining the necessary amendments, we hope to complete the amendments during the third quarter of 2002. If the amendment is approved, we anticipate that the special purpose entity used in the program could issue up to approximately $100 million in additional commercial paper. For more information, see "--Liquidity and Capital Resources--Securitization of Receivables" below.

PLEDGE OF THE MEMBERSHIP INTERESTS OF OUR PARENT COMPANY

     On November 2, 2000, Imperial Chemical Industries PLC ("ICI"), Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), Huntsman International Holdings and our Company entered into agreements pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers ICI's 30% membership interest in our parent company, Huntsman International Holdings, that is indirectly held by ICI (the "ICI 30% Interest"). Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under these agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. The amended option agreement also requires Huntsman Specialty to cause Huntsman International Holdings to pay up to $112 million of dividends to its members, subject to certain conditions. These conditions include the receipt of consent from our senior secured lenders and our ability to make restricted payments under the indentures governing our outstanding senior notes and senior subordinated notes (collectively, the "HI Notes"), as well as the outstanding high yield notes of Huntsman International Holdings (the "HIH Notes"). At June 30, 2002, the terms of the indentures governing the HIH Notes do not permit Huntsman International Holdings to make restricted payments.

     In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest, Huntsman Specialty granted ICI a lien on 30% of the outstanding membership interests in Huntsman International Holdings. As discussed below in "--Certain Events Affecting Huntsman Corporation and Huntsman Polymers Corporation," Huntsman Specialty's agreements with ICI may effectively be modified in important respects as a result of an agreement between Matlin Patterson Global Opportunities Partners, L.P. ("GOP") (formerly known as CSFB Global Opportunities Partners, L.P.) and ICI. This agreement provides GOP with an option to acquire the ICI 30% Interest on or before May 15, 2003. In connection with the proposed restructuring of Huntsman Corporation's debt described below, GOP has agreed to contribute its rights under this agreement to a new holding entity to be formed by GOP, the Huntsman family and others ("Huntsman Holdings"). Huntsman Holdings would also hold, directly or indirectly, all the common stock and substantially all the preferred stock of Huntsman Corporation. If Huntsman Holdings does not exercise its option and if Huntsman Specialty does not satisfy its obligation to ICI with respect to ICI's put right, ICI could foreclose on Huntsman Specialty's pledge. Such a foreclosure by ICI could result in a "change of control" under the indentures governing the HI Notes and the HIH Notes and under the HI Credit Facilities. A "change of control" would constitute a default under the HI Credit Facilities. It would also entitle both the holders of the HI Notes and the holders of the HIH Notes to exercise their rights to require the respective company to repurchase these notes from them. Under such circumstances there can be no assurance that our Company or Huntsman International Holdings would have sufficient funds to purchase all the notes.

CERTAIN EVENTS AFFECTING HUNTSMAN CORPORATION AND HUNTSMAN POLYMERS CORPORATION

     Huntsman Corporation, which together with its affiliates indirectly holds 60% of our membership interests, failed to make the interest payments on its senior subordinated notes due on January 1, 2002 and on July 1, 2002. Huntsman Polymers Corporation, a wholly-owned subsidiary of Huntsman Corporation ("Huntsman Polymers"), failed to make the interest payments on its senior notes due on December 1, 2001 and June 1, 2002. In addition, during 2001, Huntsman Corporation was not in compliance with certain financial covenants contained in its credit facilities. As a result, Huntsman Corporation entered into discussions with its bank lenders regarding a comprehensive restructuring of its debt.

     Effective as of December 20, 2001, Huntsman Corporation and its bank lenders entered into forbearance, waiver and amendment agreements (collectively, as amended, the "Amendment Agreement"). Under the Amendment Agreement, substantially all the existing defaults and some future defaults were waived and the bank lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). The Forbearance Period has been extended until October 15, 2002. In addition, in connection with extending the Forbearance Period, Huntsman Corporation's bank lenders have agreed to postpone an amortization payment due under one of its bank credit facilities to October 15, 2002.

     In June, 2002, ICI announced that it had reached an agreement with GOP regarding the sale to BNAC, Inc., a subsidiary of GOP ("BNAC"), of

     - the senior subordinated reset discount notes due 2009 of Huntsman International Holdings (the "B Notes") that were originally issued to ICI, and

     -    the subsidiary of ICI that holds the ICI 30% Interest.

Pursuant to this agreement, GOP and BNAC have paid $160 million of a total purchase price of $440 million. GOP and BNAC's remaining purchase price under their option arrangement for the ICI 30% Interest is due on May 15, 2003. The failure of GOP and BNAC to make at least a partial payment of the purchase price in respect of the option arrangement by May 15, 2003 could result in the forfeiture of the B Notes to ICI. Moreover, Huntsman Holdings could lose all of the $160 million payment previously made by GOP and BNAC to ICI if it does not exercise the option or timely pay the option consideration.

     GOP and CPH have collectively purchased, in the aggregate, approximately 88% of the outstanding Huntsman Corporation and Huntsman Polymers' bonds. In June 2002, Huntsman Corporation reached agreements with GOP and CPH to restructure its debt.

     On July 15, 2002, Huntsman Corporation solicited the consent of its existing bank lenders seeking, among other things, their consent to a plan to restructure Huntsman Corporation's debt (the "Proposed Restructuring"), without the intervention of a bankruptcy court, that would involve the following:

     - Members of the Huntsman family who own equity interests in Huntsman Corporation and any of its subsidiaries, together with certain affiliated entities that own such equity interests, (collectively, the "Huntsman Family") would contribute all their equity interests in Huntsman Corporation and its subsidiaries to Huntsman Holdings in exchange for equity interests in Huntsman Holdings.

     - As of June 30, 2002, GOP and Consolidated Press Holdings Limited ("CPH") held, in the aggregate, $746 million principal and accrued interest of Huntsman Corporation's and Huntsman Polymers' bonds. Subject to certain conditions, GOP and CPH have agreed to convert these bonds, directly or indirectly, into shares of Huntsman Corporation. These bonds would then be canceled. The Huntsman Corporation shares received would be exchanged, directly or indirectly, for equity interests in Huntsman Holdings.

     - GOP would exchange its shares of BNAC, which holds the B Notes, the option to acquire the ICI 30% Interest and cash, for equity interests in Huntsman Holdings.

     - Amendments to Huntsman Corporation's current bank credit facilities which would be comprised of the following:

          - A term loan facility maturing in 2007 which would be secured by a second lien on substantially all the assets of Huntsman Corporation and its domestic restricted subsidiaries; and

          - A $275 million priority revolving credit facility maturing in 2006 (the "Priority Facility"). Subject to certain conditions, Deutsche Bank Securities Inc. and Deutsche Bank Trust Company Americas have agreed to underwrite the Priority Facility. The Priority Facility would replace Huntsman Corporation's existing $150 million supplemental accounts receivable facility, and fund certain payments at closing and would be available for general corporate purposes. The Priority Facility would be limited by a borrowing base consisting of eligible accounts receivable and inventory and would have a first lien on substantially all the assets of Huntsman Corporation and its domestic, restricted subsidiaries.

     - The reinstatement of the approximately $59 million in principal amount of Huntsman Corporation's and approximately $37 million in principal amount of Huntsman Polymers' bonds not held by GOP and CPH. The non-payment of interest defaults on these bonds would be cured by paying approximately $5 million of interest that has accrued on Huntsman Polymers' bonds to be reinstated since December 2001 and approximately $5 million of interest that has accrued on Huntsman Corporation's bonds to be reinstated since January 2002.

     - Pursuant to previously adopted amendments to the indentures governing the Huntsman Corporation and Huntsman Polymers bonds which will become effective upon completion of the Proposed Restructuring, most of the restrictive covenants in these indentures would be eliminated.

     Huntsman Corporation is in the process of seeking to complete the Proposed Restructuring on an out-of-court basis before October 15, 2002. This will require the consent of all of Huntsman Corporation's bank lenders (the "100% Consent"). Huntsman Corporation has received significant support from its bank lenders for the out-of-court restructuring. Huntsman Corporation is confident that it will complete the restructuring on an out-of-court basis but there can be no assurance that Huntsman Corporation will obtain the 100% Consent and be able to complete the Proposed Restructuring on an out-of-court basis. If Huntsman Corporation is unable to secure the 100% Consent, Huntsman Corporation may seek to achieve the proposed restructuring by filing a prepackaged plan of reorganization in a Chapter 11 proceeding under the United States Bankruptcy Code ("Chapter 11 Cases"). Huntsman Corporation must satisfy certain statutory requirements in order for its prepackaged plan of reorganization to be confirmed. Huntsman Corporation believes that, as of August 14, 2002, it has sufficient votes from its bank lenders to permit it to seek confirmation of a prepackaged plan of reorganization on or before October 15, 2002 should it not obtain the 100% Consent. However, there can be no assurance that the prepackaged plan of reorganization would be confirmed. Pursuant to its agreement with GOP, Huntsman Corporation could be required to file Chapter 11 Cases on or after October 15, 2002 if it has not received the 100% Consent to the Proposed Restructuring and it has obtained irrevocable votes in favor of the prepackaged plan of reorganization from at least two-thirds in principal amount and a majority of its bank lenders. Huntsman believes that, as of August 14, 2002, it has obtained these votes.

     Unless Huntsman Corporation completes the Proposed Restructuring or otherwise restructures its debt before October 15, 2002, Huntsman Corporation's lenders could pursue certain remedies against it, including foreclosure on a pledge of Huntsman Corporation's 80.1% equity interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"). HSCHC owns 100% of Huntsman Specialty, which in turn owns 60% of the equity interests of Huntsman International Holdings, our direct parent. Foreclosure on the HSCHC equity would result in a "change of control" within the meaning of the indentures governing the HI Notes, the HIH Notes and the HI Credit Facilities. In addition, although the Proposed Restructuring is intended to avoid this result, it could result in a "change of control" within the meaning of the indentures governing the HI Notes and the HIH Notes and under the HI Credit Facilities.

     As noted in "--Pledge of the Membership Interests of the Company's Parent" above, a "change of control" would constitute a default under the HI Credit Facilities. It would also entitle both the holders of the HI Notes and the holders of the HIH Notes to exercise their rights to require the respective company to repurchase these notes from them. Under such circumstances there can be no assurance that our Company or Huntsman International Holdings would have sufficient funds to purchase all the notes. Further, there can be no assurance that Huntsman Corporation will successfully complete the transactions which will be necessary to avoid a "change of control" within the meaning of the indentures governing the HI Notes and the HIH Notes and under the HI Credit Facilities.

     Neither our Company nor Huntsman International Holdings has guaranteed or provided any other credit support to Huntsman Corporation under its credit facilities or notes. No events of default under Huntsman Corporation's credit facilities or its notes, nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the indentures governing the HI Notes or the HIH Notes or under the HI Credit Facilities, except insofar as foreclosure on Huntsman Corporation's pledge of its interest in HSCHC would result in a "change of control" as described above.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                  THREE MONTHS      THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                     ENDED             ENDED             ENDED            ENDED
                                                  JUNE 30, 2002     JUNE 30, 2001     JUNE 30, 2002     JUNE 30, 2001
                                                  -------------     -------------     -------------    -------------
Revenues                                           $   1,175.0       $  1,284.1        $   2,172.9       $  2,435.7
Cost of goods sold                                     1,017.4          1,113.5            1,889.8          2,099.1
                                                   -----------       ----------        -----------       ----------

Gross profit                                             157.6            170.6              283.1            336.6
Expenses of selling, general, and
  administrative, research, and development               75.8             89.1              176.8            186.3
                                                   -----------       ----------        -----------       ----------

Operating income                                          81.8             81.5              106.3            150.3
Interest expense, net                                     57.9             54.6              107.7            114.2
Loss (gain) on sale of accounts receivable                (3.5)             3.2                0.1              5.4
Other expense (income)                                     0.4              0.9                 --             (5.5)
                                                   -----------       ----------        -----------       ----------

Income (loss) before income taxes                         27.0             22.8               (1.5)            36.2
Income tax expense (benefit)                              28.2              0.5               (3.2)             3.2
Minority interests in subsidiaries                        (1.0)             0.3               (0.2)             1.0
Cumulative effect of accounting change                     --                --                 --              1.5
                                                   -----------       ----------        -----------       ----------

Net income (loss)                                  $      (0.2)      $     22.0        $       1.9       $     30.5
                                                   ===========       ==========        ===========       ==========

Depreciation and amortization                      $      63.3       $     58.5        $     125.9       $    116.8
                                                   ===========       ==========        ===========       ==========

EBITDA (1)                                         $     148.2       $    135.9        $     232.1       $    267.2
Loss (gain) on sale of accounts
  receivable (2)                                          (3.5)             3.2                0.1              5.4
                                                   -----------       ----------        -----------       ----------

Adjusted EBITDA                                    $     144.7       $    139.1        $     232.2       $    272.6
                                                   ===========       ==========        ===========       ==========

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     For the three months ended June 30, 2002, we had a net loss of $0.2 million on revenues of $1,175.0 million, compared to net income of $22.0 million on revenues of $1,284.1 million for the same period in 2001. The decrease of $22.2 million in net income was the result of the following items:

     - Revenues for the three months ended June 30, 2002 decreased by $109.1 million, or 8%, to $1,175.0 million from $1,284.1 million during the same period in 2001. This decrease in revenue resulted from lower sales in the Polyurethanes, Base Chemicals and Performance Products segments which were partially offset by increased sales in the Pigments segment. Sales in the Performance Products segment benefited from the acquisition of the ethyleneamines business in February 2001 and the surfactants business in April 2001.

     - Gross profit for the three months ended June 30, 2002 decreased by $13.0, or 8%, to $157.6 million from $170.6 million in the same period in 2001. This decline was mainly the result of lower average selling prices in the Pigments segment and lower sales volumes in the Base Chemicals segment as described below. These decreases were partially offset by higher gross profit in the Polyurethanes and Performance Products segments.

     - Selling, administrative and research and development ("SG&A") costs for the three months ended June 30, 2002 decreased by $13.3 million, or 15%, mainly due to foreign currency exchange gains in 2002 as opposed to foreign currency losses in 2001.

     - Net interest expense for the three months ended June 30, 2002 increased by $3.3 million or 6% to $57.9 million from $54.6 million for the same period in 2001. The increase was primarily due to additional debt and was partially offset by lower market interest rates in the 2002 period.

     - Income tax expense increased by $27.7 million to $28.2 million for the three months ended June 30, 2002 as compared to $0.5 million for the same period in 2001. Higher taxes were due primarily to a change in the mix of income (loss) earned in the United States versus international locations.

     The following table sets forth the sales and income for each of our operating segments. Segment income is operating income excluding unallocated corporate overhead.

                                                                             THREE MONTHS          THREE MONTHS
                                                                                 ENDED                 ENDED
                                                                             JUNE 30, 2002         JUNE 30, 2001
                                                                           ---------------        --------------
   REVENUES
   Polyurethanes                                                             $       523.0         $       546.8
   Pigments                                                                          234.5                 230.4
   Base Chemicals                                                                    274.1                 354.0
   Performance Products                                                              171.8                 177.8
   Eliminations                                                                      (28.4)                (24.9)
                                                                           ---------------        --------------
     TOTAL                                                                   $     1,175.0         $     1,284.1
                                                                           ===============        ==============

   SEGMENT INCOME (LOSS)
   Polyurethanes                                                             $        78.1         $        55.0
   Pigments                                                                            2.5                  32.4
   Base Chemicals                                                                    (19.2)                 (2.0)
   Performance Products                                                                9.7                   7.2
                                                                           ---------------        --------------
     TOTAL                                                                            71.1                  92.6

   UNALLOCATED ITEMS
   Administrative and other(1)                                                       (14.8)                 15.5
   Interest expense, net                                                              57.9                  54.6
   Income taxes                                                                       28.2                   0.5
                                                                           ---------------        --------------
   NET INCOME (LOSS)                                                         $        (0.2)        $        22.0
                                                                           ===============        ==============

(1) Administrative and other includes unallocated corporate overhead, loss on the sale of accounts receivable, other non-operating income (expense) and unallocated depreciation and amortization.

POLYURETHANES

     Polyurethanes revenues for the three months ended June 30, 2002 decreased by $23.8 million, or 4%, to $523.0 million from $546.8 million for the same period in 2001. The lower revenues were primarily due to a $25.9 million decrease in MTBE revenue as compared to the same period in 2001. MTBE sales volumes were relatively unchanged from the prior year, however, average selling prices decreased by 27% due to lower gasoline prices. MDI sales volumes increased by 6% with the Americas and Europe increasing by

14% and 1% respectively, while volumes in Asia decreased by 3%, as compared to 2001. The increased MDI sales volume was partially offset by a 3% decrease in selling prices. Polyol sales increased by 11%, due to a 12% increase in volumes, partially offset by a decrease in average selling prices. PO sales increased by 3% due to a 3% increase in sales volumes and average selling prices remaining relatively steady. Revenues in Europe benefited from the positive exchange impact of the euro strengthening against the dollar.

     Polyurethanes segment income for the three months ended June 30, 2002 increased by $23.1 million, or 42%, to $78.1 million from $55.0 million for the same period in 2001. Increased segment income resulted mainly from increased gross profit on MDI, which resulted from decreases in the cost of natural gas and other raw materials. These decreased raw materials costs also had a significant benefit on PO and MTBE direct costs. Gross profit on MDI and polyols increased by 25% and 19%, respectively. Polyols gross profit benefited from higher sales volumes which more than offset lower average selling prices. Gross profit in PO/MTBE increased by 8% due to decreases in the cost of major raw materials which more than offset lower MTBE selling prices. SG&A costs for second quarter 2002 decreased by 6% as compared to second quarter 2001 mainly due to cost reduction efforts but this reduction was offset by foreign currency losses in 2002 as opposed to gains in 2001.

PIGMENTS

     Pigments revenues for the three months ended June 30, 2002 increased by $4.1 million, or 2%, to $234.5 million from $230.4 million for the same period in 2001. Average selling prices decreased by 10%, as compared to the same period of 2001, due to unfavorable industry supply-demand balance over the past year. Average selling prices increased near the end of the quarter as price increases went into effect. Sales volumes increased by 12% in the second quarter of 2002 as compared to the same period last year due to increased sales in the United States, Europe and Asia. Sales in the United States, Europe and Asia were up 17%, 11% and 14% respectively.

     Pigments segment income for the second quarter 2002 decreased by $29.9 million to $2.5 million from $32.4 million for the second quarter 2001. The decline in segment earnings was mainly due to lower gross profit resulting from lower selling prices as compared to the prior year. SG&A costs increased by $3.7 million as a result of costs associated with the implementation of our SAP software system and foreign exchange losses in 2002 versus gains in 2001.

BASE CHEMICALS

     Base Chemicals revenues for the three months ended June 30, 2002 decreased by $79.9 million, or 23%, to $274.1 million from $354.0 million for the same period in 2001. Decreased revenues were mainly due to lower selling prices and the olefins plant undergoing its turnaround during the quarter, which lasted 47 days. Average selling prices fell for most products, with reductions averaging 10%, which is consistent with lower feedstock prices. Sales volumes of ethylene and propylene fell by 13% and 27% respectively. Sales volumes of paraxylene and cyclohexane increased by 39% and 36% respectively, while sales volumes of benzene fell by 6% due to increased internal demand to source cyclohexane production.

     Base Chemicals segment income for the three months ended June 30, 2002 decreased by $17.2 million, to a loss of $19.2 million, from a loss of $2.0 million for the same period in 2001. Gross profit fell by $20.3 million to a loss of $18.3 million. Underlying margins were higher in this period than in 2001 in both the olefins and aromatics markets but the volume reduction in olefins and the cost of purchasing product to cover the turnaround negated the impact of the stronger underlying margins. The turnaround had negative impact of approximately $9.0 million on gross profit. SG&A and other costs in second quarter 2002 decreased by $1.4 million from second quarter 2001 mainly due to foreign currency exchange gains resulting from the strengthening of the pound versus the dollar.

PERFORMANCE PRODUCTS

     Performance Products revenues for the three months ended June 30, 2002 decreased by $6.0 million, or 3%, to $171.8 million from $177.8 million for the same period in 2001. Surfactants revenues increased by 5% due to increased volumes while selling prices remained steady. Ethyleneamines revenues decreased by 12% due to a 12% decrease in average selling prices, while volumes remained similar quarter to quarter. Revenues from other performance chemicals remained relatively unchanged as volumes increased 10% and selling prices decreased by 6%.

     Performance Products segment income for the three months ended June 30, 2002 increased by $2.5 million, to $9.7 million, from $7.2 million for the same period in 2001. Surfactants gross profit increased by 18% mainly due to lower raw material costs. Ethyleneamines gross profit increased by 49%, mainly due to lower raw materials costs. SG&A for Performance Products increased by $3.5 million due to the stronger euro and higher management costs as new regional/global organizations were implemented.

UNALLOCATED ITEMS

     Unallocated items includes unallocated corporate overhead, loss on the sale of accounts receivable, other non-operating income (expense), unallocated depreciation and amortization, interest and taxes. Unallocated items remained fairly consistent in total for the three months ended June 30, 2002 as compared to the same period in 2001, but its components changed significantly. Administrative and other expenses decreased by $30.3 million mainly due to $29.2 million of foreign currency exchange gains in the three months ended June 30, 2002. The exchange gains resulted from the strengthening of the pound and the euro versus the dollar. SG&A expenses remained relatively flat. Net interest expense for the three months ended June 30, 2002 increased by $3.3 million or 6% to $57.9 million from $54.6 million for the same period in 2001. The increase was primarily due to additional debt but was partially offset by lower market interest rates in the 2002 period. Income tax expense increased by $27.7 million to $28.2 million for the three months ended June 30, 2002 as compared to $0.5 million for the same period in 2001. Higher taxes were due primarily to a change in the mix of income (loss) earned in the United States versus international locations.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     For the six months ended June 30, 2002, we had net income of $1.9 million on revenues of $2,172.9 million, compared to net income of $30.5 million on revenues of $2,435.7 million for the same period in 2001. The decrease of $28.6 million in net income was the result of the following items:

- Revenues for the six months ended June 30, 2002 decreased by $262.8 million, or 11%, to $2,172.9 million from $2,435.7 million during the same period in 2001. This decrease in revenue resulted from lower sales in the Polyurethanes, Pigments and Base Chemicals segments which were partially offset by increased sales in the Performance Products segment. Sales in the Performance Products segment benefited from the acquisition of the ethyleneamines business in February 2001 and the surfactants business in April 2001.

- Gross profit for the six months ended June 30, 2002 decreased by $53.5, or 16%, to $283.1 million from $336.6 million in the same period in 2001. This decline was mainly the result of lower average selling prices in our Pigment and Base Chemicals segments as described below. These decreases were partially offset by higher gross profit in the Polyurethanes and Performance Products segments.

- SG&A costs for the six months ended June 30, 2002 decreased by $9.5 million, or 5%, mainly due to foreign currency exchange gains in 2002 as opposed to foreign currency losses in 2001.

- Net interest expense for the six months ended June 30, 2002 decreased by $6.5 million or 6% to $107.7 million from $114.2 million for the same period in 2001. The decrease was primarily due to lower market interest rates in the 2002 period and a favorable impact from adjusting interest rate instruments to fair value in accordance with SFAS No. 133.

- Income taxes decreased by $6.4 million to a $3.2 million tax benefit for the six months ended June 30, 2002 as compared to a $3.2 million expense for the same period in 2001. Lower taxes were due primarily to decreased earnings for the period and a change in the mix of income (loss) earned in the United States versus international locations.

     The following table sets forth the sales and income for each of our operating segments. Segment income is operating income excluding unallocated corporate overhead.

                                                                             SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                               JUNE 30, 2002         JUNE 30, 2001
                                                                             ----------------      ----------------
     REVENUES
     Polyurethanes                                                             $     1,011.4         $     1,114.3
     Pigments                                                                          436.7                 458.4
     Base Chemicals                                                                    487.7                 721.6
     Performance Products                                                              283.5                 191.2
     Eliminations                                                                      (46.4)                (49.8)
                                                                             ---------------       ---------------
       TOTAL                                                                   $     2,172.9         $     2,435.7
                                                                             ===============       ===============

     SEGMENT INCOME (LOSS)
     Polyurethanes                                                             $       132.2         $        85.8
     Pigments                                                                            2.7                  72.7
     Base Chemicals                                                                    (38.0)                 16.6
     Performance Products                                                               14.5                   9.6
                                                                             ---------------       ---------------
       TOTAL                                                                           111.4                 184.7

     UNALLOCATED ITEMS
     Administrative and other(1)                                                         5.0                  36.8
     Interest expense, net                                                             107.7                 114.2
     Income taxes                                                                       (3.2)                  3.2
                                                                             ---------------       ---------------
     NET INCOME                                                                $         1.9         $        30.5
                                                                             ===============       ===============

(1) Administrative and other includes unallocated corporate overhead, loss on the sale of accounts receivable, other non-operating income (expense) and unallocated depreciation and amortization.

POLYURETHANES

     Polyurethanes revenues for the six months ended June 30, 2002 decreased by $102.9 million, or 9%, to $1,011.4 million from $1,114.3 million for the same period in 2001. MDI sales volumes increased by 1% with volumes in Asia decreasing by 13% while volumes in the Americas increased by 3% and Europe volumes remained stable, as compared to the 2001 period. Volumes in Asia were lower primarily due to reduced sales under co-producer arrangements. MDI selling prices decreased by 4% with prices down in all regions. Polyol sales increased by 8%, due to a 10% increase in volumes, partially offset by a decrease in average selling prices. PO sales decreased by 5% due to a 5% increase in sales volumes offset by a 7% decrease in sales prices. MTBE sales decreased by 28% from the same period in 2001. MTBE sales volumes were relatively unchanged from the prior year; however, MTBE sales declined due to a 27% decrease in average selling prices primarily the result of lower gasoline prices.

     Polyurethanes segment income for the six months ended June 30, 2002 increased by $46.4 million, or 54%, to $132.2 million from $85.8 million for the same period in 2001. Increased segment income resulted mainly from increased gross profit on MDI, PO, and MTBE, all of which benefited from decreases in the cost of natural gas and other raw materials. Gross profit on MDI and polyols increased by 11% and 1%, respectively. Polyols gross profit benefited from higher sales volumes which more than offset lower average selling prices. Gross profit in PO/MTBE increased by 60% due to decreases in the cost of major raw materials which more than offset lower selling prices. SG&A costs for the first six months of 2002 decreased by 9% as the result of cost reduction efforts but this decrease was offset by foreign currency losses in 2002 as opposed to gains in 2001.

PIGMENTS

     Pigments revenues for the six months ended June 30, 2002 decreased by $21.7 million, or 5%, to $436.7 million from $458.4 million for the same period in 2001. Average selling prices decreased by 13% as compared to the same period of 2001, due to unfavorable industry supply-demand balance over the past year. Average selling prices increased near the end of the period as price increases went into effect. Sales volumes increased by 10% in the first six months of 2002 as compared to the same period last year due to increased sales in the United States, Europe and Asia. Sales in the United States, Europe and Asia were up 16%, 5% and 17% respectively.

     Pigments segment income for the six months ended June 30, 2002 decreased by $70.0 million to $2.7 million from $72.7 million for the first and second quarters 2001. The decline in segment earnings was mainly due to lower gross profit resulting from lower selling prices as compared to the prior year. SG&A costs increased by $5.5 million as a result of costs associated with the implementation of our SAP software system and foreign exchange losses in 2002 versus gains in 2001.

BASE CHEMICALS

     Base Chemicals revenues for the six months ended June 30, 2002 decreased by $233.9 million, or 32%, to $487.7 million from $721.6 million for the same period in 2001. Decreased revenues were mainly due to lower selling prices and the olefins plant undergoing its turnaround during the second quarter of 2002, which lasted 47 days. Average selling prices fell significantly for most products, with reductions averaging 20% consistent with lower feedstock prices. Sales volumes of ethylene and propylene fell by 10% and 14% respectively. Sales volumes of paraxylene, cyclohexane and benzene increased by 14%, 18% and 1% respectively.

     Base Chemicals segment income for the six months ended June 30, 2002 decreased by $54.6 million to a loss of $38.0 million from a profit of $16.6 million for the same period in 2001. Gross profit fell by $53.7 million to a loss of $28.4 million from a profit of $25.3 million. Underlying margins were lower in 2002 as compared to the same period of 2001 for both the olefins and aromatics markets. The effect of this was compounded by volume reductions in olefins and the cost of purchasing product to cover the turnaround. Feedstock price volatility in the first quarter of 2002 which was not recovered through price increases also put downward pressure on gross profit. SG&A costs for the first six months of 2002 remained relatively unchanged as compared to the first six months of 2001.

PERFORMANCE PRODUCTS

     Performance Products revenues for the six months ended June 30, 2002 increased by $92.3 million, or 48%, to $283.5 million from $191.2 million for the same period in 2001. Surfactants revenues increased by 103% versus the same period in 2001. This is due to the surfactants business being acquired in April 2001. Non-comparable revenues in 2002 are $90.7 million. Excluding these sales, revenues for surfactants increased by 5% period over period. Ethyleneamines revenues decreased by 5% as a 20% decrease in selling prices was offset by a significant increase in volumes due to non-comparative sales as the ethlyeneamines business was acquired in February 2001. Revenues from other performance chemicals decreased by 13% as volumes decreased 17% and average selling prices increased by 5%.

     Performance Products segment income for the six months ended June 30, 2002 increased by $4.9 million, to $14.5 million, from $9.6 million for the same period in 2001. Increased segment income is mainly due to non-comparable data as the surfactants business was acquired in April 2001 and the ethyleneamines business was acquired in February 2001. Both businesses benefited from lower raw materials costs in 2002 versus 2001.

UNALLOCATED ITEMS

     Unallocated items includes unallocated corporate overhead, loss on the sale of accounts receivable, other non-operating income (expense), unallocated depreciation and amortization, interest and taxes. Unallocated items decreased for the six months ended June 30, 2002 as compared to the same period in 2001, primarily due to $24.8 million of foreign currency exchange gains in the six months ended June 30, 2002. The exchange gains resulted from the strengthening of the pound and the euro versus the dollar. SG&A expenses remained relatively flat. Net interest expense for the six months ended June 30, 2002 decreased by $6.5 million or 6% to $107.7 million from $114.2 million for the same period in 2001. The decrease was primarily due to lower market interest rates in the 2002 period and a favorable impact from adjusting interest rate instruments to fair value in accordance with SFAS No. 133. Income tax expense decreased by $6.4 million to a benefit of $3.2 million for the six months ended June 30, 2002 as compared to an expense of $3.2 million for the same period in 2001. Lower taxes were due primarily to a change in the mix of income (loss) earned in the United States versus international locations.

LIQUIDITY AND CAPITAL RESOURCES

CASH

     Net cash provided by operating activities for the six months ended June 30, 2002 was $80.2 million, as compared to $98.3 million for the same period in 2001. The decrease in cash provided was attributable to lower operating income offset by a lower net investment in net working capital in the 2002 period.

     Net cash used in investing activities for the six months ended June 30, 2002 was $103.2 million, as compared to $319.3 million for the same period in 2001. The decrease in cash used was attributable to expenditures on acquisitions during the 2001 period and lower capital spending in the 2002 period.

     Net cash provided by financing activities for the six months ended June 30, 2002 was $0.3 million, as compared to $234.0 million for the same period in 2002. In March 2002, we issued the 2002 HI Notes, the proceeds of which were used to pay down $290.4 million of the HI Credit Facilities and to pay $9.6 million of debt issuance costs. We used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used to repay amounts due under the term loan portion of the HI Credit Facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003. During the 2001 period, we issued
(euro)250 million senior subordinated notes, the proceeds of which were used, together with cash flows from operations and borrowings under our revolving credit facility, to fund acquisitions, capital expenditures and a portion of net working capital investment.

DEBT

     As of June 30, 2002, we had $67.0 million of outstanding borrowings under our $400 million revolving credit facility and had $66.3 million in cash balances. We also maintain $60 million of short-term, discretionary overdraft facilities, of which $15.7 million was available on June 30, 2002. We have agreed with our overdraft provider that, effective July 31, 2002, our overdraft facility will be reduced to $30 million in anticipation of the possible expansion of our accounts receivable securitization program. See "--Securitization of Accounts Receivable" below. During this interim period, we expect that our revolving credit facility will be sufficient to fund short-term cash needs.

     As of June 30, 2002, we had outstanding variable rate borrowings of approximately $1.2 billion and (euro)132.2 million. For the six months ended June 30, 2002, the weighted average interest rates of these borrowings were 6.0% and 8.2%, respectively. These rates do not consider the effects of interest rate hedging activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     As of December 31, 2001, our obligations under long-term debt (after giving effect to the amendment, dated March 15, 2002 to the HI Credit Facilities), lease agreements, and other contractual commitments are summarized below (dollars in millions):

                                   LESS THAN                                    AFTER 5
                                    1 YEAR        1-3 YEARS      4-5 YEARS       YEARS          TOTAL
                                   ---------      ---------      ---------      ---------     ---------
Long-term debt                      $   4.3       $   179.7      $  138.7       $ 2,312.6     $ 2,635.3
Capital lease obligations               2.5             2.9           2.5             6.7          14.6
Operating leases                       15.6            20.4          10.6            39.3          85.9
                                    -------       ---------      ---------      ---------     ---------
Total                               $  22.4       $   203.0      $  151.8       $ 2,358.6     $ 2,735.8
                                    =======       =========      =========      =========     =========

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

RESTRUCTURING AND PLANT CLOSING COSTS

     At December 31, 2001, we had a reserve for restructuring costs and plant closing costs of $31.3 million recorded in accrued liabilities. The reserve consisted of $30.5 million for workforce reductions and $0.8 million for other exit costs. During the six months ended June 30, 2002 we made cash payments of approximately $18.8 million in workforce reductions. At June 30, 2002 there was $12.5 million remaining in accrued liabilities consisting of $11.7 million for workforce reductions and $0.8 million for other exit costs.

SECURITIZATION OF ACCOUNTS RECEIVABLE

     In order to reduce our cost of financing, on December 21, 2000, we entered into a securitization program arranged by JP Morgan under which certain trade receivables were and will be transferred to a qualified special purpose off balance sheet entity through December 2005. This entity is not our affiliate. The acquisition of these receivables by the entity was financed through the issuance of commercial paper. We received $175 million in initial proceeds from the securitization transaction which were used to reduce our outstanding indebtedness.

     In June 2001, the special purpose entity issued approximately $165 million in medium term notes due in 2006, replacing the majority of the $175 million commercial paper issued previously. In addition to the medium term notes, the special purpose entity can issue up to $100 million in commercial paper to fund the purchase of receivables. As of June 30, 2002, the special purpose entity had total assets (consisting of cash and accounts receivable) of approximately $299 million, $174 million of medium term notes, and $25 million of commercial paper outstanding. The weighted average interest rates on the medium term notes and commercial paper was 3.0% and 1.9%, respectively, as of June 30, 2002.

     We are currently in the process of negotiating an expansion of our accounts receivable securitization facility. Although there can be no assurance that we will be successful in amending the facility, we hope to complete an amendment prior to the end of the third quarter of 2002 that would allow us to add additional originators. Such an amendment would permit us to issue up to approximately $100 million in additional commercial paper. The HI Credit Facilities require a mandatory prepayment on the senior secured debt to the extent that proceeds from the securitization facility exceed $280 million. As noted previously, the special purpose entity had $174 million outstanding of medium term notes and $25 million outstanding in commercial paper as of June 30, 2002.

     During the six months ended June 30, 2002, we sold approximately $606 million in receivables and received $630 million in proceeds. We recorded $0.1 million as a loss on receivables for the six months ended June 30, 2002.

CAPITAL EXPENDITURES

     Capital expenditures for the six months ended June 30, 2002 were $94.8 million, a decrease of $18.6 million as compared to the same period in 2001. The decrease was primarily attributable to higher spending levels in 2001 associated with the expansion of our titanium dioxide plants. We expect to spend approximately $200 to $225 million during 2002 on capital projects.

     In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the six months ended June 30, 2002 and 2001, we invested $1.6 million and $1.3 million, respectively. During the six months ended June 30, 2002 and 2001, we received $2.2 and $4.9 million, respectively, from Louisiana Pigment.

ENVIRONMENTAL MATTERS

     GENERAL

     Our capital expenditures relating to environmental matters for the six months ended June 30, 2002 and 2001 were approximately $14.2 and $15.4 million, respectively. Capital costs relating to environmental matters in 2002 are expected to total approximately $38 million. Capital expenditures are planned to comply with national legislation implementing the European Union ("EU") Directive on Integrated Pollution Prevention and Control. Under this directive, the majority of our plants will, over the next few years, be required to obtain governmental authorizations, which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment. Under this directive, we will also be required to conduct site assessments to evaluate environmental conditions. Although implementing legislation in most EU member states is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs could be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, particularly the Directive on Hazardous Waste Incineration and the Seveso II Directive, which governs major accident hazards. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation of specific standards which impose requirements on our operations. As a result, capital expenditures beyond those currently anticipated may be required under applicable environmental laws.

     POTENTIAL LIABILITIES

     The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes, entail risk of adverse environmental effects. We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject continually to environmental inspections and monitoring by governmental enforcement authorities. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations arising under any environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Our operations involve the generation, handling, transportation, use and disposal of numerous hazardous substances. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt operations and have a material adverse effect on business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a significant incident, we could incur material costs to address and remediate the incident. In addition, following any such incident, we may incur higher costs to implement measures to prevent future incidents. Given the nature of our business, there can be no assurance that violations of environmental laws will not result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws.

     We have established financial reserves relating to environmental restoration and remediation programs, which we believe, are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience, and cost-sharing arrangements (as to which, we consider the viability of other parties). A total of approximately $15 million has been accrued related to environmental matters as of June 30, 2002. We do not anticipate that any future costs, in excess of those that have been accrued, will be material to the results of operations or financial position as a result of compliance with current environmental laws and regulations.

     In connection with our acquisitions, we generally have entered into agreements that provide us with indemnification for environmental pollution existing on the date of the applicable acquisition.

     A spill at our North Tees facility was discovered on March 27, 2001. The U.K. Environmental Agency ("EA") issued an enforcement notice with respect to the spill on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees, allegedly following a dewatering procedure at the site. The requirements of that notice were complied with, to the satisfaction of the EA, by the end of May 2001. We contained the spill and conducted a program to reclaim the material. On August 1, 2002, we received a summons issued by the EA charging us with three counts of environmental violations in connection with the spill: one count of polluting the river and two counts of violating our environmental authorization. A hearing before a Magistrate has been set for August 28, 2002. If, as a result of this prosecution, we are found legally responsible for the spill, we will face penalties. Although we can give no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, management believes that, if our Company is ultimately found to be legally responsible, the probable penalties would not be material to our financial position or results of operations.

     The Texas Natural Resource Conservation Commission ("TNRCC") has issued certain notices of violation relating to air emissions and wastewater issues at the Port Neches facility, and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. We met with the TNRCC on several occasions in 2001 and early 2002 and have reached a tentative settlement with the agency on penalties. Under the tentative settlement, a fine of no more than $100,000 would be allocable to the PO/MTBE facility. It is possible, however, that the terms of an air permit, which are still being negotiated as part of the settlement, may cause us to incur costs related to equipment charges serving this plant and others in the vicinity that could be material.

     We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty and ICI for the facilities that each of them transferred to
us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

     MTBE DEVELOPMENTS

     In a California case decided on April 16, 2002, three oil companies were found by a jury to be responsible for polluting South Lake Tahoe groundwater with the gasoline additive MTBE, a product which is produced by a number of companies, including our Company. In one finding in that case, MTBE was deemed to be defective under California law because its potential effects on water quality had been withheld. Damages have not yet been assessed in that case. Findings of this kind could encourage similar claims or findings and may result in an adverse effect on the market for MTBE in the United States and elsewhere. We are not a defendant in any pending MTBE case, and our management believes that we would have strong defenses in the event such a case were brought against us. However, there can be no certainty as to the outcome of any such litigation.

     Also in April 2002, the United States Senate passed a bill that would ban in four years the use of MTBE in gasoline in the United States. To date, no similar legislation has been passed by the House of Representatives. The Senate bill in its present form is controversial, both on matters related to MTBE and with respect to other energy policies. It is scheduled for House-Senate conference later this year. Whether this bill in its present or a similar form will become law is unknown at this time.

RECENT FINANCIAL ACCOUNTING STANDARDS

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

     In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's committment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required effective January 1, 2003. We have not yet completed our evaluation of the impact of adopting this statement.

CHANGES IN FINANCIAL CONDITION

     The following information summarizes our working capital position as of June 30, 2002 and December 31, 2001 (dollars in millions):


                                                                JUNE 30,      DECEMBER 31,
                                                                  2002           2001          DIFFERENCE
                                                              -------------   -------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $    66.3       $   83.9        $   (17.6)
  Accounts and notes receivables                                    603.8          501.6            102.2
  Inventories                                                       459.4          501.4            (42.0)
  Prepaid expenses                                                   13.4           10.7              2.7
  Other current assets                                               52.1           47.4              4.7
                                                                ---------       --------        ---------
           Total current assets                                   1,195.0        1,145.0             50.0
                                                                ---------       --------        ---------

CURRENT LIABILITIES:
  Accounts payable                                                  325.9          266.7             59.2
  Accrued liabilities                                               470.0          495.2            (25.2)
  Current portion of long-term debt                                   3.4            6.8             (3.4)
  Deferred income taxes                                                --            5.7             (5.7)
  Other current liabilities                                          65.8           61.1              4.7
                                                                ---------       --------        ---------
           Total current liabilities                                865.1          835.5             29.6
                                                                ---------       --------        ---------

WORKING CAPITAL                                                 $   329.9       $  309.5        $    20.4
                                                                =========       ========        =========

     As of June 30, 2002, our working capital increased by $20.4 million as a result of the net impact of the following significant changes:

     - Decrease in cash balances of $17.6 million is due to the reasons specified in "--Liquidity and Capital Resources--Cash" above;

     - Increase in accounts receivables of $102.2 million is due primarily to strengthening of the euro and increasing sales near the end of the second quarter;

     - Decrease in inventories of $42.0 million is mainly due to a decrease in raw material prices and improved supply chain management;

     - Increase in accounts payable of $59.2 million is mainly due to increasing purchasing activity related to increasing sales near the end of the second quarter;

     - Decrease in accrued liabilities of $25.2 million results from a reduction in our payroll, severance, capital, raw materials and services.

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

     - Certain events affecting Huntsman Corporation could result in a "change of control" under the HI Notes, the HIH Notes and the HI Credit Facilities.

     - The restructuring of Huntsman Corporation could adversely affect our relationships with Huntsman Corporation and its subsidiaries; in such an event we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide to us, if at all.

     - If our subsidiaries do not make sufficient distributions to us, then we will not be able to make required payments on our debt.

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

     - Terrorist attacks, such as the attacks in New York and Washington, D.C. on September 11, 2001, and other attacks or acts of war may adversely affect the markets in which we operate, our operations and our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. Our exposure to foreign currency market risk is limited since our sales prices are typically denominated in euros or US dollars. To the extent we have material foreign currency exposure on known transactions, hedges are put in place monthly to mitigate such market risk. Our exposure to changing commodity prices is also limited (on an annual basis) since the majority of raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

     Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2002, we had outstanding forward foreign exchange contracts with third party banks of $7.0 million. Predominantly, our hedging activity is to sell forward the majority of our surplus non-dollar receivables for United States dollars.

     Under the terms of the HI Credit Facilities, we are required to hedge a significant portion of our floating rate debt. As of June 30, 2002, we had entered into approximately $476 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately six months to twenty-seven months. The majority of these transactions hedge against movements in US dollar interest rates. The US dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.75% to approximately 7.0%. The US dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.75% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.3%. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis point) increase in US dollar interest rates, the effect on the annual interest expense would be an increase of approximately $12.5 million. This increase would be reduced by approximately $2.3 million, on an annualized basis, as a result of the effects of the interest rate swap, cap and collar transactions described above.

     In order to reduce our overall raw material costs, we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At June 30, 2002, we had forward purchase and sales contracts for 20,000 tonnes each (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonnes of naphtha, the change would not result in any material gains or losses because the forward purchase and sales volumes are the same.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1  Certification of Chief Executive Officer

          99.2  Certification of Chief Financial Officer

     (b)  Reports Submitted on Form 8-K:

          There were no reports submitted on Form 8-K during the second quarter of 2002.

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

Date:  August 14, 2002

                                Exhibit Index


99.1  Certification of Chief Executive Officer

99.2  Certification of Chief Financial Officer