Form 10-Q
period 2003-03-31
HUNTSMAN INTERNATIONAL LLC
filed 2003-05-15
CIK 1089748

Use these links to rapidly review the document
HUNTSMAN INTERNATIONAL LLC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-85141

HUNTSMAN INTERNATIONAL LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0630358 (I.R.S. Employer Identification No.
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

        On May 14, 2003, 1,000 member equity units of Huntsman International LLC were outstanding. There is no established trading market for Registrant's units of membership interest. All of Registrant's units of membership interest are held by an affiliate.

HUNTSMAN INTERNATIONAL LLC
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2003

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in Millions)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$49.3	$75.4
Accounts and notes receivables (net of allowance for doubtful accounts of $16.3 and $14.5, respectively)	548.9	467.9
Inventories	600.2	561.3
Prepaid expenses	16.7	22.0
Deferred income taxes	31.2	31.2
Other current assets	71.5	75.4

Total current assets	1,317.8	1,233.2
Property, plant and equipment, net	3,049.8	3,071.1
Investment in unconsolidated affiliates	135.3	133.9
Intangible assets, net	295.7	302.8
Other noncurrent assets	338.2	338.8

Total assets	$5,136.8	$5,079.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$324.5	$314.8
Accrued liabilities	482.2	523.8
Current portion of long-term debt	1.3	43.9
Other current liabilities	27.6	28.7

Total current liabilities	835.6	911.2
Long-term debt	2,924.2	2,729.9
Deferred income taxes	207.9	215.1
Other noncurrent liabilities	148.8	158.4

Total liabilities	4,116.5	4,014.6

Commitments and contingencies (Notes 15 and 16)
Equity:
Member's equity, 1,000 units	1,026.1	1,026.1
Retained earnings	136.5	186.5
Accumulated other comprehensive loss	(142.3)	(147.4)

Total equity	1,020.3	1,065.2

Total liabilities and equity	$5,136.8	$5,079.8

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED) (Dollars in Millions)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues:
Trade sales and services	$1,188.8	$921.1
Related party sales	100.5	76.3
Tolling fees	8.4	0.5

Total revenues	1,297.7	997.9
Cost of goods sold	1,162.3	872.4

Gross profit	135.4	125.5
Expenses:
Selling, general and administrative	88.6	85.3
Research and development	12.2	12.3
Restructuring and plant closing costs	17.1	—

Total expenses	117.9	97.6

Operating income	17.5	27.9
Interest expense	(64.4)	(53.2)
Interest income	0.8	—
Loss on sale of accounts receivable	(9.6)	(3.6)
Other income (expense)	(2.2)	0.4

Loss before income taxes	(57.9)	(28.5)
Income tax benefit	7.9	31.4
Minority interests in subsidiaries' loss	—	(0.8)

Net income (loss)	(50.0)	2.1
Other comprehensive income (loss)	5.1	(20.9)
Comprehensive loss	$(44.9)	$(18.8)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED) (Dollars in Millions)

	Member's Equity
				Accumulated Other Comprehensive Loss
	Shares/ Units	Amount	Retained Earnings		Total
Balance, January 1, 2003	1,000	$1,026.1	$186.5	$(147.4)	$1,065.2
Net loss		—	(50.0)	—	(50.0)
Other comprehensive income		—	—	5.1	5.1

Balance, March 31, 2003	1,000	$1,026.1	$136.5	$(142.3)	$1,020.3

See accompany notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Millions)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Cash Flows From Operating Activities:
Net income (loss)	$(50.0)	$2.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69.0	59.2
Noncash interest expense	3.0	3.4
Deferred income taxes	(9.8)	(34.0)
Loss on foreign currency transactions	(0.7)	(3.1)
Minority interests in subsidiaries	—	0.8
Changes in operating assets and liabilities:
Accounts and notes receivables	(55.2)	(31.8)
Inventories	(34.1)	21.7
Prepaid expenses	5.3	(5.3)
Other current assets	(15.0)	(0.6)
Other noncurrent assets	(0.8)	4.7
Accounts payable	(0.5)	14.2
Accrued liabilities	(44.2)	(59.8)
Other current liabilities	(0.3)	0.8
Other noncurrent liabilities	0.1	1.7

Net cash used in operating activities	(133.2)	(26.0)

Investing Activities:
Capital expenditures	(21.8)	(47.2)
Net cash received from unconsolidated affiliates	—	0.9
Advances to unconsolidated affiliates	(2.0)	(0.7)
Proceds from sale of fixed assets	1.2	—

Net cash used in investing activities	(22.6)	(47.0)

Financing Activities:
Net borrowings under revolving loan facilities	$134.2	$95.0
Issuance of senior notes	—	300.0
Repayment of long-term debt	(1.4)	(343.5)
Debt issuance costs	—	(9.6)

Net cash provided by (used in) financing activities	132.8	41.9

Effect of exchange rate changes on cash	(3.1)	3.1

Decrease in cash and cash equivalents	(26.1)	(28.0)
Cash and cash equivalents at beginning of period	75.4	83.9

Cash and cash equivalents at end of period	$49.3	$55.9

Supplemental cash flow information:
Cash paid for interest	83.5	76.7
Cash paid for income taxes	3.4	1.0

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    General

  Description of Business

        Huntsman International LLC and its subsidiaries (collectively, the "Company") are global manufacturers and marketers of differentiated and commodity chemicals. The Company is a Delaware limited liability company and all of its membership interests are owned by Huntsman International Holdings LLC ("HIH"). HIH is a Delaware limited liability company and its membership interests are owned 60% by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), and 40% by HMP Equity Holdings Corporation ("HMP").

        Huntsman Specialty, a Delaware corporation, is owned 100% by Huntsman Specialty Chemicals Holdings Corporation, a Utah corporation ("HSCHC"), and HSCHC is owned 100% by Huntsman LLC. Huntsman LLC, a Utah limited liability company, is owned 100% by HMP. HMP is a Delaware corporation and is owned 100% by Huntsman Group Inc., a Delaware corporation. Huntsman Group Inc. is owned 100% by Huntsman Holdings, LLC ("Huntsman Holdings"), a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P. ("GOP"), Consolidated Press (Finance) Limited ("CPH") and certain members of the Company's senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by GOP (indirectly), CPH, the Huntsman Cancer Foundation, certain members of the Company's senior management and certain members of the Huntsman family. The Huntsman family has board and operational control of the Company.

        The Company operates through four principal operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals.

  Interim Financial Statements

        The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Securitization of Accounts Receivable

        The Company securitizes certain trade receivables in connection with a revolving securitization program. The Company retains the servicing rights which are a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. In accordance with the agreements governing the securitization program, an unconsolidated special purpose entity enters into certain foreign exchange forward contracts for periods aligned with the average maturity of receivables sold into the program. The periodic gains and losses associated with such contracts are recorded by the Company as part of the loss on sale of receivables. Retained interests are carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 13—Securitization of Accounts Receivable."

  Inventories

        Inventories are stated at the lower of cost or market value using the weighted average method.

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

        Interest costs are capitalized as part of major construction projects. Interest expense capitalized as part of plant and equipment was $1.2 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

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

  Derivatives and Hedging Activities

        The Company enters into derivative contracts, from time to time, such as (1) interest rate swaps, collars and options, (2) short-term foreign currency derivative instruments, and (3) commodity futures and swaps in an attempt to manage downside risks of interest rates, foreign currency rates, and commodity prices. Interest rate contracts that are designated as cash flow hedges for future interest payments and commodity price contracts that are designated as cash flow hedges for future inventory purchases are recorded at fair value in the balance sheet, and accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to interest rate and commodity contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged instrument payments are made, and are reflected as interest expense and cost of goods sold, respectively, in the statement of operations. Commodity price contracts that are designated as fair value hedges for future inventory sales are recorded at fair value in the balance sheet. Changes in the fair value of these hedges are matched against the changes in the fair value of the underlying hedged inventory and reflected in cost of goods sold in the statement of operations. Interest rate, commodity, and foreign currency contracts that have not been designated as a hedge are recorded at fair value in the balance sheet with changes in fair value and realized gains (losses) recognized in interest expense, cost of goods sold, and selling, general and administrative expenses, respectively, in the statement of operations.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative instrument. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

        The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produce net gains (losses) in other comprehensive income loss (foreign currency translation adjustments).

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

  Foreign Currency Translation

        Generally, the accounts of the Company's subsidiaries outside of the United States consider local currency to be functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the statement of operations and were net gains of $0.7 million and net losses of $2.1 million for the three months ended March 31, 2003 and 2002, respectively.

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

        The Company has completed its initial assessment of goodwill impairment as of January 1, 2002 and has concluded that there is no indication of impairment. The Company has elected to test goodwill for impairment annually as of April 1 as required by SFAS No. 142. The annual assessment has been completed as of April 1, 2002 and the Company has concluded that there is no indication of impairment. As of December 31, 2002, the Company had no goodwill on its balance sheet.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The Company believes this statement's impact will not be significant; however, standard-setters continue to debate the statement's applicability to assets where the timing of any ultimate obligation is indefinite.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. The Company was required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements.

3.    Inventories

        Inventories as of March 31, 2003 and December 31, 2002 consisted of the following (dollars in millions):

	March 31 2003	December 31, 2002
Raw materials	$128.4	$130.2
Work in progress	22.5	25.9
Finished goods	429.6	385.8

Total	580.5	541.9
Materials and supplies	19.7	19.4

Net	$600.2	$561.3

4.    Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	March 31 2003	December 31, 2002
Land	$43.2	$42.9
Buildings	177.0	157.7
Plant and equipment	3,459.7	3,446.3
Construction in progress	181.5	172.7

Total	3,861.4	3,819.6
Less accumulated depreciation	(811.6)	(748.5)

Net	$3,049.8	$3,071.1

5.    Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

	March 31 2003	December 31, 2002
Louisiana Pigment Company, L.P. (50%)	$132.7	$131.4
Rubicon, Inc. (50%)	1.3	1.3
Others	1.3	1.2

Total	$135.3	$133.9

6.    Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2003 were as follows (dollars in millions):

	March 31, 2003			December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$349.5	$95.8	$253.7	$348.7	$89.9	$258.8
Non-compete agreements	49.1	32.9	16.2	49.1	30.9	18.2
Other intangibles	29.4	3.6	25.8	28.9	3.1	25.8

Total	$428.0	$132.3	$295.7	$426.7	$123.9	$302.8

7.    Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	March 31, 2003	December 31, 2002
Prepaid pension assets	$148.9	$146.2
Debt issuance costs	65.3	60.7
Capitalized turnaround expense	46.9	47.6
Receivables from affiliates	16.3	18.6
Spare parts inventory	48.6	46.2
Other noncurrent assets	12.2	19.5

Total	$338.2	$338.8

8.    Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	March 31, 2003	December 31, 2002
Raw materials and services	$209.0	$217.7
Interest	39.6	61.3
Taxes (income, property and VAT)	40.0	41.4
Payroll, severance and related costs	75.7	67.4
Volume and rebates accruals	42.9	52.5
Restructuring and plant closing costs	20.0	7.1
Other miscellaneous accruals	55.0	76.4

Total	$482.2	$523.8

9.    Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	March 31 2003	December 31, 2002
Pension liabilities	$82.1	$82.3
Other postretirement benefits	11.8	10.8
Environmental accruals	9.2	19.3
Payable to affiliate	38.1	37.9
Other noncurrent liabilities	7.6	8.1

Total	$148.8	$158.4

10.    Restructuring and Plant Closing Costs

        As of December 31, 2002, the Company had a reserve for restructuring costs and plant closing costs of $7.1 million recorded in accrued liabilities. The entire amount was related to workforce reductions.

        On March 11, 2003, the Company announced that, in its Polyurethanes segment, it is integrating its global flexible products division into its global derivatives division, and it recorded a charge of $17.1 million in the first quarter 2003. This charge relates to a portion of an overall corporate cost reduction program that is expected to be implemented and recorded throughout 2003. This $17.1 million charge represents severance and is included in accrued liabilities.

        During the three months ended March 31, 2003, the Company made cash payments of approximately $4.2 million. At March 31, 2003 there was $20.0 million remaining in accrued liabilities.

11.    Long-term Debt

        Long-term debt outstanding as of March 31, 2003 and December 31, 2002 is as follows (dollars in millions):

	March 31, 2003	December 31, 2002
Senior Secured Credit Facilities:
Revolving loan facility	$201.2	$67.0
Term A dollar loan	109.7	109.7
Term A euro loan (in U.S. dollar equivalent)	142.6	138.5
Term B loan	526.3	526.3
Term C loan	526.3	526.3
Senior Notes	300.0	300.0
Senior Subordinated Notes	1,090.9	1,076.8
Other long-term debt	28.5	29.2

Subtotal	2,925.5	2,773.8
Less current portion	(1.3)	(43.9)

Total	$2,924.2	$2,729.9

  HI Credit Facilities

        The revolving loan facility of up to $400 million matures on June 30, 2005 with no scheduled commitment reductions. Both the term A dollar loan and the term A euro loan facilities mature on June 30, 2005, with the next semi-annual payment due in the fourth quarter 2004. The term B loan facility matures on June 30, 2007 and the term C loan facility matures on June 30, 2008. The term B and term C loan facilities require payments in annual installments of $5.48 million each, with the next payments occurring in the second quarter 2005 and the remaining unpaid balances due on final maturity. See "—Senior Notes and Senior Subordinated Notes" below for discussion of the Senior Note offering of $150 million, the proceeds of which were primarily used to prepay the next 16 months of scheduled amortization due under the HI Credit Facilities.

        Interest rates for the HI Credit Facilities are based upon, at the Company's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.50% to 4.50% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 3.25% per annum. As of March 31, 2003 and December 31, 2002, the average interest rates on the HI Credit Facilities were 6.0% and 5.8%, respectively.

        The obligations under the HI Credit Facilities are supported by guarantees of the Company's domestic and certain foreign subsidiaries (collectively the "Guarantors") and HIH, as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The HI Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. On February 7, 2003, the Company amended the HI Credit Facilities. The amendments resulted in, among other things, changes to certain financial covenants, including the interest coverage ratio and leverage ratio covenants, through the second quarter of 2004. Management believes that the Company is in compliance with the covenants of the HI Credit Facilities as of March 31, 2003.

        On April 9, 2003, the Company amended the HI Credit Facilities to allow prepayment of the next 16 months of amortization with proceeds raised in its $150 million note offering.

  Senior Notes and Senior Subordinated Notes

        In March 2002, the Company issued $300 million 9.875% Senior Notes (collectively with the 2003 Senior Notes, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually and the Senior Notes mature on March 1, 2009. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Senior Notes may be redeemed, in whole or in part, at any time by the Company prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the Senior Notes may be redeemed, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008.

        On April 11, 2003, the Company sold an additional $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 (the "2003 Senior Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. The Company used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities.

        The Company also has outstanding $600 million and €450 million 10.125% Senior Subordinated Notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable semi-annually and the Subordinated Notes mature on July 1, 2009. The Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Subordinated Notes are redeemable (1) on or after July 1, 2004 at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007, and (2) prior to July 1, 2004 at 105.063% of the principal amount thereof, discounted to the redemption date using the treasury rate (for the dollar denominated notes) or the bond rate (for the euro denominated notes) plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption.

        The Senior Notes and the Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring the Company to offer to repurchase the Senior Notes and the Subordinated Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the Senior Notes and the Subordinated Notes as of March 31, 2002.

12.    Derivatives and Hedging Activities

  Interest Rate Hedging

        Interest rate contracts with a fair value of $20.8 million and $23.4 million were recorded as a component of other noncurrent liabilities as of March 31, 2003 and December 31, 2002, respectively. The fair value of the cash flow hedges and the interest rate contracts not designated as a hedge are $14.0 million and $6.8 million as of March 31, 2003 and $15.6 million and $7.8 million as of December 31, 2002. The changes in fair value of the cash flow hedges resulted in a $0.1 million and a $2.8 million decrease in interest expense and a $1.5 million and a $0.3 million decrease in other comprehensive income (loss) for the three months ended March 31, 2003 and 2002, respectively. The changes in fair value of the interest rate contracts not designated as a hedge resulted in a $1.0 million and a $2.1 million decrease in interest expense for the three months ended March 31, 2003 and 2002, respectively.

  Commodity Price Hedging

        As of March 31, 2003 the fair value of cash flow commodity price hedging contracts recorded in other current liabilities and other comprehensive income (loss) is $1.9 million. As of December 31, 2002, the fair value of cash flow commodity price hedging contracts was not material.

        As of March 31, 2003 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $2.2 million to other current assets and a decrease to inventory of $3.1 million. As of December 31, 2002 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.8 to other current liabilities and an increase to inventory of $0.8 million.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $2.2 million and $0.5 million in other current assets and liabilities, respectively, as of March 31, 2003 and, $0.8 million and $0.2 million other current assets and liabilities, respectively, as of December 31, 2002.

        During the three months ended March 31, 2003 and 2002, the Company recorded a decrease of $0.9 million and an increase of $0.8 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

  Foreign Currency Rate Hedging

        As of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts is not material.

  Net Investment Hedging

        Currency effects of net investment hedges produced net losses of approximately $18.4 million and $9.4 million in other comprehensive loss (foreign currency translation adjustments) for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003 and December 31, 2002, there was a cumulative net loss of approximately $51.1 million and $32.7 million, respectively.

13.    Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated a five-year revolving securitization program under which certain trade receivables were and will be transferred to an off balance sheet special purpose entity at a discount. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and the Company is subject to recourse provisions. At March 31, 2003, the special purpose entity had outstanding $183 million in medium-term notes ("MTNs") and $100 million in commercial paper.

        For the three months ended March 31, 2003 and 2002, new sales totaled approximately $1,002 million and $606 million, respectively, and cash collections reinvested totaled approximately $892 million and $571 million, respectively. Servicing fees received during the first three months of 2003 and 2002 were approximately $1.2 million and $0.7 million, respectively, and are recorded as a reduction in the loss on sale of accounts receivable in the statements of operations. The retained interest in the receivables was approximately $108 million and $112 million, and as of March 31, 2003 and December 31, 2002, respectively. The value of the retained interest is subject to credit and interest rate risk.

        The key economic assumptions used in valuing the residual interest at March 31, 2003 are presented below:

Weighted average life (in months)	2
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	5%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of March 31, 2003 and December 31, 2002 were $8.8 million and $11.2 million, respectively.

14.    Other Comprehensive Income (loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	March 31, 2003		December 31, 2002
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)
Foreign currency translation adjustments	$(37.3)	$1.2	$(38.5)	$147.2
Additional minimum pension liability	(86.6)	1.5	(88.1)	(88.1)
Additional minimum pension liability—unconsolidated affiliate	(5.4)	—	(5.4)	(5.4)
Unrealized loss on securities	(0.9)	1.8	(2.7)	(2.7)
Net unrealized loss on derivative instruments	(11.0)	0.6	(11.6)	2.4
Cumulative effect of accounting change	(1.1)	—	(1.1)	—

Total	$(142.3)	$5.1	$(147.4)	$53.4

15.    Commitments and Contingencies

        The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend up to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, after consideration of indemnification arrangements, none of such litigation is material to the Company's financial condition or results of operations.

16.    Environmental Matters

  General

        The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes entails risk of adverse environmental effects. As a result, the Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its businesses. Accordingly, given the Company's businesses, environmental or regulatory matters may cause significant unanticipated losses, costs or liabilities.

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

  Potential Liabilities

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

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at the Company's Port Neches, Texas facility. The Company and the TCEQ have reached a tentative settlement on penalties totaling $352,250, less than $100,000 of which is allocable to the Company's PO/MTBE facility at Port Neches. The settlement will be reviewed by the TCEQ on May 29, 2003, and it is anticipated that it will be approved. Although management does not anticipate it, it is possible that the terms of an air permit, which the Company applied for as a result of the settlement, may cause it to incur costs related to equipment serving this plant and others in the vicinity that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes the tanks were not owned by the Company; however, it did own the acid in the tanks. The EA and the Health and Safety Executive (the "HSE") are investigating the incident, and the HSE has issued three Improvement Notices requiring corrective action. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, the Company believes that, if any charges are brought or additional corrective action orders issued and the Company is ultimately found to be legally responsible, the probable penalties would not be material to its financial position or results of operations.

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

        By letter dated March 6, 2003, the Company's subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to Texas Clean Air Act requirements were cited. No penalty demand has yet been made by the TCEQ, although penalties are expected.

        The Company has established financial reserves relating to environmental restoration and remediation programs, which the Company believes are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements (as to which, the Company considers the viability of other parties). A total of approximately $24 million has been accrued related to environmental matters as of March 31, 2003. The Company does not anticipate that, as a result of compliance with current environmental laws and regulations, any future costs in excess of those that have been accrued by the Company will be material to its results of operations or financial position. However, given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

  MTBE Developments

        The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with the proposed ban, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans have been challenged in court as unconstitutional (in light of the Clean Air Act). The Company is unable to predict what the short- and long- term effects of these matters will be.

        Bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. To date, no such legislation has become law. Whether a ban or substantial restrictions on MTBE use will become law in the future is unknown at this time.

        In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or future regulation of MTBE in California (in which a significant amount of MTBE is consumed), in other states, or nationally may result in a significant reduction in demand for MTBE and may result in a material loss in revenues or material costs or expenditures.

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

        In the event that there should be a phase-out of MTBE in the United States, the Company believes it will be able to export MTBE to Europe or elsewhere or use its co-product tertiary butyl alcohol ("TBA") to produce saleable products other than MTBE. The Company believes that its low production costs at its PO/MTBE facility will put it in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If the Company opts to produce products other than MTBE, necessary modifications to its facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        Furthermore, the Company cannot give any assurance that it will not be named in litigation relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

17.    Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO, TBA and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices. For the three months ended March 31, 2003 and 2002, sales to Imperial Chemical Industries PLC ("ICI") and its affiliates accounted for approximately 6% and 6%, respectively, of consolidated revenues.

        The net sales, operating income and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net Sales
Polyurethanes	$554.9	$463.7
Performance Products	161.1	136.4
Pigments	246.1	202.2
Base Chemicals	372.2	213.6
Eliminations	(36.6)	(18.0)

Total	$1,297.7	$997.9

Operating Income (Loss)
Polyurethanes	$4.3	$54.5
Performance Products	(0.6)	4.7
Pigments	13.1	(0.1)
Base Chemicals	14.5	(16.2)
Unallocated and other	(13.8)	(15.0)

Total	17.5	27.9
Non-operating expense	(11.8)	(3.2)
Depreciation and amortization	69.0	59.2

EBITDA(1)	$74.7	$83.9

Segment EBITDA
Polyurethanes	$40.2	$87.2
Performance Products	2.3	6.9
Pigments	28.9	10.9
Base Chemicals	26.5	(7.5)
Unallocated and other(2)	(23.2)	(13.6)

Total	$74.7	$83.9

(1)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization and taxes.

(2)
EBITDA from unallocated and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

18.    Recent Events

  Purchase of HIH Membership Interests

        On May 9, 2003, HMP issued senior discount notes (the "HMP Senior Discount Notes"), with warrants to purchase 12% of HMP's fully diluted common stock as of such date. HMP used the proceeds to exercise an option that it held and purchased the 30% membership interest in HIH held indirectly by ICI. HMP also used the proceeds to complete the purchase of the senior subordinated reset discount notes due 2009 of HIH that were originally issued to ICI (the "B Notes"). The B Notes held by HMP will remain outstanding. In addition, HMP used such proceeds to acquire the approximately 9% of the membership interests in HIH from institutional investors. Accordingly, HMP directly owns 40% of the membership interests of HIH and the B Notes. HMP indirectly owns the remaining 60% of HIH through its ownership of all of the equity of Huntsman LLC.

        As a result of HMP's purchase of the HIH membership interests from ICI, the put option arrangements between Huntsman Specialty and ICI have been effectively terminated.

        Huntsman Specialty has pledged a total of 60% of the memberships interests in HIH as collateral under the Huntsman LLC senior secured credit facilities. HMP has separately pledged all of its assets, including the remaining 40% membership interests in HIH, the B Notes and the 100% interest in Huntsman LLC, as collateral under the HMP Senior Discount Notes.

  Amendment of HI Credit Facilities

        On February 7, 2003, the Company amended the HI Credit Facilities. The amendments resulted in, among other things, changes to certain financial covenants, including the "Interest Coverage Ratio" and "Leverage Ratio" covenants, through the second quarter of 2004.

        On April 9, 2003, the Company amended the HI Credit Facilities to allow prepayment of the next 16 months of amortization with proceeds raised in its $150 million note offering.

  2003 Senior Notes Offering

        On April 11, 2003, the Company sold $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. The Company used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities.

  Continued Cost Reduction Initiatives

        On March 11, 2003, the Company announced that, in its Polyurethanes segment, it is integrating its global flexible products division into its global derivatives division and recorded a charge of $17.1 million in the first quarter 2003. This charge relates to a portion of an overall corporate cost reduction program that is expected to be implemented and recorded throughout 2003. This $17.1 million charge represents severance and is included in accrued liabilities.

  Possible Transaction Involving Vantico

        The Company's parent companies, HMP and Huntsman Holdings, and GOP are involved in a proposed restructuring of Vantico Group S.A. and its subsidiaries (collectively, "Vantico"), a leading European based global epoxy resin producer providing solutions in the fields of innovative coatings, structural composites, adhesives, tooling materials, and electric and electronic insulation. If the proposed restructuring occurs, Vantico would become an affiliate of the Company, but the Company will not own any securities of Vantico and will not be required to make any cash contributions to Vantico. The Company and its affiliates may enter into arms-length contractual arrangements with Vantico regarding management, technology and commercial matters, and certain of the current employees of the Company and its affiliates may assume senior positions at Vantico.

  Chinese MDI Joint Venture

        In January 2003, the Company entered into a joint venture agreement to build an MDI manufacturing plant near Shanghai, China with BASF and three Chinese chemical companies. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003.

19.    Consolidating Condensed Financial Statements

        The following consolidating condensed financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors, under the Company's indenture, on a combined, or where appropriate, consolidated basis, with its investment in the non-guarantors recorded under the equity method; and the non-guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The combined guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the senior notes and the senior subordinated notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for each of the guarantors because management believes that such information is not material to investors.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

MARCH 31, 2003 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$2.1	$46.0	$—	$49.3
Accounts and notes receivables, net	68.1	111.3	469.4	(99.9)	548.9
Inventories	56.7	87.4	456.1	—	600.2
Prepaid expenses	3.2	0.9	12.6	—	16.7
Other current assets	70.9	257.9	105.5	(331.6)	102.7

Total current assets	200.1	459.6	1,089.6	(431.5)	1,317.8
Property, plant and equipment, net	554.2	334.5	2,161.1	—	3,049.8
Investment in unconsolidated affiliates	3,250.8	709.7	1.3	(3,826.5)	135.3
Intangible assets, net	281.9	5.7	8.1	—	295.7
Other noncurrent assets	87.0	1,744.7	245.8	(1,739.3)	338.2

Total assets	$4,374.0	$3,254.2	$3,505.9	$(5,997.3)	$5,136.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79.7	$76.7	$268.0	$(99.9)	$324.5
Accrued liabilities	53.6	23.3	440.6	(35.3)	482.2
Current portion of long-term debt	1.2	—	0.1	—	1.3
Other current liabilities	235.4	12.5	75.6	(295.9)	27.6

Total current liabilities	369.9	112.5	784.3	(431.1)	835.6
Long-term debt	2,935.4	—	1,728.5	(1,739.7)	2,924.2
Deferred income taxes	(1.0)	—	208.9	—	207.9
Other noncurrent liabilities	49.4	—	99.4	—	148.8

Total liabilities	3,353.7	112.5	2,821.1	(2,170.8)	4,116.5

Equity:
Member's equity	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,510.6	788.6	(3,299.2)	—
Retained earnings	136.5	711.1	19.8	(730.9)	136.5
Accumulated other comprehensive income (loss)	(142.3)	(80.0)	(123.6)	203.6	(142.3)

Total equity	1,020.3	3,141.7	684.8	(3,826.5)	1,020.3

Total liabilities and equity	$4,374.0	$3,254.2	$3,505.9	$(5,997.3)	$5,136.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2002 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$19.0	$0.3	$56.1	$—	$75.4
Accounts and notes receivables, net	91.3	113.8	378.2	(115.4)	467.9
Inventories	53.2	63.4	444.7	—	561.3
Prepaid expenses	4.3	1.9	15.8	—	22.0
Other current assets	74.5	245.5	130.7	(344.1)	106.6

Total current assets	242.3	424.9	1,025.5	(459.5)	1,233.2
Property, plant and equipment, net	562.3	339.3	2,169.5	—	3,071.1
Investment in unconsolidated affiliates	3,098.0	717.4	1.5	(3,683.0)	133.9
Intangible assets, net	289.4	6.3	7.1	—	302.8
Other noncurrent assets	87.9	1,599.0	245.0	(1,593.1)	338.8

Total assets	$4,279.9	$3,086.9	$3,448.6	$(5,735.6)	$5,079.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52.1	$59.7	$318.4	$(115.4)	$314.8
Accrued liabilities	100.0	26.3	428.2	(30.7)	523.8
Current portion of long-term debt	43.2	—	0.7	—	43.9
Other current liabilities	229.9	11.7	100.5	(313.4)	28.7

Total current liabilities	425.2	97.7	847.8	(459.5)	911.2
Long-term debt	2,741.2	—	1,581.8	(1,593.1)	2,729.9
Deferred income taxes	—	—	215.1	—	215.1
Other noncurrent liabilities	48.3	3.8	106.3	—	158.4

Total liabilities	3,214.7	101.5	2,751.0	(2,052.6)	4,014.6

Equity:
Member's equity	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,408.8	772.8	(3,181.6)	—
Retained earnings	186.5	675.7	34.9	(710.6)	186.5
Accumulated other comprehensive loss	(147.4)	(99.1)	(110.1)	209.2	(147.4)

Total equity	1,065.2	2,985.4	697.6	(3,683.0)	1,065.2

Total liabilities and equity	$4,279.9	$3,086.9	$3,448.6	$(5,735.6)	$5,079.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$171.4	$163.2	$854.1	$—	$1,188.7
Related party sales	29.7	28.6	94.8	(52.5)	100.6
Tolling fees	—	8.2	0.2	—	8.4

Total revenue	201.1	200.0	949.1	(52.5)	1,297.7
Cost of goods sold	169.7	177.8	867.3	(52.5)	1,162.3

Gross profit	31.4	22.2	81.8	—	135.4
Expenses:
Selling, general and administrative	35.5	3.2	49.9	—	88.6
Research and development	9.6	0.5	2.1	—	12.2
Restructuring and plant closing costs	—	—	17.1	—	17.1

Total expenses	45.1	3.7	69.1	—	117.9

Operating income	(13.7)	18.5	12.7	—	17.5
Interest (expense) income, net	(64.4)	34.5	(33.7)	—	(63.6)
Gain (loss) on sale of accounts receivable	(7.0)	(0.6)	(2.0)	—	(9.6)
Equity in earnings (losses) of unconsolidated affiliates	37.3	(17.0)	—	(20.3)	—
Other income (expense)	(2.2)	—	—	—	(2.2)

Income (loss) before income taxes	(50.0)	35.4	(23.0)	(20.3)	(57.9)
Income tax (expense) benefit	—	—	7.9	—	7.9

Net income (loss)	(50.0)	35.4	(15.1)	(20.3)	(50.0)
Other comprehensive income (loss)	5.1	19.1	(13.5)	(5.6)	5.1
Comprehensive income (loss)	$(44.9)	$54.5	$(28.6)	$(25.9)	$(44.9)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$148.9	$141.3	$631.4	$—	$921.6
Related party sales	26.5	27.5	79.7	(57.4)	76.3

Total revenue	175.4	168.8	711.1	(57.4)	997.9
Cost of goods sold	125.3	137.4	667.1	(57.4)	872.4

Gross profit	50.1	31.4	44.0	—	125.5
Expenses:
Selling, general and administrative	31.4	5.3	48.6	—	85.3
Research and development	8.0	0.2	4.1	—	12.3

Total expenses	39.4	5.5	52.7	—	97.6

Operating income	10.7	25.9	(8.7)	—	27.9
Interest (expense) income, net	(54.4)	27.4	(26.2)	—	(53.2)
Loss on sale of accounts receivable	(1.8)	(0.7)	(1.1)	—	(3.6)
Equity in earnings (losses) of unconsolidated affiliates	47.0	(8.2)	—	(38.8)	—
Other income (expense)	0.6	—	(0.2)	—	0.4

Income (loss) before income taxes	2.1	44.4	(36.2)	(38.8)	(28.5)
Income tax benefit	—	—	31.4	—	31.4
Minority interests in subsidiaries income (loss)	—	—	(0.8)	—	(0.8)

Net income (loss)	2.1	44.4	(5.6)	(38.8)	2.1
Other comprehensive income (loss)	(20.9)	(27.1)	(24.5)	51.6	(20.9)
Comprehensive income (loss)	$(18.8)	$17.3	$(30.1)	$12.8	$(18.8)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash provided by operating (used in) activities	$(91.0)	$44.4	$(86.6)	$—	$(133.2)
Investing activities:
Capital expenditures	(1.8)	(0.7)	(19.3)	—	(21.8)
Advances to unconsolidated affiliates	(0.7)	(1.3)	—	—	(2.0)
Proceeds from sale of fixed assets	—	—	1.2	—	1.2

Net cash provided by (used in) investing activities	(2.5)	(2.0)	(18.1)	—	(22.6)

Financing activities:
Net borrowings under revolving loan facilities	134.2	—	—	—	134.2
Repayment of long term debt	—	—	(1.4)	—	(1.4)
Cash contributions by parent	—	134.2	1,003.8	(1,138.0)	—
Cash distributions from subsidiaries	1,041.8	—	—	(1,041.8)	—
Cash distributions to parent		(32.4)	(1,009.4)	1,041.8	—
Cash distributions to subsidiaries	(1,138.0)	—	—	1,138.0	—
Intercompany advances—net of repayments	33.7	(142.4)	108.7	—	—

Net cash provided by (used in) financing activities	71.7	(40.6)	101.7	—	132.8

Effect of exchange rate changes on cash	4.0	—	(7.1)	—	(3.1)

Increase in cash and cash equivalents	(17.8)	1.8	(10.1)	—	(26.1)
Cash and cash equivalents at beginning of period	19.0	0.3	56.1	—	75.4

Cash and cash equivalents at end of period	$1.2	$2.1	$46.0	$—	$49.3

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash provided by operating (used in) activities	$(62.3)	$17.5	$18.8	$—	$(26.0)
Investing activities:
Capital expenditures	(2.4)	(0.7)	(44.1)	—	(47.2)
Net cash received from unconsolidated affiliates	—	0.9	—	—	0.9
Advances to unconsolidated affiliates	(0.7)	—	—	—	(0.7)

Net cash provided by (used in) investing activities	(3.1)	0.2	(44.1)	—	(47.0)

Financing activities:
Borrowings under credit facilities	95.0	—	—	—	95.0
Repayment of credit facilities	(341.7)	—	(1.8)	—	(343.5)
Issuance of senior subordinated notes	300.0				300.0
Debt issuance costs	(9.6)	—	—	—	(9.6)
Cash contributions by parent	—	90.0	606.5	(696.5)	—
Cash distributions from subsidiaries	709.3	—	—	(709.3)	—
Cash distributions to parent		(79.0)	(630.3)	709.3	—
Cash distributions to subsidiaries	(696.5)	—	—	696.5	—
Intercompany advances—net of repayments	1.7	(29.9)	28.2	—	—

Net cash provided by (used in) financing activities	58.2	(18.9)	2.6	—	41.9

Effect of exchange rate changes on cash	2.8	—	0.3	—	3.1

Increase in cash and cash equivalents	(4.4)	(1.2)	(22.4)	—	(28.0)
Cash and cash equivalents at beginning of period	21.0	2.8	60.1	—	83.9

Cash and cash equivalents at end of period	$16.6	$1.6	$37.7	$—	$55.9

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

        Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in "—Cautionary Statement for Forward Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

General

        Our company, Huntsman International LLC, formerly known as Huntsman ICI Chemicals LLC, is a Delaware limited liability company. For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries.

        All of our membership interests are owned by Huntsman International Holdings LLC ("HIH"). HIH is a Delaware limited liability company and its membership interests are owned 60% by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), and 40% by HMP Equity Holdings Corporation ("HMP"). See "—Recent Events—Purchase of HIH Membership Interests" for a discussion of HMP's purchase of the 30% interest in HIH previously owned indirectly by Imperial Chemical Industries PLC ("ICI") and the purchase by HMP of the approximately 9% interest in HIH previously owned by institutional investors.

        Huntsman Specialty, a Delaware corporation, is owned 100% by Huntsman Specialty Chemicals Holdings Corporation, a Utah corporation ("HSCHC"), and HSCHC is owned 100% by Huntsman LLC. Huntsman LLC, a Utah limited liability company, is owned 100% by HMP. HMP is a Delaware corporation and is owned 100% by Huntsman Group Inc., a Delaware corporation. Huntsman Group Inc. is owned 100% by Huntsman Holdings, LLC ("Huntsman Holdings"), a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P. ("GOP"), Consolidated Press (Finance) Limited ("CPH") and certain members of our senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by GOP (indirectly), CPH, the Huntsman Cancer Foundation, certain members of our senior management and certain members of the Huntsman family. The Huntsman family has board and operational control of our Company.

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

        Historically, the demand for many of the products which we produce in our Polyurethanes segment has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes products. Sales volumes of MDI products have grown at rates in excess of global GDP growth. The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates.

        The demand for many of the products we produce in our Performance Products segment has also been relatively resistant to changes in global economic conditions. Like our Polyurethanes segment, Performance Products growth is strongly influenced by product substitution, innovation and new product development. Also, demand stability benefits from a broad range of end markets. A significant portion of our Performance Products are sold into consumer end use applications including household detergents, personal care products and cosmetics. As such, demand for these products has been relatively stable and tends to be less susceptible to changes in global economic conditions.

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

Recent Events

Purchase of HIH Membership Interests

        On May 9, 2003, HMP issued senior discount notes (the "HMP Senior Discount Notes"), with warrants to purchase 12% of HMP's fully diluted common stock as of such date. HMP used the proceeds to exercise an option that it held and purchased the 30% membership interest in HIH held indirectly by ICI. HMP also used the proceeds to complete the purchase of the senior subordinated reset discount notes due 2009 of HIH that were originally issued to ICI (the "B Notes"). The B Notes held by HMP will remain outstanding. In addition, HMP used such proceeds to acquire the approximately 9% of the membership interests in HIH from institutional investors. Accordingly, HMP directly owns 40% of the membership interests of HIH and the B Notes. HMP indirectly owns the remaining 60% of HIH through its ownership of all of the equity of Huntsman LLC.

        As a result of HMP's purchase of the HIH membership interests from ICI, the put option arrangements between Huntsman Specialty and ICI have been effectively terminated.

        Huntsman Specialty has pledged a total of 60% of the memberships interests in HIH as collateral under the Huntsman LLC senior secured credit facilities. HMP has separately pledged all of its assets, including the remaining 40% membership interests in HIH, the B Notes and the 100% interest in Huntsman LLC, as collateral under the HMP Senior Discount Notes.

Amendment of HI Credit Facilities

        On February 7, 2003, our Company amended its senior secured credit facilities (the "HI Credit Facilities"). The amendments resulted in, among other things, changes to certain financial covenants, including the "Interest Coverage Ratio" and "Leverage Ratio" covenants, through the second quarter of 2004.

        On April 9, 2003, the Company amended the HI Credit Facilities to allow prepayment of the next 16 months of amortization with proceeds raised in its $150 million note offering.

2003 Senior Notes Offering

        On April 11, 2003, we sold $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. We used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities.

Continued Cost Reduction Initiatives

        On March 11, 2003, the Company announced that, in its Polyurethanes segment, it is integrating its global flexible products division into its global derivatives division and recorded a charge of $17.1 million in the first quarter 2003. This charge relates to a portion of an overall corporate cost reduction program that is expected to be implemented and recorded throughout 2003. This $17.1 million charge represents severance and is included in accrued liabilities.

Possible Transaction Involving Vantico

        Our parent companies, HMP and Huntsman Holdings, and GOP are involved in a proposed restructuring of Vantico Group S.A. and its subsidiaries (collectively, "Vantico"), a leading European based global epoxy resin producer providing solutions in the fields of innovative coatings, structural composites, adhesives, tooling materials, and electric and electronic insulation. If the proposed restructuring occurs. Vantico would become our affiliate, but we will not own any securities of Vantico and will not be required to make any cash contributions to Vantico. We and our affiliates may enter into arms-length contractual arrangements with Vantico regarding management, technology and commercial matters, and certain of our current employees may assume senior positions at Vantico.

Chinese MDI Joint Venture

        In January 2003, we entered into a joint venture agreement to build an MDI manufacturing plant near Shanghai, China with BASF and three Chinese chemical companies. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 (Unaudited) (Dollars in Millions)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues	$1,297.7	$997.9
Cost of goods sold	1,162.3	872.4

Gross profit	135.4	125.5
Expenses of selling, general, and administrative, research, and development	100.8	97.6
Restructuring and plant closing costs	17.1	—

Operating income	17.5	27.9
Interest expense, net	(63.6)	(53.2)
Gain (loss) on sale of accounts receivable	(9.6)	(3.6)
Other income (expense)	(2.2)	0.4

Income (loss) before income taxes	(57.9)	(28.5)
Income tax benefit	7.9	31.4
Minority interests in subsidiaries income (loss)	—	(0.8)

Net income (loss)	$(50.0)	$2.1

Depreciation and amortization	69.0	59.2

EBITDA(1)	$74.7	$83.9

(1)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States ("U.S. GAAP") or as a measure of a company's profitability or liquidity. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. (See "Note 17—Operating Segment Information" of the consolidated financial statements).

  Included in EBITDA are the following items of income (expense):

	Three Months Ended Mar 31, 2003	Three Months Ended Mar 31, 2002
Foreign exchange—unallocated	$(2.9)	$(4.3)
Loss on sale of accounts receivable	(9.6)	(3.6)
Asset write-down	(2.8)	—
Restructuring and reorganization	(17.1)	—

  We use EBITDA to measure the financial performance of our global business units and for reporting the results of our operating segments. This measure includes all operating items relating to the businesses. It excludes items that principally apply to our Company as a whole. We believe that EBITDA is useful in helping investors assess the results of our business operations.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        For the three months ended March 31, 2003, we had a net loss of $50.0 million on revenues of $1,297.7 million, compared to net income of $2.1 million on revenues of $997.9 million for the same period in 2002. The decrease of $52.1 million in net income was the result of the following items:

  •
  Revenues for the three months ended March 31, 2003 increased by $299.8 million, or 30%, to $1,297.7 million from $997.9 million during the same period in 2002. Revenues increased in all segments due to higher average selling prices and increased sales volumes on most products. Average selling prices increased primarily due to the effects of increased underlying raw material prices but also benefited from market growth in the Polyurethanes and Pigments segments. Revenues also benefited from the strengthening of the Euro and GBP Sterling versus the U.S. dollar. The Euro and GBP Sterling were approximately 18% and 11% stronger, respectively, in the first quarter 2003 as compared to the same period in 2002.

  •
  Gross profit for the three months ended March 31, 2003 increased by $9.9, to $135.4 million from $125.5 million in the same period in 2002. This increase was mainly the result of increased average selling prices which more than offset higher overall average feedstock prices in the first quarter of 2003 as compared to 2002.

  •
  Selling, administrative and research and development ("SG&A") costs for the three months ended March 31, 2003 remained relatively flat as compared to the same period of 2002. Decreased costs resulting from our cost reduction efforts were offset by increased pension, insurance, and depreciation charges and the effect of foreign currency movements.

  •
  Restructuring and plant closing costs increased by $17.1 million as a result of the charge taken in the first quarter 2003 in connection with the integration of our global flexible products division into our global derivatives division, both of which are part of our Polyurethanes segment. This charge relates to a portion of an overall corporate cost reduction program that is expected to be implemented and recorded throughout 2003.

  •
  Net interest expense for the three months ended March 31, 2003 increased by $10.4 million to $63.6 million from $53.2 million for the same period in 2002. The increase was primarily due to additional debt in the first quarter 2003 and a negative impact from adjusting interest rate instruments to fair value in accordance with SFAS No.133.

  •
  Income tax benefit decreased by $23.5 million to $7.9 million for the thee months ended March 31, 2003 as compared to $31.4 million for the same period in 2002. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Decreased tax benefits were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

The following table sets forth the sales and operating income for each of our operating segments.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues
Polyurethanes	$554.9	$463.7
Performance Products	161.1	136.4
Pigments	246.1	202.2
Base Chemicals	372.2	213.6
Eliminations	(36.6)	(18.0)

Total	$1,297.7	$997.9

Operating income
Polyurethanes	$4.3	$54.5
Performance Products	(0.6)	4.7
Pigments	13.1	(0.1)
Base Chemicals	14.5	(16.2)
Unallocated and other	(13.8)	(15.0)

Total	17.5	27.9

Polyurethanes

        For the three months ended March 31, 2003, Polyurethanes revenues increased by $91.2 million, or 20% to $554.9 million from $463.7 million for the same period in 2002. MDI sales volumes increased by 6%, with volumes in the Americas and Asia increasing by 15% and 10%, respectively, while volumes in Europe decreased by 5%. Volumes in Asia and the Americas were higher primarily due to a combination of market growth and increased sales under co-producer arrangements. Europe was down due to a combination of a slowdown in the European rigids market and decreased co-manufacturing sales. The economic slowdown in Germany has impacted the building sector and product demand. MDI average selling prices increased approximately 10%, primarily in response to increased underlying raw material prices. Polyols sales revenues increased 18% in the first quarter 2003 compared with the first quarter 2002 due to a 7% increase in volumes and a 10% increase in average selling prices. Propylene oxide revenues declined 10% from first quarter 2002 to first quarter 2003 mainly due to the conversion of some sales from product sales arrangements to tolling arrangements. MTBE sales revenue increased 37% primarily as a result of 3% higher sales volumes and increased average selling prices in first quarter 2003 as compared to the same period in 2002. MTBE average selling prices increased as a result of higher underlying raw material prices and increased demand for gasoline.

        For the three months ended March 31, 2003, Polyurethanes segment operating income decreased by $50.2 million to $4.3 million from $54.5 million for the same period in 2002. This decrease resulted mainly from higher feedstock prices, which were only partly offset by increased volumes and higher average selling prices. SG&A costs increased $4.9 million as savings from cost reduction efforts were more than offset by increased pension costs, foreign currency movements and increased depreciation. In addition, in March 2003, we announced a further restructuring and took a $17.1 million charge that is part of an overall cost reduction program that is expected to be implemented and recorded throughout 2003. The $17.1 million charge relates to severance costs.

Performance Products

        For the three months ended March 31, 2003, Performance Products revenues increased by $24.7 million, or 18%, to $161.1 million from $136.4 million for the same period in 2002. Sales volumes remained relatively flat with surfactants volumes increasing 1% and ethyleneamines volumes increasing 5%. Average selling prices in U.S. dollars for both surfactants and ethyleneamines increased 15% over the same period in 2002 mainly due to a weakening of the dollar versus the euro. Average selling prices in local currencies for surfactants products fell by 6% due to competitive activity and product mix.

        For the three months ended March 31, 2003, Performance Products operating income decreased by $5.3 million from $4.7 million for the first quarter 2002 to a loss of $0.6 million. The increased revenues discussed above were offset by higher feedstock prices in the first quarter 2003, resulting in relatively flat margins period over period. Manufacturing and SG&A costs increased due to higher pension costs, insurance costs and foreign currency movements.

Pigments

        For the three months ended March 31, 2003, Pigments revenues increased by $43.9 million, or 22%, to $246.1 million from $202.2 million in 2002. Sales volumes increased overall by 2% and average selling prices increased by 18%, of which 11% was due to favorable foreign currency movements. Underlying average selling prices increased by 9%, 7%, and 3% in Europe, Asia and North America respectively, due to the favorable industry supply-demand balance that has existed since early 2002.

        For the three months ended March 31, 2003, Pigments operating income increased by $13.2 million, to $13.1 million from a loss of $0.1 million for the same period in 2002. This increase is mainly due to improved sales volumes and higher average selling prices resulting from a favorable supply-demand balance. Manufacturing costs increased mainly due to higher pension and insurance costs, foreign currency movements and higher depreciation charges following the commissioning of the Greatham, UK facility expansion in late 2002. SG&A costs increased mainly due to depreciation of our new SAP software system, increased pension costs and foreign currency movements.

Base Chemicals

        For the three months ended March 31, 2003, Base Chemicals revenues increased by $158.6 million, or 74%, to $372.2 million from $213.6 million for the same period in 2002. In general sales volumes and average sales prices were each higher in the first quarter of 2003 than in the first quarter of 2002. Average selling prices were higher as a result of higher underlying feedstock costs, mainly driven by the war in Iraq combined with the impact of the Venezuelan oil strike. Sales prices of ethylene, propylene, benzene, paraxylene and cyclohexane increased by 51%, 75%, 128%, 72% and 101%, respectively. Sales volumes of ethylene, propylene, paraxylene and cyclohexane increased by 16%, 12%, 12% and 13%, respectively, generally due to improved market conditions. External benzene sales volumes were lower by 16% as more benzene was consumed internally in cyclohexane production.

        For the three months ended March 31, 2003, Base Chemicals operating income increased by $30.7 million from a loss of $16.2 million to income of $14.5 million. Margins in both the aromatics and olefins markets were stronger in the first quarter of 2003 than in the first quarter of 2002 following a tightening in market supply and demand balances. The cost of a primary feedstock, naphtha, was 68% higher in the first quarter of 2003 than in the same period in 2002. However the increase in feedstock costs was more than offset by increases in average selling prices. Other operating costs decreased primarily due to the sale of precious metals extracted from catalysts.

Unallocated and Other

        Unallocated and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, and other non-operating income and expense. For the three months ended March 31, 2003, operating income from unallocated items increased by $1.2 million to a loss of $13.8 million from a loss of $15.0 million for the same period in 2002. Loss on sale of accounts receivable increased by $6.0 million to $9.6 million from $3.6 million in the first quarter of 2002. The increase was mainly attributable to $7.1 million in losses on foreign currency exchange contracts associated with our accounts receivable securitization program. A $2.8 million non-operating asset write down was also incurred in the first quarter of 2003.

        Unallocated foreign exchange losses were $1.4 million lower, with $2.9 million in losses in the first quarter 2003 as compared to $4.3 million of losses in the first quarter 2002. Exchange gains and losses reported under unallocated items are generally offset in part by foreign exchange movements in the operating results of individual segments.

Liquidity and Capital Resources

Cash

        Net cash used in operating activities for the three months ended March 31, 2003 was $133.2 million, as compared to $26.0 million for the same period in 2002. The increase in cash used was primarily attributable to a larger investment in net working capital in the 2003 period, resulting mainly from increases in average selling prices and higher underlying feedstock and raw material prices in the first quarter 2003.

        Net cash used in investing activities for the three months ended March 31, 2003 was $22.6 million as compared to $47.0 million for the same period in 2002. The decrease in cash used in the 2003 period was largely attributable to increased spending in the first quarter 2002 in connection with the ICON modernization and expansion of our titanium dioxide manufacturing facility at Greatham, U.K. and the SAP project within our Pigments segment, both of which were completed in 2002.

        Net cash provided by financing activities for the three months ended March 31, 2003 was $132.8 million, as compared to $41.9 million for the same period in 2002. The increase in cash provided by financing activities is mainly a result of increased revolver borrowings to fund operating cash needs as explained above.

Debt and Liquidity

        As of March 31, 2003, we had $201.2 million of outstanding borrowings and approximately $2.0 million of outstanding letters of credit under our $400.0 million revolving credit facility which matures in June 2005 (with no scheduled commitment reductions), and we had $49.3 million in cash balances. We also maintain $25.0 million of short-term overdraft facilities, all of which was available at March 31, 2003.

        On April 11, 2003, we sold $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 (the "2003 Senior Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. We used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities. On a pro forma basis, after considering the approximately $26 million repayment on the revolving portion of the HI Credit Facilities, as of March 31, 2003, our liquidity would be approximately $297 million.

        As of March 31, 2003, we had outstanding variable rate borrowings of approximately $1.5 billion. For the three months ended March 31, 2003, the weighted average interest rate of these borrowings was approximately 6.0%. These rates do not consider the effects of interest rate hedging activities.

Contractual Obligations and Commercial Commitments

        We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

Restructuring and Plant Closing Costs

        As of December 31, 2002, we had a reserve for restructuring costs and plant closing costs of $7.1 million recorded in accrued liabilities. The entire amount was related to workforce reductions.

        On March 11, 2003, we announced that, in our Polyurethanes segment, we are integrating our global flexible products division into our global derivatives division, and we recorded a charge of $17.1 million in the first quarter 2003. This charge relates to a portion of an overall corporate cost reduction program that is expected to be implemented and recorded throughout 2003. This $17.1 million charge represents severance and is included in accrued liabilities.

        During the three months ended March 31, 2003, we made cash payments of approximately $4.2 million. At March 31, 2003 there was $20.0 million remaining in accrued liabilities.

Securitization of Accounts Receivable

        We maintain a securitization program arranged by JP Morgan which commenced on December 21, 2000, under which certain trade receivables are transferred to a qualified special-purpose off-balance-sheet entity through December 2005. This entity is not an affiliate of our Company. The acquisitions of these receivables by the entity are financed through the issuance of commercial paper and/or medium term notes ("MTNs").

        A portion of the MTNs is denominated in euros. The total outstanding balance of MTNs is approximately $183 million as of March 31, 2003. In addition to MTNs, the special purpose vehicle also maintains an annual commitment to issue commercial paper of up to $125 million. Subject to the annual seasonality of our accounts receivable, we estimate that the total net proceeds from the facility may approach between $305 to $310 million at certain periods during 2003. As of March 31, 2003, the special-purpose entity had total assets (consisting of cash and accounts receivable) of approximately $399 million, and $183 million of MTNs and $100 million of commercial paper outstanding. The weighted average interest rates on the MTNs and commercial paper was 2.4% and 1.3%, respectively, as of March 31, 2003.

        During the three months ended March 31, 2003, we sold approximately $1,002 million in receivables and received $1,014 in proceeds. We recorded $9.6 million as a loss on receivables for the three months ended March 31, 2003. $7.1 million of the loss resulted from losses in foreign currency exchange contracts associated with the program. In accordance with the agreements governing the securitization program, an unconsolidated special purpose entity enters into certain foreign exchange forward contracts for periods aligned with the average maturity of receivables sold into the program. The periodic gains and losses associated with such contracts are recorded by our Company as part of the loss on sale of receivables.

        The HI Credit Facilities require a mandatory prepayment to the extent that proceeds from the securitization facility exceed $310 million.

Investing Activities

        Capital expenditures for the three months ended March 31, 2003 were $21.8 million, a decrease of approximately $25.4 million as compared to the same period in 2002. The decrease was largely attributable to expenditures in connection with the ICON 2 modernization and expansion of our titanium dioxide manufacturing facility at Greatham, U.K. and our SAP project within our Pigments segment, both of which were completed in 2002. We expect to spend approximately $190 million during 2003 on capital projects, including an investment in our Chinese MDI joint venture.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the three months ended March 31, 2003 and 2002, we invested $0.7 million and $0.7 million, respectively, in Rubicon. During the three months ended March 31, 2003 and 2002, we invested $1.3 million and received $0.9 million, respectively, from Louisiana Pigment.

Environmental Matters

  General

        The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes entails risk of adverse environmental effects. As a result, we are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our businesses. Accordingly, given our businesses, environmental or regulatory matters may cause significant unanticipated losses, costs or liabilities.

        Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource Conservation and Recovery Act of 1976, as amended, and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at its properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the European Union ("EU"). For example, in the U.K., the contaminated land regime now provides a detailed framework for the identification, management and remediation of contaminated sites. This law will likely increase governmental scrutiny of our U.K. facilities.

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

  Potential Liabilities

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

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at our Port Neches, Texas facility. Our Company and the TCEQ have reached a tentative settlement on penalties totaling $352,250, less than $100,000 of which is allocable to our PO/MTBE facility at Port Neches. The settlement will be reviewed by the TCEQ on May 29, 2003, and it is anticipated that it will be approved. Although management does not anticipate it, it is possible that the terms of an air permit, which we applied for as a result of the settlement, may cause us to incur costs related to equipment serving this plant and others in the vicinity that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near our Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We believe the tanks were not owned by our Company; however, we did own the acid in the tanks. The EA and the Health and Safety Executive (the "HSE") are investigating the incident, and the HSE has issued three Improvement Notices requiring corrective action. Although we can give no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, we believe that, if any charges are brought or additional corrective action orders issued and we are ultimately found to be legally responsible, the probable penalties would not be material to our financial position or results of operations.

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

        By letter dated March 6, 2003, our subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to Texas Clean Air Act requirements were cited. No penalty demand has yet been made by the TCEQ, although penalties are expected.

        We have established financial reserves relating to environmental restoration and remediation programs, which we believe are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements (as to which, we consider the viability of other parties). A total of approximately $24 million has been accrued related to environmental matters as of March 31, 2003. We do not anticipate that, as a result of compliance with current environmental laws and regulations, any future costs in excess of those that have been accrued by our Company will be material to our results of operations or financial position. However, given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

  MTBE Developments

        The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with the proposed ban, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans have been challenged in court as unconstitutional (in light of the Clean Air Act). We are unable to predict what the short- and long-term effects of these matters will be.

        Bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. To date, no such legislation has become law. Whether a ban or substantial restrictions on MTBE use will become law in the future is unknown at this time.

        In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or future regulation of MTBE in California (in which a significant amount of MTBE is consumed), in other states, or nationally may result in a significant reduction in demand for MTBE and may result in a material loss in revenues or material costs or expenditures.

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

        In the event that there should be a phase-out of MTBE in the United States, we believe we will be able to export MTBE to Europe or elsewhere or use its co-product tertiary butyl alcohol ("TBA") to produce saleable products other than MTBE. We believe that our low production costs at our PO/MTBE facility will put us in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        Furthermore, we cannot give any assurance that we will not be named in litigation relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Recent Financial Accounting Standards

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, we were required to reassess the useful lives of all acquired intangibles and perform an impairment test on goodwill. In the first quarter of 2002, we completed the assessment of useful lives and concluded that no adjustment to the amortization period of intangible assets was necessary.

        We have completed our initial assessment of goodwill impairment as of January 1, 2002 and have concluded that there is no indication of impairment. We have elected to test goodwill for impairment annually as of April 1 as required by SFAS No. 142. The annual assessment has been completed as of April 1, 2002 and we have concluded that there is no indication of impairment. As of December 31, 2002, we had no goodwill on our balance sheet.

        On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, we adopted this new accounting standard on January 1, 2003. We believe this statement's impact will not be significant; however, standard-setters continue to debate the statement's applicability to assets where the timing of any ultimate obligation is indefinite.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. We were required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements.

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

Long-Lived Assets

        The most critical policy that impacts our operating assets is the determination of useful lives of our property, plant and equipment. Such lives are estimated based upon our historical experience, engineering estimates and industry information and are reviewed when economic events indicate that we may not be able to recover the carrying value of the assets. The estimated lives of our property range from 3 to 20 years and depreciation is recorded on the straight-line method. Inherent in our estimates of useful lives is the assumption that periodic maintenance and an appropriate level of annual capital expenditures will be performed. Without on-going capital improvements and maintenance, the productivity and cost efficiency declines and the useful lives of our assets would be shorter.

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

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in 2002 and 2001 in connection with closing certain plant locations, work force reductions and other cost savings programs. These charges are recorded when management has committed to a plan and reflect management's best estimates of all the costs necessary to exit the activity. Estimates for plant closing include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contact termination and demolition costs. Estimates for work force reductions and other cost savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information as necessary. Generally, the restructuring plans are expected to be substantially complete within 12 months of the plan. Management evaluates the estimates on a quarterly basis and adjusts the reserve when information indicates that the estimate is above or below the initial estimate. Due to the relatively short-term nature of the restructuring plans, significant adjustments to the restructuring reserves have not been recorded.

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

Environmental Reserves

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information, see "Note 16—Environmental Matters" to the consolidated financial statements.

Changes in Financial Condition

        The following information summarizes our working capital position as of March 31, 2003 and December 31, 2002 (dollars in millions):

	March 31 2003	December 31, 2002	Difference
Current assets:
Cash and cash equivalents	$49.3	$75.4	$(26.1)
Accounts and notes receivables	548.9	467.9	81.0
Inventories	600.2	561.3	38.9
Prepaid expenses	16.7	22.0	(5.3)
Deferred income taxes	31.2	31.2	—
Other current assets	71.5	75.4	(3.9)

Total current assets	1,317.8	1,233.2	84.6

Current liabilities:
Accounts payable	324.5	314.8	9.7
Accrued liabilities	482.2	523.8	(41.6)
Current portion of long-term debt	1.3	43.9	(42.6)
Other current liabilities	27.6	28.7	(1.1)

Total current liabilities	835.6	911.2	(75.6)

Working capital	$482.2	$322.0	$160.2

        As of March 31, 2003, our working capital increased by $160.2 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash balances of $26.1 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements;

  •
  The increase in accounts receivable of $81.0 million is due primarily to higher average selling prices resulting partly in response to increased underlying feedstock and raw material prices, in addition to a strong euro versus the U.S. dollar;

  •
  The increase in inventories of $38.9 million is mainly due to an increase in feedstock and raw material prices, seasonality of inventory levels and foreign currency movements;

  •
  The decrease in accrued liabilities of $41.6 million results primarily from payments of accrued interest, property taxes, and other accrued expenses; and

  •
  The decrease in current portion of long-term debt of $42.6 million is due to the prepayment of scheduled debt payments on the term portion of the HI Credit Facilities with the proceeds of the Senior Notes issued on April 11, 2003.

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

        All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our 2002 annual report on Form 10-K, some of which are summarized below.

  •
  Demand for some of our products is cyclical and we may experience prolonged depressed market conditions for our products.

  •
  We have substantial debt that we may be unable to service and that restricts our activities, which could adversely affect our ability to meet our obligations.

  •
  Certain events affecting HMP and Huntsman LLC could result in a "change of control" under the agreements and instruments governing our debt.

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

  •
  Huntsman LLC may have conflicts of interest with us, and these conflicts could adversely affect our business.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2003, we had no outstanding forward foreign exchange contracts. Predominantly, our hedging activity is to sell forward the majority of our surplus non-dollar receivables for U.S. dollars.

        Under the terms of the HI Credit Facilities, we are required to hedge a significant portion of our floating rate debt. As of March 31, 2003, we had entered into approximately $353.9 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately one to eighteen months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.84% to approximately 6.91%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.25% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.31%. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $15 million. This increase would be reduced by approximately $3.5 million, on an annualized basis, as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce our overall raw material costs, we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2003, we had forward purchase contracts for 35,000 tonnes of naphtha and 65,000 tonnes of other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10%

increase or a 10% decrease in the price per ton of naphtha, the change would result in losses and gains of approximately $1.7 million, respectively.

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

  (b)
  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation references in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, and based in part on the indemnities provided to us in connection with the transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters" for a discussion of environmental proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

  10.1
  Sixth Amendment to Credit Agreement, dated as of April 9, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto

  10.2
  Slag Sales Agreement—Amendment, dated as of February 21, 2003, among Qit-Fer Et Titane Inc. and Tioxide Europe Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

  10.3
  UGS Sales Agreement, dated as of February 21, 2003, among Qit-Fer Et Titane Inc. and Tioxide Europe Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

  99.1
  Certification of Chief Executive Officer

  99.2
  Certification of Chief Financial Officer

  (b)
  Reports Submitted on Form 8-K:

          We filed current reports on Form 8-K on the following specified dates:

            February 13, 2003, with respect to Item 9;

            April 2, 2003, with respect to Item 9;

            April 11, 2003, with respect to Item 9; and

            April 28, 2003, with respect to Items 9 and 12.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN INTERNATIONAL LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Date: May 14, 2003

CERTIFICATION

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ J. KIMO ESPLIN J. Kimo Esplin Chief Financial Officer

Exhibit Index

10.1
Sixth Amendment to Credit Agreement, dated as of April 9, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto

10.2
Slag Sales Agreement—Amendment, dated as of February 21, 2003, among Qit-Fer Et Titane Inc. and Tioxide Europe Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.3
UGS Sales Agreement, dated as of February 21, 2003, among Qit-Fer Et Titane Inc. and Tioxide Europe Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

99.1
Certification of Chief Executive Officer

99.2
Certification of Chief Financial Officer