Form 10-Q
period 2003-06-30
HUNTSMAN INTERNATIONAL LLC
filed 2003-08-14
CIK 1089748

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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
YES ☐ NO ☒

        On August 14, 2003, 1,000 member equity units of Huntsman International LLC were outstanding. There is no established trading market for Registrant's units of membership interest. All of Registrant's units of membership interest are held by an affiliate.

HUNTSMAN INTERNATIONAL LLC
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$86.4	$75.4
Accounts and notes receivable (net of allowance for doubtful accounts of $18.3 and $14.5, respectively)	542.7	467.9
Inventories	625.7	561.3
Prepaid expenses	17.2	22.0
Deferred income taxes	31.2	31.2
Other current assets	76.1	75.4

Total current assets	1,379.3	1,233.2
Property, plant and equipment, net	3,119.3	3,071.1
Investment in unconsolidated affiliates	139.6	133.9
Intangible assets, net	290.4	302.8
Other noncurrent assets	353.2	338.8

Total assets	$5,281.8	$5,079.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (includes overdraft facility of $21.5 as of June 30, 2003)	$345.4	$314.8
Accrued liabilities	553.3	523.8
Current portion of long-term debt	1.3	43.9
Other current liabilities	23.9	28.7

Total current liabilities	923.9	911.2
Long-term debt	2,924.7	2,729.9
Deferred income taxes	218.4	215.1
Other noncurrent liabilities	155.7	158.4

Total liabilities	4,222.7	4,014.6

Minority interests	2.8	—

Commitments and contingencies (Notes 15 and 16)
Equity:
Member's equity, 1,000 units	1,026.1	1,026.1
Retained earnings	101.9	186.5
Accumulated other comprehensive loss	(71.7)	(147.4)

Total equity	1,056.3	1,065.2

Total liabilities and equity	$5,281.8	$5,079.8

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in Millions)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Revenues:
Trade sales and services	$1,238.6	$1,084.4	$2,435.8	$2,006.0
Related party sales	68.8	90.6	169.3	166.9

Total revenues	1,307.4	1,175.0	2,605.1	2,172.9
Cost of goods sold	1,153.0	1,017.4	2,315.3	1,889.8

Gross profit	154.4	157.6	289.8	283.1
Expenses:
Selling, general and administrative	91.4	81.7	179.5	159.4
Research and development	12.4	13.7	24.6	26.0
Other operating income	(8.2)	(23.2)	(7.7)	(15.6)
Restructuring, plant closing costs and asset impairment charges	21.5	—	38.6	—

Total expenses	117.1	72.2	235.0	169.8

Operating income	37.3	85.4	54.8	113.3
Interest expense	(64.1)	(61.8)	(128.3)	(115.2)
Interest income	—	0.3	0.6	0.5
Gain (loss) on sale of accounts receivable	(8.5)	3.5	(18.1)	(0.1)
Other expense	(0.1)	(0.4)	(2.3)	—

Income (loss) before income taxes	(35.4)	27.0	(93.3)	(1.5)
Income tax benefit (expense)	0.8	(28.2)	8.7	3.2
Minority interests in subsidiaries' income	—	1.0	—	0.2

Net income (loss)	(34.6)	(0.2)	(84.6)	1.9
Other comprehensive income	70.6	103.5	75.7	82.6

Comprehensive income (loss)	$36.0	$103.3	$(8.9)	$84.5

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Member's Equity			Accumulated Other Compre- hensive Loss
	Shares/ Units	Amount	Retained Earnings		Total
Balance, January 1, 2003	1,000	$1,026.1	$186.5	$(147.4)	$1,065.2
Net loss		—	(84.6)	—	(84.6)
Other comprehensive income		—	—	75.7	75.7

Balance, June 30, 2003	1,000	$1,026.1	$101.9	$(71.7)	$1,056.3

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cash Flows From Operating Activities:
Net income (loss)	$(84.6)	$1.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of investment in unconsolidated affiliates	(0.1)	(0.1)
Depreciation and amortization	137.7	118.9
Noncash restructuring, plant closing and asset impairment charges	11.4	—
Noncash interest expense	7.8	7.0
Deferred income taxes	(12.2)	(10.1)
Gain on foreign currency transactions	(18.7)	(24.5)
Minority interests in subsidiaries	—	(0.2)
Changes in operating assets and liabilities:
Accounts and notes receivable	(20.5)	(55.5)
Inventories	(36.5)	67.3
Prepaid expenses	5.6	(2.1)
Other current assets	(20.8)	(0.3)
Other noncurrent assets	(5.6)	4.2
Accounts payable	0.9	33.3
Accrued liabilities	5.1	(56.3)
Other current liabilities	(4.7)	(3.6)
Other noncurrent liabilities	(12.8)	0.3

Net cash provided by (used in) operating activities	(48.0)	80.2

Investing Activities:
Acquisitions of minority interest	—	(9.0)
Capital expenditures	(54.0)	(94.8)
Net cash received from unconsolidated affiliates	0.7	2.2
Advances to unconsolidated affiliates	(1.5)	(1.6)

Net cash used in investing activities	(54.8)	(103.2)

Financing Activities:
Net borrowings under revolving loan facilities	138.2	121.1
Issuance of senior notes	157.9	300.0
Repayment of long-term debt	(195.3)	(410.5)
Shares of subsidiary issued to minorities for cash	2.8	—
Debt issuance costs	—	(10.3)

Net cash provided by financing activities	103.6	0.3

Effect of exchange rate changes on cash	10.2	5.1

Increase (decrease) in cash and cash equivalents	11.0	(17.6)
Cash and cash equivalents at beginning of period	75.4	83.9

Cash and cash equivalents at end of period	$86.4	$66.3

Supplemental cash flow information:
Cash paid for interest	104.1	103.3
Cash paid for income taxes	7.9	3.8

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

  Description of Business

        Huntsman International LLC and its subsidiaries (collectively, the "Company") are global manufacturers and marketers of differentiated and commodity chemicals. The Company is a Delaware limited liability company and all of its membership interests are owned by Huntsman International Holdings LLC ("HIH"). HIH is a Delaware limited liability company and its membership interests are owned 100%, directly and indirectly, by HMP Equity Holdings Corporation ("HMP").

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

2.     Recently Adopted Financial Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The Company believes this statement's impact will not be significant; however, standard-setters continue to debate the statement's applicability to assets where the timing of any ultimate obligation is indefinite.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on the Company's consolidated financial statements.

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN No. 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. FIN No. 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company's consolidated earnings, financial position, or cash flows.

        In May 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with this guidance applied prospectively. This statement had no impact on the Company's results of operations or financial position at June 30, 2003 and the Company does not expect this statement to have a material impact on its consolidated financial statements.

3.     Inventories

        Inventories as of June 30, 2003 and December 31, 2002 consisted of the following (dollars in millions):

	June 30 2003	December 31, 2002
Raw materials and supplies	$142.1	$149.6
Work in progress	17.9	25.9
Finished goods	465.7	385.8

Total	$625.7	$561.3

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	June 30 2003	December 31, 2002
Land	$45.1	$42.9
Buildings	184.0	157.7
Plant and equipment	3,599.8	3,446.3
Construction in progress	202.6	172.7

Total	4,031.5	3,819.6
Less accumulated depreciation	(912.2)	(748.5)

Net	$3,119.3	$3,071.1

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

	June 30, 2003	December 31, 2002
Louisiana Pigment Company, L.P. (50%)	$130.7	$131.4
Rubicon, Inc. (50%)	1.4	1.3
BASF Huntsman Shanghai Isocyanate Investment BV (50%)	6.1	—
Others	1.4	1.2

Total	$139.6	$133.9

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2003 were as follows (dollars in millions):

	June 30, 2003			December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$351.0	$101.8	$249.2	$348.7	$89.9	$258.8
Non-compete agreements	49.4	34.7	14.7	49.1	30.9	18.2
Other intangibles	30.6	4.1	26.5	28.9	3.1	25.8

Total	$431.0	$140.6	$290.4	$426.7	$123.9	$302.8

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	June 30, 2003	December 31, 2002
Prepaid pension assets	$156.4	$146.2
Debt issuance costs	59.0	60.7
Capitalized turnaround expense	49.2	47.6
Receivables from affiliates	16.5	18.6
Spare parts inventory	52.4	46.2
Other noncurrent assets	19.7	19.5

Total	$353.2	$338.8

8.     Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	June 30, 2003	December 31, 2002
Raw materials and services	$202.0	$217.7
Interest	78.8	61.3
Taxes (income, property and VAT)	40.4	41.4
Payroll, severance and related costs	82.6	67.4
Volume and rebates accruals	44.8	52.5
Restructuring and plant closing costs	22.9	7.1
Other miscellaneous accruals	81.8	76.4

Total	$553.3	$523.8

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	June 30, 2003	December 31, 2002
Pension liabilities	$89.0	$82.3
Other postretirement benefits	11.8	10.8
Environmental accruals	9.0	19.3
Payable to affiliate	38.3	37.9
Other noncurrent liabilities	7.6	8.1

Total	$155.7	$158.4

10.   Restructuring, Plant Closing and Asset Impairment Charges

        As of December 31, 2002, the Company had a reserve for restructuring and plant closing costs related to the closure of the Polyurethanes Shepton Mallet, U.K. manufacturing facility of $7.1 million recorded in accrued liabilities. The entire amount was related to workforce reductions. During the first half of 2003, the Company made cash payments of $3.4 million relating to this charge.

        On March 11, 2003, the Company announced that, in its Polyurethanes segment, it is integrating its global flexible products division into its global derivatives division, and it recorded a charge of $17.1 million in the first quarter 2003. In June 2003, the Polyurethanes segment announced a further restructuring at its Rozenburg, Netherlands site. This charge represents severance costs and is estimated to total approximately $10.4 million, which will be recorded through December 2005. During the three months ended June 30, 2003, $1.4 million was recorded as a restructuring charge. These Polyurethanes segment charges represent severance and are included in accrued liabilities. Also in June 2003, the Company announced that its Performance Products segment would close a number of plants at the Company's Whitehaven, UK facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of severance costs. These charges are part of an overall corporate cost reduction program that is expected to be implemented and recorded from 2003 to 2005.

        As of June 30, 2003, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	Accrued Liabilities as of December 31, 2002	2003 Charge	Non-cash Portion	Cash Payments	Accrued Liabilities as of June 30, 2003
Property, plant and equipment	$—	$11.4	$(11.4)	$—	$—
Workforce reductions	7.1	27.2	—	(11.4)	22.9

Total	$7.1	$38.6	$(11.4)	$(11.4)	$22.9

11.   Long-term Debt

        Long-term debt outstanding as of June 30, 2003 and December 31, 2002 is as follows (dollars in millions):

	June 30, 2003	December 31, 2002
Senior Secured Credit Facilities:
Revolving loan facility	$137.2	$67.0
Term A dollar loan	61.8	109.7
Term A euro loan (in U.S. dollar equivalent)	85.1	138.5
Term B loan	517.5	526.3
Term C loan	517.5	526.3
Senior Unsecured Notes	450.0	300.0
Senior Subordinated Notes	1,126.8	1,076.8
Other long-term debt	30.1	29.2

Subtotal	2,926.0	2,773.8
Less current portion	(1.3)	(43.9)

Total	$2,924.7	$2,729.9

  HI Credit Facilities

        The Company has senior secured credit facilities (the "HI Credit Facilities") which consist of a revolving loan facility of up to $400 million that matures on June 30, 2005, term A dollar loan and term A Euro loan facilities that mature on June 30, 2005 (with the next semi-annual payment due in the fourth quarter 2004), a term B loan facility that matures on June 30, 2007, and a term C loan facility that matures on June 30, 2008. The term B and term C loan facilities require payments in annual installments of $5.5 million each, with the next payments occurring in the second quarter 2005 and the remaining unpaid balances due on final maturity.

        Interest rates for the HI Credit Facilities are based upon, at the Company's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.50% to 4.50% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 3.25% per annum. As of June 30, 2003 and December 31, 2002, the average interest rates on the HI Credit Facilities were 5.3% and 5.8%, respectively, excluding the impact of interest rate hedges.

        The obligations under the HI Credit Facilities are supported by guarantees of the Company's domestic and certain foreign subsidiaries (collectively the "Guarantors") and HIH, as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The HI Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. Management believes that the Company is in compliance with the covenants of the HI Credit Facilities as of June 30, 2003.

  Senior Unsecured Notes and Senior Subordinated Notes

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

        On April 11, 2003, the Company sold an additional $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 (the "2003 Senior Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. The Company used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities. In connection with the Company's contractual obligation to register the 2003 Senior Notes, on June 25, 2003 the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission.

        The Company also has outstanding $600 million and €450 million 10.125% Senior Subordinated Notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable semi-annually and the Subordinated Notes mature on July 1, 2009. The Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Subordinated Notes are redeemable

  •
  on or after July 1, 2004 at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007, and

  •
  prior to July 1, 2004 at 105.063% of the principal amount thereof, discounted to the redemption date using the treasury rate (for the dollar denominated notes) or the bond rate (for the Euro denominated notes) plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption.

        The Senior Notes and the Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring the Company to offer to repurchase the Senior Notes and the Subordinated Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the Senior Notes and the Subordinated Notes as of June 30, 2003.

12.   Derivatives and Hedging Activities

  Interest Rate Hedging

        Interest rate contracts with a fair value of $17.9 million and $23.4 million were recorded as a component of other current liabilities as of June 30, 2003 and December 31, 2002, respectively. The fair value of the cash flow hedges and the interest rate contracts not designated as hedges are $12.0 million and $5.9 million as of June 30, 2003 and $15.6 million and $7.8 million as of December 31, 2002. The changes in fair value of the cash flow hedges resulted in a $0.2 million and a $2.7 million decrease in interest expense and a $3.4 million increase and a $1.6 million decrease in other comprehensive income (loss) for the six months ended June 30, 2003 and 2002, respectively. The changes in fair value of the interest rate contracts not designated as hedges resulted in a $2.0 million and a $0.8 million decrease in interest expense for the six months ended June 30, 2003 and 2002, respectively.

  Commodity Price Hedging

        As of June 30, 2003, the fair value of cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income is $0.4 million. As of December 31, 2002, the fair value of cash flow commodity price hedging contracts was not material.

        As of June 30, 2003 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.2 million to other current liabilities, an increase to inventory of $0.5 million, and an increase to other comprehensive income (loss) of $0.3 million. As of December 31, 2002 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.8 to other current liabilities and an increase to inventory of $0.8 million.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $0.1 million and $0.6 million in other current assets and liabilities, respectively, as of June 30, 2003 and, $0.8 million and $0.2 million other current assets and liabilities, respectively, as of December 31, 2002.

        During the six months ended June 30, 2003 and 2002, the Company recorded a decrease of $2.5 million and an increase of $0.4 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

  Foreign Currency Rate Hedging

        As of June 30, 2003 and December 31, 2002 and for the six months ended June 30, 2003 and 2002, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts is not material. During the six months ended June 30, 2003, a $0.9 increase was recorded to other comprehensive income (loss) as a result of hedging transactions.

  Net Investment Hedging

        Currency effects of net investment hedges produced losses of approximately $48.8 million and $76.8 million in other comprehensive loss (foreign currency translation adjustments) for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003 and December 31, 2002, there was a cumulative net loss of approximately $81.5 million and $32.7 million, respectively.

13.   Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated a five-year revolving securitization program under which certain trade receivables were and will be transferred to an off balance sheet special purpose entity at a discount. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and the Company is subject to recourse provisions. At June 30, 2003, the special purpose entity had outstanding $188.3 million in medium-term notes ("MTNs") and $121.5 million in commercial paper.

        The Company's retained interest in receivables (including servicing assets) subject to the program was approximately $107 million and $112 million as of June 30, 2003 and December 31, 2002, respectively. The value of the retained interest is subject to credit and interest rate risk. For the six months ended June 30, 2003 and 2002, new sales totaled approximately $2,055 million and $1,415 million, respectively, and cash collections reinvested totaled approximately $1,912 million and $1,221 million, respectively. Servicing fees received during the first six months of 2003 and 2002 were approximately $2.4 million and $1.6 million, respectively, and are recorded as a reduction in the loss on sale of accounts receivable in the statements of operations.

        The key economic assumptions used in valuing the residual interest at June 30, 2003 are presented below:

Weighted average life (in months)	2
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	5%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of June 30, 2003 and December 31, 2002 were $13.8 million and $11.2 million, respectively.

14.   Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	June 30, 2003		December 31, 2002
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)
Foreign currency translation adjustments	$27.4	$65.9	$(38.5)	$147.2
Additional minimum pension liability	(85.6)	2.5	(88.1)	(88.1)
Additional minimum pension liability—unconsolidated affiliate	(5.4)	—	(5.4)	(5.4)
Unrealized loss on securities	—	2.7	(2.7)	(2.7)
Net unrealized loss on derivative instruments	(7.0)	4.6	(11.6)	2.4
Cumulative effect of accounting change	(1.1)	—	(1.1)	—

Total	$(71.7)	$75.7	$(147.4)	$53.4

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

16.   Environmental Matters

  General

        The Company's operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which the Company operates. The Company makes every reasonable effort to remain in full compliance with existing governmental regulations. Accordingly, the Company may incur costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. The Company cannot provide assurances that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

        Capital expenditures are currently planned under national legislation implementing the European Union ("EU") Directive on Integrated Pollution Prevention and Control. Under this directive the majority of the Company's European plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, the Company believes that related expenditures to upgrade its wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, the Company may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration, the Seveso II Directive, which governs major accident hazards, as well as the Water Framework Directive. It is also possible that additional expenditures to reduce air emissions at two of the Company's U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on the Company's operations. Therefore, the Company cannot provide assurances that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

        The Company has established financial reserves relating to environmental restoration and remediation programs, which the Company believes are sufficient for known requirements. In connection with various acquisitions, the acquisition agreements generally provide for indemnification for environmental pollution existing on the date of acquisition. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. Liabilities are based upon all available facts, existing technology, past experience and cost-sharing and indemnification arrangements (as to which, the Company considers the viability of other parties).

        A total of $23.2 million has been accrued related to environmental matters as of June 30, 2003. Estimates of ultimate future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the determination of the Company's liability in proportion to other parties, the extent to which such costs are recoverable from insurance, and the extent to which environmental laws and regulations may change in the future. However, it is not anticipated that any future costs, in excess of those that have been accrued by the Company, will be material to the Company's results of operations or financial position as a result of compliance with current environmental laws and regulations.

  Potential Liabilities

        Given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company is aware of the following matters:

        Huntsman Petrochemical Corporation and the Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) settled outstanding allegations of environmental regulatory violations at the Company's Port Neches, Texas, facilities on May 29, 2003. The settlement imposes penalties totaling $352,250 and requires that the Company apply for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Less than $100,000 of the aforementioned penalties are allocable to the Company. Although management does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit may cause it to incur substantial costs that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes that it did not own the tanks; however, it did own the acid in the tanks. The U.K. Environmental Authority ("EA") and the Health and Safety Executive (the "HSE") are investigating the incident, and the HSE has issued three Improvement Notices requiring corrective action. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, the Company believes that, if any charges are brought or additional corrective action orders issued and the Company is ultimately found to be legally responsible, the probable penalties would not be material to its financial position or results of operations.

        The Company's subsidiary, Tioxide Europe S.L. ("Tioxide"), is in the process of voluntarily removing filter salts from a property previously operated by Almagrera in Spain. Almagrera supplied sulphuric acid to Tioxide. Under an agreement with Almagrera, Tioxide had for some time supplied filter salts to Almagrera to be used in the manufacture of sulphuric acid. When Almagrera filed for bankruptcy and closed its plant by the end of 2001, a large pile of stored filter salts was found on its premises. Tioxide estimates the cost of removal and disposal of the filter salts will total €1.7 million. As of June 30, 2003, Tioxide had spent €0.5 million. Another €1.2 million will likely be spent during the balance of 2003. The Company does not believe expenditures in connection with this matter will be material.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), ICI, Rhodia S.A. and The Dow Chemical Company, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, it cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

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

  MTBE Developments

        The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with the proposed ban, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans have been challenged in court as unconstitutional (in light of the Clean Air Act); to date, these challenges have not been successful. The Company is unable to predict what the short- and long-term effects of these matters will be.

        Bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. To date, no such legislation has become law. Whether a ban or substantial restrictions on MTBE use will become federal law in the future is unknown at this time.

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

        In addition, while there has been litigation concerning the environmental effects of MTBE, the Company is not a defendant in any pending MTBE case, and the Company believes that it would have valid defenses in the event such a case were brought against it. However, the Company cannot give any assurance that it will not be named in litigation relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

17.   Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices.

        The Company uses EBITDA to measure the financial performance of its global business units and for reporting the results of its operating segments. This measure includes all operating items relating to the businesses. The EBITDA of operating segments excludes items that principally apply to the Company as a whole. The Company believes that EBITDA is useful in helping investors assess the results of its business operations. The net sales, operating income and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(In Millions)
Net sales
Polyurethanes	$565.8	$547.0	$1,120.7	$1,011.4
Performance Products	164.5	147.8	325.6	283.5
Pigments	255.4	234.5	501.5	436.7
Base Chemicals	357.7	274.1	729.9	487.7
Eliminations	(36.0)	(28.4)	(72.6)	(46.4)

Total	$1,307.4	$1,175.0	$2,605.1	$2,172.9

Operating income (loss)
Polyurethanes	$11.9	$78.1	$16.2	$132.2
Performance Products	(24.1)	9.7	(24.7)	14.5
Pigments	14.2	2.5	27.3	2.7
Base Chemicals	25.2	(19.2)	39.7	(38.0)
Unallocated and other	10.1	14.3	(3.7)	1.9

Total	$37.3	$85.4	$54.8	$113.3

Total	$74.6	$170.8	$109.6	$226.6
Segment EBITDA(1)
Polyurethanes	$48.1	$111.0	$88.2	$198.2
Performance Products	(21.6)	12.4	(19.2)	19.3
Pigments	30.9	13.2	59.8	24.1
Base Chemicals	37.4	(7.7)	63.8	(15.2)
Unallocated and other(2)	2.7	20.3	(20.5)	5.9

Total EBITDA	$97.5	$149.2	$172.1	$232.3
Net interest expense	(64.1)	(61.5)	(127.7)	(114.7)
Income tax benefit	0.8	(28.2)	8.7	3.2
Depreciation and amortization	(68.8)	(59.7)	(137.7)	(118.9)

Net Income (Loss)	$(34.6)	$(0.2)	$(84.6)	$1.9

(1)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization and taxes.

(2)
EBITDA from unallocated and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

18.   Recent Events

  Purchase of HIH Membership Interests

        On May 9, 2003, HMP issued senior discount notes (the "HMP Senior Discount Notes"), with warrants to purchase 12% of HMP's fully diluted common stock as of such date. HMP used the proceeds to exercise an option that it held and purchased the 30% membership interest in HIH held indirectly by ICI. In addition, HMP used a portion of the HMP Senior Discount Notes and warrants to purchase approximately 9% of the HIH membership interests held by institutional investors. HMP also used the proceeds to complete the purchase of the senior subordinated reset discount notes due 2009 of HIH that were originally issued to ICI (the "B Notes"). Accordingly, HMP directly and indirectly owns 100% of the membership interests of HIH and the B Notes. The B Notes held by HMP will remain outstanding obligations of HIH.

        Huntsman Specialty, the indirect subsidiary of HMP that holds 60% of the membership interests in HIH, has pledged its 60% interest in HIH as collateral under the Huntsman LLC senior secured credit facilities. HMP has separately pledged certain of its assets, including the remaining 40% membership interests in HIH, the B Notes and the 100% interest in Huntsman LLC, as collateral under the HMP Senior Discount Notes. In addition, Huntsman Group Inc. has pledged its 100% equity interest in HMP as collateral for its guarantee of the HMP Senior Discount Notes.

  Completion of the Vantico Restructuring and Business Combination

        On June 30, 2003, GOP, HMP and Huntsman Holdings, completed a restructuring and business combination involving Vantico Group S.A. and its subsidiaries (collectively, "Vantico"). Vantico is a leading European-based global epoxy resin producer providing solutions in the fields of innovative coatings, structural composites, adhesives, tooling materials, and electric and electronic insulation. In conjunction with the business combination, Huntsman Advanced Materials Investments LLC, Huntsman Advanced Materials Holdings LLC and Huntsman Advanced Materials LLC (collectively with Vantico, "Advanced Materials"), were formed to hold the Vantico business.

        The Company does not own any Advanced Materials securities, and there are no cross-company guarantees between the Company and Advanced Materials. In addition, the Company will not be required to make any cash contributions to Advanced Materials. The Company has entered into contractual arrangements with Advanced Materials regarding management, technology and commercial matters, and certain of the current employees of the Company have assumed senior positions at Advanced Materials. Management believes that these transactions have been made on terms which are no less favorable to the Company than would be expected from an unaffiliated third-party.

  Chinese MDI Joint Venture

        In January 2003, the Company entered into joint venture agreements to build MDI production facilities near Shanghai, China with BASF and three Chinese chemical companies. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003. The joint venture expects to obtain secured financing for the construction of the production facilities in the third quarter 2003. The financing will be non-recourse to the Company, but will be guaranteed during the construction phase by affiliates of the joint venture, including Huntsman Holdings. The Company anticipates that its investment in the joint venture and other related capital costs will approximate $75 million.

19.   Consolidating Condensed Financial Statements

        The following consolidating condensed financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors, under the Company's indenture, on a combined, or where appropriate, consolidated basis, with its investment in the non-guarantors recorded under the equity method; and the non-guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2003 and December 31, 2002 and for the periods ended June 30, 2003 and 2002. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The combined guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the senior notes and the senior subordinated notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for each of the guarantors because management believes that such information is not material to investors.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$28.6	$0.2	$57.6	$—	$86.4
Accounts and notes receivable, net	64.6	100.1	461.1	(83.1)	542.7
Inventories	63.6	101.7	460.4	—	625.7
Prepaid expenses	2.1	—	15.1	—	17.2
Deferred income taxes	—	—	31.2	—	31.2
Other current assets	99.2	273.5	74.0	(370.6)	76.1

Total current assets	258.1	475.5	1,099.4	(453.7)	1,379.3
Property, plant and equipment, net	546.1	331.5	2,241.7	—	3,119.3
Investment in unconsolidated affiliates	3,304.9	728.7	7.6	(3,901.6)	139.6
Intangible assets, net	274.5	5.4	10.5	—	290.4
Other noncurrent assets	85.8	1,774.8	261.2	(1,768.6)	353.2

Total assets	$4,469.4	$3,315.9	$3,620.4	$(6,123.9)	$5,281.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76.3	$84.1	$268.1	$(83.1)	$345.4
Accrued liabilities	116.4	26.0	452.1	(41.2)	553.3
Current portion of long-term debt	1.2	—	0.1	—	1.3
Other current liabilities	241.5	4.9	107.0	(329.5)	23.9

Total current liabilities	435.4	115.0	827.3	(453.8)	923.9
Long-term debt	2,934.8	—	1,758.4	(1,768.5)	2,924.7
Deferred income taxes	(7.4)	—	225.8	—	218.4
Other noncurrent liabilities	50.3	—	105.4	—	155.7

Total liabilities	3,413.1	115.0	2,916.9	(2,222.3)	4,222.7

Minority interests	—	—	2.8	—	2.8

Equity:
Member's equity	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,423.4	784.5	(3,207.9)	—
Retained earnings	101.9	756.9	15.5	(772.4)	101.9
Accumulated other comprehensive income (loss)	(71.7)	20.6	(99.3)	78.7	(71.7)

Total equity	1,056.3	3,200.9	700.7	(3,901.6)	1,056.3

Total liabilities and equity	$4,469.4	$3,315.9	$3,620.4	$(6,123.9)	$5,281.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2002 (UNAUDITED)

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$19.0	$0.3	$56.1	$—	$75.4
Accounts and notes receivable, net	91.3	113.8	378.2	(115.4)	467.9
Inventories	53.2	63.4	444.7	—	561.3
Prepaid expenses	4.3	1.9	15.8	—	22.0
Deferred income taxes	—	—	31.2	—	31.2
Other current assets	74.5	245.5	99.5	(344.1)	75.4

Total current assets	242.3	424.9	1,025.5	(459.5)	1,233.2
Property, plant and equipment, net	562.3	339.3	2,169.5	—	3,071.1
Investment in unconsolidated affiliates	3,098.0	717.4	1.5	(3,683.0)	133.9
Intangible assets, net	289.4	6.3	7.1	—	302.8
Other noncurrent assets	87.9	1,599.0	245.0	(1,593.1)	338.8

Total assets	$4,279.9	$3,086.9	$3,448.6	$(5,735.6)	$5,079.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52.1	$59.7	$318.4	$(115.4)	$314.8
Accrued liabilities	100.0	26.3	428.2	(30.7)	523.8
Current portion of long-term debt	43.2	—	0.7	—	43.9
Other current liabilities	229.9	11.7	100.5	(313.4)	28.7

Total current liabilities	425.2	97.7	847.8	(459.5)	911.2
Long-term debt	2,741.2	—	1,581.8	(1,593.1)	2,729.9
Deferred income taxes	—	—	215.1	—	215.1
Other noncurrent liabilities	48.3	3.8	106.3	—	158.4

Total liabilities	3,214.7	101.5	2,751.0	(2,052.6)	4,014.6

Equity:
Member's equity	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,408.8	772.8	(3,181.6)	—
Retained earnings	186.5	675.7	34.9	(710.6)	186.5
Accumulated other comprehensive loss	(147.4)	(99.1)	(110.1)	209.2	(147.4)

Total equity	1,065.2	2,985.4	697.6	(3,683.0)	1,065.2

Total liabilities and equity	$4,279.9	$3,086.9	$3,448.6	$(5,735.6)	$5,079.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$173.0	$165.6	$900.0	$—	$1,238.6
Related party sales	32.4	24.3	76.5	(64.4)	68.8

Total revenue	205.4	189.9	976.5	(64.4)	1,307.4
Cost of goods sold	168.5	180.2	868.7	(64.4)	1,153.0

Gross profit	36.9	9.7	107.8	—	154.4
Expenses:
Selling, general and administrative	31.3	3.7	56.4	—	91.4
Research and development	9.6	0.2	2.6	—	12.4
Other operating (income) expense	7.3	(7.1)	(8.4)	—	(8.2)
Restructuring, plant closing costs and asset impairment charges	—	—	21.5	—	21.5

Total expenses	48.2	(3.2)	72.1	—	117.1

Operating income	(11.3)	12.9	35.7	—	37.3
Interest (expense) income, net	(63.8)	38.3	(38.6)	—	(64.1)
Loss on sale of accounts receivable	(5.7)	(0.6)	(2.2)	—	(8.5)
Equity in earnings (losses) of unconsolidated affiliates	46.3	(4.8)	—	(41.5)	—
Other expense	(0.1)	—	—	—	(0.1)

Income (loss) before income taxes	(34.6)	45.8	(5.1)	(41.5)	(35.4)
Income tax benefit	—	—	0.8	—	0.8

Net income (loss)	(34.6)	45.8	(4.3)	(41.5)	(34.6)
Other comprehensive income (loss)	70.6	100.6	24.3	(124.9)	70.6

Comprehensive income (loss)	$36.0	$146.4	$20.0	$(166.4)	$36.0

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$177.3	$167.8	$739.3	$—	$1,084.4
Related party sales	32.8	32.2	90.4	(64.8)	90.6

Total revenue	210.1	200.0	829.7	(64.8)	1,175.0
Cost of goods sold	138.6	159.2	784.4	(64.8)	1,017.4

Gross profit	71.5	40.8	45.3	—	157.6
Expenses:
Selling, general and administrative	32.6	3.4	45.7	—	81.7
Research and development	9.4	0.7	3.6	—	13.7
Other operating (income) expense	2.6	(7.2)	(18.6)	—	(23.2)

Total expenses	44.6	(3.1)	30.7	—	72.2

Operating income	26.9	43.9	14.6	—	85.4
Interest (expense) income, net	(63.0)	28.6	(27.1)	—	(61.5)
Gain (loss) on sale of accounts receivable	0.5	(0.8)	3.8	—	3.5
Equity in earnings (losses) of unconsolidated affiliates	35.8	(42.3)	—	6.5	—
Other income (expense)	(0.4)	0.4	(0.4)	—	(0.4)

Income (loss) before income taxes	(0.2)	29.8	(9.1)	6.5	27.0
Income tax expense	—	—	(28.2)	—	(28.2)
Minority interests in subsidiaries' income	—	—	1.0	—	1.0

Net income (loss)	(0.2)	29.8	(36.3)	6.5	(0.2)
Other comprehensive income (loss)	103.5	160.4	37.5	(197.9)	103.5

Comprehensive income (loss)	$103.3	$190.2	$1.2	$(191.4)	$103.3

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$344.5	$337.0	$1,754.3	$—	$2,435.8
Related party sales	62.0	52.9	171.3	(116.9)	169.3

Total revenue	406.5	389.9	1,925.6	(116.9)	2,605.1
Cost of goods sold	338.2	358.0	1,736.0	(116.9)	2,315.3

Gross profit	68.3	31.9	189.6	—	289.8
Expenses:
Selling, general and administrative	63.0	7.6	108.9	—	179.5
Research and development	19.2	0.7	4.7	—	24.6
Other operating (income) expense	11.1	(7.8)	(11.0)	—	(7.7)
Restructuring, plant closing costs asset impairment charges	—	—	38.6	—	38.6

Total expenses	93.3	0.5	141.2	—	235.0

Operating income	(25.0)	31.4	48.4	—	54.8
Interest (expense) income, net	(128.2)	72.8	(72.3)	—	(127.7)
Loss on sale of accounts receivable	(12.7)	(1.2)	(4.2)	—	(18.1)
Equity in earnings (losses) of unconsolidated affiliates	83.6	(21.8)	—	(61.8)	—
Other expense	(2.3)	—	—	—	(2.3)

Income (loss) before income taxes	(84.6)	81.2	(28.1)	(61.8)	(93.3)
Income tax benefit	—	—	8.7	—	8.7

Net income (loss)	(84.6)	81.2	(19.4)	(61.8)	(84.6)
Other comprehensive income (loss)	75.7	119.7	10.8	(130.5)	75.7

Comprehensive income (loss)	$(8.9)	$200.9	$(8.6)	$(192.3)	$(8.9)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$326.2	$309.1	$1,370.7	$—	$2,006.0
Related party sales	59.3	59.7	170.1	(122.2)	166.9

Total revenue	385.5	368.8	1,540.8	(122.2)	2,172.9
Cost of goods sold	263.9	296.6	1,451.5	(122.2)	1,889.8

Gross profit	121.6	72.2	89.3	—	283.1
Expenses:
Selling, general and administrative	62.8	7.4	89.2	—	159.4
Research and development	17.4	0.9	7.7	—	26.0
Other operating (income) expense	3.8	(5.9)	(13.5)	—	(15.6)

Total expenses	84.0	2.4	83.4	—	169.8

Operating income	37.6	69.8	5.9	—	113.3
Interest (expense) income, net	(117.4)	56.0	(53.3)	—	(114.7)
Gain (loss) on sale of accounts receivable	(1.3)	(1.5)	2.7	—	(0.1)
Equity in earnings (losses) of unconsolidated affiliates	82.9	(50.6)	—	(32.3)	—
Other income (expense)	0.1	0.5	(0.6)	—	—

Income (loss) before income taxes	1.9	74.2	(45.3)	(32.3)	(1.5)
Income tax benefit	—	—	3.2	—	3.2
Minority interests in subsidiaries' income	—	—	0.2	—	0.2

Net income (loss)	1.9	74.2	(41.9)	(32.3)	1.9
Other comprehensive income (loss)	82.6	133.3	13.0	(146.3)	82.6

Comprehensive income (loss)	$84.5	$207.5	$(28.9)	$(178.6)	$84.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash provided by (used in) operating activities	$(123.5)	$101.2	$(25.7)	$—	$(48.0)
Investing activities:
Capital expenditures	(3.7)	(2.7)	(47.6)	—	(54.0)
Net cash received from unconsolidated affiliates		0.7			0.7
Advances to unconsolidated affiliates	(1.5)	—	—	—	(1.5)

Net cash used in investing activities	(5.2)	(2.0)	(47.6)	—	(54.8)

Financing activities:
Net borrowings under revolving loan facilities	138.2	—	—	—	138.2
Issuance of senior notes	157.9	—	—	—	157.9
Repayment of long term debt	(194.0)	—	(1.3)	—	(195.3)
Cash contributions by parent	—	146.4	2,057.3	(2,203.7)	—
Cash distributions from subsidiaries	2,200.2	—	—	(2,200.2)	—
Cash distributions to parent		(131.8)	(2,068.4)	2,200.2	—
Cash distributions to subsidiaries	(2,203.7)	—	—	2,203.7	—
Shares of subsidiary issued to minorities for cash	—	—	2.8	—	2.8
Intercompany advances—net of repayments	32.2	(113.8)	81.6	—	—

Net cash provided by (used in) financing activities	130.8	(99.2)	72.0	—	103.6

Effect of exchange rate changes on cash	7.5	—	2.7	—	10.2

Increase in cash and cash equivalents	9.6	—	1.4	—	11.0
Cash and cash equivalents at beginning of period	19.0	0.3	56.1	—	75.4

Cash and cash equivalents at end of period	$28.6	$0.3	$57.5	$—	$86.4

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash provided by (used in) operating activities	$(26.2)	$107.0	$(0.6)	$—	$80.2
Investing activities:
Acquisition of minority interest	—	—	(9.0)	—	(9.0)
Capital expenditures	(6.3)	(1.2)	(87.3)	—	(94.8)
Net cash received from unconsolidated affiliates	—	2.2	—	—	2.2
Advances to unconsolidated affiliates	(1.6)	—	—	—	(1.6)

Net cash provided by (used in) investing activities	(7.9)	1.0	(96.3)	—	(103.2)

Financing activities:
Borrowings under credit facilities	115.1	—	6.0	—	121.1
Repayment of credit facilities	(406.1)	—	(4.4)	—	(410.5)
Issuance of senior subordinated notes	300.0				300.0
Debt issuance costs	(10.3)	—	—	—	(10.3)
Cash contributions by parent	—	110.0	1,406.0	(1,516.0)	—
Cash distributions from subsidiaries	1,559.2	—	—	(1,559.2)	—
Cash distributions to parent	—	(156.8)	(1,402.4)	1,559.2	—
Cash distributions to subsidiaries	(1,516.0)	—	—	1,516.0	—
Intercompany advances—net of repayments	(18.0)	(69.7)	87.7	—	—

Net cash provided by (used in) financing activities	23.9	(116.5)	92.9	0.0	0.3

Effect of exchange rate changes on cash	(0.4)	6.0	(0.5)	—	5.1

Decrease in cash and cash equivalents	(10.6)	(2.5)	(4.5)	—	(17.6)
Cash and cash equivalents at beginning of period	21.0	2.8	60.1	—	83.9

Cash and cash equivalents at end of period	$10.4	$0.3	$55.6	$—	$66.3

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

        All of our membership interests are owned by Huntsman International Holdings LLC ("HIH"). HIH is a Delaware limited liability company and all of its membership interests are owned directly and indirectly by HMP Equity Holdings Corporation ("HMP"). See "—Recent Events—Purchase of HIH Membership Interests" for a discussion of HMP's purchase of the 30% interest in HIH previously owned indirectly by Imperial Chemical Industries PLC ("ICI") and the purchase by HMP of the approximately 9% interest in HIH previously owned by institutional investors.

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

        We derive our revenues, earnings and cash flow from the sale of a wide variety of differentiated and commodity chemicals. We manage our operations through our four principal operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals. We manufacture products at facilities located in North America, Europe, Asia, Australia and Africa, and our products are sold throughout the world. The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

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

        Historically, the demand for many of the products which we produce in our Polyurethanes segment has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes products. However, in the past year, volatile feedstock pricing has impacted overall margins. Historically, sales volumes of MDI products have grown at rates in excess of global GDP growth. The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Liquidity and Capital Resources—Environmental Matters—MTBE Developments" below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the future.

        In comparison to commodity businesses, the demand for many of the products we produce in our Performance Products segment historically has also been relatively resistant to changes in global economic conditions. Like our Polyurethanes segment, Performance Products growth in general is strongly influenced by product substitution, innovation and new product development. Also, demand stability benefits from a broad range of end markets. A significant portion of our Performance Products are sold into consumer end use applications including household detergents, personal care products and cosmetics. As such, historically, demand for these products has been relatively stable and tends to be less susceptible to changes in global economic conditions.

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

        Many of the markets for the Base Chemicals products, particularly ethylene, propylene, paraxylene and cyclohexane, are cyclical and sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of capacity additions resulting in over-capacity and falling prices and profit margins. Demand for the majority of our Base Chemicals has generally grown at rates that are approximately equal to or slightly greater than GDP growth. Market conditions during recent years have been characterized by a general weakening in demand and overcapacity. We believe that weak economic conditions have resulted in a contraction in production capacity. If this contraction in industry capacity is sustained and if demand growth returns to the rates which have been achieved historically, we believe that industry profitability will improve.

Recent Events

  Purchase of HIH Membership Interests

        On May 9, 2003, HMP issued senior discount notes (the "HMP Senior Discount Notes"), with warrants to purchase 12% of HMP's fully diluted common stock as of such date. HMP used the proceeds to exercise an option that it held and purchased the 30% membership interest in HIH held indirectly by ICI. In addition, HMP used a portion of the HMP Senior Discount Notes and warrants to purchase approximately 9% of the HIH membership interests held by institutional investors. HMP also used the proceeds to complete the purchase of the senior subordinated reset discount notes due 2009 of HIH that were originally issued to ICI (the "B Notes"). Accordingly, HMP directly and indirectly owns 100% of the membership interests of HIH and the B Notes. The B Notes held by HMP will remain outstanding obligations of HIH.

        Huntsman Specialty, the indirect subsidiary of HMP that holds 60% of the membership interests in HIH, has pledged its 60% interest in HIH as collateral under the Huntsman LLC senior secured credit facilities. HMP has separately pledged certain of its assets, including the remaining 40% membership interests in HIH, the B Notes and the 100% interest in Huntsman LLC, as collateral under the HMP Senior Discount Notes. In addition, Huntsman Group Inc. has pledged its 100% equity interest in HMP as collateral for its guarantee of the HMP Senior Discount Notes.

  Completion of the Vantico Restructuring and Business Combination

        On June 30, 2003, GOP, HMP and Huntsman Holdings, completed a restructuring and business combination involving Vantico Group S.A. and its subsidiaries (collectively, "Vantico"). Vantico is a leading European-based global epoxy resin producer providing solutions in the fields of innovative coatings, structural composites, adhesives, tooling materials, and electric and electronic insulation. In conjunction with the business combination, Huntsman Advanced Materials Investments LLC, Huntsman Advanced Materials Holdings LLC and Huntsman Advanced Materials LLC (collectively with Vantico, "Advanced Materials"), were formed to hold the Vantico business.

        We do not own any Advanced Materials securities, and there are no cross-company guarantees between us and Advanced Materials. In addition, we will not be required to make any cash contributions to Advanced Materials. We have entered into contractual arrangements with Advanced Materials regarding management, technology and commercial matters, and certain of our current employees have assumed senior positions at Advanced Materials. We believe that these transactions have been made on terms which are no less favorable to us than would be expected from an unaffiliated third-party.

  Chinese MDI Joint Venture

        In January 2003, we entered into joint venture agreements to build MDI production facilities near Shanghai, China with BASF and three Chinese chemical companies. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003. The joint venture expects to obtain secured financing for the construction of the production facilities in the third quarter 2003. The financing will be non-recourse to our Company, but will be guaranteed during the construction phase by affiliates of the joint venture, including Huntsman Holdings. We anticipate that our investment in the joint venture and other related capital costs will approximate $75 million.

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002 (Unaudited) (Dollars in Millions)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Revenues	$1,307.4	$1,175.0	$2,605.1	$2,172.9
Cost of goods sold	1,153.0	1,017.4	2,315.3	1,889.8

Gross profit	154.4	157.6	289.8	283.1
Expenses of selling, general, andcadministrative, research and development and other operating costs	95.6	72.2	196.4	169.8
Restructuring and plant closing costs	21.5	—	38.6	—

Operating income	37.3	85.4	54.8	113.3
Interest expense, net	(64.1)	(61.5)	(127.7)	(114.7)
Gain (loss) on sale of accounts receivable	(8.5)	3.5	(18.1)	(0.1)
Other expense	(0.1)	(0.4)	(2.3)	—

Income (loss) before income taxes	(35.4)	27.0	(93.3)	(1.5)
Income tax benefit (expense)	0.8	(28.2)	8.7	3.2
Minority interests in subsidiaries' income	—	1.0	—	0.2

Net income (loss)	$(34.6)	$(0.2)	$(84.6)	$1.9

Interest expense, net	64.1	61.5	127.7	114.7
Income tax benefit (expense)	(0.8)	28.2	(8.7)	(3.2)
Depreciation and amortization	68.8	59.7	137.7	118.9

EBITDA(1)	$97.5	$149.2	$172.1	$232.3

(1)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. See "Note 17—Operating Segment Information" of the consolidated financial statements.

        Included in EBITDA are the following items of income (expense):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Foreign exchange gains—unallocated	$19.6	$29.2	$16.6	$24.9
Gain (loss) on sale of accounts receivable	(8.5)	3.5	(18.1)	(0.1)
Asset write-down	—	—	(2.8)	—
Restructuring and reorganization:
Polyurethanes	(1.4)	—	(18.5)	—
Performance Products	(20.1)	—	(20.1)	—

Total restructuring and reorganization	(21.5)	—	(38.6)	—

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        For the three months ended June 30, 2003, we had a net loss of $34.6 million on revenues of $1,307.4 million, compared to a net loss of $0.2 million on revenues of $1,175.0 million for the same period in 2002. The decrease of $34.4 million in net income was the result of the following items:

  •
  Revenues for the three months ended June 30, 2003 increased by $132.4 million, or 11%, to $1,307.4 million from $1,175.0 million during the same period in 2002. Revenues increased in all segments due to higher average selling prices, which were partially offset by lower sales volumes in all segments. Average selling prices increased primarily in response to increased underlying raw material prices, but also benefited from an improved product portfolio mix in our Polyurethanes segment and the strong supply and demand conditions that existed in the periods leading up to the second quarter 2003 in our Pigments segment. Revenues also were higher due to the effects of the stronger Euro and GBP Sterling versus the U.S. dollar.

  •
  Gross profit for the three months ended June 30, 2003 decreased by $3.2 million, to $154.4 million from $157.6 million in the same period in 2002. This decrease was mainly the result of higher overall raw material prices, lower overall volumes and increased pension and insurance costs in the second quarter 2003 as compared to the same period of 2002, partially offset by increased average selling prices. The increase in pension costs is primarily due to the combination of poor global capital market performance over the past three years and a simultaneous decrease in the discount (interest) rates used to measure pension liabilities. Insurance costs increased in our 2002/2003 insurance renewal, which we completed in July 2002. This renewal followed a three year period for which premiums had last been set in 1999. Insurance rates have escalated significantly over the applicable period.

  •
  Selling, administrative, research and development ("SG&A") and other operating costs for the three months ended June 30, 2003 increased by $23.4 million, to $95.6 million, from $72.2 million in the same period in 2002. Lower costs resulting from our cost reduction efforts were offset by the effects of foreign currency movements, increased pension and insurance costs, and increased depreciation charges.

  •
  During the second quarter of 2003, we recorded a restructuring and plant closing charge of $21.5 million. This charge was the result of a $1.4 million cost recognized in our Polyurethanes segment associated with cost reduction efforts at our Rozenburg, Netherlands site and a

    $20.1 million cost recorded in our Performance Products segment relating to the closure of certain production units at our Whitehaven, UK facility. These charges are part of an overall corporate cost reduction program that is expected to be implemented and recorded from 2003 to 2005.

  •
  Net interest expense for the three months ended June 30, 2003 increased by $2.6 million to $64.1 million from $61.5 million for the same period in 2002. The increase was primarily due to additional debt in the second quarter 2003, a portion of which represents additional fixed rate senior notes issued in April 2003, partially offset by lower average interest rates under our senior secured credit facilities (the "HI Credit Facilities").

  •
  Loss on sale of accounts receivable increased $12.0 million to a loss of $8.5 million for the three months ended June 30, 2003 as compared to income of $3.5 million for the same period in 2002. This increase is mainly attributable to movements in foreign currencies, in addition to an increase in the size of our securitization program effective October 2002.

  •
  Income tax benefit increased by $29.0 million to a $0.8 million benefit for the three months ended June 30, 2003 as compared to a charge of $28.2 million for the same period in 2002. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Increased tax benefits were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

        The following table sets forth the sales and operating income for each of our operating segments:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Revenues
Polyurethanes	$565.8	$547.0
Performance Products	164.5	147.8
Pigments	255.4	234.5
Base Chemicals	357.7	274.1
Eliminations	(36.0)	(28.4)

Total	$1,307.4	$1,175.0

Operating income
Polyurethanes	$11.9	$78.1
Performance Products	(24.1)	9.7
Pigments	14.2	2.5
Base Chemicals	25.2	(19.2)
Unallocated and other	10.1	14.3

Total	$37.3	$85.4

Polyurethanes

        For the three months ended June 30, 2003, Polyurethanes revenues increased by $18.8 million, or 3%, to $565.8 million from $547.0 million for the same period in 2002. MDI sales revenue increased by 5% as lower sales volumes were offset by increased average selling prices. MDI sales volumes decreased by 10%, with volumes down in Asia, the Americas and Europe. While our derivatives volumes are in line with last year, our rigids division returned lower volumes mainly due to reduced sales in 2003 to other producers combined with the remaining effects of the Asian SARS crisis. MDI average selling prices increased in all regions with a worldwide average increase of 16% resulting from our continued efforts to increase sales prices as raw material prices increased. Polyols sales revenue increased by 4%, as a 12% increase in average selling prices was partially offset by a 7% decrease in sales volumes. PO revenue decreased by 15% mainly due to the conversion of certain sales to a tolling arrangement, having an effect on revenues, but minimal impact on gross margin. MTBE sales revenue increased by 3% compared with the same period in 2002 as a result of a 3% increase in sales volumes, while average selling prices remained relatively flat.

        For the three months ended June 30, 2003, Polyurethanes segment operating income decreased by $66.2 million to $11.9 million from $78.1 million for the same period in 2002. Decreased segment income resulted mainly from higher feedstock prices, lower sales volumes and a $1.4 million restructuring charge that was recorded in June 2003. The restructuring charge relates to cost reduction efforts at our Rozenburg, Netherlands site and is part of an overall corporate cost reduction program that is expected to be implemented and recorded from 2003 to 2005. These decreases in segment operating income were partly offset by increased average selling prices. SG&A costs increased $4.7 million due to increased pension costs, adverse foreign currency movements and increased amortization cost associated with various SAP projects.

Performance Products

        For the three months ended June 30, 2003, Performance Products revenues increased by $16.7 million, or 11%, to $164.5 million from $147.8 million for the same period in 2002. Revenues increased as the result of increased average selling prices. Surfactants average selling prices increased by 18% over the same period in 2002 in U.S. dollar equivalents primarily due to a stronger Euro; however, average selling prices in local currencies fell overall by 4% due mainly to product mix and more intense competition. Surfactants sales volumes fell by 9% primarily due to softer European demand in addition to less export business as a result of the stronger Euro. Ethyleneamines revenues increased 27% primarily due to increased average selling prices and favorable foreign currency movements, while sales volumes remained relatively flat as compared to the comparable period of 2002.

        For the three months ended June 30, 2003, Performance Products segment operating income decreased by $33.8 million from $9.7 million for the three months ended June 30, 2002 to a loss of $24.1 million. Decreased segment operating income is largely the result of a $20.1 million restructuring charge recorded in the second quarter of 2003. In June 2003, we announced the closure of certain production units at our Whitehaven, UK facility as part of a continuing review of our European operations. The charge consists of $8.7 million of severance costs and $11.4 million of asset write downs. Segment operating income also decreased due to higher raw material costs, as well as increased manufacturing and SG&A costs resulting from higher insurance costs and adverse foreign currency movements.

Pigments

        For the three months ended June 30, 2003, Pigments revenues increased by $20.9 million, or 9%, to $255.4 million from $234.5 million in 2002. Sales volumes decreased by 7% and average selling prices increased by 18%, of which 11% was due to favorable foreign currency movements. The reduction in sales volume was felt in all major markets resulting from reduced end use demand for titanium dioxide due to lower industrial activity. Underlying average selling prices increased by 7%, 9% and 6% in Europe, Asia and North America, respectively, due to the favorable industry supply-demand balance that existed in the periods leading up to the second quarter of 2003.

        For the three months ended June 30, 2003, Pigments segment operating income increased by $11.7 million to $14.2 million from $2.5 million for the same period in 2002. Increased segment operating income is mainly due to higher average selling prices, which were partially offset by lower sales volumes. Manufacturing costs increased mainly due to foreign currency movements, higher depreciation following the commissioning of the Greatham, UK facility expansion in late 2002 and higher pension and insurance charges. SG&A costs increased mainly due to the depreciation of our new SAP software system, increased pension costs and foreign currency movements.

Base Chemicals

        For the three months ended June 30, 2003, Base Chemicals revenues increased by $83.6 million, or 30%, to $357.7 million from $274.1 million for the same period in 2002. The increase in revenues is primarily due to higher average selling prices of ethylene, propylene, benzene, paraxylene and cyclohexane. Average selling prices were higher across all main products primarily as a result of quarterly price settlements made at the start of the quarter when feedstock costs were relatively high due to hostilities in Iraq. Sales volumes of propylene and cyclohexane were higher by 44% and 34%, respectively. Sales volumes of ethylene, benzene and paraxylene were lower by 5%, 34% and 16%, respectively. The reduction in benzene sales volume was due to increased internal consumption in our production of cyclohexane.

        For the three months ended June 30, 2003, Base Chemicals segment operating income increased by $44.4 million from a loss of $19.2 million for the three months ended June 30, 2002 to income of $25.2 million. Margins in both the aromatics and olefins markets were stronger for the three months ended June 30, 2003 than in the second quarter of 2002. Overall Base Chemicals' margins improved as raw material prices decreased in response to the cessation of major hostilities in Iraq, while average selling prices remained relatively stable due to contract pricing arrangements. SG&A and other operating costs increased primarily due to adverse currency movements. In addition, operating income also improved due to a turnaround at our Wilton, UK olefins unit in the second quarter of 2002 that negatively impacted operating income for that period.

Unallocated and Other

        Unallocated and other items includes unallocated corporate overhead and unallocated foreign exchange gains and losses. For the three months ended June 30, 2003, operating income from unallocated and other items decreased by $4.2 million to $10.1 million from $14.3 million for the same period in 2002. Unallocated foreign exchange gains were $9.6 million lower, with $19.6 million in gains in the second quarter 2003 as compared to $29.2 million of gains in the second quarter 2002. This decrease in foreign exchange gains was partially offset by lower corporate overhead costs. Exchange gains and losses reported under unallocated items may be offset by foreign exchange movements in the operating results of individual segments.

Six months Ended June 30, 2003 Compared to Six months Ended June 30, 2002

        For the six months ended June 30, 2003, we had a net loss of $84.6 million on revenues of $2,605.1 million, compared to net income of $1.9 million on revenues of $2,172.9 million for the same period in 2002. The decrease of $86.5 million in net income was the result of the following items:

  •
  Revenues for the six months ended June 30, 2003 increased by $432.2 million, or 20%, to $2,605.1 million from $2,172.9 million during the same period in 2002. Revenues increased in all segments due primarily to higher average selling prices that were partially offset by lower sales volumes in all segments. Average selling prices increased primarily in response to increased underlying raw material prices, but also benefited from an improved product portfolio mix in our Polyurethanes segment and the strong supply and demand conditions that existed in the periods leading up to the second quarter 2003 in our Pigments segment. Revenues also were higher due to the effects of the stronger Euro and GBP Sterling versus the U.S. dollar.

  •
  Gross profit for the six months ended June 30, 2003 increased by $6.7, to $289.8 million from $283.1 million in the same period in 2002. This increase was mainly the result of increased average selling prices, which more than offset higher overall raw material prices and lower overall volumes in the six months ended June 30, 2003 as compared to the same period of 2002. The increase in gross profit was also partially offset by increased pension and insurance costs. The increase in pension costs is primarily due to the combination of poor global capital market performance over the past three years and a simultaneous decrease in the discount (interest) rates used to measure pension liabilities. Insurance costs increased in our 2002/2003 insurance renewal, which we completed in July 2002. This renewal followed a three year period for which premiums had last been set in 1999. Insurance rates have escalated significantly over the applicable period.

  •
  SG&A and other operating costs for the six months ended June 30, 2003 increased by $26.6 million, to $196.4 million from $169.8 million in the same period in 2002. Lower costs resulting from our cost reduction efforts were offset by the effects of foreign currency movements, increased pension and insurance costs, and increased depreciation charges.

  •
  Restructuring and plant closing costs increased by $38.6 million. Our Polyurethanes segment recorded restructuring charges of $17.1 million in the first quarter and $1.4 million in the second quarter 2003 in connection with the integration of our global flexible products division into our global derivatives division and various cost initiatives at our Rozenburg, Netherlands manufacturing site. Our Performance Products segment recorded a restructuring charge of $20.1 million in the second quarter 2003 relating to the closure of certain production units at our Whitehaven, UK facility. These charges are part of an overall corporate cost reduction program that is expected to be implemented and recorded from 2003 to 2005.

  •
  Net interest expense for the six months ended June 30, 2003 increased by $13.0 million to $127.7 million from $114.7 million for the same period in 2002. The increase was primarily due to additional debt in the six months ended June 30, 2003, a portion of which represents additional fixed rate senior notes issued in March 2002 and April 2003, partially offset by lower average interest rates under the HI Credit Facilities.

  •
  Loss on sale of accounts receivable increased $18.0 million to $18.1 million for the six months ended June 30, 2003 as compared to $0.1 million for the same period in 2002. This increase is mainly attributable to movements in foreign currencies in addition to an increase in the securitization program size effective October 2002.

  •
  Income tax benefit increased by $5.5 million to $8.7 million for the six months ended June 30, 2003 as compared to $3.2 million for the same period in 2002. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Decreased tax benefits were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

        The following table sets forth the sales and operating income for each of our operating segments.

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Revenues
Polyurethanes	$1,120.7	$1,011.4
Performance Products	325.6	283.5
Pigments	501.5	436.7
Base Chemicals	729.9	487.7
Eliminations	(72.6)	(46.4)

Total	$2,605.1	$2,172.9

Operating income
Polyurethanes	$16.2	$132.2
Performance Products	(24.7)	14.5
Pigments	27.3	2.7
Base Chemicals	39.7	(38.0)
Unallocated and other	(3.7)	1.9

Total	$54.8	$113.3

Polyurethanes

        For the six months ended June 30, 2003, Polyurethanes revenues increased by $109.3 million, or 11%, to $1,120.7 million from $1,011.4 million for the same period in 2002. MDI sales revenue increased by 9% as lower sales volumes were offset by higher average selling prices. MDI sales volumes decreased by 3%, with volumes down in Asia and Europe, and up in the Americas. Volumes in Asia and Europe were lower primarily due to a combination of decreased sales under co-producer arrangements, the Asian SARS crisis and the slowdown in the European rigids market in the first quarter 2003. MDI overall average selling prices increased 14%, with increases in all regions, resulting in part from our continued efforts to increase sales prices as raw material prices increased. Polyols sales revenue increased by 11% as sales volumes remained relatively flat and average selling prices increased by 11%. PO revenue decreased by 13% mainly due to the conversion of certain sales to a tolling arrangement, having an effect on revenues, but very little impact on gross margin. MTBE sales revenue increased 19% compared to the same period in 2002 mainly as a result of a 3% increase in sales volumes in the six months ended June 30, 2003 and increased selling prices in the first quarter 2003 which resulted primarily from higher crude oil and gasoline prices.

        For the six months ended June 30, 2003, Polyurethanes segment operating income decreased by $116.0 million to $16.2 million from $132.2 million for the same period in 2002. Decreased segment income resulted mainly from higher feedstock prices and a $27.5 million restructuring charge that was recorded in the first half of 2003, partly offset by increased average selling prices. The restructuring charges are in connection with the integration of our global flexible products division into our global derivatives division and are part of an overall corporate cost reduction program that is expected to be implemented and recorded from 2003 to 2005. SG&A costs increased $9.3 million due to increased pension costs, adverse foreign currency movements and increased depreciation on information technology assets.

Performance Products

        For the six months ended June 30, 2003, Performance Products revenues increased by $42.1 million, or 15%, to $325.6 million from $283.5 million for the same period in 2002. Revenues increased primarily as the result of increased average selling prices. Surfactants average selling prices increased by 17% as compared with the same period in 2002 in U.S. dollar equivalents; however, average selling prices in local currency fell by 5% due mainly to product mix and more intense competition. Surfactants sales volumes fell by 4% primarily due to weaker European demand in addition to less export business as a result of a stronger Euro. Ethyleneamines revenue increased 16% due to increased average selling prices and favorable foreign currency movements. Ethyleneamines sales volumes remained relatively flat as compared to the comparable period of 2002.

        For the six months ended June 30, 2003, Performance Products segment operating income decreased by $39.2 million from $14.5 million for the six months ended June 30, 2002 to a loss of $24.7 million. Decreased segment operating income is largely the result of a $20.1 million restructuring charge recorded in the second quarter of 2003. In June 2003, we announced the closure of certain production units at our Whitehaven, UK facility as part of a continuing review of our European operations. The charge consists of $8.7 million of severance costs and $11.4 million of asset write downs. Segment operating income also decreased due to higher raw material costs, as well as increased manufacturing and SG&A costs resulting from higher insurance costs and adverse foreign currency movements.

Pigments

        For the six months ended June 30, 2003, Pigments revenues increased by $64.8 million, or 15%, to $501.5 million from $436.7 million in 2002. Sales volume decreased by 3% and average selling prices increased by 18%, of which 12% was due to favorable currency movements. Sales volumes in Europe and North America decreased compared to the same period in 2002 and sales volumes in Asia increased compared to the same period in 2002. Underlying average selling prices increased by 8%, 8% and 5% in Europe, Asia and North America, respectively, due to the favorable industry supply-demand balance that existed in the periods leading up to the second quarter 2003.

        For the six months ended June 30, 2003, Pigments operating income increased by $24.6 million, to $27.3 million from $2.7 million for the same period in 2002. Increased segment operating income is due primarily to higher average selling prices which were partially offset by lower sales volumes. Manufacturing costs increased mainly due to foreign currency movements, higher depreciation following the commissioning of our Greatham, UK facility expansion in late 2002 and higher pension and insurance charges. SG&A costs increased mainly due to the depreciation of our new SAP software system, increased pension costs and foreign currency movements.

Base Chemicals

        For the six months ended June 30, 2003, Base Chemicals revenues increased by $242.2 million, or 50%, to $729.9 million from $487.7 million for the same period in 2002. Increased revenues were mainly due to increased average selling prices of ethylene, propylene, benzene, paraxylene and cyclohexane. Average selling prices were higher largely due to higher underlying feedstock prices. Sales volumes of ethylene, propylene and cyclohexane were higher by 5%, 26% and 22%, respectively. Sales volumes of benzene and paraxylene were lower by 25% and 5%, respectively. The reduction in benzene sales volumes was due to increased internal consumption to produce cyclohexane.

        For the six months ended June 30, 2003, Base Chemicals operating income increased by $77.7 million from a loss of $38.0 million to income of $39.7 million. Margins in both the aromatics and olefins markets were stronger for the six months ended June 30, 2003 than in the first half of 2002. The price of our main feedstock, naphtha, increased by 35% in the first half of 2003 compared with the same period in 2002; however, this increase was more than offset by increased average selling prices. Operating costs decreased mainly due to the sale of precious metals extracted from catalysts, producing a benefit of approximately $3 million. In addition, operating income also improved due to a turnaround at our Wilton, UK olefins unit in the second quarter 2002 that negatively impacted operating income for that period.

Unallocated and Other

        Unallocated and other items includes unallocated corporate overhead and unallocated foreign exchange gains and losses. For the six months ended June 30, 2003, operating income from unallocated items decreased by $5.6 million to a loss of $3.7 million from income of $1.9 million for the same period in 2002.

        Unallocated foreign exchange gains were $8.3 million lower, with $16.6 million in the six months ended June 30, 2003 as compared to $24.9 million in the six months ended June 30, 2002. This decrease in foreign exchange gains was partially offset by lower corporate overhead costs. Exchange gains and losses reported under unallocated items may be offset in part by foreign exchange movements in the operating results of individual segments.

Liquidity and Capital Resources

Cash

        Net cash used in operating activities for the six months ended June 30, 2003 was $48.0 million, as compared to $80.2 million provided from operating activities for the same period in 2002. The variance is primarily attributable to reduced operating income as explained above in addition to a larger investment in net working capital in the 2003 period. The increase in net working capital resulted mainly from increases in average selling prices, higher underlying feedstock and raw material prices, and higher inventory levels in certain segments during the six months ended June 30, 2003.

        Net cash used in investing activities for the six months ended June 30, 2003 was $54.8 million as compared to $103.2 million for the same period in 2002. The decrease in cash used in the 2003 period was largely attributable to increased spending in the six months ended June 30, 2002 in connection with the ICON modernization and expansion of our titanium dioxide manufacturing facility at Greatham, U.K. and the SAP project within our Pigments segment, both of which were completed in 2002.

        Net cash provided by financing activities for the six months ended June 30, 2003 was $103.5 million, as compared to $0.3 million for the same period in 2002. The increase in cash provided by financing activities is mainly a result of increased revolver borrowings to fund operating cash needs as explained above.

Debt and Liquidity

        As of June 30, 2003, we had $137.2 million of outstanding borrowings and approximately $5 million of outstanding letters of credit under our $400.0 million revolving credit facility which matures in June 2005, and we had $86.4 million in cash balances. We also maintain $25.0 million of short-term overdraft facilities, of which approximately $4 million was available at June 30, 2003. Total liquidity of as of June 30, 2003 was approximately $348 million.

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

        As of June 30, 2003, we had outstanding variable rate borrowings of approximately $1.3 billion and the weighted average interest rate of these borrowings was approximately 5.3%. These rates do not consider the effects of interest rate hedging activities.

        We depend upon our revolving credit facility and securitization program to provide liquidity for our operations and working capital needs. If difficult market conditions persist in our business segments because of a continuing weak global economic environment, we may need to seek amendments to certain covenants contained in the HI Credit Facilities. If necessary, we are confident, as in the past, that we will be able to amend such covenants to acceptable levels.

        As a result of our prepayment of term debt with the proceeds from the 2003 Senior Notes offering, we do not have scheduled term debt maturities under the HI Credit Facilities until the fourth quarter 2004. The amount due in the fourth quarter 2004 is approximately $73 million. In 2005, our scheduled term debt maturities under the HI Credit Facilities are approximately $84 million.

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. We believe that we are currently in compliance with the covenants contained in the agreements governing all of our debt obligations. We review our financial covenants on a regular basis and will seek amendments to such covenants if necessary.

Contractual Obligations and Commercial Commitments

        We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

Restructuring, Plant Closing and Asset Impairment Charges

        As of December 31, 2002, we had a reserve for restructuring and plant closing costs related to the closure of our Polyurethanes' Shepton Mallet, U.K. manufacturing facility of $7.1 million recorded in accrued liabilities. The entire amount was related to workforce reductions. During the first half of 2003, we made cash payments of $3.4 million relating to this charge.

        On March 11, 2003, we announced that, in our Polyurethanes segment, we were integrating our global flexible products division into our global derivatives division, and we recorded a charge of $17.1 million in the first quarter 2003. In June 2003, the Polyurethanes segment announced a further restructuring at its Rozenburg, Netherlands site. This charge represents severance costs and is estimated to total approximately $10.4 million, which will be recorded through December 2005. During the three months ended June 30, 2003, $1.4 million was recorded as a restructuring charge. These Polyurethanes segment charges represent severance and are included in accrued liabilities. Also in June 2003, we announced that our Performance Products segment would close a number of plants at our Whitehaven, UK facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of severance costs. These charges are part of an overall corporate cost reduction program that is expected to be implemented and recorded from 2003 to 2005.

        As of June 30, 2003, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	Accrued Liabilities as of December 31, 2002	2003 Charge	Non-cash Portion	Cash Payments	Accrued Liabilities as of June 30, 2003
Property, plant and equipment	$—	$11.4	$(11.4)	$—	$—
Workforce reductions	7.1	27.2	—	(11.4)	22.9

Total	$7.1	$38.6	$(11.4)	$(11.4)	$22.9

Off-Balance Sheet Arrangements

        We maintain a securitization program arranged by JP Morgan which commenced on December 21, 2000, under which certain trade receivables are transferred to a qualified special-purpose off-balance-sheet entity through December 2005. This entity is not an affiliate of our Company. The acquisitions of these receivables by the entity are financed through the issuance of commercial paper and/or medium term notes ("MTNs"). The securitization program is an important source of liquidity to our Company.

        A portion of the MTNs is denominated in euros and is subject to fluctuation in currency rates against the U.S. dollar. The total outstanding balance of MTNs is approximately $188 million as of June 30, 2003. In addition to MTNs, the special purpose vehicle also maintains an annual commitment to issue commercial paper of up to $125 million. Subject to the annual seasonality of our accounts receivable, we estimate that the total net proceeds from the facility may approach up to $310 million at certain periods during 2003. As of June 30, 2003, the special-purpose entity had total assets (consisting of cash and accounts receivable) of approximately $425 million, and $188 million of MTNs and $122 million of commercial paper outstanding. The weighted average interest rates on the MTNs and commercial paper was 2.4% as of June 30, 2003.

        During the six months ended June 30, 2003, we sold approximately $2,055 million in receivables and received $2,074 in proceeds. We recorded $18.1 million as a loss on receivables for the six months ended June 30, 2003. A substantial portion of the loss resulted from losses in foreign exchange on foreign receivables as well as from foreign exchange contracts associated with the program. In accordance with the agreements governing the securitization program, an unconsolidated special purpose entity enters into certain foreign exchange forward contracts for periods aligned with the average maturity of receivables sold into the program. In addition to foreign exchange gains and losses on foreign receivables sold into the program, the periodic gains and losses associated with such contracts are also recorded by our Company as part of the gain or loss on sale of receivables.

        The HI Credit Facilities require a mandatory prepayment to the extent that proceeds from the securitization facility exceed $310 million. To date, proceeds from the securitization program have not exceeded this limit.

Investing Activities

        Capital expenditures for the six months ended June 30, 2003 were $54.0 million, a decrease of approximately $40.8 million as compared to $94.8 million for the same period in 2002. The decrease was largely attributable to expenditures in connection with the ICON 2 modernization and expansion of our titanium dioxide manufacturing facility at Greatham, U.K. and the SAP project in our Pigments segment, both of which were completed in 2002. We expect to spend up to approximately $180 million during 2003 on capital projects and investments, including our investments in our Chinese MDI joint ventures.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the six months ended June 30, 2003 and 2002, we invested $1.5 million and $1.6 million, respectively, in Rubicon. During the six months ended June 30, 2003 and 2002, we received $0.7 million and $2.2 million, respectively, from Louisiana Pigment.

Environmental Matters

  General

        Our operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which we operate. We make every reasonable effort to remain in full compliance with existing governmental regulations. Accordingly, we may incur costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. We cannot provide assurances that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

        Capital expenditures are currently planned under national legislation implementing the European Union ("EU") Directive on Integrated Pollution Prevention and Control. Under this directive the majority of our European plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration, the Seveso II Directive, which governs major accident hazards, as well as the Water Framework Directive. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Therefore, we cannot provide assurances that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

        We have established financial reserves relating to environmental restoration and remediation programs, which we believe are sufficient for known requirements. In connection with various acquisitions, the acquisition agreements generally provide for indemnification for environmental pollution existing on the date of acquisition. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. Liabilities are based upon all available facts, existing technology, past experience and cost-sharing and indemnification arrangements (as to which, we consider the viability of other parties).

        A total of $23.2 million has been accrued related to environmental matters as of June 30, 2003. Estimates of ultimate future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the determination of our liability in proportion to other parties, the extent to which such costs are recoverable from insurance, and the extent to which environmental laws and regulations may change in the future. However, it is not anticipated that any future costs, in excess of those that have been accrued by us, will be material to our results of operations or financial position as a result of compliance with current environmental laws and regulations.

  Potential Liabilities

        Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are aware of the following matters:

        Huntsman Petrochemical Corporation and the Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) settled outstanding allegations of environmental regulatory violations at our Port Neches, Texas, facilities on May 29, 2003. The settlement imposes penalties totaling $352,250 and requires that we apply for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Less than $100,000 of the aforementioned penalties are allocable to our Company. Although management does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit may cause it to incur substantial costs that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near our Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We believe that we did not own the tanks; however, we did own the acid in the tanks. The U.K. Environmental Authority ("EA") and the Health and Safety Executive (the "HSE") are investigating the incident, and the HSE has issued three Improvement Notices requiring corrective action. Although we can give no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, we believe that, if any charges are brought or additional corrective action orders issued and we are ultimately found to be legally responsible, the probable penalties would not be material to our financial position or results of operations.

        Our subsidiary, Tioxide Europe S.L. ("Tioxide"), is in the process of voluntarily removing filter salts from a property previously operated by Almagrera in Spain. Almagrera supplied sulphuric acid to Tioxide. Under an agreement with Almagrera, Tioxide had for some time supplied filter salts to Almagrera to be used in the manufacture of sulphuric acid. When Almagrera filed for bankruptcy and closed its plant by the end of 2001, a large pile of stored filter salts was found on its premises. Tioxide estimates the cost of removal and disposal of the filter salts will total €1.7 million. As of June 30, 2003, Tioxide had spent €0.5 million. Another €1.2 million will likely be spent during the balance of 2003. We do not believe expenditures in connection with this matter will be material.

        We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), ICI, Rhodia S.A. and The Dow Chemical Company, for the facilities that each of them transferred to us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

        By letter dated March 6, 2003, our subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of our Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to Texas Clean Air Act requirements were cited. No penalty demand has yet been made by the TCEQ, although penalties are expected.

  MTBE Developments

        The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with the proposed ban, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans have been challenged in court as unconstitutional (in light of the Clean Air Act); to date, these challenges have not been successful. We are unable to predict what the short- and long-term effects of these matters will be.

        Bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. To date, no such legislation has become law. Whether a ban or substantial restrictions on MTBE use will become federal law in the future is unknown at this time.

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

        In the event that there should be a phase-out of MTBE in the United States, we believe that we will be able to export MTBE to Europe or elsewhere or use its co-product tertiary butyl alcohol ("TBA") to produce saleable products other than MTBE. We believe that the low production costs at our PO/MTBE facility will put us in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition, while there has been litigation concerning the environmental effects of MTBE, we are not a defendant in any pending MTBE case, and we believe that we would have valid defenses in the event such a case were brought against us. However, we cannot give any assurance that we will not be named in litigation relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Recent Financial Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, we adopted this new accounting standard on January 1, 2003. We believe this statement's impact will not be significant; however, standard-setters continue to debate the statement's applicability to assets where the timing of any ultimate obligation is indefinite.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN No. 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. FIN No. 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated earnings, financial position, or cash flows.

        In May 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with this guidance applied prospectively. This statement had no impact on our results of operations or financial position at June 30, 2003 and we do not expect this statement to have a material impact on its consolidated financial statements.

Critical Accounting Policies

        Information about our critical accounting policies for the six months ended June 30, 2003 does not differ materially from that discussed in our Annual Report on Form 10-K for 2002.

Changes in Financial Condition

        The following information summarizes our working capital position as of June 30, 2003 and December 31, 2002 (dollars in millions):

	June 30, 2003	December 31, 2002	Difference
Current assets:
Cash and cash equivalents	$86.4	$75.4	$11.0
Accounts and notes receivable	542.7	467.9	74.8
Inventories	625.7	561.3	64.4
Prepaid expenses	17.2	22.0	(4.8)
Deferred income taxes	31.2	31.2	—
Other current assets	76.1	75.4	0.7

Total current assets	1,379.3	1,233.2	146.1

Current liabilities:
Accounts payable	345.4	314.8	30.6
Accrued liabilities	553.3	523.8	29.5
Current portion of long-term debt	1.3	43.9	(42.6)
Other current liabilities	23.9	28.7	(4.8)

Total current liabilities	923.9	911.2	12.7

Working capital	$455.4	$322.0	$133.4

        As of June 30, 2003, our working capital increased by $133.4 million as a result of the net impact of the following significant changes:

  •
  The increase in cash balances of $11.0 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements.

  •
  The increase in accounts receivable of $74.8 million is due primarily to higher average selling prices, resulting partly from increased underlying feedstock and raw material prices and a stronger Euro.

  •
  The increase in inventories of $64.4 million is mainly due to an increase in feedstock and raw material prices, an increase in inventory levels (largely due to seasonality), and foreign currency movements.

  •
  Accounts payable increased $30.6 million mainly due to a $21.5 million increase in borrowings under our overdraft facility, in addition to an increase in feedstock and raw material prices.

  •
  The increase in accrued liabilities of $29.5 million results primarily from restructuring accruals made during the first six months of 2003 totaling $38.6 million and which relate to restructuring efforts in our Polyurethanes and Performance Products segments. These charges are part of an overall corporate cost reduction program that is expected to be implemented and recorded from 2003 to 2005.

  •
  The decrease in current portion of long-term debt of $42.6 million is due to the prepayment of scheduled debt payments on the term portion of the HI Credit Facilities with the proceeds of the 2003 Senior Notes issued on April 11, 2003.

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

  •
  If we are unable to efficiently obtain raw materials on reasonable terms, our business could be materially adversely affected.

  •
  If we are unable to maintain our relationships with Huntsman LLC then we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide, if at all.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2003, we had no outstanding forward foreign exchange contracts. Predominantly, our hedging activity is to sell forward the majority of our surplus non-dollar receivables for U.S. dollars.

        Under the terms of the HI Credit Facilities, we are required to hedge a significant portion of our floating rate debt. As of June 30, 2003, we had entered into approximately $357 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately one to fifteen months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.84% to approximately 6.91%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.25% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.32%. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $13 million. This increase would be reduced by approximately $3.6 million, on an annualized basis, as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce our overall raw material costs, we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At June 30, 2003, we had forward purchase contracts for 30,000 tonnes of naphtha and 54,000 tonnes of other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per ton of naphtha, the change would result in losses and gains of approximately $0.7 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective.

  (b)
  There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

10.1	+	Supply Agreement, dated June 30, 2003, between Huntsman Holland BV and Huntsman Advanced Materials LLC
10.2	+	Service Level Agreement, dated June 30, 2003, among Huntsman International LLC, Huntsman (Europe) BVBA, and Huntsman Advanced Materials LLC
10.3	+	Supply Agreement, dated June 30, 2003, between Huntsman Holland BV and Huntsman Advanced Materials LLC
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit, with the omitted information, has been filed separately with the Secretary of the Commission pursuant to our Company's Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

  (b)
  Reports Submitted on Form 8-K:

            We filed current reports on Form 8-K on the following dates:

              April 2, 2003, with respect to Item 9;

              April 11, 2003, with respect to Item 9;

              April 28, 2003, with respect to Items 9 and 12; and

              July 29, 2003, with respect to Item 12.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN INTERNATIONAL LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)
Date: August 14, 2003

Exhibit Index

10.1+	Supply Agreement, dated June 30, 2003, between Huntsman Holland BV and Huntsman Advanced Materials LLC
10.2+	Service Level Agreement, dated June 30, 2003, among Huntsman International LLC, Huntsman (Europe) BVBA, and Huntsman Advanced Materials LLC
10.3+	Supply Agreement, dated June 30, 2003, between Huntsman Holland BV and Huntsman Advanced Materials LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+
Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit, with the omitted information, has been filed separately with the Secretary of the Commission pursuant to our Company's Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.