Form 10-Q/A
period 2003-06-30
HUNTSMAN INTERNATIONAL LLC
filed 2003-12-08
CIK 1089748

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-85141

HUNTSMAN INTERNATIONAL LLC
(Exact name of registrant as specified in its charter)

Delaware	87-0630358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A amends "Item 6 Exhibits and Reports on Form 8-K" contained in the Form 10-Q for the quarter ended June 30, 2003 (the "Form 10-Q") filed by Huntsman International LLC on August 14, 2003. This Form 10-Q/A amends the Form 10-Q to disclose certain redacted information from Exhibits 10.1 and 10.3 to the Form 10-Q. All other portions of the Form 10-Q remain in effect as filed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

10.1+	Supply Agreement, dated June 30, 2003, between Huntsman Holland BV and Huntsman Advanced Materials LLC
10.2+
Service Level Agreement, dated June 30, 2003, among Huntsman International LLC, Huntsman (Europe) BVBA, and Huntsman Advanced Materials LLC (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
10.3+	Supply Agreement, dated June 30, 2003, between Huntsman Holland BV and Huntsman Advanced Materials LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
  (b)
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

2

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Date: December 8, 2003

3

Exhibit Index

10.1+	Supply Agreement, dated June 30, 2003, between Huntsman Holland BV and Huntsman Advanced Materials LLC
10.2+
Service Level Agreement, dated June 30, 2003, among Huntsman International LLC, Huntsman (Europe) BVBA, and Huntsman Advanced Materials LLC (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
10.3+	Supply Agreement, dated June 30, 2003, between Huntsman Holland BV and Huntsman Advanced Materials LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
+
Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit, with the omitted information, has been filed separately with the Secretary of the Commission pursuant to our Company's Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

QuickLinks

EXPLANATORY NOTE
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit Index