Form 10-Q/A
period 2003-09-30
HUNTSMAN INTERNATIONAL LLC
filed 2004-02-10
CIK 1089748

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A amends Items 1, 2 and 4 of Part I of the Quarterly Report on Form 10-Q previously filed for the quarter ended September 30, 2003 by Huntsman International LLC (the "Company"). This Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the three and nine months ended September 30, 2003. Financial statement information and related disclosures included in this Form 10-Q/A reflect, where appropriate, changes as a result of the restatement. All other information contained in this Form 10-Q/A is as of the date of the original filing.

        In February 2004, the Company discovered an error in how it had accounted for product exchange balances under a toll processing agreement with a customer. The error was caused by the use of an incorrect exchange factor in the Company's new SAP-based enterprise resource planning ("ERP") system. The Company's use of the incorrect exchange factor resulted from its implementation of and transition to the new SAP-based ERP system in 2003, and the Company has restated its financial statements for the three and nine months ended September 30, 2003 to correct the effect of this error and to adjust certain other items which, considered in relation to the financial statements taken as a whole, are not material.

        The significant effects of the restatement on the consolidated balance sheet as of September 30, 2003 and the related consolidated statements of operations and comprehensive loss are as follows (in millions):

	As Previously Reported	As Restated
At September 30, 2003:
Inventory	$609.8	$598.9
Total assets	5,254.6	5,240.7
Retained earnings	81.9	69.6
For the nine months ended September 30, 2003:
Cost of goods sold	3,444.5	3,454.6
Operating income	96.1	83.4
Net loss	(104.6)	(116.9)
EBITDA(1)	276.3	263.6
For the three months ended September 30, 2003:
Cost of goods sold	1,129.2	1,139.3
Operating income	41.3	28.6
Net loss	(20.0)	(32.3)
EBITDA(1)	104.2	91.5

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. For a reconciliation of EBITDA to net income (loss), see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        For more information concerning the restatement and the Company's actions with respect to internal control over financial reporting, see "Item 4—Controls and Procedures" below.

HUNTSMAN INTERNATIONAL LLC
FORM 10-Q/A FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in Millions)

	September 30, 2003 As Restated, see Note 20	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$81.1	$75.4
Accounts and notes receivables (net of allowance for doubtful accounts of $11.8 and $14.5, respectively)	518.5	467.9
Inventories	598.9	561.3
Prepaid expenses	35.6	22.0
Deferred income taxes	31.2	31.2
Other current assets	72.7	75.4

Total current assets	1,338.0	1,233.2
Property, plant and equipment, net	3,128.2	3,071.1
Investment in unconsolidated affiliates	138.2	133.9
Intangible assets, net	284.3	302.8
Other noncurrent assets	352.0	338.8

Total assets	$5,240.7	$5,079.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (includes overdraft facilities of $4.4 as of September 30, 2003)	$308.1	$314.8
Accrued liabilities	503.2	523.8
Current portion of long-term debt	1.2	43.9
Other current liabilities	17.9	28.7

Total current liabilities	830.4	911.2
Long-term debt	2,997.8	2,729.9
Deferred income taxes	210.4	215.1
Other noncurrent liabilities	156.7	158.4

Total liabilities	4,195.3	4,014.6

Minority interests	2.8	—

Commitments and contingencies (Notes 15 and 16)
Equity:
Member's equity, 1,000 units	1,026.1	1,026.1
Retained earnings	69.6	186.5
Accumulated other comprehensive loss	(53.1)	(147.4)

Total equity	1,042.6	1,065.2

Total liabilities and equity	$5,240.7	$5,079.8

See accompanying notes to unaudited consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED) (Dollars in Millions)

	Three Months Ended Sept 30, 2003 As Restated, see Note 20	Three Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2003 As Restated, see Note 20	Nine Months Ended Sept 30, 2002
Revenues:
Trade sales	$1,255.2	$1,104.6	$3,691.0	$3,110.6
Related party sales	20.5	90.6	189.8	257.5

Total revenues	1,275.7	1,195.2	3,880.8	3,368.1
Cost of goods sold	1,139.3	1,020.3	3,454.6	2,910.1

Gross profit	136.4	174.9	426.2	458.0
Expenses:
Selling, general and administrative	90.4	89.2	262.2	233.0
Research and development	12.6	13.1	37.2	39.1
Restructuring and plant closing costs	4.8	1.1	43.4	1.1

Total expenses	107.8	103.4	342.8	273.2

Operating income	28.6	71.5	83.4	184.8
Interest expense	(62.4)	(66.1)	(190.7)	(180.9)
Interest income	1.0	—	1.6	0.1
Loss on sale of accounts receivable	(5.9)	(4.2)	(24.0)	(4.3)
Other income (expense)	1.1	(2.4)	(1.2)	(2.4)

Loss before income taxes	(37.6)	(1.2)	(130.9)	(2.7)
Income tax benefit	5.3	1.9	14.0	5.1
Minority interests in subsidiaries' income (loss)	—	(0.1)	—	0.1

Net income (loss)	(32.3)	0.6	(116.9)	2.5
Other comprehensive income	18.6	5.0	94.3	87.6

Comprehensive income (loss)	$(13.7)	$5.6	$(22.6)	$90.1

See accompanying notes to unaudited consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED) (Dollars in Millions)

	Member's Equity			Accumulated Other Comprehensive Loss
			Retained Earnings
	Units	Amount			Total
Balance, January 1, 2003	1,000	$1,026.1	$186.5	$(147.4)	$1,065.2
Net loss (as restated, see Note 20)		—	(116.9)	—	(116.9)
Other comprehensive income		—	—	94.3	94.3

Balance, September 30, 2003 (as restated, see Note 20)	1,000	$1,026.1	$69.6	$(53.1)	$1,042.6

See accompanying notes to unaudited consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Millions)

	Nine Months Ended Sept 30 2003 As Restated, see Note 20	Nine Months Ended Sept 30 2002
Cash Flows From Operating Activities:
Net income (loss)	$(116.9)	$2.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of investment in unconsolidated affiliates	—	(0.1)
Depreciation and amortization	205.4	185.1
Provision for losses on accounts receivable	3.1	3.0
Noncash restructuring and plant closing charges	11.4	—
Write-off of plant and equipment	3.0	—
Noncash interest expense	11.9	10.6
Deferred income taxes	(22.6)	(17.2)
Gain on foreign currency transactions	(27.2)	(23.8)
Minority interests in subsidiaries	—	(0.1)
Changes in operating assets and liabilities:
Accounts and notes receivables	(52.5)	(28.8)
Change in receivables sold, net	59.0	7.1
Inventories	(4.5)	40.9
Prepaid expenses	(12.5)	(18.9)
Other current assets	(16.4)	(8.8)
Other noncurrent assets	(1.2)	2.5
Accounts payable	(46.6)	(9.0)
Accrued liabilities	(51.6)	(63.7)
Other current liabilities	(1.5)	(20.9)
Other noncurrent liabilities	(7.5)	0.8

Net cash provided by (used in) operating activities	(67.2)	61.2

Investing Activities:
Acquisitions of minority interest	—	(9.0)
Capital expenditures	(95.7)	(134.7)
Net cash received from unconsolidated affiliates	2.1	6.3
Advances to unconsolidated affiliates	(2.2)	(2.4)

Net cash used in investing activities	(95.8)	(139.8)

Financing Activities:
Net borrowings under revolving loan facilities	132.0	251.1
Issuance of senior notes	157.9	300.0
Repayment of long-term debt	(125.9)	(479.5)
Shares issued to minorities for cash	2.8	—
Debt issuance costs	(4.3)	(10.3)

Net cash provided by financing activities	162.5	61.3

Effect of exchange rate changes on cash	6.2	(7.4)

Increase (decrease) in cash and cash equivalents	5.7	(24.7)
Cash and cash equivalents at beginning of period	75.4	83.9

Cash and cash equivalents at end of period	$81.1	$59.2

Supplemental cash flow information:
Cash paid for interest	$204.5	$199.9
Cash paid for income taxes	$10.3	$7.7

See accompanying notes to unaudited consolidated financial statements.

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

2.     Recently Adopted Financial Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. This statement had no impact on the Company since the timing of any ultimate obligation is indefinite.

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

        In May 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, with this guidance applied prospectively. This statement had no impact on the Company's results of operations or financial position at September 30, 2003.

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

3.     Inventories

        Inventories as of September 30, 2003 and December 31, 2002 consisted of the following (dollars in millions):

	September 30, 2003	December 31, 2002
Raw materials and supplies	$121.0	$149.6
Work in progress	17.8	25.9
Finished goods	460.1	385.8

Total	598.9	561.3

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	September 30, 2003	December 31, 2002
Land	$45.6	$42.9
Buildings	187.2	157.7
Plant and equipment	3,655.8	3,446.3
Construction in progress	223.4	172.7

Total	4,112.0	3,819.6
Less accumulated depreciation	(983.8)	(748.5)

Net	$3,128.2	$3,071.1

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

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2003 and December 31, 2002 were as follows (dollars in millions):

	September 30, 2003			December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$352.3	$107.6	$244.7	$348.7	$89.9	$258.8
Non-compete agreements	49.5	36.2	13.3	49.1	30.9	18.2
Other intangibles	30.8	4.5	26.3	28.9	3.1	25.8

Total	$432.6	$148.3	$284.3	$426.7	$123.9	$302.8

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	September 30, 2003	December 31, 2002
Prepaid pension assets	$155.9	$146.2
Debt issuance costs	55.0	60.7
Capitalized turnaround expense	47.5	47.6
Receivables from affiliates	17.0	18.6
Spare parts inventory	53.8	46.2
Other noncurrent assets	22.8	19.5

Total	$352.0	$338.8

8.     Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	September 30, 2003	December 31, 2002
Raw materials and services	$186.2	$217.7
Payroll, severance and related costs	79.5	67.4
Interest	38.0	61.3
Volume and rebates accruals	53.7	52.5
Taxes (income, property and VAT)	41.9	41.4
Restructuring and plant closing costs	21.4	7.1
Freight	14.9	12.8
Utilities	9.8	6.7
Environmental accruals	11.6	4.3
Payable to affiliate	—	15.4
Other miscellaneous accruals	46.2	37.2

Total	$503.2	$523.8

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	September 30, 2003	December 31, 2002
Pension liabilities	$88.8	$82.3
Other postretirement benefits	11.8	10.8
Environmental accruals	9.2	19.3
Payable to affiliate	38.2	37.9
Other noncurrent liabilities	8.7	8.1

Total	$156.7	$158.4

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

        As of September 30, 2003, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	Accrued Restructuring and Plant Closing Costs as of December 31, 2002	Total Charge	Non-cash Charge	Cash Payments	Accrued Restructuring and Plant Closing Costs as of September 30, 2003
Property, plant and equipment	$—	$11.4	$(11.4)	$—	$—
Workforce reductions	7.1	32.0	—	(17.7)	21.4

Total	$7.1	$43.4	$(11.4)	$(17.7)	$21.4

11.   Long-term Debt

        Long-term debt outstanding as of September 30, 2003 and December 31, 2002 is as follows (dollars in millions):

	September 30, 2003	December 31, 2002
Senior Secured Credit Facilities:
Revolving loan facility	$199.0	$67.0
Term A dollar loan	61.8	109.7
Term A euro loan (in U.S. dollar equivalent)	86.3	138.5
Term B loan	517.5	526.3
Term C loan	517.5	526.3
Senior Unsecured Notes	457.3	300.0
Senior Subordinated Notes	1,126.6	1,076.8
Other long-term debt	33.0	29.2

Subtotal	2,999.0	2,773.8
Less current portion	(1.2)	(43.9)

Total	$2,997.8	$2,729.9

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

14.   Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	September 30, 2003		December 31, 2002
	Accumulated Income (Loss)	Income (Loss)	Accumulated Income (loss)	Income (loss)
Foreign currency translation adjustments	$49.6	$88.1	$(38.5)	$147.2
Additional minimum pension liability	(91.7)	(3.6)	(88.1)	(88.1)
Additional minimum pension liability—unconsolidated affiliate	(5.4)	—	(5.4)	(5.4)
Unrealized loss on securities	0.4	3.1	(2.7)	(2.7)
Net unrealized loss on derivative instruments	(4.9)	6.7	(11.6)	2.4
Cumulative effect of accounting change	(1.1)	—	(1.1)	—

Total	$(53.1)	$94.3	$(147.4)	$53.4

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

        The Company uses EBITDA to measure the financial performance of its global business units and for reporting the results of its operating segments. This measure includes all operating items relating to the businesses. The EBITDA of operating segments excludes items that principally apply to the Company as a whole. The Company believes that EBITDA is useful in helping investors assess the results of its business operations. The net sales and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

(In Millions)	Three Months Ended Sept 30, 2003	Three Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002
Net sales
Polyurethanes	$597.4	$545.6	$1,718.1	$1,557.0
Performance Products	164.9	143.3	490.5	426.8
Pigments	251.0	232.5	752.5	669.2
Base Chemicals	303.0	303.6	1,032.9	791.3
Eliminations	(40.6)	(29.8)	(113.2)	(76.2)

Total	$1,275.7	$1,195.2	$3,880.8	$3,368.1

Segment EBITDA(1)
Polyurethanes	$68.9	$93.9	$157.1	$292.1
Performance Products	4.6	3.5	(14.6)	22.8
Pigments	28.5	21.1	88.3	45.2
Base Chemicals	(1.1)	20.8	62.7	5.6
Unallocated and other(2)	(9.4)	(8.3)	(29.9)	(2.4)

Total EBITDA	$91.5	$131.0	$263.6	$363.3
Interest expense, net	(61.4)	(66.1)	(189.1)	(180.8)
Income tax benefit	5.3	1.9	14.0	5.1
Depreciation and amortization	(67.7)	(66.2)	(205.4)	(185.1)

Net income (loss)	$(32.3)	$0.6	$(116.9)	$2.5

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, taxes, depreciation and amortization. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2003 (UNAUDITED) (Dollars in Millions)

As Restated

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$9.2	$—	$71.9	$—	$81.1
Accounts and notes receivables, net	46.5	99.1	445.0	(72.1)	518.5
Inventories	52.4	93.2	453.3	—	598.9
Prepaid expenses	8.6	2.8	24.2	—	35.6
Deferred tax asset			31.2		31.2
Other current assets	103.1	299.1	70.0	(399.5)	72.7

Total current assets	219.8	494.2	1,095.6	(471.6)	1,338.0
Property, plant and equipment, net	535.3	334.6	2,258.3	—	3,128.2
Investment in unconsolidated affiliates	3,387.9	717.3	7.5	(3,974.5)	138.2
Intangible assets, net	267.1	5.0	12.2	—	284.3
Other noncurrent assets	81.2	1,859.6	262.2	(1,851.0)	352.0

Total assets	$4,491.3	$3,410.7	$3,635.8	$(6,297.1)	$5,240.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61.0	$95.6	$223.8	$(72.3)	$308.1
Accrued liabilities	66.9	29.7	446.2	(39.6)	503.2
Current portion of long-term debt	1.2	—	—	—	1.2
Other current liabilities	269.5	6.1	102.0	(359.7)	17.9

Total current liabilities	398.6	131.4	772.0	(471.6)	830.4
Long-term debt	3,005.3	—	1,843.5	(1,851.0)	2,997.8
Deferred income taxes	(4.1)	—	214.5	—	210.4
Other noncurrent liabilities	48.9	—	107.8	—	156.7

Total liabilities	3,448.7	131.4	2,937.8	(2,322.6)	4,195.3

Minority interests	—	—	2.8	—	2.8

Equity:
Member's equity	1,026.1	2,437.2	787.6	(3,224.8)	1,026.1
Subsidiary equity	—	—	—	—	—
Retained earnings	69.6	795.2	1.9	(797.1)	69.6
Accumulated other comprehensive income (loss)	(53.1)	46.9	(94.3)	47.4	(53.1)

Total equity	1,042.6	3,279.3	695.2	(3,974.5)	1,042.6

Total liabilities and equity	$4,491.3	$3,410.7	$3,635.8	$(6,297.1)	$5,240.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2002 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$19.0	$0.3	$56.1	$—	$75.4
Accounts and notes receivables, net	91.3	113.8	378.2	(115.4)	467.9
Inventories	53.2	63.4	444.7	—	561.3
Prepaid expenses	4.3	1.9	15.8	—	22.0
Other current assets	74.5	245.5	130.7	(344.1)	106.6

Total current assets	242.3	424.9	1,025.5	(459.5)	1,233.2
Property, plant and equipment, net	562.3	339.3	2,169.5	—	3,071.1
Investment in unconsolidated affiliates	3,098.0	717.4	1.5	(3,683.0)	133.9
Intangible assets, net	289.4	6.3	7.1	—	302.8
Other noncurrent assets	87.9	1,599.0	245.0	(1,593.1)	338.8

Total assets	$4,279.9	$3,086.9	$3,448.6	$(5,735.6)	$5,079.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52.1	$59.7	$318.4	$(115.4)	$314.8
Accrued liabilities	100.0	26.3	428.2	(30.7)	523.8
Current portion of long-term debt	43.2	—	0.7	—	43.9
Other current liabilities	229.9	11.7	100.5	(313.4)	28.7

Total current liabilities	425.2	97.7	847.8	(459.5)	911.2
Long-term debt	2,741.2	—	1,581.8	(1,593.1)	2,729.9
Deferred income taxes	—	—	215.1	—	215.1
Other noncurrent liabilities	48.3	3.8	106.3	—	158.4

Total liabilities	3,214.7	101.5	2,751.0	(2,052.6)	4,014.6

Equity:
Member's equity	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,408.8	772.8	(3,181.6)	—
Retained earnings	186.5	675.7	34.9	(710.6)	186.5
Accumulated other comprehensive loss	(147.4)	(99.1)	(110.1)	209.2	(147.4)

Total equity	1,065.2	2,985.4	697.6	(3,683.0)	1,065.2

Total liabilities and equity	$4,279.9	$3,086.9	$3,448.6	$(5,735.6)	$5,079.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) (Dollars in Millions)

As Restated

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$184.9	$172.9	$897.4	$—	$1,255.2
Related party sales	38.0	36.7	19.4	(73.6)	20.5
Tolling fees	—	—	—	—	—

Total revenue	222.9	209.6	916.8	(73.6)	1,275.7
Cost of goods sold	181.1	190.5	841.3	(73.6)	1,139.3

Gross profit	41.8	19.1	75.5	—	136.4
Expenses:
Selling, general and administrative	40.1	2.3	48.0	—	90.4
Research and development	8.4	0.7	3.5	—	12.6
Restructuring and plant closing costs	—	—	4.8	—	4.8

Total expenses	48.5	3.0	56.3	—	107.8

Operating income	(6.7)	16.1	19.2	—	28.6
Interest (expense) income, net	(64.0)	38.1	(35.5)	—	(61.4)
Gain (loss) on sale of accounts receivable	(3.4)	0.1	(2.6)	—	(5.9)
Equity in earnings (losses) of unconsolidated affiliates	40.7	(16.0)	—	(24.7)	—
Other income (expense)	1.1	—	—	—	1.1

Income (loss) before income taxes	(32.3)	38.3	(18.9)	(24.7)	(37.6)
Income tax (expense) benefit	—	—	5.3	—	5.3

Net income (loss)	(32.3)	38.3	(13.6)	(24.7)	(32.3)
Other comprehensive income (loss)	18.6	26.3	5.0	(31.3)	18.6

Comprehensive income (loss)	$(13.7)	$64.6	$(8.6)	$(56.0)	$(13.7)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$181.0	$159.0	$764.6	$—	$1,104.6
Related party sales	36.1	29.1	88.6	(63.2)	90.6

Total revenue	217.1	188.1	853.2	(63.2)	1,195.2
Cost of goods sold	158.7	157.8	767.0	(63.2)	1,020.3

Gross profit	58.4	30.3	86.2	—	174.9
Expenses:
Selling, general and administrative	26.0	4.1	60.2	—	90.3
Research and development	8.8	0.4	3.9	—	13.1

Total expenses	34.8	4.5	64.1	—	103.4

Operating income	23.6	25.8	22.1	—	71.5
Interest (expense) income, net	(66.0)	32.0	(32.1)	—	(66.1)
Gain (loss) on sale of accounts receivable	(0.5)	(1.1)	(2.6)	—	(4.2)
Equity in earnings (losses) of unconsolidated affiliates	43.7	(12.9)	—	(30.8)	—
Other income (expense)	(0.2)	(0.3)	(1.9)	—	(2.4)

Income (loss) before income taxes	0.6	43.5	(14.5)	(30.8)	(1.2)
Income tax expense	—	—	1.9		1.9
Minority interests in subsidiaries' income	—	—	(0.1)	—	(0.1)

Net income (loss)	0.6	43.5	(12.7)	(30.8)	0.6
Other comprehensive income (loss)	5.0	15.5	27.3	(42.8)	5.0

Comprehensive income (loss)	$5.6	$59.0	$14.6	$(73.6)	$5.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) (Dollars in Millions)

As Restated

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$529.4	$509.9	$2,651.7	$—	$3,691.0
Related party sales	100.0	89.6	190.7	(190.5)	189.8
Tolling fees	—	—	—	—	—

Total revenue	629.4	599.5	2,842.4	(190.5)	3,880.8
Cost of goods sold	519.3	548.5	2,577.3	(190.5)	3,454.6

Gross profit	110.1	51.0	265.1	—	426.2
Expenses:
Selling, general and administrative	114.2	2.1	145.9	—	262.2
Research and development	27.6	1.4	8.2	—	37.2
Restructuring and plant closing costs	—	—	43.4	—	43.4

Total expenses	141.8	3.5	197.5	—	342.8

Operating income	(31.7)	47.5	67.6	—	83.4
Interest (expense) income, net	(192.2)	110.9	(107.8)	—	(189.1)
Gain (loss) on sale of accounts receivable	(16.1)	(1.1)	(6.8)	—	(24.0)
Equity in earnings (losses) of unconsolidated affiliates	124.3	(37.8)	—	(86.5)	—
Other income (expense)	(1.2)	—	—	—	(1.2)

Income (loss) before income taxes	(116.9)	119.5	(47.0)	(86.5)	(130.9)
Income tax (expense) benefit	—	—	14.0	—	14.0

Net income (loss)	(116.9)	119.5	(33.0)	(86.5)	(116.9)
Other comprehensive income (loss)	94.3	146.0	15.8	(161.8)	94.3

Comprehensive income (loss)	$(22.6)	$265.5	$(17.2)	$(248.3)	$(22.6)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$507.2	$468.1	$2,135.3		$3,110.6
Related party sales	95.4	88.8	258.7	(185.4)	257.5

Total revenue	602.6	556.9	2,394.0	(185.4)	3,368.1
Cost of goods sold	422.6	454.4	2,218.5	(185.4)	2,910.1

Gross profit	180.0	102.5	175.5	—	458.0
Expenses:
Selling, general and administrative	92.6	5.6	135.9	—	234.1
Research and development	26.2	1.3	11.6	—	39.1

Total expenses	118.8	6.9	147.5	—	273.2

Operating income	61.2	95.6	28.0	—	184.8
Interest (expense) income, net	(183.4)	88.0	(85.4)	—	(180.8)
Gain (loss) on sale of accounts receivable	(1.8)	(2.6)	0.1	—	(4.3)
Equity in earnings (losses) of unconsolidated affiliates	126.5	(63.4)	—	(63.1)	—
Other income (expense)	—	0.1	(2.5)	—	(2.4)

Income (loss) before income taxes	2.5	117.7	(59.8)	(63.1)	(2.7)
Income tax benefit	—	—	5.1		5.1
Minority interests in subsidiaries' income	—	—	0.1		0.1

Net income (loss)	2.5	117.7	(54.6)	(63.1)	2.5
Other comprehensive income (loss)	87.6	148.8	40.3	(189.1)	87.6

Comprehensive income (loss)	$90.1	$266.5	$(14.3)	$(252.2)	$90.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) (Dollars in Millions)

As Restated

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

20.   Restatement

        In February 2004, the Company discovered an error in how it had accounted for product exchange balances under a toll processing agreement with a customer. The error was caused by the use of an incorrect exchange factor in the Company's new SAP-based ERP system. The Company's use of the incorrect exchange factor resulted from its implementation of and transition to the new SAP-based ERP system in 2003. As a result, the consolidated balance sheet as of September 30, 2003, the consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2003, the consolidated statement of cash flows for the nine month period ended September 30, 2003, and the consolidated statement of equity as of September 30, 2003 have been restated from the amounts previously reported to correct the effect of the error and to adjust certain other items which, considered in relation to the financial statements taken as a whole, are not material.

        The significant effects of the restatement on the consolidated balance sheet as of September 30, 2003 and the related consolidated statements of operations and comprehensive loss are as follows (in millions):

	As Previously Reported	As Restated
At September 30, 2003:
Inventory	$609.8	$598.9
Total assets	5,254.6	5,240.7
Retained earnings	81.9	69.6
For the nine months ended September 30, 2003:
Cost of goods sold	3,444.5	3,454.6
Operating income	96.1	83.4
Net loss	(104.6)	(116.9)
For the three months ended September 30, 2003:
Cost of goods sold	1,129.2	1,139.3
Operating income	41.3	28.6
Net loss	(20.0)	(32.3)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

        In February 2004, we discovered an error in how we had accounted for product exchange balances under a toll processing agreement with a customer. The error was caused by the use of an incorrect exchange factor in our new SAP-based enterprise resource planning ("ERP") system. Our use of the incorrect exchange factor resulted from our implementation of and transition to the new SAP-based ERP system in 2003, and we have restated our financial statements for the period ended September 30, 2003 to correct the effect of this error and to adjust certain other items which, considered in relation to the financial statements taken as a whole, are not material.

        The significant effects of the restatement on the consolidated balance sheet as of September 30, 2003 and the related consolidated statements of operations and comprehensive loss are as follows (in millions):

	As Previously Reported	As Restated
At September 30, 2003:
Inventory	$609.8	$598.9
Total Assets	5,254.6	5,240.7
Retained earnings	81.9	69.6
For the nine months ended September 30, 2003:
Cost of goods sold	3,444.5	3,454.6
Operating income	96.1	83.4
Net loss	(104.6)	(116.9)
EBITDA(1)	276.3	263.6
For the three months ended September 30, 2003:
Cost of goods sold	1,129.2	1,139.3
Operating income	41.3	28.6
Net loss	(20.0)	(32.3)
EBITDA(1)	104.2	91.5

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. For a reconciliation of EBITDA to net income (loss), see "—Results of Operations" below.

        For more information concerning the restatement and our actions with respect to internal control over financial reporting, see "Item 4—Controls and Procedures" below.

        In the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all amounts reflect the restatement indicated in the accompanying unaudited consolidated financial statements.

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

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002 (Unaudited) (Dollars in Millions)

	Three Months Ended Sept 30, 2003	Three Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002
Revenues	$1,275.7	$1,195.2	$3,880.8	$3,368.1
Cost of goods sold	1,139.3	1,020.3	3,454.6	2,910.1

Gross profit	136.4	174.9	426.2	458.0
Expenses of selling, general, and administrative, research and development and other operating costs	103.0	102.3	299.4	272.1
Restructuring and plant closing costs	4.8	1.1	43.4	1.1

Operating income	28.6	71.5	83.4	184.8
Interest expense, net	(61.4)	(66.1)	(189.1)	(180.8)
Loss on sale of accounts receivable	(5.9)	(4.2)	(24.0)	(4.3)
Other income (expense)	1.1	(2.4)	(1.2)	(2.4)

Loss before income taxes	(37.6)	(1.2)	(130.9)	(2.7)
Income tax benefit	5.3	1.9	14.0	5.1
Minority interests in subsidiaries' income	—	(0.1)	—	0.1

Net income (loss)	$(32.3)	$0.6	$(116.9)	$2.5

Interest expense, net	61.4	66.1	189.1	180.8
Income tax benefit	(5.3)	(1.9)	(14.0)	(5.1)
Depreciation and amortization	67.7	66.2	205.4	185.1

EBITDA(1)	$91.5	$131.0	$263.6	$363.3

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. See "Note 17—Operating Segment Information" of the consolidated financial statements.

        Included in EBITDA are the following items of income (expense):

	Three Months Ended Sept 30, 2003	Three Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002
Foreign exchange gains—unallocated	$8.7	$4.1	$25.3	$29.0
Loss on sale of accounts receivable	(5.9)	(4.2)	(24.0)	(4.3)
Asset write-down	(3.0)	—	(5.8)	—
Restructuring:
Polyurethanes	(3.7)	—	(22.2)	—
Performance Products	—	(1.1)	(20.1)	(1.1)
Pigments	(1.1)	—	(1.1)	—

Total restructuring	(4.8)	(1.1)	(43.4)	(1.1)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        For the three months ended September 30, 2003, we incurred a net loss of $32.3 million on revenues of $1,275.7 million, compared to net income of $0.6 million on revenues of $1,195.2 million for the same period in 2002. The decrease of $32.9 million in net income was the result of the following items:

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

  •
  Gross profit for the three months ended September 30, 2003 decreased by $38.5 million, or 22%, to $136.4 million from $174.9 million in the same period in 2002. The decrease was mainly the result of higher overall raw material prices during the third quarter 2003 as compared to the same period of 2002. Increased raw material prices were only partially offset by increased average selling prices.

  •
  Selling, administrative, research and development ("SG&A") and other operating expenses for the three months ended September 30, 2003 increased by $0.7 million to $103.0 million from $102.3 million in the same period in 2002. Increased costs resulted from asset write-offs of $3.0 million and a $4.3 million increase in corporate overhead expenses, partially offset by a $5.4 million benefit resulting from the effects of foreign currency movements and a $2.0 million movement of certain costs from SG&A to manufacturing costs.

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

  •
  Net interest expense for the three months ended September 30, 2003 decreased by $4.7 million to $61.4 million from $66.1 million for the same period in 2002. Lower average interest rates under the HI Credit Facilities more than offset an increase in interest expense due to additional debt in the third quarter 2003, a portion of which represents additional fixed rate senior notes issued in April 2003.

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

        The following table sets forth the revenues and EBITDA for each of our operating segments:

	Three Months Ended Sept 30, 2003	Three Months Ended Sept 30, 2002
Revenues
Polyurethanes	$597.4	$545.6
Performance Products	164.9	143.3
Pigments	251.0	232.5
Base Chemicals	303.0	303.6
Eliminations	(40.6)	(29.8)

Total	$1,275.7	$1,195.2

Segment EBITDA
Polyurethanes	$68.9	$93.9
Performance Products	4.6	3.5
Pigments	28.5	21.1
Base Chemicals	(1.1)	20.8
Unallocated and other	(9.4)	(8.3)

Total	$91.5	$131.0

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

        For the three months ended September 30, 2003, Polyurethanes segment EBITDA decreased by $25.0 million to $68.9 million from $93.9 million for the same period in 2002. Lower EBITDA resulted mainly from increased raw material and energy costs of $71.5 million. In addition, we recorded $3.7 million in restructuring charges in connection with cost reduction efforts at our Rozenburg, Netherlands site. We also had an $11.1 million increase in fixed production costs, $3.5 million of which resulted from the strengthening of the euro against the U.S. dollar, $1.8 million of which resulted from increased pension costs and $5.2 million of which resulted from an increase in fixed cost absorption. These decreases were partly offset by increased average selling prices of $62.7 million. In addition, SG&A and other operating costs were impacted by $2.5 million due to an asset write-off.

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

        For the three months ended September 30, 2003, Pigments segment EBITDA increased by $7.4 million to $28.5 million from $21.1 million for the same period in 2002. Increased segment EBITDA is mainly due to a $20.9 million increase in average selling prices, which was partially offset by a $13.1 million increase in manufacturing costs. Manufacturing costs increased primarily due to $13.2 million of unfavorable foreign currency movements and $1.8 million in higher pension and insurance charges, offset by savings from improvement initiatives. SG&A costs increased by $0.9 million, primarily due to increased pension costs of $0.4 million and unfavorable foreign currency movements of $1.2 million, offset by savings from improvement initiatives.

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

        For the three months ended September 30, 2003, Base Chemicals segment EBITDA decreased by $21.9 million to $(1.1) million from $20.8 for the same period in 2002. Underlying margins were weaker for the three months ended September 30, 2003 than in the third quarter of 2002 in both the aromatics and olefins sectors. The price of the main feedstock, naphtha, increased by 8% in the third quarter 2003 compared with the same period in 2002. For the 2003 period, indirect manufacturing costs were higher by $10.2 million, primarily due to $2.0 million in increased pension costs, $2.0 million in increased maintenance costs, a currency impact of $1.6 million and the movement of $2.0 million of insurance and technical support costs from SG&A to indirect costs. SG&A and other costs were lower by $5.0 million, primarily due to the movement of $2.0 million of insurance and technical support costs to manufacturing costs and currency translation gains of $2.0 million.

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

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        For the nine months ended September 30, 2003, we had a net loss of $116.9 million on revenues of $3,880.8 million, compared to net income of $2.5 million on revenues of $3,368.1 million for the same period in 2002. The decrease of $119.4 million in net income was the result of the following items:

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

  •
  Gross profit for the nine months ended September 30, 2003 decreased by $31.8 million to $426.2 million from $458.0 million in the same period in 2002. The decrease in gross profit was mainly the result of higher overall raw material prices during the 2003 period as compared to the 2002 period. Increased raw material prices were only partially offset by increased average selling prices.

  •
  SG&A and other operating expenses for the nine months ended September 30, 2003 increased by $27.3 million to $299.4 million from $272.1 million in the same period in 2002. This increase was primarily the result of unfavorable foreign currency changes on SG&A and increased spending in our Performance Products segment. Expenses also increased due to $5.8 million in asset write offs in 2003, $2.0 million in increased pension expenses and a $1.7 million increase the management fee from Huntsman LLC. These increases were partially offset by $6.0 million in cost savings resulting from our cost reduction efforts and a $3.0 million gain on the sale of precious metals used in our Base Chemicals manufacturing processes.

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

  •
  Net interest expense for the nine months ended September 30, 2003 increased by $8.3 million to $189.1 million from $180.8 million for the same period in 2002. The increase was primarily due to additional debt in the nine months ended September 30, 2003, a portion of which represents additional fixed rate senior notes issued in March 2002 and April 2003, partially offset by lower average interest rates under the HI Credit Facilities. Increased interest expense was partially offset by the $3.3 million positive impact of adjusting interest rate instruments to fair value in accordance with SFAS No. 133.

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

        The following table sets forth the revenues and EBITDA for each of our operating segments.

	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002
Revenues
Polyurethanes	$1,718.1	$1,557.0
Performance Products	490.5	426.8
Pigments	752.5	669.2
Base Chemicals	1,032.9	791.3
Eliminations	(113.2)	(76.2)

Total	$3,880.8	$3,368.1

Segment EBITDA
Polyurethanes	$157.1	$292.1
Performance Products	(14.6)	22.8
Pigments	88.3	45.2
Base Chemicals	62.7	5.6
Unallocated and other	(29.9)	(2.4)

Total	$263.6	$363.3

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

        For the nine months ended September 30, 2003, Polyurethanes segment EBITDA decreased by $135.0 million to $157.1 million from $292.1 million for the same period in 2002. Lower EBITDA resulted mainly from a $259.0 million increase in raw material and energy costs, partly offset by a $182.0 million improvement in average selling prices. Increased raw material and energy costs resulted from higher feedstock prices. We also recorded $22.3 million in restructuring charges in connection with the integration of our flexible products division into our global urethane specialties division and cost reduction efforts at our Rozenburg, Netherlands site. Fixed production costs increased $24.0 million, primarily due to the $14 million impact of the strengthening of the euro against the U.S. dollar, increased pension costs of $6.0 million, and a $1.3 million increase in fixed cost absorption. SG&A costs also increased $8.5 million due to a $12.4 million adverse foreign exchange impact and a $2.5 million asset write-off, partly offset by $6.0 million in cost savings.

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

        For the nine months ended September 30, 2003, Pigments segment EBITDA increased by $43.1 million, to $88.3 million from $45.2 million for the same period in 2002. Increased segment EBITDA is due primarily to a $98.4 million increase in average selling prices, partially offset by $6.2 million of lower sales volumes and $43.3 million of increased manufacturing costs. Manufacturing costs increased mainly due to a $36.6 million unfavorable impact of foreign currency movements and an $7.4 million increase in pension and insurance charges, offset by savings from improvement initiatives. SG&A costs increased by $5.8 million, primarily due to $2.0 million of increased pension costs and $3.3 million of unfavorable foreign currency movements.

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

        For the nine months ended September 30, 2003, Base Chemicals EBITDA increased by $57.1 million to $62.7 million from $5.6 million for the same period in 2002. Overall underlying margins were stronger for the nine months ended September 30, 2003 than in the first nine months of 2002 in both the aromatics and olefins sectors. Higher margins in the 2003 period resulted from stronger margins in the first six months of 2003, partially offset by the impact of lower comparative margins in the third quarter 2003. The negative impact of $9.0 million in costs associated with the purchasing of product to cover our scheduled olefins manufacturing facility turnaround in the second quarter of 2002 was also a contributing factor to the higher 2003 margins. The price of the main feedstock, naphtha, increased by 25% in the first nine months of 2003 compared with the same period in 2002; however, this increase was more than covered by increased product prices. For the 2003 period, indirect costs were higher by $26.6 million, primarily due to a currency impact of $11.0 million and the movement of $6.0 million of insurance and technical support costs from SG&A to indirect costs. SG&A and other costs were lower by $13.0 million, primarily due to the movement of $6.0 million of insurance and technical support costs to manufacturing costs, currency translation gains of $4.0 million and the $3.0 million sale of precious metals used in the manufacturing process.

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

        As of September 30, 2003, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	Accrued Restructuring and Plant Closing Costs as of December 31, 2002	Total Charge	Non-cash Charge	Cash Payments	Accrued Restructuring and Plant Closing Costs as of September 30, 2003
Property, plant and equipment	$—	$11.4	$(11.4)	$—	$—
Workforce reductions	7.1	32.0	—	(17.7)	21.4

Total	$7.1	$43.4	$(11.4)	$(17.7)	$21.4

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

Recent Financial Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, we adopted this new accounting standard on January 1, 2003. This statement had no impact on us since the timing of any ultimate obligation is indefinite.

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

        In May 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, with this guidance applied prospectively. This statement had no impact on our results of operations or financial position at September 30, 2003.

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

Changes in Financial Condition

        The following information summarizes our working capital position as of September 30, 2003 and December 31, 2002 (dollars in millions):

	September 30, 2003	December 31, 2002	Difference
Current assets:
Cash and cash equivalents	$81.1	$75.4	$5.7
Accounts and notes receivable	518.5	467.9	50.6
Inventories	598.9	561.3	37.6
Prepaid expenses	35.6	22.0	13.6
Deferred income taxes	31.2	31.2	—
Other current assets	72.7	75.4	(2.7)

Total current assets	1,338.0	1,233.2	104.8

Current liabilities:
Accounts payable	308.1	314.8	(6.7)
Accrued liabilities	503.2	523.8	(20.6)
Current portion of long-term debt	1.2	43.9	(42.7)
Other current liabilities	17.9	28.7	(10.8)

Total current liabilities	830.4	911.2	(80.8)

Working capital	$507.6	$322.0	$185.6

        As of September 30, 2003, our working capital increased by $185.6 million as a result of the net impact of the following significant changes:

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

  •
  The increase in inventories of $37.6 million is mainly due to an increase in feedstock and raw material prices and foreign currency movements.

  •
  The decrease in accrued liabilities of $20.6 million results from the timing of cash payments for various accruals, of which significant fluctuations include decreases in raw materials ($31.5 million), interest ($22.9 million), and payable to affiliate ($15.4 million), offset by increases in restructuring costs due to new charges in 2003 ($14.3 million), payroll related costs ($12.1 million), environmental reserves ($7.3 million) and certain additional smaller fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded prior to November 14, 2003 that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        As described in "Note 20—Restatement" to the accompanying unaudited consolidated financial statements, in February 2004, we discovered an error in accounting for product exchange balances under a toll processing agreement with a customer. The error was caused by the use of an incorrect exchange factor in our new SAP-based ERP system. The use of the incorrect exchange factor resulted from the implementation of and transition to our new SAP-based ERP system in 2003. In investigating this error, we discovered that timely reconciliation of product exchange balances maintained by certain business units was not performed by the business unit's staff, and corporate accounting reviews of such reconciliations were not performed. In response to our discovery of this accounting error and the reconciliation failures, we have implemented improvements to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in February 2004. These improvements consisted of the implementation of the following policies:

  •
  Responsibility for accounting for these product exchanges has been centralized in the corporate accounting group rather than in the business unit finance group.

  •
  Business unit managers must certify monthly that they have reconciled product exchange balances to the accounting records.

  •
  Business unit managers must certify quarterly that they have reconciled product exchange balances as stated in the accounting records to the records maintained by third-party exchange partners.

        Except as described above, no change in our internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting since the date of the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

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
Date: February 10, 2004

Exhibit Index

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