Form 10-Q
period 2004-03-31
HUNTSMAN INTERNATIONAL LLC
filed 2004-05-17
CIK 1089748

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

        On May 17, 2004, 1,000 member equity units of the registrant were outstanding. There is no established trading market for registrant's units of membership interest. All of registrant's units of membership interest are held by an affiliate.

HUNTSMAN INTERNATIONAL LLC
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$80.5	$97.8
Trade receivables (net of allowance for doubtful accounts of $13.8 and $13.4, respectively)	615.7	538.5
Accounts receivable—affiliates	50.4	25.9
Inventories	535.8	596.9
Prepaid expenses	25.1	23.6
Deferred income taxes	3.0	3.0
Other current assets	72.8	83.6

Total current assets	1,383.3	1,369.3
Property, plant and equipment, net	3,222.6	3,256.2
Investment in unconsolidated affiliates	148.8	138.7
Intangible assets, net	275.2	283.4
Other noncurrent assets	438.1	445.1

Total assets	$5,468.0	$5,492.7

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Trade payables (including overdraft facilities of $12.4 and $7.5, respectively)	$476.7	$483.6
Accounts payable—affiliates	108.8	77.7
Accrued liabilities	296.6	387.7
Current portion of long-term debt	1.8	1.8

Total current liabilities	883.9	950.8
Long-term debt	2,997.2	2,925.3
Deferred income taxes	236.7	234.8
Other noncurrent liabilities	225.4	224.5

Total liabilities	4,343.2	4,335.4

Minority interests	6.2	3.6

Commitments and contingencies (Notes 15 and 16)
Member's equity:
Member's equity, 1,000 units	1,026.1	1,026.1
Retained earnings	18.7	55.6
Accumulated other comprehensive income (loss)	73.8	72.0

Total member's equity	1,118.6	1,153.7

Total liabilities and member's equity	$5,468.0	$5,492.7

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Millions)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		As Restated, see Note 18
Revenues:
Trade sales	$1,454.6	$1,188.8
Related party sales	36.5	100.5
Tolling fees	7.0	8.4

Total revenues	1,498.1	1,297.7
Cost of goods sold	1,350.0	1,162.3

Gross profit	148.1	135.4
Expenses:
Selling, general and administrative	87.8	71.1
Research and development	12.2	12.2
Restructuring and plant closing costs	8.7	17.1

Total expenses	108.7	100.4

Operating income	39.4	35.0
Interest expense	(69.0)	(64.4)
Interest income	—	0.8
Loss on accounts receivable securitization program	(3.5)	(9.2)
Other expense	(0.2)	(2.2)

Loss before income taxes	(33.3)	(40.0)
Income tax benefit (expense)	(3.6)	7.9

Net loss	(36.9)	(32.1)
Other comprehensive income	1.8	5.1

Comprehensive loss	$(35.1)	$(27.0)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER'S EQUITY (UNAUDITED)
(Dollars in Millions)

	Member's Equity			Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Units	Amount			Total
Balance, December 31, 2003	1,000	$1,026.1	$55.6	$72.0	$1,153.7
Net loss	—	—	(36.9)	—	(36.9)
Other comprehensive income	—	—	—	1.8	1.8

Balance, March 31, 2004	1,000	$1,026.1	$18.7	$73.8	$1,118.6

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		As Restated, see Note 18
Cash Flows From Operating Activities:
Net income (loss)	$(36.9)	$(32.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77.0	69.0
Provision for losses on accounts receivable	0.3	1.8
Noncash interest expense	4.2	3.0
Deferred income taxes	3.0	(9.8)
Unrealized gain on foreign currency transactions	(6.4)	(18.2)
Changes in operating assets and liabilities:
Accounts receivable	(115.5)	(69.2)
Change in receivables sold, net of cash received	8.8	11.8
Inventories	62.0	(34.1)
Prepaid expenses	(0.8)	5.3
Other current assets	(13.1)	(15.0)
Other noncurrent assets	(0.8)	(0.8)
Accounts payable	23.4	(0.5)
Accrued liabilities	(61.4)	(44.2)
Other current liabilities	(2.9)	(0.3)
Other noncurrent liabilities	(0.1)	0.1

Net cash used in operating activities	(59.2)	(133.2)

Investing Activities:
Capital expenditures	(38.2)	(21.8)
Investment in unconsolidated affiliate	(11.9)	—
Net cash received from unconsolidated affiliates	1.8	—
Advances to unconsolidated affiliates	(0.6)	(2.0)
Proceeds from sale of fixed assets	—	1.2

Net cash used in investing activities	(48.9)	(22.6)

Financing Activities:
Net borrowings (repayments) under revolving loan facilities	88.0	134.2
Repayment of long-term debt	—	(1.4)
Net borrowings under overdraft facility	4.9	—

Net cash provided by financing activities	92.9	132.8

Effect of exchange rate changes on cash	(2.1)	(3.1)

Increase (decrease) in cash and cash equivalents	(17.3)	(26.1)
Cash and cash equivalents at beginning of period	97.8	75.4

Cash and cash equivalents at end of period	$80.5	$49.3

Supplemental cash flow information:
Cash paid for interest	$104.0	$83.5
Cash paid for income taxes	$3.0	$3.4

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

  Description of Business

        Huntsman International LLC (the "Company," including its subsidiaries, unless the context otherwise requires) is a global manufacturer and marketer of differentiated and commodity chemicals. The Company manages its business through four segments: Polyurethanes, Performance Products, Pigments and Base Chemicals. The Company manufactures its products at facilities located in North America, Europe, Asia and Africa and sells its products throughout the world.

  Company

        The Company is a wholly-owned subsidiary of Huntsman International Holdings LLC ("HIH"). All of the membership interests of HIH are owned directly and indirectly by HMP Equity Holdings Corporation ("HMP"). HMP is 100% owned by Huntsman Group Inc. ("HGI"), subject to warrants which, if exercised, would entitle the holders thereof to up to 12% of the common equity of HMP. HGI is 100% owned by Huntsman Holdings, LLC ("Huntsman Holdings"). The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P. ("MatlinPatterson"), Consolidated Press (Finance) Limited ("Consolidated Press") and certain members of senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by MatlinPatterson (indirectly), Consolidated Press, the Huntsman Cancer Foundation, certain members of senior management and certain members of the Huntsman family. Huntsman Holdings has also issued certain non-voting preferred units to the Huntsman family, MatlinPatterson, and Consolidated Press that track the performance of an affiliate, Huntsman Advanced Materials LLC ("AdMat"). AdMat's results of operatrions are not included in these consolidated financial statements. The Huntsman family has board and operational control of the Company.

  Interim Financial Statements

        The unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. The Company is required to adopt this financial interpretation on January 1, 2005 and is currently evaluating its impact but does not expect the impact to be significant.

3.     Inventories

        Inventories as of March 31, 2004 and December 31, 2003 consisted of the following (dollars in millions):

	March 31, 2004	December 31, 2003
Raw materials and supplies	$140.3	$180.2
Work in progress	19.2	18.0
Finished goods	376.3	398.7

Total	$535.8	$596.9

        In the normal course of operations, the Company exchanges raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Company's cost. The amount deducted from inventory under open exchange agreements owed by the Company at March 31, 2004 was $3.5 million and 5.8 million pounds of feedstock and products, respectively, which represented the amount payable by the Company under open exchange agreements. The amount deducted from inventory under open exchange agreements owed by the Company at December 31, 2003 was $6.6 million and 18.7 million pounds of feedstock and products, respectively, which represented the amount payable by the Company under open exchange agreements.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	March 31, 2004	December 31, 2003
Land	$49.8	$49.4
Buildings	199.3	201.0
Plant and equipment	3,972.6	3,938.9
Construction in progress	158.2	156.1

Total	4,379.9	4,345.4
Less accumulated depreciation	(1,157.3)	(1,089.2)

Net	$3,222.6	$3,256.2

        Property, plant and equipment includes gross assets acquired under capital leases of $19.5 million and $19.0 million at March 31, 2004 and December 31, 2003, respectively; related amounts included in accumulated depreciation were $6.1 million and $5.3 million at March 31, 2004 and December 31, 2003, respectively.

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

	March 31, 2004	December 31, 2003
Louisiana Pigment Company, L.P. (50%)	$128.6	$130.4
BASF Huntsman Shanghai Isocyanate Investment BV (50%)	17.9	6.1
Rubicon, LLC (50%)	1.1	1.0
Others	1.2	1.2

Total	$148.8	$138.7

        As noted, the Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2004 and December 31, 2003 were as follows (dollars in millions):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$388.6	$123.1	$265.5	$389.2	$116.9	$272.3
Non-compete agreements	49.6	39.9	9.7	49.6	38.5	11.1

Total	$438.2	$163.0	$275.2	$438.8	$155.4	$283.4

        Amortization expense for intangible assets for the three month periods ended March 31, 2004 and 2003 was $8.3 million in both periods. Estimated future amortization expense for intangible assets through December 31, 2008 is $32.0 million annually in 2004 through 2005 and $24.0 million annually in 2006 through 2008.

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	March 31, 2004	December 31, 2003
Prepaid pension assets	$240.6	$235.1
Debt issuance costs	47.9	54.4
Capitalized turnaround expense	59.7	52.6
Receivables from affiliates	17.5	13.5
Spare parts inventory	51.7	55.6
Other noncurrent assets	20.7	33.9

Total	$438.1	$445.1

8.     Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	March 31, 2004	December 31, 2003
Payroll, severance and related costs	$82.7	$77.1
Interest	38.0	78.5
Volume and rebates accruals	47.3	64.8
Income tax payable	6.6	35.5
Taxes (property and VAT)	24.8	32.0
Restructuring and plant closing costs	21.4	22.5
Interest and commodity hedging accruals	6.3	10.8
Environmental accruals	5.5	5.7
Other miscellaneous accruals	64.0	60.8

Total	$296.6	$387.7

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	March 31, 2004	December 31, 2003
Pension liabilities	$158.6	$149.0
Other postretirement benefits	10.8	11.8
Environmental accruals	11.0	11.6
Payable to affiliate	29.2	29.1
Other noncurrent liabilities	15.8	23.0

Total	$225.4	$224.5

10.   Restructuring and Plant Closing Costs

        As of March 31, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $21.4 million and $22.5 million, respectively. During the three months ended March 31, 2004 and 2003, the Company recorded additional reserves for workforce reductions of $8.7 million and $17.1 million, respectively. During these same periods, the Company made cash payments against these reserves of $9.8 million and $4.2 million, respectively (dollars in millions).

	Workforce Reductions	Demolition and Decommisioning	Non-cancelable lease costs	Total
Accrued liability as of December 31, 2003	$22.5	$—	$—	$22.5
Charges	8.7	—	—	8.7
Payments	(9.8)	—	—	(9.8)

Accrued liability as of March 31, 2004	$21.4	$—	$—	$21.4

        Detail of these reserves by segment are as follows:

	Polyurethanes	Performance Products	Pigments	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$22.5
Charges	4.8	—	3.9	8.7
Payments	(6.5)	(0.1)	(3.2)	(9.8)

Accrued liability as of March 31, 2004	$14.1	$2.3	$5.0	$21.4

        As of March 31, 2004 and December 31, 2003, the Polyurethanes segment reserve consisted of $9.7 million and $8.2 million, respectively, related to restructuring activities at the Rozenberg, Netherlands site announced in 2003, $2.2 million and $5.2 million, respectively, related to the workforce reductions throughout the Polyurethanes segment announced in 2003, and $1.9 million and $2.4 million, respectively, related to the closure of the Shepton Mallet, U.K. site announced in 2002. During the three months ended March 31, 2004, the Polyurethanes segment recorded additional restructuring charges of $4.8 million and made cash payments of $6.5 million related to these restructuring activities. Additional charges of approximately $7.7 million related to these restructuring activities are expected to be recorded through 2005, resulting from additional workforce reductions of approximately 36 employees.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million related to the closure of a number of plants at its Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of its surfactants technical center in Oldbury, U.K., and the restructuring of its facility in Barcelona, Spain. During the three months ended March 31, 2004, the Performance Products segment made cash payments of $0.1 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities.

        As of December 31, 2003, the Pigments segment reserve consisted of $4.3 million related to its global workforce reductions. During the three months ended March 31, 2004, the Pigments segment recorded additional restructuring charges of $3.9 million and made cash payments of $3.2 million related to these restructuring activities. Additional charges of approximately $13 million related to these restructuring activities are expected to be recorded through 2005, resulting from additional workforce reductions of approximately 150 employees.

        The Company continuously evaluates the effectiveness of all of its manufacturing facilities in serving its markets. The Company has been engaged in a detailed review of its Pigments business to improve its competitive position and financial performance. In connection with this review, the Company announced in April 2004 that it will idle approximately 55,000 tonnes, or about 10% of its total titanium dioxide ("TiO2") production capacity. This action is expected to result in approximately $40 million of annual fixed cost savings, and will involve approximately $100 million of accelerated depreciation and non-cash charges and the payment of cash restructuring costs of approximately $20 million in 2004 and 2005.

11.   Debt

        Outstanding debt consists of the following (dollars in millions):

	March 31, 2004	December 31, 2003
Senior Secured Credit Facilities:
Revolving loan facility	$110.0	$22.0
Term B loan	620.1	620.1
Term C loan	620.1	620.1
Senior Unsecured Notes	456.8	457.1
Senior Subordinated Notes	1,154.4	1,169.8
Other debt	37.6	38.0

Subtotal	2,999.0	2,927.1
Less current portion	(1.8)	(1.8)

Total	$2,997.2	$2,925.3

  HI Credit Facilities

        As of March 31, 2004, the Company had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $400 million that matures on June 30, 2005 (the "HI Revolving Facility"), a term B loan facility that matures on June 30, 2007, and a term C loan facility that matures on June 30, 2008. The Company has commenced discussions with financial institutions for the renewal or replacement of the HI Revolving Facility and expect to address the pending maturity within the next three months. On October 22, 2003, the Company issued $205 million of additional term B and term C loans, the net proceeds of which were applied to pay down the HI Revolving Facility by approximately $53 million, and the remainder of the net proceeds, net of fees, were applied to repay, in full, the term A loan which had an initial maturity of June 2005. Principal payments on the term B and term C loans begin in 2005.

        Interest rates for the HI Credit Facilities are based upon, at the Company's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.50% to 4.50% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 3.25% per annum. As of March 31, 2004 and December 31, 2003, the average interest rates on the HI Credit Facilities were 5.2% and 5.6%, respectively, excluding the impact of interest rate hedges.

        The Company's obligations under the HI Credit Facilities are supported by guarantees of HIH and the Company's domestic and certain foreign subsidiaries (collectively, the "HI Guarantors"), as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to the incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The HI Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. Management believes that, as of March 31, 2004, HI is in compliance with the covenants of the HI Credit Facilities.

  Senior Unsecured Notes and Senior Subordinated Notes

        In March 2002, the Company issued $300 million 9 7/8% Senior Notes (collectively with the 2003 Senior Notes (defined below), the "Senior Notes"). Interest on the Senior Notes is payable semi-annually and the Senior Notes mature on March 1, 2009. The Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The Senior Notes are redeemable, in whole or in part, at any time by the Company on or prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the Senior Notes may be redeemed, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008. On April 11, 2003, the Company sold an additional $150 million in aggregate principal amount of 9 7/8% Senior Notes due 2009 (the "2003 Senior Notes"). The 2003 Senior Notes were priced at 105.25%.

        The Company also has outstanding $600 million and €450 million ($554.4 million as of March 31, 2004) 10 1/8% Senior Subordinated Notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable semi-annually and the Subordinated Notes mature on July 1, 2009. The Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The Subordinated Notes are redeemable, in whole or in part, at any time by the Company prior to July 1, 2004 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. On or after July 1, 2004 the Subordinated Notes may be redeemed at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007

        The Senior Notes and the Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring the Company to offer to repurchase the Senior Notes and the Subordinated Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the Senior Notes and the Subordinated Notes as of March 31, 2004.

  Other Debt

        The Company maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "European Overdraft Facility"). As of March 31, 2004, the Company had approximately $12.4 million outstanding under the European Overdraft Facility included within accounts payable. The European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with the Company's China MDI project. In January 2003, the Company entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. The Company owns 70% (a consolidating interest) of one of the joint ventures, Huntsman Polyurethanes Shanghai Ltd. ("HPS"), with Shanghai Chlor-Alkali Chemical Company, Ltd. On September 19, 2003, HPS obtained secured financing for the construction of the production facilities. HPS obtained term loans for the construction of its plant in the maximum principal amount of approximately $82.4 million, a working capital credit line in the amount of approximately $35.1 million, and a facility for funding VAT payments in the amount of approximately $0.6 million. As of March 31, 2004, there were $4.0 million outstanding in U.S. dollar borrowings and 10.0 million in RMB borrowings ($1.2 million U.S. dollar equivalents) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of March 31, 2004, the interest rate for U.S. dollar borrowings was 1.7% and 5.2% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to our Company, but is guaranteed during the construction phase by affiliates of HPS, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid by HPS under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until HPS has

(i) commenced production at at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1:1.

12.   Derivatives and Hedging Activities

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

        As of March 31, 2004 and December 31, 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (in millions):

	March 31, 2004	December 31, 2003
Interest rate swaps
Notional amount	$211.0	$212.7
Fair value	$(2.8)	$(4.9)
Weighted average pay rate	5.65%	5.65%
Maximum weighted average pay rate	6.60%	6.60%
Maturing	2004	2004
Interest rate collars
Notional amount	$150.0	$150.0
Fair value	$(3.0)	$(4.8)
Weighted average cap rate	7.00%	7.00%
Weighted average floor rate	5.08%	5.08%
Maximum weighted average floor rate	6.25%	6.25%
Maturing	2004	2004

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

        The majority of the interest rate contracts have been designated as cash flow hedges of future interest payments on its variable rate debt. The fair value of these interest rate contracts designated as hedges as of March 31, 2004 and December 31, 2003 was a loss of approximately $3.7 million and $6.2 million, respectively, which is recorded in other accrued liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of March 31, 2004, losses of approximately $3.4 million are expected to be reclassified into earnings over the remainder of

2004. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. A loss of $0.1 million and a gain $0.1 million were recorded in interest expense in the three months ended March 31, 2004 and 2003, respectively.

        As of March 31, 2004 and December 31, 2003, swap agreement liabilities with a fair value of $2.0 million and $3.4 million, respectively, have not been designated as hedges for financial reporting purposes. The change in the liability resulted in income of $1.4 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively, has been recognized in interest expense.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts.

  Commodity Price Hedging

        As of March 31, 2004 and December 31, 2003, there were no cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of March 31, 2004 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.4 million in accrued liabilities and a credit of $0.3 million in inventory. As of December 31, 2003, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.8 million in accrued liabilities and $0.5 million in inventory.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $1.4 million and $0.2 million in other current assets and accrued liabilities, respectively, as of March 31, 2004, and as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of December 31, 2003.

        During the three months ended March 31, 2004, the Company recorded an increase of $2.6 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133. During the three months ended March 31, 2003, the Company recorded a reduction of $0.9 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

  Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

  Net Investment Hedging

        Currency effects of net investment hedges produced a gain of $15.2 million and a loss of $18.4 million in other comprehensive income (loss) (foreign currency translation adjustments) for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, there was a cumulative net loss of approximately $111.1 million and $126.3 million, respectively.

13.   Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At March 31, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $115 million in commercial paper. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and the Company is subject to recourse provisions.

        The Company's retained interest in receivables (including servicing assets) subject to the program was approximately $148.7 and $154.4 million as of March 31, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the three months ended March 31, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $1,095.6 million and $1,002.4 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $1,086.8 million and $990.6 million, respectively. Servicing fees received during the three months ended March 31, 2004 and 2003 were approximately $1.2 million and $1.2 million, respectively.

        The Company incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. The Company also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $7.6 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.9 million and $6.8 million, respectively, which is included as a component of the residual interest reflected on the Company's balance sheet. On April 16, 2004 the Company amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at March 31, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of March 31, 2004 and December 31, 2003 were $9.8 million and $15.6 million, respectively.

14.   Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	Accumulated other comprehensive income (loss)		Other comprehensive Income (loss)
	March 31, 2004	December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Foreign currency translation adjustments	$157.1	$160.5	$(3.4)	$1.2
Additional minimum pension liability, net of tax of $29.5 million as of March 31, 2004 and December 31, 2003	(74.4)	(77.1)	2.7	1.5
Additional minimum pension liability—unconsolidated affiliate	(5.6)	(5.6)	—	—
Unrealized gain (loss) on securities	0.1	0.2	(0.1)	1.8
Net unrealized gain (loss) on interest rate hedges	(3.4)	(6.0)	2.6	0.6

Total	$73.8	$72.0	$1.8	$5.1

15.   Commitments and Contingencies

        The Company has various purchase commitments extending through 2017 for materials, supplies and services entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. The Company has also entered into a limited number of contracts which require minimum payments, even if no volume is purchased. These contracts approximate $35 million annually through 2005, declining to approximately $16 million after 2011. Historically, the Company has not made any minimum payments under its take or pay contracts.

        The Company is a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Based in part on the indemnities provided to the Company by Imperial Chemical Industries PLC ("ICI") and Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") in connection with the transfer of business to the Company and insurance coverage, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

16.   Environmental Matters

  General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

  Environmental Capital Expenditures and Accruals

        The Company may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. The Company estimates that capital expenditures for environmental and safety matters during 2004 will be approximately $38.5 million. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        The Company has established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. A total of approximately $16.5 million has been accrued related to environmental related liabilities as of March 31, 2004. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that future environmental liabilities will not be material to the Company.

  Potential Liabilities

        Given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company is aware of the following matters and believes (1) the reserves related to these matters to be sufficient for known requirements, and (2) the ultimate resolution of these matters will not have a material impact on its business, financial condition, results of operations or cash flows:

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes that it did not own the tanks from which the acid leaked; however, the Company did own the acid in the tanks. The U.K. Health and Safety Executive has issued three Improvement Notices requiring corrective action with which the Company is complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution is being initiated against it as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, the Company believes that if it is ultimately found to be legally responsible for the spill, the probable penalties or the cost of any additional corrective action would not be material to its business, financial condition, results of operations or cash flows.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty, ICI, The Rohm and Haas Company, Rhodia

S.A. and The Dow Chemical Company, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its business, financial position, results of operations or cash flows; however, the Company cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water, waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from the Company. In the U.K., the Company has submitted several applications and, very recently, negotiated and received its first IPPC permits. Based upon the terms of these permits, the Company does not anticipate that it will have to make material capital expenditures to comply. Other IPPC permits are under review by the U.K. Environment Agency. The Company is not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, the Company believes, based upon its experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to its financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and like the Company's operations in the U.K., the Company does not anticipate having to make material capital expenditures to comply.

        With respect to the Company's facilities in EU jurisdictions other than the U.K. and France, IPPC implementing legislation is not yet in effect, or the Company has not yet been required to seek IPPC permits. Accordingly, while the Company expects to incur additional future costs for capital improvements and general compliance under IPPC requirements in these jurisdictions, at the present time it is unable to determine whether or not these costs will be material. Accordingly, the Company cannot provide assurance that material capital expenditures and compliance costs will not be required in connection with IPPC requirements.

        On October 29, 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorisation of CHemicals), enterprises that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by the Company. As proposed, REACH would take effect in stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on the Company are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to the Company.

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

        For example, the California Air Resources Board adopted regulations that prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the current or future use of MTBE. States which have taken action to prohibit or restrict the use of MTBE accounted for over 40% of the U.S. market for MTBE prior to the taking of such action. In connection with its ban, the State of California requested that the EPA waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans, including California's ban, have been challenged in court as unconstitutional (in light of the Clean Air Act). On June 4, 2003, a federal court of appeals rejected such a challenge to California's ban, ruling that the ban is not pre-empted by the Clean Air Act.

        The energy bill pending in the U.S. Congress would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use. To date, no such legislation has become law. However, such legislation is being considered by Congress and, if it were to become law, it could result in a federal ban on the use of MTBE in gasoline. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act.

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

  Other Matters

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

17.   Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals. Sales between segments are generally recognized at external market prices.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

        The Company uses EBITDA to measure the financial performance of its global business units and for reporting the results of its operating segments. This measure includes all operating items relating to the businesses. The EBITDA of operating segments excludes items that principally apply to the Company as a whole. The Company believes that EBITDA is useful in helping investors assess the results of its business operations. The revenues and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(In Millions)
Revenues
Polyurethanes	$639.6	$554.9
Performance Products	184.1	161.1
Pigments	254.9	246.1
Base Chemicals	473.9	372.2
Eliminations	(54.4)	(36.6)

Total	$1,498.1	$1,297.7

Segment EBITDA(1)
Polyurethanes	$72.7	$40.2
Performance Products	1.9	2.3
Pigments	7.7	28.9
Base Chemicals	31.4	26.5
Unallocated and other(2)	(1.0)	(5.3)

Total EBITDA	$112.7	$92.6
Interest expense, net	(69.0)	(63.6)
Income tax benefit (expense)	(3.6)	7.9
Depreciation and amortization	(77.0)	(69.0)

Net income (loss)	$(36.9)	$(32.1)

(1)
EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization.

(2)
EBITDA from unallocated and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

18.   Restatement of 2003 Quarterly Financial Information

        In March 2004, the Company's management discovered that it had inappropriately calculated foreign exchange gains and losses with respect to its accounts receivable securitization program and had inconsistently classified the foreign exchange gains and losses on the securitized receivables denominated in foreign currency in its statements of operations for each of the first three quarters of 2003. As a result, the Company has restated its consolidated financial statements for each of the first three quarters of 2003 to correct its accounting and classification of foreign exchange gains and losses related to the accounts receivable securitization program. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2003
	As previously reported	As restated
Selling, general and administrative expenses	$88.6	$71.1
Operating income	17.5	35.0
Loss on accounts receivable securitization program	(9.6)	(9.2)
Net loss	(50.0)	(32.1)

19.   Consolidating Condensed Financial Statements

        The following consolidating condensed financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors, under the Company's indenture, on a combined, or where appropriate, consolidated basis, with the Company's investment in the non-guarantors recorded under the equity method; and the non-guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2004 and December 31, 2003 and for the periods ended March 31, 2004 and 2003. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to the Company. The combined guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Senior Notes and Subordinated Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for each of the guarantors because management believes that such information is not material to investors.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

MARCH 31, 2004 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$4.5	$—	$76.0	$—	$80.5
Accounts and notes receivables, net	61.0	110.7	580.7	(86.3)	666.1
Inventories	40.4	78.6	416.8	—	535.8
Prepaid expenses	4.1	0.8	20.2	—	25.1
Deferred tax asset	—	—	3.0	—	3.0
Other current assets	169.2	294.2	69.9	(460.5)	72.8

Total current assets	279.2	484.3	1,166.6	(546.8)	1,383.3
Property, plant and equipment, net	517.9	329.1	2,375.6	—	3,222.6
Investment in affiliates	3,435.3	775.3	19.1	(4,080.9)	148.8
Intangible assets, net	251.9	4.1	19.2	—	275.2
Other noncurrent assets	75.6	1,808.0	344.7	(1,790.2)	438.1

Total assets	$4,559.9	$3,400.8	$3,925.2	$(6,417.9)	$5,468.0

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$80.6	$90.2	$500.7	$(86.0)	$585.5
Accrued liabilities	297.1	25.1	435.2	(460.8)	296.6
Current portion of long-term debt	1.7	—	0.1	—	1.8

Total current liabilities	379.4	115.3	936.0	(546.8)	883.9
Long-term debt	2,998.6	—	1,788.8	(1,790.2)	2,997.2
Deferred income taxes	8.4	—	228.3	—	236.7
Other noncurrent liabilities	54.9	—	170.5	—	225.4

Total liabilities	3,441.3	115.3	3,123.6	(2,337.0)	4,343.2

Minority Interest	—	—	6.2	—	6.2
Member's equity:
Member's equity	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,283.2	898.3	(3,181.5)	—
Retained earnings	18.7	614.4	(67.9)	(546.5)	18.7
Accumulated other comprehensive income (loss)	73.8	387.9	(35.0)	(352.9)	73.8

Total member's equity	1,118.6	3,285.5	795.4	(4,080.9)	1,118.6

Total liabilities and member's equity	$4,559.9	$3,400.8	$3,925.2	$(6,417.9)	$5,468.0

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2003 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$16.6	$(0.3)	$81.5	$—	$97.8
Accounts and notes receivables, net	63.5	91.3	515.0	(105.4)	564.4
Inventories	47.9	78.6	470.4	—	596.9
Prepaid expenses	5.8	1.7	16.1	—	23.6
Deferred tax asset	—	—	3.0	—	3.0
Other current assets	224.1	316.9	85.5	(542.9)	83.6

Total current assets	357.9	488.2	1,171.5	(648.3)	1,369.3
Property, plant and equipment, net	526.5	331.5	2,398.2	—	3,256.2
Investment in affiliates	3,356.8	791.8	7.3	(4,017.2)	138.7
Intangible assets, net	259.5	4.6	19.3	—	283.4
Other noncurrent assets	80.5	1,696.9	355.2	(1,687.5)	445.1

Total assets	$4,581.2	$3,313.0	$3,951.5	$(6,353.0)	$5,492.7

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$64.0	$68.3	$533.9	$(104.9)	$561.3
Accrued liabilities	381.4	40.1	509.6	(543.4)	387.7
Current portion of long-term debt	1.7	—	0.1	—	1.8

Total current liabilities	447.1	108.4	1,043.6	(648.3)	950.8
Long-term debt	2,926.5	—	1,686.3	(1,687.5)	2,925.3
Deferred income taxes	—	—	234.8	—	234.8
Other noncurrent liabilities	53.9	—	170.6	—	224.5

Total liabilities	3,427.5	108.4	3,135.3	(2,335.8)	4,335.4

Minority interests	—	—	3.6	—	3.6

Member's equity:
Member's equity	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,220.0	874.0	(3,094.0)	—
Retained earnings	55.6	591.1	(58.1)	(533.0)	55.6
Accumulated other comprehensive income (loss)	72.0	393.5	(3.3)	(390.2)	72.0

Total member's equity	1,153.7	3,204.6	812.6	(4,017.2)	1,153.7

Total liabilities and member's equity	$4,581.2	$3,313.0	$3,951.5	$(6,353.0)	$5,492.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$186.0	$134.6	$1,134.0	$—	$1,454.6
Related party sales	46.5	49.3	25.7	(85.0)	36.5
Tolling fees	—	6.8	0.2	—	7.0

Total revenue	232.5	190.7	1,159.9	(85.0)	1,498.1
Cost of goods sold	184.8	190.3	1,059.9	(85.0)	1,350.0

Gross profit	47.7	0.4	100.0	—	148.1
Expenses:
Selling, general and administrative	31.8	4.5	51.5	—	87.8
Research and development	7.0	0.5	4.7	—	12.2
Restructuring and plant closing costs	—	—	8.7	—	8.7

Total expenses	38.8	5.0	64.9	—	108.7

Operating income (loss)	8.9	(4.6)	35.1	—	39.4
Interest (expense) income, net	(69.0)	38.3	(38.3)	—	(69.0)
Loss on accounts receivable securitization program	(0.2)	(0.3)	(3.0)	—	(3.5)
Equity in earnings (losses) of consolidated affiliates	23.6	(10.1)	—	(13.5)	—
Other expense	(0.2)	—	—	—	(0.2)

Income (loss) before income taxes	(36.9)	23.3	(6.2)	(13.5)	(33.3)
Income tax expense	—	—	(3.6)	—	(3.6)

Net income (loss)	(36.9)	23.3	(9.8)	(13.5)	(36.9)
Other comprehensive income (loss)	1.8	(5.6)	(31.7)	37.3	1.8
Comprehensive income (loss)	$(35.1)	$17.7	$(41.5)	$23.8	$(35.1)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$171.4	$163.2	$854.2	$—	$1,188.8
Related party sales	29.7	28.6	94.7	(52.5)	100.5
Tolling fees	—	8.2	0.2	—	8.4

Total revenue	201.1	200.0	949.1	(52.5)	1,297.7
Cost of goods sold	169.7	177.8	867.3	(52.5)	1,162.3

Gross profit	31.4	22.2	81.8	—	135.4
Expenses:
Selling, general and administrative	18.0	3.2	49.9	—	71.1
Research and development	9.6	0.5	2.1	—	12.2
Restructuring and plant closing costs	—	—	17.1	—	17.1

Total expenses	27.6	3.7	69.1	—	100.4

Operating income	3.8	18.5	12.7	—	35.0
Interest (expense) income, net	(64.4)	34.5	(33.7)	—	(63.6)
Loss on accounts receivable securitization program	(6.6)	(0.6)	(2.0)	—	(9.2)
Equity in earnings (losses) of consolidated affiliates	37.3	(17.0)	—	(20.3)	—
Other expense	(2.2)	—	—	—	(2.2)

Income (loss) before income taxes	(32.1)	35.4	(23.0)	(20.3)	(40.0)
Income tax benefit	—	—	7.9	—	7.9

Net income (loss)	(32.1)	35.4	(15.1)	(20.3)	(32.1)
Other comprehensive income (loss)	5.1	19.1	(13.5)	(5.6)	5.1
Comprehensive income (loss)	$(27.0)	$54.5	$(28.6)	$(25.9)	$(27.0)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash provided by (used in) operating activities	$(88.7)	$27.3	$2.2	$—	$(59.2)
Investing activities:
Capital expenditures	(1.5)	(2.1)	(34.6)	—	(38.2)
Investment in unconsolidated affiliate	—	—	(11.9)	—	(11.9)
Net cash received from unconsolidated affiliates	—	1.8	—	—	1.8
Advances to unconsolidated affiliates	(0.6)	—	—	—	(0.6)

Net cash used in investing activities	(2.1)	(0.3)	(46.5)	—	(48.9)

Financing activities:
Net borrowings under revolving loan facilities	88.0	—	—	—	88.0
Net borrowings under overdraft facility	4.9	—	—	—	4.9
Cash contributions by parent	—	129.1	1,102.2	(1,231.3)	—
Cash distributions from subsidiaries	1,174.1	—	—	(1,174.1)	—
Cash distributions to parent	—	(65.9)	(1,108.2)	1,174.1	—
Cash distributions to subsidiaries	(1,231.3)	—	—	1,231.3	—
Intercompany advances—net of repayments	38.8	(89.0)	50.2	—	—

Net cash provided by (used in) financing activities	74.5	(25.8)	44.2	—	92.9

Effect of exchange rate changes on cash	4.2	(0.9)	(5.4)	—	(2.1)

Increase in cash and cash equivalents	(12.1)	0.3	(5.5)	—	(17.3)
Cash and cash equivalents at beginning of period	16.6	(0.3)	81.5	—	97.8

Cash and cash equivalents at end of period	$4.5	$—	$76.0	$—	$80.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash provided by (used in) operating activities	$(91.0)	$44.4	$(86.6)	$—	$(133.2)
Investing activities:
Capital expenditures	(1.8)	(0.7)	(19.3)	—	(21.8)
Advances to unconsolidated affiliates	(0.7)	(1.3)	—	—	(2.0)
Proceeds from sale of fixed assets	—	—	1.2	—	1.2

Net cash used in investing activities	(2.5)	(2.0)	(18.1)	—	(22.6)

Financing activities:
Net borrowings under revolving loan facilities	134.2	—	—	—	134.2
Repayment of long term debt	—	—	(1.4)	—	(1.4)
Cash contributions by parent	—	134.2	1,003.8	(1,138.0)	—
Cash distributions from subsidiaries	1,041.8	—	—	(1,041.8)	—
Cash distributions to parent		(32.4)	(1,009.4)	1,041.8	—
Cash distributions to subsidiaries	(1,138.0)	—	—	1,138.0	—
Intercompany advances—net of repayments	33.7	(142.4)	108.7	—	—

Net cash provided by (used in) financing activities	71.7	(40.6)	101.7	—	132.8

Effect of exchange rate changes on cash	4.0	—	(7.1)	—	(3.1)

Increase in cash and cash equivalents	(17.8)	1.8	(10.1)	—	(26.1)
Cash and cash equivalents at beginning of period	19.0	0.3	56.1	—	75.4

Cash and cash equivalents at end of period	$1.2	$2.1	$46.0	$—	$49.3

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

Certain Defined Terms

        In this report, "HI," the "Company," "we," "us" or "our" refer to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries. In this report, "HIH" refers to Huntsman International Holdings LLC, "Huntsman LLC" or "HLLC" refers to Huntsman LLC and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, "HSCHC" refers to Huntsman Specialty Chemical Holdings Corporation, "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners, L.P and, unless the context otherwise requires, its affiliates, "Consolidated Press" refers to Consolidated Press Holdings Limited and, unless the context otherwise requires, its subsidiaries, and "ICI" refers to Imperial Chemical Industries PLC and, unless the context otherwise requires, its subsidiaries.

Overview

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

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide ("TiO2")
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

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

        Historically, the demand for many of our Polyurethanes products, which accounted for 43% of our revenues in the three months ended March 31, 2004, has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes products. Historically, sales volumes of MDI, a Polyurethanes segment product, have grown at rates in excess of global GDP growth and margins for MDI have been relatively stable. However, in 2003, volatile feedstock pricing negatively impacted overall margins. The global market for PO, also a Polyurethanes product, is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Liquidity and Capital Resources—Environmental Matters—MTBE Developments" below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the future.

        In comparison to our commodity businesses, the demand for many of the products we produce in our Performance Products segment historically has also been relatively resistant to changes in global economic conditions. Like our Polyurethanes segment, Performance Products growth in general is strongly influenced by product substitution, innovation and new product development. Also, demand stability benefits from a broad range of end markets. A significant portion of our Performance Products is sold into consumer end use applications including household detergents, personal care products and cosmetics. As such, historically, demand for these products has been relatively stable and tends to be less susceptible to changes in global economic conditions. In the past year, weak economic conditions in Europe, high raw material and energy costs, significant overcapacity in surfactants and the strength of the major European currencies versus the U.S. dollar (which negatively impacts the competitiveness of European exports), has had a negative impact on the surfactants portion of our Performance Products segment.

        Historically, growth in demand for TiO2 pigments has generally been linked with GDP growth rates and has trended somewhat below overall GDP growth rates as strong growth in the developing world economies has been tempered by modest growth in the developed world economies. Our Pigments segment accounted for 17% of our revenues in the three months ended March 31, 2004. Pigment prices have historically reflected industry-wide operating rates, but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and suppliers, contract arrangements and cyclicality. The industry experiences some seasonality in its sales because sales of paints in Europe and North America, the largest end use for TiO2, are generally highest in the spring and summer months in those regions. This results in greater sales volumes in the first half of the year because the proportion of our TiO2 products sold in Europe and North America is greater than that sold in the southern hemisphere. Profitability in our Pigments segment has been negatively impacted by the strength of the major European currencies versus the U.S. dollar because with over 70% of our Pigments' production capacity located in Europe, approximately 60% of our production costs are denominated in European currencies, while only approximately 40-50% of our products are sold in European currencies.

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

Recent Development

Idling of TiO2 Capacity

        We continuously evaluate the effectiveness of all of our manufacturing facilities in serving our markets. We have been engaged in a detailed review of our Pigments business to improve its competitive position and financial performance. In connection with this review, we announced in April 2004 that we will idle approximately 55,000 tonnes, or about 10% of our total TiO2 production capacity. This action is expected to result in approximately $40 million of annual fixed cost savings, and will involve approximately $100 million of accelerated depreciation and non-cash charges and the payment of cash restructuring costs of approximately $20 million in 2004 and 2005.

Results of Operations

        Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (Unaudited) (Dollars in Millions)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003(2)
Revenues	$1,498.1	$1,297.7
Cost of goods sold	1,350.0	1,162.3

Gross profit	148.1	135.4
Expenses of selling, general, and administrative, research, and development	100.0	83.3
Restructuring and plant closing costs	8.7	17.1

Operating income	39.4	35.0
Interest expense, net	(69.0)	(63.6)
Loss on accounts receivable securitization program	(3.5)	(9.2)
Other expense	(0.2)	(2.2)

Loss before income taxes	(33.3)	(40.0)
Income tax benefit (expense)	(3.6)	7.9

Net loss	$(36.9)	$(32.1)

Interest expense, net	69.0	63.6
Income tax (benefit) expense	3.6	(7.9)
Depreciation and amortization	77.0	69.0

EBITDA(1)	$112.7	$92.6

(1)
EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, taxes, depreciation and amortization.

  Included in EBITDA are the following items of income (expense):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Foreign exchange gains—unallocated	$13.4	$14.5
Loss on accounts receivable securitization program	(3.5)	(9.2)
Asset write-down	—	(2.8)
Restructuring and plant closing costs:
Polyurethanes	(4.8)	(17.1)
Pigments	(3.9)	—

Total restructuring and plant closing costs	$(8.7)	$(17.1)
(2)
As restated, see Note 18 to the unaudited consolidated financial statements.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (As Restated)

        For the three months ended March 31, 2004, we had a net loss of $36.9 million on revenues of $1,498.1 million compared to a net loss of $32.1 million on revenues of $1,297.7 million for the same period in 2003. The increase of $4.8 million in net loss was the result of the following items:

  •
  Revenues for the three months ended March 31, 2004 increased by $200.4 million, or 15%, to $1,498.1 million from $1,297.7 million during the same period in 2003. Revenues increased in all segments due to higher average selling prices and increased sales volumes in the Polyurethanes and Base Chemicals segments. Average selling prices increased primarily due to the effects of increased underlying raw material and energy costs, and the significant volume increases achieved in the Polyurethanes and Base Chemicals segments were due to significantly improved market demand. Higher revenues also resulted from the strengthening of the major European currencies versus the U.S. dollar.

  •
  Gross profit for the three months ended March 31, 2004 increased by $12.7 million to $148.1 million from $135.4 million in the same period in 2003. This increase was mainly the result of increased average selling prices, which more than offset increased raw material and energy costs in the first quarter of 2004 as compared to the same period in 2003.

  •
  Selling, administrative and research and development ("SG&A") and other expenses for the three months ended March 31, 2004 increased by $16.7 million, or 20%, to $100.0 million from $83.3 million for the same period in 2003. This increase largely resulted from the strength of the major European currencies versus the U.S. dollar and an increase in management fees paid to Huntsman LLC.

  •
  Restructuring and plant closing costs for the three months ended March 31, 2004 decreased by $8.4 million to $8.7 million from $17.1 million in the same period of 2003. In the current period our Polyurethanes segment recorded restructuring charges of $4.8 million related to workforce reductions at our Rozenberg, Netherlands site and the further restructuring of our Polyurethanes sites across the world as announced in December 2003, and our Pigments segment recorded restructuring charges of $3.9 million related to its global workforce reductions. In the prior period our Polyurethanes segment recorded $17.1 million related to the integration its global flexible products unit into its urethane specialties unit.

  •
  Net interest expense for the three months ended March 31, 2004 increased by $5.4 million to $69.0 million from $63.6 million for the same period in 2003. The increase was primarily due to additional debt and higher interest rates on our borrowings in the first quarter 2004 as compared to the same period in 2003.

  •
  Loss on our accounts receivable securitization program decreased $5.7 million to a loss of $3.5 million for the three months ended March 31, 2004 as compared to a loss of $9.2 million for the same period in 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts mandated by the accounts receivable securitization program in the current period.

  •
  Income tax expense increased by $11.5 million to an expense of $3.6 million for the three months ended March 31, 2004 as compared to a benefit of $7.9 million for the same period in 2003. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Increased tax expenses were due primarily to increases in valuation allowances against net operating loss carryforwards in certain of these jurisdictions.

        The following table sets forth the sales and segment EBITDA for each of our operating segments.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenues
Polyurethanes	$639.6	$554.9
Performance Products	184.1	161.1
Pigments	254.9	246.1
Base Chemicals	473.9	372.2
Eliminations	(54.4)	(36.6)

Total	$1,498.1	$1,297.7

Segment EBITDA
Polyurethanes	$72.7	$40.2
Performance Products	1.9	2.3
Pigments	7.7	28.9
Base Chemicals	31.4	26.5
Corporate and other	(1.0)	(5.3)

Total	$112.7	$92.6

Polyurethanes

        For the three months ended March 31, 2004, Polyurethanes revenues increased by $84.7 million, or 15%, to $639.6 million from $554.9 million for the same period in 2003. MDI sales revenue increased by 27%, due to 9% higher average selling prices supported by 17% higher sales volumes. MDI sales volumes rose by 57%, 2% and 16% in Asia, the Americas and Europe, respectively. Our spot sales to co-producers were flat compared to first quarter 2003. Accordingly, higher MDI volumes reflect significantly improved market demand. A strong rigid polyurethane market, coupled with tight supply, gave rise to strong volume gains in Asia. MDI overall average selling prices increased by 9%, of which 6% was due to the strength of the major European currencies versus the U.S. dollar and 3% was due to our continued efforts to increase selling prices in response to higher raw material and energy costs. Polyol sales revenue increased by 14% as average selling prices increased by 12% and sales volumes increased by 2%. PO sales revenues decreased by 3%, primarily due to the planned turnaround and inspection ("T&I") at our Port Neches, Texas PO facility. MTBE sales revenue decreased by 28% due to a 32% decrease in volumes, resulting primarily from the loss of co-product volume due to the planned T&I at our Port Neches PO facility, partially offset by a 5% increase in average selling prices. Average selling prices for MTBE were higher in response to higher gasoline prices.

        For the three months ended March 31, 2004, Polyurethanes segment EBITDA increased by $32.5 million to $72.7 million from $40.2 million for the same period in 2003. Increased EBITDA resulted mainly from increased volumes and higher average selling prices totaling $54.6 million, partially offset by increased raw material and energy costs of $30.4 million. For the three months ended March 31, 2004, we recorded $4.8 million in restructuring charges in connection with the cost reduction efforts at our Rozenburg, Netherlands site and the further restructuring of our sites across the world as announced in December 2003. Restructuring charges for the three months ended March 31, 2004 were $4.8 million, lower by $12.3 million compared to $17.1 million in the comparable period in 2003. Fixed manufacturing costs increased by $4.3 million as lower costs of $3.9 million, as measured in local currencies, were offset by a $5.8 million increase that resulted from the strength of the major European currencies versus the U.S. dollar and a $2.4 million increase due to a reduction in the amount of fixed costs absorbed in inventories. SG&A and other operating expenses were relatively flat.

Performance Products

        For the three months ended March 31, 2004, Performance Products revenues increased by $23.0 million, or 14%, to $184.1 million from $161.1 million for the same period in 2003. Overall, Performance Products average selling prices increased by 21%, of which 15% was due to the strength of the major European currencies versus the U.S. dollar, and sales volumes fell by 5%. Surfactants revenues increased by 7% as compared to the comparable period in 2003, resulting from a 19% increase in average selling prices partially offset by a 9% decrease in sales volumes. The 19% increase in surfactants average selling prices was mainly due to the strength of the major European currencies versus the U.S. dollar. The reduction in surfactants sales volumes was largely the result of softer European demand, competitive activity and decreased export business as a result of the strength of the major European currencies versus the U.S. dollar. Ethyleneamines revenues decreased by 10% compared with the comparable period in 2003, resulting from a 6% increase in average selling prices and a 12% reduction in sales volumes. The increase in ethyleneamines average selling prices was due to price increases implemented to offset increased raw material and energy costs. Sales volumes of ethyleneamines were lower due to a scheduled T&I at one of the two manufacturing units at our Freeport, Texas facility during the first quarter of 2004. Other sales revenues, primarily for other amines, increased by 89% compared with the same period in 2003, primarily as a result of the initiation of tolling agreements with affiliates.

        For the three months ended March 31, 2004, Performance Products segment EBITDA fell by $0.4 million to $1.9 million from $2.3 million for the same period in 2003. The 21% increase in average selling prices was completely offset by raw material and energy cost increases. Manufacturing costs decreased by $1.6 million, despite adverse foreign exchange movements of $2.2 million, due to the effect of cost reduction programs initiated in our surfactants business during 2003. SG&A and other operating expenses increased by $0.5 million, with $1.4 million of adverse foreign exchange movements offset by cost reductions in our surfactants business.

Pigments

        For the three months ended March 31, 2004, Pigments revenues increased by $8.8 million, or 4%, to $254.9 million from $246.1 million for the same period of 2003. Average selling prices increased by 4% primarily due to the strength of the major European currencies against the U.S. dollar. Average selling prices as measured in local currency decreased by 8% and 2% in Europe and North America, respectively, due to on-going industry oversupply conditions, and increased by 1% in Asia-Pacific. Sales volumes for the three months ended March 31, 2004 were essentially unchanged from the comparable period in 2003.

        For the three months ended March 31, 2004, Pigments segment EBITDA decreased by $21.2 million, or 73%, to $7.7 million from $28.9 million in the same period in 2003. A $22.0 million increase in revenues due to the strength of the major European currencies versus the U.S. dollar was offset by a $25.3 million increase in manufacturing costs, a $13.1 million reduction in local currency selling prices, and a $4.6 million increase in SG&A and other operating expenses. Manufacturing costs increased by $19.6 million due to the strength of the major European currencies against the U.S. dollar and by $6.5 million due to a reduction in the amount of fixed costs absorbed in inventories as compared to the same period in 2003, offset by a reduction of fixed costs as a result of cost reduction initiatives. SG&A and other operating expenses increased due to restructuring charges of $3.8 million and by $1.6 million due to the strength of the major European currencies against the U.S. dollar.

Base Chemicals

        For the three months ended March 31, 2004, Base Chemicals revenues increased by $101.7 million, or 27%, to $473.9 million from $372.2 million for the same period in 2003. Overall sales volumes increased by 15%, reflecting stronger industry demand, and average selling prices increased by 11%, which was due primarily to the strength of the major European currencies versus the U.S. dollar. Ethylene revenues increased by 40%, resulting from a 27% increase in average selling prices and a 10% increase in volumes. Propylene revenues increased by 5%, resulting from a 7% increase in average selling prices, partially offset by a 2% decrease in volumes. Paraxylene revenues increased by 22%, resulting from a 13% increase in average selling prices and an 8% increase in volumes. Benzene revenues increased by 26%, resulting from a 17% increase in average selling prices and a 7% increase in volumes. Cyclohexane revenues increased by 15%, resulting from a 13% increase in average selling prices and a 2% increase in volumes. Increased demand in the PVC, ethylene oxide and derivatives markets contributed to the increase in ethylene sales volumes, while additional sales of benzene and paraxylene resulted from a general increase in demand in those markets.

        For the three months ended March 31, 2004, Base Chemicals segment EBITDA increased by $4.9 million to $31.4 million from $26.5 million for the same period in 2003. Increased EBITDA resulted mainly from stronger margins and increased demand growth, with average selling price and volume increases contributing $54.3 million, partially offset by $32.4 million in increased raw material and energy costs. Fixed manufacturing costs increased by $7.4 million, of which $5.7 million was due to the strength of the major European currencies versus the U.S. dollar. SG&A and other operating expenses increased by $9.6 million, of which $4.2 million was due to the strength of the major European currencies versus the U.S. dollar and $4.4 million of which was due to other income in the three months ended March 31, 2003 of $1.0 million from insurance claim recoveries and $3.0 million from the sale of precious metals used in our process catalysts.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, loss on our accounts receivable securitization program and unallocated foreign exchange gains and losses. For the three months ended March 31, 2004, EBITDA from corporate and other items increased by $4.3 million to a loss of $1.0 million from a loss of $5.3 million for the same period of 2003. Increased EBITDA resulted primarily from reduced losses on our accounts receivable securitization program, which decreased by $5.7 million to a loss of $3.5 million in the three months ended March 31, 2004 as compared to a loss of $9.2 million in the same period of 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. The decreased loss on the accounts receivable securitization program was primarily due to reduced losses on foreign exchange hedge contracts mandated by our accounts receivable securitization program. EBITDA from corporate and other items also increased as the result of an asset valuation adjustment of $2.8 million in the first quarter of 2003. Other items of unallocated corporate overhead remained relatively flat compared with the prior period.

Liquidity and Capital Resources

Cash

        Net cash used in operating activities for the three months ended March 31, 2004 decreased to $59.2 million from $133.2 million for the same period in 2003. The variance is primarily attributable to a smaller increase in net working capital in the three months ended March 31, 2004.

        Net cash used in investing activities for the three months ended March 31, 2004 increased to $48.9 million from $22.6 million for the same period in 2003. The increase in cash used in the first quarter 2004 was primarily attributable to increased capital expenditures related to the planned T&Is at our PO and ethyleneamines facilities and capital expenditures associated with our Chinese MDI joint venture. In addition, we made an investment of $11.9 million in our Chinese MDI joint venture during the three months ended March 31, 2004.

        Net cash provided by financing activities for the three months ended March 31, 2004 decreased to $92.9 million, as compared to $132.8 million for the same period in 2003. The decrease in cash provided by financing activities is mainly a result of reduced net borrowings to fund operating cash requirements as explained above.

Debt and Liquidity

        The HI Credit Facilities consist of a revolving loan facility of up to $400 million that matures on June 30, 2005 (the "HI Revolving Facility"), a term B loan facility of $620.1 million as of March 31, 2004 that matures on June 30, 2007, and a term C loan facility of $620.1 million as of March 31, 2004 that matures on June 30, 2008. As of March 31, 2004, we had outstanding variable rate borrowings of approximately $1.3 billion and the weighted average interest rate of these borrowings was approximately 5.2%. This weighted average rate does not consider the effects of interest rate hedging activities.

        We depend upon the $400 million HI Revolving Facility to provide liquidity for our operations and working capital needs. As of March 31, 2004, we had $110.0 million of outstanding borrowings and approximately $7 million of outstanding letters of credit under the HI Revolving Facility, and we had $80.5 million in cash. We also maintain $25.0 million of short-term overdraft facilities, of which $12.6 million was available at March 31, 2004. Total cash and unused borrowing capacity as of March 31, 2004 was approximately $376 million. The HI Revolving Facility matures in June 2005. We have commenced discussions with financial institutions for the renewal or replacement of the HI Revolving Facility and expect to address the pending maturity within the next three months.

        In March 2002, we issued $300 million 9 7/8% Senior Notes (collectively with the 2003 Senior Notes (defined below), the "Senior Notes"). On April 11, 2003, we sold an additional $150 million in aggregate principal amount of 9 7/8% Senior Notes due 2009 (the "2003 Senior Notes"). The 2003 Senior Notes were priced at 105.25%. We also have outstanding $600 million and €450 million 10 1/8% Senior Subordinated Notes (the "Subordinated Notes").

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

        A portion of the medium term notes (€90.5 million) is denominated in euros and is subject to fluctuation in currency rates against the U.S. dollar. The total outstanding balance of medium term notes is approximately $195 million in U.S. dollar equivalents as of March 31, 2004. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of March 31, 2004, the total outstanding balance of such commercial paper was approximately $115 million. On April 16, 2004 we amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        Subject to the annual seasonality of our accounts receivable, we estimate that the total liquidity resources from the accounts receivable securitization program may range between $270 million to $310 million at certain periods during a calendar year. As of March 31, 2004, the Receivables Trust had approximately $464 million of total assets (consisting of cash and accounts receivable), and $195 million of medium term notes and $115 million of commercial paper outstanding. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.1% as of March 31, 2004. Losses on the accounts receivable securitization program in the three months ended March 31, 2004 were $3.5 million. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the three months ended March 31, 2004, losses on the accounts receivable securitization program include losses of $1.4 million on foreign currency hedge contracts mandated by the accounts receivable securitization program. We believe that a multicurrency commercial paper facility discussed above will enable us to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges as experienced in prior periods under the accounts receivable securitization program.

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

Contractual Obligations and Commercial Commitments

        We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to 13 years and the purchase price is generally based on market prices subject to certain minimum price provisions.

Restructuring and Plant Closing Costs

        As of March 31, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $21.4 million and $22.5 million, respectively. During the three months ended March 31, 2004 and 2003, we recorded additional reserves for workforce reductions of $8.7 million and $17.1 million, respectively. During these same periods, we made cash payments against these reserves of $9.8 million and $4.2 million, respectively. (dollars in millions)

	Workforce Reductions	Demolition and Decommisioning	Non-cancelable lease costs	Total
Accrued liability as of December 31, 2003	$22.5	$—	$—	$22.5
Charges	8.7	—	—	8.7
Payments	(9.8)	—	—	(9.8)

Accrued liability as of March 31, 2004	$21.4	$—	$—	$21.4

        Detail of these reserves by segment are as follows:

	Polyurethanes	Performance Products	Pigments	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$22.5
Charges	4.8	—	3.9	8.7
Payments	(6.5)	(0.1)	(3.2)	(9.8)

Accrued liability as of March 31, 2004	$14.1	$2.3	$5.0	$21.4

        As of March 31, 2004 and December 31, 2003, our Polyurethanes segment reserve consisted of $9.7 million and $8.2 million, respectively, related to restructuring activities at our Rozenberg, Netherlands site announced in 2003, $2.2 million and $5.2 million, respectively, related to the workforce reductions throughout the Polyurethanes segment announced in 2003, and $1.9 million and $2.4 million, respectively, related to the closure of the Shepton Mallet, U.K. site announced in 2002. During the three months ended March 31, 2004, the Polyurethanes segment recorded additional restructuring charges of $4.8 million and made cash payments of $6.5 million related to these restructuring activities. Additional charges of approximately $7.7 million related to these restructuring activities are expected to be recorded through 2005, resulting from additional workforce reductions of approximately 36 employees.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million related to the closure of a number of plants at its Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of its surfactants technical center in Oldbury, U.K., and the restructuring of its facility in Barcelona, Spain. During the three months ended March 31, 2004, the Performance Products segment made cash payments of $0.1 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities.

        As of December 31, 2003, our Pigments segment reserve consisted of $4.3 million related to global workforce reductions. During the three months ended March 31, 2004, our Pigments segment recorded additional restructuring charges of $3.9 million and made cash payments of $3.2 million related to these restructuring activities. Additional charges of approximately $13 million related to these restructuring activities are expected to be recorded through 2005, resulting from additional workforce reductions of approximately 150 employees.

        We continuously evaluate the effectiveness of all of our manufacturing facilities in serving our markets. We have been engaged in a detailed review of our Pigments business to improve its competitive position and financial performance. In connection with this review, we announced in April 2004 that we will idle approximately 55,000 tonnes, or about 10% of our total TiO2 production capacity. This action is expected to result in approximately $40 million of annual fixed cost savings, and will involve approximately $100 million of accelerated depreciation and non-cash charges and the payment of cash restructuring costs of approximately $20 million in 2004 and 2005.

Securitization of Accounts Receivable

        On December 21, 2000, we initiated an accounts receivable securitization program under which we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At March 31, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $115 million in commercial paper. Under the terms of the agreements, we, together with our subsidiaries, continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and we are subject to recourse provisions.

        Our retained interest in receivables (including servicing assets) subject to the program was approximately $148.7 and $154.4 million as of March 31, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the three months ended March 31, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $1,095.6 million and $1,002.0 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $1,086.8 million and $990.6 million, respectively. Servicing fees received during the three months ended March 31, 2004 and 2003 were approximately $1.2 million and $1.2 million, respectively.

        We incur losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $7.6 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.9 million and $6.8 million, respectively, which is included as a component of the residual interest reflected on our balance sheet. On April 16, 2004 we amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at March 31, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of March 31, 2004 and December 31, 2003 were $9.8 million and $15.6 million, respectively.

Investing Activities

        Capital expenditures for the three months ended March 31, 2004 were $38.2 million, an increase of approximately $16.4 million as compared to the same period in 2003. The increase was largely attributable to increased capital expenditures related to the planned T&Is at our PO and ethlyeneamines facilities and increased capital expenditures associated with our Chinese MDI joint venture. In addition, we made an investment of $11.9 million in our Chinese MDI joint venture during the three months ended March 31, 2004. We expect to spend approximately $180 million during 2004 on capital projects, which would include any expenditures for the proposed LDPE facility at Wilton, U.K. in the event board and other approvals are sought and obtained in connection with this project. In addition, we expect to spend approximately $25 million (approximately $13 million of which will be recorded as capital expenditures and approximately $12 million of which has been recorded as an investment) during 2004 to fund our Chinese MDI joint ventures. We expect to fund up to a total of approximately $85 million to the Chinese MDI joint venture over the next several years (approximately $35 million to be recorded as capital expenditures and approximately $50 million to be recorded as investments).

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, and we are engaged in a feasibility study with respect to the possible construction of a world-scale LDPE facility at our Wilton site. The potential LDPE facility under study would have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct. We have had preliminary discussions with governmental authorities concerning potential assistance and other matters in connection with the potential project, and we may seek the necessary board and other approvals for the project this year. If such approvals are granted this year, the facility could be operational in late 2006.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the three months ended March 31, 2004 and 2003, we invested $0.6 million and $0.7 million, respectively, in Rubicon. With respect to Louisiana Pigment, during the three months ended March 31, 2004 and 2003, we received $1.8 million and invested $1.3 million, respectively.

Environmental Matters

  General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause our Company to incur significant unanticipated losses, costs or liabilities.

  Environmental Capital Expenditures and Accruals

        We may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. We estimate that capital expenditures for environmental and safety matters during 2004 will be approximately $38.5 million. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        We have established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. We believe these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. A total of approximately $16.5 million has been accrued related to environmental related liabilities as of March 31, 2004. However, no assurance can be given that all potential liabilities arising out of our present or past operations have been identified or fully assessed or that future environmental liabilities will not be material to our Company.

  Potential Liabilities

        Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are aware of the following matters and believe (1) the reserves related to these matters to be sufficient for known requirements, and (2) the ultimate resolution of these matters will not have a material impact on our business, financial condition, results of operations or cash flows:

        On October 6, 2002, a leak of sulphuric acid from two tanks located near our Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We believe that we did not own the tanks from which the acid leaked; however, we did own the acid in the tanks. The U.K. Health and Safety Executive has issued three Improvement Notices requiring corrective action with which we are complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution is being initiated against it as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. Although we can give no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, we believe that if we are ultimately found to be legally responsible for the spill, the probable penalties or the cost of any additional corrective action would not be material to our business, financial condition, results of operations or cash flows.

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

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water, waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from us. In the U.K., we have submitted several applications and, very recently, negotiated and received our first IPPC permits. Based upon the terms of these permits, we do not anticipate that we will have to make material capital expenditures to comply. Other IPPC permits are under review by the U.K. Environment Agency. We are not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, we believe, based upon our experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to our financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and like our operations in the U.K., we do not anticipate having to make material capital expenditures to comply.

        With respect to our facilities in EU jurisdictions other than the U.K. and France, IPPC implementing legislation is not yet in effect, or we have not yet been required to seek IPPC permits. Accordingly, while we expect to incur additional future costs for capital improvements and general compliance under IPPC requirements in these jurisdictions, at the present time we are unable to determine whether or not these costs will be material. Accordingly, we cannot provide assurance that material capital expenditures and compliance costs will not be required in connection with IPPC requirements.

        On October 29, 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorisation of CHemicals), enterprises that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by the Company. As proposed, REACH would take effect in stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to our Company.

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

        For example, the California Air Resources Board adopted regulations that prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the current or future use of MTBE. States which have taken action to prohibit or restrict the use of MTBE accounted for over 40% of the U.S. market for MTBE prior to the taking of such action. In connection with its ban, the State of California requested that the EPA waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans, including California's ban, have been challenged in court as unconstitutional (in light of the Clean Air Act). On June 4, 2003, a federal court of appeals rejected such a challenge to California's ban, ruling that the ban is not pre-empted by the Clean Air Act.

        The energy bill pending in the U.S. Congress would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use. To date, no such legislation has become law. However, such legislation is being considered by Congress and, if it were to become law, it could result in a federal ban on the use of MTBE in gasoline. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act.

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

  Other Matters

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) approved a settlement with Huntsman Petrochemical Corporation effective June 12, 2003 regarding allegations of environmental regulatory violations at our Port Neches, Texas, facilities. The settlement imposes penalties totaling $302,250, of which $7,000 has already been paid. The balance of the penalty is due on June 11, 2005. Additionally, the settlement requires that we apply for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Less than $100,000 of the aforementioned penalties are allocable to our Company. Although we do not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit may cause our Company to incur substantial costs that could be material.

Recent Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. We are required to adopt this financial interpretation on January 1, 2005 and are currently evaluating its impact but do not expect the impact to be significant.

Critical Accounting Policies

        There have been no changes in the first quarter 2004 with respect to our critical accounting policies as presented in our 2003 annual report on Form 10-K.

Changes in Financial Condition

        The following information summarizes our working capital position as of March 31, 2004 and December 31, 2003 (dollars in millions):

	March 31, 2004	December 31, 2003	Difference
Current assets:
Cash and cash equivalents	$80.5	$97.8	$(17.3)
Accounts and notes receivable	666.1	564.4	101.7
Inventories	535.8	596.9	(61.1)
Prepaid expenses	25.1	23.6	1.5
Deferred income taxes	3.0	3.0	—
Other current assets	72.8	83.6	(10.8)

Total current assets	1,383.3	1,369.3	14.0

Current liabilities:
Accounts payable	585.5	561.3	24.2
Accrued liabilities	296.6	387.7	(91.1)
Current portion of long-term debt	1.8	1.8	—

Total current liabilities	883.9	950.8	(66.9)

Working capital	$499.4	$418.5	$80.9

        As of March 31, 2004, our working capital increased by $80.9 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash balances of $17.3 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements;

  •
  The increase in accounts receivable of $101.7 million is primarily due to higher average selling prices in response to increased raw material and energy costs, and higher sales volumes in certain markets;

  •
  The decrease in inventories of $61.1 million is mainly due to reduced inventory volumes, partially offset by an increase in raw material and energy prices;

  •
  The increase of $24.2 million in accounts payable is primarily attributable to increases in raw material and energy costs;

  •
  The decrease in accrued liabilities of $91.1 million results from the timing of cash payments for various accruals, of which significant fluctuations include decreases of $40.5 million in interest payable, $17.5 million in rebate accruals and $7.2 million in taxes payable.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our 2003 annual report on Form 10-K, some of which are summarized below.

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

  •
  If we are unable to maintain our relationships with Huntsman LLC, then we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide, if at all.

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

  •
  We rely on our key executives to achieve important financial goals.

  •
  If we are unable to maintain an effective working relationship with MatlinPatterson, our business could be adversely affected.

  •
  Certain events could result in a change of control of our Company.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2004, we had no outstanding forward foreign exchange contracts with third party banks. Predominantly, our foreign currency hedging activity is to sell forward our surplus non-dollar receivables for U.S. dollars. In addition, our accounts receivable securitization program requires that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program.

        Under the terms of the HI Credit Facilities, we are required to hedge a significant portion of our floating rate debt through June 2004. In recent years, we have issued fixed rate debt in the form of the Senior Unsecured Notes that serve as a natural hedge for a portion of our floating rate debt. As of March 31, 2004, we had outstanding approximately $361 million notional amount of interest rate swap, cap and collar transactions, which have maturities of six months or less. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.0% to approximately 6.9%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.75% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.31%. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $13 million. This increase would be reduced by approximately $4 million, on an annualized basis, as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2004, we had forward purchase contracts for 35,000 tonnes of naphtha and 20,000 tonnes of other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses and gains of approximately $0.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

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

        Except as described above, no change in our internal control over financial reporting occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

  10.1
  Third Amendment, dated as of April 16, 2004, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC to Series 2001-1 Supplement

  10.2
  Amendment, dated as of April 16, 2004, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels, L.P., Tioxide Europe SRL, Huntsman Surface Sciences Italia SRL, Huntsman Patrica S.R.L, Tioxide Europe S.L., Huntsman Surface Sciences Iberica, S.L., Tioxide Europe SAS, Huntsman Surface Sciences (France) S.A.S., Huntsman Surface Sciences UK Ltd, Huntsman Ethyleneamines Ltd., as Local Servicers, J.P. Morgan Bank (Ireland) PLC, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor to Amended and Restated Servicing Agreement

  31.1
  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  32.1
  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2
  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports Submitted on Form 8-K:

    During the three months ended March 31, 2004, we filed current reports on Form 8-K on the following specified dates:

      February 10, 2004, with respect to Item 9 and Item 12; and

      March 31, 2004, with respect to Item 9 and Item 12.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN INTERNATIONAL LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)
Date: May 17, 2004

EXHIBIT INDEX

Number	Description of Exhibits
10.1	Third Amendment, dated as of April 16, 2004, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC to Series 2001-1 Supplement
10.2
Amendment, dated as of April 16, 2004, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels, L.P., Tioxide Europe SRL, Huntsman Surface Sciences Italia SRL, Huntsman Patrica S.R.L, Tioxide Europe S.L., Huntsman Surface Sciences Iberica, S.L., Tioxide Europe SAS, Huntsman Surface Sciences (France) S.A.S., Huntsman Surface Sciences UK Ltd, Huntsman Ethyleneamines Ltd., as Local Servicers, J.P. Morgan Bank (Ireland) PLC, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor to Amended and Restated Servicing Agreement
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