Form 10-Q
period 2004-06-30
HUNTSMAN INTERNATIONAL LLC
filed 2004-08-16
CIK 1089748

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

        On August 16, 2004, 1,000 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant's units of membership interest. All of the registrant's units of membership interest are held by an affiliate.

HUNTSMAN INTERNATIONAL LLC
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2004

i

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$85.2	$97.8
Trade receivables (net of allowance for doubtful accounts of $13.8 and $10.5, respectively)	617.7	538.5
Accounts receivable—affiliates	40.4	25.9
Inventories	583.1	596.9
Prepaid expenses	20.0	23.6
Deferred income taxes	3.0	3.0
Other current assets	83.9	83.6

Total current assets	1,433.3	1,369.3
Property, plant and equipment, net	3,076.3	3,256.2
Investment in unconsolidated affiliates	142.3	138.7
Intangible assets, net	266.4	283.4
Other noncurrent assets	434.8	445.1

Total assets	$5,353.1	$5,492.7

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Trade payables (including overdraft facilities of nil and $7.5, respectively)	$495.8	$483.6
Accounts payable—affiliates	93.4	77.7
Accrued liabilities	361.8	387.7
Current portion of long-term debt	1.7	1.8

Total current liabilities	952.7	950.8
Long-term debt	2,919.0	2,925.3
Deferred income taxes	235.0	234.8
Other noncurrent liabilities	227.7	224.5

Total liabilities	4,334.4	4,335.4

Minority interests	6.1	3.6

Commitments and contingencies (Notes 15 and 17)
Member's equity:
Member's equity, 1,000 units	1,026.1	1,026.1
(Accumulated deficit) retained earnings	(71.8)	55.6
Accumulated other comprehensive income	58.3	72.0

Total member's equity	1,012.6	1,153.7

Total liabilities and member's equity	$5,353.1	$5,492.7

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
		As Restated, see Note 19		As Restated, see Note 19
Revenues:
Trade sales	$1,544.3	$1,267.6	$2,998.9	$2,534.3
Related party sales	67.4	26.9	103.9	49.5
Tolling fees	12.0	12.9	19.0	21.3

Total revenues	1,623.7	1,307.4	3,121.8	2,605.1
Cost of goods sold	1,392.3	1,150.0	2,742.3	2,309.3

Gross profit	231.4	157.4	379.5	295.8
Expenses:
Selling, general and administrative	92.8	94.4	185.8	185.5
Research and development	8.8	12.4	21.0	24.6
Other operating expense (income)	24.8	(23.3)	19.6	(40.4)
Restructuring and plant closing costs	124.9	21.5	133.6	38.6

Total expenses	251.3	105.0	360.0	208.3

Operating (loss) income	(19.9)	52.4	19.5	87.5
Interest expense, net	(62.9)	(64.1)	(131.9)	(127.7)
Loss on accounts receivable securitization program	(3.0)	(11.3)	(6.5)	(20.5)
Other expense	—	(0.1)	(0.2)	(2.3)

Loss before income taxes	(85.8)	(23.1)	(119.1)	(63.0)
Income tax (expense) benefit	(4.7)	0.8	(8.3)	8.7

Net loss	(90.5)	(22.3)	(127.4)	(54.3)
Other comprehensive (loss) income	(15.5)	70.6	(13.7)	75.7

Comprehensive (loss) income	$(106.0)	$48.3	$(141.1)	$21.4

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (UNAUDITED)

(Dollars in Millions)

	Member's Equity		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balance, January 1, 2004	1,000	$1,026.1	$55.6	$72.0	$1,153.7
Net loss	—	—	(127.4)	—	(127.4)
Other comprehensive loss	—	—	—	(13.7)	(13.7)

Balance, June 30, 2004	1,000	$1,026.1	$(71.8)	$58.3	$1,012.6

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
		As Restated, see Note 19
Cash flows from operating activities:
Net loss	$(127.4)	$(54.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of investment in unconsolidated affiliates	—	(0.1)
Depreciation and amortization	156.8	137.7
Provision on loss for accounts receivable	3.3	3.8
Noncash restructuring, plant closing and asset impairment charges	81.1	11.4
Noncash interest expense	10.1	7.8
Deferred income taxes	6.0	(12.2)
Gain on foreign currency transactions	(9.3)	(51.4)
Changes in operating assets and liabilities:
Accounts receivable	(137.0)	(2.9)
Change in receivables sold, net	29.7	(19.0)
Inventories	6.9	(36.5)
Prepaid expenses	3.6	5.6
Other current assets	(25.3)	(20.8)
Other noncurrent assets	(8.0)	(1.3)
Accounts payable	5.5	0.9
Accrued liabilities	42.6	0.4
Other noncurrent liabilities	1.6	(12.8)

Net cash provided by (used in) operating activities	40.2	(43.7)

Investing activities:
Capital expenditures	(60.4)	(54.0)
Investment in unconsolidated affiliate	(11.8)	—
Net cash received from unconsolidated affiliates	8.3	0.7
Advances to unconsolidated affiliates	(1.2)	(1.5)

Net cash used in investing activities	(65.1)	(54.8)

Financing activities:
Net borrowings under revolving loan facilities	15.0	138.2
Issuance of senior notes	—	157.9
Repayment of long-term debt	—	(195.3)
Capital contributions by minority shareholders	2.7	2.8
Net borrowings under overdraft facility	(7.5)	—
Debt issuance costs	—	(4.3)

Net cash provided by financing activities	10.2	99.3

Effect of exchange rate changes on cash	2.1	10.2

(Decrease) increase in cash and cash equivalents	(12.6)	11.0
Cash and cash equivalents at beginning of period	97.8	75.4

Cash and cash equivalents at end of period	$85.2	$86.4

Supplemental cash flow information:
Cash paid for interest	$124.5	$104.1
Cash paid for income taxes	$4.1	$7.9

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

Company

        The Company is a wholly-owned subsidiary of Huntsman International Holdings LLC ("HIH"). All of the membership interests of HIH are owned directly and indirectly by HMP Equity Holdings Corporation ("HMP"). HMP is 100% owned by Huntsman Group Inc. ("HGI"), subject to warrants which, if exercised, would entitle the holders thereof to acquire up to 12% of the common equity of HMP. HGI is 100% owned by Huntsman Holdings, LLC ("Huntsman Holdings"). The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P. ("MatlinPatterson"), Consolidated Press (Finance) Limited ("Consolidated Press") and certain members of senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by MatlinPatterson (indirectly), Consolidated Press, the Huntsman Cancer Foundation, certain members of senior management and certain members of the Huntsman family. Huntsman Holdings has also issued certain non-voting preferred units to the Huntsman family, MatlinPatterson, and Consolidated Press that track the performance of an affiliate, Huntsman Advanced Materials LLC ("AdMat"). AdMat's results of operations are not included in these consolidated financial statements. The Huntsman family has board and operational control of the Company.

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

        In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"), which superceded FSP 106-1 of the same name, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. FSP 106-2 provides guidance on how to account for future subsidies available beginning in 2006 to employers who provide prescription drug benefits that are "actuarially equivalent" to those that will be provided under Medicare. Sponsors that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation and any reduction of the sponsor's share of future costs should be reflected in service cost in the period of implementation. The Company is currently evaluating whether the drug benefit provided by its postretirement plans would be considered actuarially equivalent. If the Company determines its plans are actuarially equivalent, FSP 106-2 will be effective during the quarter ended September 30, 2004.

3.     Inventories

        Inventories as of June 30, 2004 and December 31, 2003 consisted of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Raw materials and supplies	$145.0	$180.2
Work in progress	20.4	18.0
Finished goods	417.7	398.7

Total	583.1	596.9

        In the normal course of operations, the Company exchanges raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Company's cost. The amount included in inventory under open exchange agreements receivable by the Company at June 30, 2004 was $1.7 million (6.6 million pounds of feedstock and products), which represented the amount to be received by the Company under open exchange agreements. The amount deducted from inventory under open exchange agreements owed by the Company at December 31, 2003 was $6.6 million (18.7 million pounds of feedstock and products), which represented the amount payable by the Company under open exchange agreements.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	June 30, 2004	December 31, 2003
Land	$49.4	$49.4
Buildings	198.5	201.0
Plant and equipment	3,866.5	3,938.9
Construction in progress	169.0	156.1

Total	4,283.4	4,345.4
Less accumulated depreciation	(1,207.1)	(1,089.2)

Net	$3,076.3	$3,256.2

        Property, plant and equipment includes gross assets acquired under capital leases of $19.4 million and $19.0 million at June 30, 2004 and December 31, 2003, respectively; related amounts included in accumulated depreciation were $6.3 million and $5.3 million at June 30, 2004 and December 31, 2003, respectively.

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (dollars in millions):

	June 30, 2004	December 31, 2003
Louisiana Pigment Company, L.P. (50%)	$122.1	$130.4
BASF Huntsman Shanghai Isocyanate Investment BV (50%)	17.9	6.1
Rubicon, Inc. (50%)	1.1	1.0
Others	1.2	1.2

Total	$142.3	$138.7

        As noted, the Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

	June 30, 2004			December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$388.7	$129.5	$259.2	$389.2	$116.9	$272.3
Non-compete agreements	49.4	42.2	7.2	49.6	38.5	11.1

Total	$438.1	$171.7	$266.4	$438.8	$155.4	$283.4

        Amortization expense for intangible assets for the six month period ended June 30, 2004 and 2003 was $15.5 million and $16.6 million, respectively. Estimated future amortization expense for intangible assets through December 31, 2008 is $32.0 million annually in 2004 through 2005 and $24.0 million annually in 2006 through 2008.

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Prepaid pension assets	$239.7	$235.1
Debt issuance costs	45.7	54.4
Capitalized turnaround expense	62.0	52.6
Receivables from affiliates	17.3	13.5
Spare parts inventory	51.3	55.6
Other noncurrent assets	18.8	33.9

Total	$434.8	$445.1

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Payroll and related costs	$65.6	$77.1
Interest	76.4	78.5
Volume and rebates accruals	48.4	64.8
Income tax payable	34.9	35.5
Taxes (property and VAT)	23.6	32.0
Restructuring and plant closing costs	58.3	22.5
Interest and commodity hedging accruals	1.8	10.8
Environmental accruals	6.6	5.7
Other miscellaneous accruals	46.2	60.8

Total	$361.8	$387.7

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	June 30, 2004	December 31, 2003
Pension liabilities	$162.3	$149.0
Other postretirement benefits	10.8	11.8
Environmental accruals	8.9	11.6
Payable to affiliate	29.6	29.1
Other noncurrent liabilities	16.1	23.0

Total	$227.7	$224.5

10.   Restructuring and Plant Closing Costs

        As of June 30, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $58.3 million and $22.5 million, respectively. During the six months ended June 30,

2004 and 2003, the Company recorded additional reserves for workforce reductions of $52.5 million and $27.2 million, respectively. During these same periods, the Company made cash payments against these reserves of $16.7 million and $11.4 million, respectively. Details with respect to these reserves are provided below (dollars in millions).

	Workforce Reductions	Demolition and Decommisioning	Non-cancelable Lease Costs	Total
Accrued liability as of December 31, 2003	$22.5	$—	$—	$22.5
Charges	52.5	—	—	52.5
Payments	(16.7)	—	—	(16.7)

Accrued liability as of June 30, 2004	$58.3	$—	$—	$58.3

        Details with respect to the Company's reserves for restructuring and plant closing costs are provided below by segments (dollars in millions):

	Polyurethanes	Perfomance Products	Pigments	Base Chemicals	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$—	$22.5
Charges	22.9	0.4	27.0	2.2	52.5
Payments	(10.6)	(0.5)	(5.6)	—	(16.7)

Accrued liability as of June 30, 2004	$28.1	$2.3	$25.7	$2.2	$58.3

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the six months ended June 30, 2004, the Polyurethanes segment recorded additional restructuring charges of $22.9 million and made cash payments of $10.6 million. In the first quarter 2004, the Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter 2004, the Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash, including the closure of its West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $15 million through 2005 and result in workforce reductions of approximately 160 employees, of which 48 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, the Polyurethanes segment restructuring reserve totaled $28.1 million.

        As of June 30, 2004 and December 31, 2003, the Performance Products segment reserve consisted of $2.3 million and $2.4 million, respectively, relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the six months ended June 30, 2004, the Performance Products segment accrued restructuring charges of $0.4 million and made cash payments of $0.5 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities.

        As of June 30, 2004 and December 31, 2003, the Pigments segment reserve consisted of $25.7 million and $4.3 million, respectively. During the six months ended June 30, 2004, the Pigments segment recorded additional restructuring charges of $108.1 million and made cash payments of $5.6 million. In the first quarter 2004, the Pigments segment recorded restructuring expenses of $3.9 million, all of which are payable in cash. In the second quarter 2004, the Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, the Company announced that, following a review of the Pigments business, it will idle approximately 55,000 tonnes, or about 10%, of its total titanium dioxide ("TiO2") production capacity in the fourth quarter of 2004. As a result of this decision, the Company has recorded a restructuring charge of $17.0 million, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, the Company determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. These restructuring activities are expected to result in additional restructuring charges of approximately $13 million through 2005 and result in workforce reductions of approximately 475 employees, of which 46 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, the Pigments segment restructuring reserve totaled $25.7 million.

        As of June 30, 2004 and December 31, 2003, the Base Chemicals segment reserve consisted of $2.2 and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules at the Wilton, U.K. facility. During the six months ended June 30, 2004, the Base Chemicals segment recorded restructuring charges of $2.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $4.3 million and in workforce reductions of approximately 68 positions.

11.   Debt

        Outstanding debt consists of the following (dollars in millions):

	June 30, 2004	December 31, 2003
HI Credit Facilities:
Revolving loan facility	$37.0	$22.0
Term B loan	620.1	620.1
Term C loan	620.1	620.1
HI Senior Notes	456.6	457.1
HI Subordinated Notes	1,150.4	1,169.8
Other debt	36.5	38.0

Subtotal	2,920.7	2,927.1
Less current portion	(1.7)	(1.8)

Total	$2,919.0	$2,925.3

HI Credit Facilities

        As of June 30, 2004, the Company had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $400 million that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. On July 13, 2004, the Company amended and restated the HI Credit Facilities. The HI Credit Facilities as amended and restated now consist of a revolving loan facility of up to $375 million with a maturity of September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). At the closing of the amendment and restatement of the HI Credit Facilities, of the $126.6 million of net proceeds, $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The increased liquidity is available for general corporate purposes and to provide a portion of funds for the potential construction of a polyethylene production facility at the Company's Wilton, U.K. facility. Scheduled amortization of the HI Term Facility is 1% per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if the Company has not refinanced all of the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at the Company's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency-based loans, from 2.25% to 3.25% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 1.00% to 2.00% per annum. As of June 30, 2004 and December 31, 2003 (which was prior to the amendment and restatement of the HI Credit Facilities), the average interest rates on the HI Credit Facilities were 5.4% and 5.6%, respectively, excluding the impact of interest rate hedges. Pursuant to the amendment and restatement, the current applicable interest rate spreads were reduced by 0.25% (25 basis points) on the HI Revolving Facility and by 0.875% (87.5 basis points) on the HI Term Facility.

        The Company's obligations under the HI Credit Facilities are supported by guarantees of HIH, substantially all of the Company's domestic subsidiaries and certain foreign subsidiaries, as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to the incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, capital expenditures and maintenance of certain financial ratios. The amendment and restatement provided for, among other things, the amendment of certain financial covenants, including changes to the maximum leverage ratio, the minimum interest coverage ratio, and an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with the Company's accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "Note 13—Securitization of Accounts Receivable." Management believes that, as of June 30, 2004, the Company was in compliance with the covenants of the HI Credit Facilities.

HI Senior Notes and HI Subordinated Notes

        In March 2002, the Company issued $300 million 9 7/8% Senior Notes (collectively with the 2003 HI Senior Notes (defined below), the "HI Senior Notes"). Interest on the HI Senior Notes is payable semi-annually and the HI Senior Notes mature on March 1, 2009. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Senior Notes are redeemable, in whole or in part, at any time by the Company on or prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the HI Senior Notes may be redeemed by the Company, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008. On April 11, 2003, the Company sold an additional $150 million in aggregate principal amount of 9 7/8% Senior Notes due 2009 (the "2003 HI Senior Notes"). The 2003 HI Senior Notes were priced at 105.25%.

        The Company also has outstanding $600 million and €450 million ($550.4 million as of June 30, 2004) 10 1/8% Senior Subordinated Notes (the "HI Subordinated Notes"). Interest on the HI Subordinated Notes is payable semi-annually and the HI Subordinated Notes mature on July 1, 2009. The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic subsidiaries and certain foreign subsidiaries (collectively, the "HI Guarantors"). The HI Subordinated Notes are redeemable, in whole or in part, at any time by the Company prior to July 1, 2004 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. On or after July 1, 2004 the HI Subordinated Notes may be redeemed by the Company at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007.

        The HI Senior Notes and the HI Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring the Company to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that the Company is in compliance with the covenants of the HI Senior Notes and the HI Subordinated Notes as of June 30, 2004.

Other Debt

        The Company maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of June 30, 2004. As of December 31, 2003, the Company had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of the Company's Chinese MDI joint ventures. In January 2003, the Company entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. The Company owns 70% of the joint venture, Huntsman Polyurethanes Shanghai Ltd. ("HPS"), which is a consolidated affiliate. On September 19, 2003, HPS obtained secured financing for the construction of the production facilities. HPS obtained term loans for the construction of its plant in the maximum principal amount of approximately $82.4 million, a working capital credit line in the amount of approximately $35.1 million, and a facility for funding value added tax ("VAT") payments in the amount of approximately $0.6 million. As of June 30, 2004, there were $4.0 million outstanding in U.S. dollar borrowings and 10.0 million in RMB borrowings ($1.2 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of June 30, 2004, the interest rate for U.S. dollar borrowings was approximately 2.1% and 5.2% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to the Company, but is guaranteed during the construction phase by affiliates of HPS, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid by HPS under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until HPS has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1:1.

Maturities

        The scheduled maturities of long-term debt, after giving effect to the amendment and restatement of the HI Credit Facilities on July 13, 2004, are as follows (dollars in millions):

Twelve month period ending:
June 30, 2005	$1.7
June 30, 2006	25.2
June 30, 2007	16.9
June 30, 2008	16.8
June 30, 2009	1,236.3
Later Years	1,623.8

$2,920.7

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

        As of June 30, 2004 and December 31, 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	June 30, 2004	December 31, 2003
Interest rate swaps
Notional amount	$110.6	$212.7
Fair value	$(0.5)	$(4.9)
Weighted average pay rate	5.03%	5.65%
Maximum weighted average pay rate	6.82%	6.60%
Maturing	2004	2004
Interest rate collars
Notional amount	$100.0	$150.0
Fair value	$(1.0)	$(4.8)
Weighted average cap rate	7.13%	7.00%
Weighted average floor rate	5.13%	5.08%
Maximum weighted average floor rate	6.25%	6.25%
Maturing	2004	2004

        Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

        The Company purchased interest rate cap and interest rate collar agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. The cap agreements entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate. The floor agreements require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        The majority of the interest rate contracts have been designated as cash flow hedges of future interest payments on its variable rate debt. The fair value of these interest rate contracts designated as hedges as of June 30, 2004 and December 31, 2003 was a loss of approximately $1.0 million and $6.2 million, respectively, which is recorded in accrued liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of June 30, 2004, losses of approximately $1.0 million are expected to be reclassified into earnings over the remainder of 2004. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. A gain of $0.3 million and a gain $2.0 million were recorded in interest expense in the six months ended June 30, 2004 and 2003, respectively.

        As of June 30, 2004 and December 31, 2003, swap agreement liabilities with a fair value of $0.5 million and $3.4 million, respectively, have not been designated as hedges for financial reporting purposes. The change in the liability resulted in interest income of $1.6 million.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts.

Commodity Price Hedging

        As of June 30, 2004 and December 31, 2003, there were no cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of June 30, 2004 there were no commodity price hedging contracts designated as fair value hedges. As of December 31, 2003, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.8 million in accrued liabilities and $0.5 million in inventory.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of June 30, 2004, and as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of December 31, 2003.

        During the six months ended June 30, 2004 and the six months ended June 30, 2003, the Company recorded an increase of $3.3 million and a reduction of $2.6 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133. During the six months ended June 30, 2003, the Company recorded a reduction of $0.9 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of June 30, 2004 and December 31, 2003 and for the six months ended June 30, 2004 and 2003, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

        Currency effects of net investment hedges produced a gain of $19.0 million and a loss of $48.8 million in other comprehensive income (loss) (foreign currency translation adjustments) for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, there was a cumulative net loss of approximately $107.3 million and $126.3 million, respectively.

13.   Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At June 30, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $114 million in commercial paper. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and the Company is subject to recourse provisions.

        The Company's retained interest in receivables (including servicing assets) subject to the program was approximately $184 million and $154 million as of June 30, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the six months ended June 30, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $2,379.6 million and $2,054.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $2,335.1 million and $2,035.1 million, respectively. Servicing fees received during the six months ended June 30, 2004 and 2003 were approximately $2.6 million and $2.4 million, respectively.

        The Company incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. The Company also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $17.0 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.1 million and $6.8 million, respectively, which is included as a component of the residual interest that is included as a component of trade receivables on the Company's balance sheet. On April 16, 2004 the Company amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at June 30, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of June 30, 2004 and December 31, 2003 were $12.9 million and $15.6 million, respectively.

14.   Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) are as follows (dollars in millions):

	Accumulated other comprehensive income		Other comprehensive income (loss)
	June 30, 2004	December 31, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Foreign currency translation adjustments	$141.0	$160.5	$(19.5)	$65.9
Additional minimum pension liability, net of tax of $29.5 million as of June 30, 2004 and December 31, 2003	(77.1)	(77.1)	—	2.5
Additional minimum pension liability—unconsolidated affiliate	(5.6)	(5.6)	—	—
Unrealized gain on securities	1.0	0.2	0.8	2.7
Net unrealized gain (loss) on interest rate hedges	(1.0)	(6.0)	5.0	4.6

Total	$58.3	$72.0	$(13.7)	$75.7

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

        The Company is a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise discussed in "Note 16—Legal Matters," based in part on the indemnities provided to the Company by Imperial Chemical Industries PLC ("ICI") and Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") in connection with the transfer of business to the Company and insurance coverage, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

16.   Legal Matters

        The Company has settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticised poly vinyl chloride ("u-PVC") products allegedly caused by the Company's TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to the Company's acquisition of its TiO2 business from ICI in 1999. Net of amounts it has received from insurers and pursuant to contracts of indemnity, the Company has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. The Company brought suit against these insurers to recover the amounts to which the Company believes it is entitled. A judgment in this suit is expected at the end of the third quarter or beginning of the fourth quarter 2004.

        During the second quarter 2004, the Company recorded a charge in the amount of $14.9 million with respect to Discoloration Claims. The Company expects that it will incur additional costs with respect to Discoloration Claims, potentially including additional settlement amounts. However, the Company does not believe that it has material ongoing exposure for additional Discoloration Claims, after giving effect to its rights under contracts of indemnity, including the rights of indemnity it has against ICI. Nevertheless, the Company can provide no assurance that its costs with respect to Discoloration Claims will not have a material adverse impact on its financial condition, results of operations or cash flows.

17.   Environmental Matters

General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

Environmental Capital Expenditures and Accruals

        The Company may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. The Company estimates that capital expenditures for environmental and safety matters during 2004 will be $33.7 million. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        The Company has established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. A total of $15.5 million has been accrued related to environmental related liabilities as of June 30, 2004. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to the Company.

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

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company did not own the tanks from which the acid leaked; however, it did own the acid in the tanks. The U.K. Health and Safety Executive issued three Improvement Notices requiring corrective action with which the Company is complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution has been initiated against it as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. A similar prosecution was initiated against the owner of the tanks, Rhodia S.A. Both companies agreed to plead guilty to one charge. Huntsman Surface Sciences UK Limited was fined £40,000 and assessed £8,000 in prosecution costs on August 5, 2004.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty, ICI, The Rohm and Haas Company, Rhodia S.A. and The Dow Chemical Company for the facilities that each of them transferred to the Company), management believes that the costs to investigate and remediate known contamination will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows; however, the Company cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from the Company. In the U.K., the sites at Wilton, North Tees, and Whitehaven have all submitted applications and received certification of their permits. The Grimsby site will accelerate its IPPC submission to 2004 (rather than 2005) to address site operational changes, while the Greatham site is preparing to submit its application in 2005. The Company is not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, the Company believes, based upon its experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to its financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and similar to its operations in the U.K., the Company does not anticipate having to make material capital expenditures to comply. In the French program, sites must submit ten-year reviews of their environmental, health and safety plans and performance, and the Calais, St Mihiel and Lavera sites are developing the necessary documents.

        With respect to the Company's facilities in EU jurisdictions other than the U.K. and France, IPPC implementing legislation is not yet in effect, or the Company has not yet been required to seek IPPC permits. In Spain and Italy, the IPPC Directive has not yet been fully implemented. However, regional authorities in both countries have initiated discussions with local chemical producers; and the sites at Barcelona, Pamplona, Scarlino, Patrica, and Castiglione have all started to develop programs for IPPC submissions. In the Netherlands and Germany, existing legislation covers most, if not all, of the IPPC requirements, thus no significant work is anticipated for the sites in those countries (Rozenburg,

Osnabrück, and Deggendorf). The Petfurdo site in Hungary has started to prepare its IPPC report, as required under the rules agreed upon for EU accession.

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

        In addition, while the Company has not been named as a defendant in any litigation concerning the environmental effects of MTBE, it cannot provide assurances that it will not be involved in any such litigation or that such litigation will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In 2003, the U.S. House of Representatives passed a version of an energy bill that contained limited liability protection for producers of MTBE. The Senate's version of the bill did not have liability protection. This issue was one of the reasons that a compromise energy bill was not passed. Whether a compromise will be reached on this legislation in 2004, and whether any compromise will provide liability protection for producers, are unknown. In any event, the liability protection provision in the House bill applied only to defective product claims; it would not preclude other types of lawsuits.

Other Matters

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) approved a settlement with Huntsman Petrochemical Corporation effective June 12, 2003 regarding allegations of environmental regulatory violations at the Company's Port Neches, Texas, facilities. The settlement imposes penalties totaling approximately $0.3 million, of which a small amount has been paid. The balance of the penalty is due on June 11, 2005. Additionally, the settlement requires that the Company apply for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Less than $0.1 million of the aforementioned penalties are allocable to the Company. Although the Company does not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit may cause the Company to incur substantial costs that could be material.

18.   Operating Segment Information

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

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Revenues
Polyurethanes	$733.8	$565.8	$1,373.4	$1,120.7
Performance Products	190.9	164.5	375.0	325.6
Pigments	278.2	255.4	533.1	501.5
Base Chemicals	481.0	357.7	954.9	729.9
Eliminations	(60.2)	(36.0)	(114.6)	(72.6)

Total	$1,623.7	$1,307.4	$3,121.8	$2,605.1

Segment EBITDA(1)
Polyurethanes	$100.0	$48.1	$172.8	$88.2
Performance Products	2.5	(21.6)	4.3	(19.2)
Pigments	(83.5)	30.9	(75.8)	59.8
Base Chemicals	57.8	37.4	89.2	63.8
Corporate and other(2)	(19.9)	15.0	(20.9)	9.8

Total EBITDA	$56.9	$109.8	$169.6	$202.4
Interest expense, net	(62.9)	(64.1)	(131.9)	(127.7)
Income tax (expense) benefit	(4.7)	0.8	(8.3)	8.7
Depreciation and amortization	(79.8)	(68.8)	(156.8)	(137.7)

Net loss	$(90.5)	$(22.3)	$(127.4)	$(54.3)

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

19.   Restatement of 2003 Quarterly Financial Information

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

	Three Months Ended June 30, 2003 As previously reported	Three Months Ended June 30, 2003 As restated	Six Months Ended June 30, 2003 As previously reported	Six Months Ended June 30, 2003 As restated
Other operating expense (income)	$(8.2)	$(23.3)	$(7.7)	$(40.4)
Operating income	37.3	52.4	54.8	87.5
Loss on accounts receivable securitization program	(8.5)	(11.3)	(18.1)	(20.5)
Net loss	(34.6)	(22.3)	(84.6)	(54.3)

20.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three months and six months ended June 30, 2004 and 2003, are as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Components of net periodic benefit cost
Service cost	$9.7	$9.2	$0.1	$0.1
Interest cost	18.2	16.1	0.2	0.2
Expected return on assets	(20.2)	(16.6)	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	0.1	0.2	(0.1)	—
Amortization of actuarial (gain)/loss	5.0	5.7	—	0.1

Net periodic benefit cost	$12.8	$14.6	$0.2	$0.4

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Components of net periodic benefit cost
Service cost	$19.4	$18.4	$0.2	$0.2
Interest cost	36.3	32.1	0.4	0.4
Expected return on assets	(40.3)	(33.2)	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	0.2	0.3	(0.1)	(0.1)
Amortization of actuarial (gain)/loss	10.0	11.4	0.1	0.1

Net periodic benefit cost	$25.6	$29.0	$0.6	$0.6

        The Company's' employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all full-time employees of the Company. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years.

21.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the HI Guarantors on a combined, and where appropriate, consolidated basis, with the Company's investment in the non-guarantors recorded under the equity method; and the non-guarantors on a combined, and where appropriate, a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2004 and December 31, 2003 and for the periods ended June 30, 2004 and 2003. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to the Company. Each of the HI Guarantors is 100% owned by the Company and has fully and unconditionally guaranteed the HI Senior Notes and the HI Subordinated Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures for each of the HI Guarantors because management believes that such information is not material to investors.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

JUNE 30, 2004 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$4.1	$(0.4)	$81.5	$—	$85.2
Trade receivables (net of allowance for doubtful accounts of $13.8)	59.0	106.3	568.3	(75.5)	658.1
Inventories	51.4	73.7	458.0	—	583.1
Prepaid expenses	1.1	—	18.9	—	20.0
Deferred income taxes			3.0		3.0
Other current assets	202.8	330.3	76.9	(526.1)	83.9

Total current assets	318.4	509.9	1,206.6	(601.6)	1,433.3
Property, plant and equipement, net	508.3	326.9	2,241.1	—	3,076.3
Investment in unconsolidated affiliates	3,296.6	656.3	19.1	(3,829.7)	142.3
Intangible assets, net	244.4	3.7	18.3	—	266.4
Other noncurrent assets	74.2	1,724.0	337.9	(1,701.3)	434.8

Total assets	$4,441.	$3,220.8	$3,823.0	$(6,132.6)	$5,353.1

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Trade payables (including overdraft facilities of nil)	$65.8	$82.1	$516.8	$(75.5)	$589.2
Accrued liabilities	384.9	27.2	475.8	(526.1)	361.8
Current portion of long-term debt	1.6	—	0.1	—	1.7

Total current liabilities	452.3	109.3	992.7	(601.6)	952.7
Long-term debt	2,920.9	0	1,699.4	(1,701.3)	2,919.0
Deferred income taxes	—	—	235.0	—	235.0
Other noncurrent liabilities	56.1	—	171.6	—	227.7

Total liabilities	3,429.3	109.3	3,098.7	(2,302.9)	4,334.4

Minority Interest	—	—	6.1	—	6.1
Member's equity:
Member's equity, 1,000 units	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,170.8	934.0	(3,104.8)	—
(Accumulated deficit) retained earnings	(71.8)	586.4	(162.0)	(424.4)	(71.8)
Accumulated other comprehensive income	58.3	354.3	(53.8)	(300.5)	58.3

Total member's equity	1,012.6	3,111.5	718.2	(3,829.7)	1,012.6

Total liabilities and member's equity	$4,441.9	$3,220.8	$3,823.0	$(6,132.6)	$5,353.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

DECEMBER 31, 2003 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$16.6	$(0.3)	$81.5	$—	$97.8
Trade receivables (net of allowance for doubtful accounts of $10.5)	63.5	91.3	515.0	(105.4)	564.4
Inventories	47.9	78.6	470.4	—	596.9
Prepaid expenses	5.8	1.7	16.1	—	23.6
Deferred income taxes	—	—	3.0	—	3.0
Other current assets	224.1	316.9	85.5	(542.9)	83.6

Total current assets	357.9	488.2	1,171.5	(648.3)	1,369.3
Property, plant and equipment, net	526.5	331.5	2,398.2	—	3,256.2
Investment in unconsolidated affiliates	3,356.8	791.8	7.3	(4,017.2)	138.7
Intangible assets, net	259.5	4.6	19.3	—	283.4
Other noncurrent assets	80.5	1,696.9	355.2	(1,687.5)	445.1

Total assets	$4,581.2	$3,313.0	$3,951.5	$(6,353.0)	$5,492.7

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Trade payables (including overdraft facilities of $7.5)	$64.0	$68.3	$533.9	$(104.9)	$561.3
Accrued liabilities	381.4	40.1	509.6	(543.4)	387.7
Current portion of long-term debt	1.7	—	0.1	—	1.8

Total current liabilities	447.1	108.4	1,043.6	(648.3)	950.8
Long-term debt	2,926.5	—	1,686.3	(1,687.5)	2,925.3
Deferred income taxes	—	—	234.8	—	234.8
Other noncurrent liabilities	53.9	—	170.6	—	224.5

Total liabilities	3,427.5	108.4	3,135.3	(2,335.8)	4,335.4

Minority interests	—	—	3.6	—	3.6
Member's equity:
Member's equity, 1000 units	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,220.0	874.0	(3,094.0)	—
(Accumulated deficit) retained earnings	55.6	591.1	(58.1)	(533.0)	55.6
Accumulated other comprehensive income	72.0	393.5	(3.3)	(390.2)	72.0

Total member's equity	1,153.7	3,204.6	812.6	(4,017.2)	1,153.7

Total liabilities and member's equity	$4,581.2	$3,313.0	$3,951.5	$(6,353.0)	$5,492.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS)

THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	200.8	193.3	1,150.2	—	1,544.3
Related party sales	50.1	75.0	18.9	(76.6)	67.4
Tolling fees	—	11.8	0.2	—	12.0

Total revenue	250.9	280.1	1,169.3	(76.6)	1,623.7
Cost of goods sold	200.1	245.5	1,023.3	(76.6)	1,392.3

Gross profit	50.8	34.6	146.0	—	231.4
Expenses:
Selling, general and administrative	34.4	3.5	54.9	—	92.8
Research and development	8.4	0.3	0.1	—	8.8
Other operating (income) expense	8.4	1.9	14.5	—	24.8
Restructuring and plant closing costs	—	—	124.9	—	124.9

Total expenses	51.2	5.7	194.4	—	251.3

Operating income	(0.4)	28.9	(48.4)	—	(19.9)
Interest (expense) income, net	(64.2)	37.8	(36.5)	—	(62.9)
Gain (loss) on sale of accounts receivable	2.2	(0.7)	(4.5)	—	(3.0)
Equity in earnings (losses) of unconsolidated affiliates	(28.1)	(94.0)	—	122.1	—
Other income (expense)	—	—	—	—	—

Income (loss) before income taxes	(90.5)	(28.0)	(89.4)	122.1	(85.8)
Income tax (expense) benefit	—	—	(4.7)	—	(4.7)

Net (loss) income	(90.5)	(28.0)	(94.1)	122.1	(90.5)
Other comprehensive income (loss)	(15.5)	(33.6)	(18.8)	52.4	(15.5)
Comprehensive income (loss)	$(106.0)	$(61.6)	$(112.9)	$174.5	$(106.0)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS)

THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	173.1	154.2	940.3	—	1,267.6
Related party sales	32.3	23.1	35.9	(64.4)	26.9
Tolling fees	—	12.6	0.3	—	12.9

Total revenue	205.4	189.9	976.5	(64.4)	1,307.4
Cost of goods sold	168.5	180.2	865.7	(64.4)	1,150.0

Gross profit	36.9	9.7	110.8	—	157.4
Expenses:
Selling, general and administrative	28.0	4.4	62.0	—	94.4
Research and development	9.6	0.2	2.6	—	12.4
Other operating (income) expense	(4.5)	(7.8)	(11.0)	—	(23.3)
Restructuring and plant closing costs	—	—	21.5	—	21.5

Total expenses	33.1	(3.2)	75.1	—	105.0

Operating income	3.8	12.9	35.7	—	52.4
Interest (expense) income, net	(63.8)	38.3	(38.6)	—	(64.1)
Gain (loss) on sale of accounts receivable	(8.5)	(0.6)	(2.2)	—	(11.3)
Equity in earnings (losses) of unconsolidated affiliates	46.3	(4.8)	—	(41.5)	—
Other expense	(0.1)	—	—	—	(0.1)

Income (loss) before income taxes	(22.3)	45.8	(5.1)	(41.5)	(23.1)
Income tax (expense) benefit	—	—	0.8	—	0.8

Net (loss) income	(22.3)	45.8	(4.3)	(41.5)	(22.3)
Other comprehensive income (loss)	70.6	100.6	24.3	(124.9)	70.6

Comprehensive income (loss)	$48.3	$146.4	$20.0	$(166.4)	$48.3

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS)

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$386.8	$327.9	$2,284.2	$—	$2,998.9
Related party sales	96.6	124.3	44.6	(161.6)	103.9
Tolling fees	—	18.6	0.4	—	19.0

Total revenue	483.4	470.8	2,329.2	(161.6)	3,121.8
Cost of goods sold	384.9	435.8	2,083.2	(161.6)	2,742.3

Gross profit	98.5	35.0	246.0	—	379.5
Expenses:
Selling, general and administrative	66.3	7.1	112.4	—	185.8
Research and development	15.4	0.8	4.8	—	21.0
Other operating expense	8.3	2.8	8.5		19.6
Restructuring and plant closing costs	—	—	133.6	—	133.6

Total expenses	90.0	10.7	259.3	—	360.0

Operating income	8.5	24.3	(13.3)	—	19.5
Interest (expense) income, net	(133.2)	76.1	(74.8)	—	(131.9)
Gain (loss) on sale of accounts receivable	2.0	(1.0)	(7.5)	—	(6.5)
Equity in earnings (losses) of unconsolidated affiliates	(4.5)	(104.1)	—	108.6	—
Other expense	(0.2)	—	—	—	(0.2)

Income (loss) before income taxes	(127.4)	(4.7)	(95.6)	108.6	(119.1)
Income tax (expense) benefit	—	—	(8.3)	—	(8.3)

Net (loss) income	(127.4)	(4.7)	(103.9)	108.6	(127.4)
Other comprehensive income (loss)	(13.7)	(39.2)	(50.5)	89.7	(13.7)

Comprehensive income (loss)	$(141.1)	$(43.9)	$(154.4)	$198.3	$(141.1)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS)

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales and services	$344.5	$321.7	$1,868.1	$—	$2,534.3
Related party sales	62.0	47.4	57.0	(116.9)	49.5
Tolling Fees	—	20.8	0.5	—	21.3

Total revenue	406.5	389.9	1,925.6	(116.9)	2,605.1
Cost of goods sold	338.2	358.0	1,730.0	(116.9)	2,309.3

Gross profit	68.3	31.9	195.6	—	295.8
Expenses:
Selling, general and administrative	63.0	7.6	114.9	—	185.5
Research and development	19.2	0.7	4.7	—	24.6
Other operating income	(21.6)	(7.8)	(11.0)		(40.4)
Restructuring and plant closing costs	—	—	38.6	—	38.6

Total expenses	60.6	0.5	147.2	—	208.3

Operating income	7.7	31.4	48.4	—	87.5
Interest (expense) income, net	(128.2)	72.8	(72.3)	—	(127.7)
Loss on sale of accounts receivable	(15.1)	(1.2)	(4.2)	—	(20.5)
Equity in earnings (losses) of unconsolidated affiliates	83.6	(21.8)	—	(61.8)	—
Other expense	(2.3)	—	—	—	(2.3)

Income (loss) before income taxes	(54.3)	81.2	(28.1)	(61.8)	(63.0)
Income tax benefit	—	—	8.7	—	8.7

Net income (loss)	(54.3)	81.2	(19.4)	(61.8)	(54.3)
Other comprehensive income (loss)	75.7	119.7	10.8	(130.5)	75.7

Comprehensive income (loss)	$21.4	$200.9	$(8.6)	$(192.3)	$21.4

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash provided by (used in) operating activities	$(84.3)	$100.2	$24.3	$—	$40.2
Investing activities:
Capital expenditures	(2.5)	(4.5)	(53.4)	—	(60.4)
Investment in unconsolidated affiliate			(11.8)		(11.8)
Net cash received from unconsolidated affiliates	8.3	8.3
Advances to unconsolidated affiliates	(1.2)	—	—	—	(1.2)
Proceeds from sale of fixed assets	—	—	—	—	—

Net cash provided by (used in) investing activities	(3.7)	3.8	(65.2)	—	(65.1)

Financing activities:
Net borrowings under revolving loan facilities	15.0	—	—	—	15.0
Issuance of senior notes	—	—	—	—	—
Proceeds from other long-term debt	—	—	—	—	—
Repayment of long term debt	—	—	—	—	—
Net borrowings under overdraft facility	(7.5)	—	—	—	(7.5)
Cash contributions by parent	—	129.1	2,408.8	(2,537.9)	—
Cash distributions from subsidiaries	2,557.7	—	—	(2,557.7)	—
Cash distributions to parent	—	(178.3)	(2,379.4)	2,557.7	—
Cash distributions to subsidiaries	(2,537.9)	—	—	2,537.9	—
Capital contributions by minority shareholders	—	—	2.7	—	2.7
Debt issuance costs	—	—	—	—	—
Intercompany advances—net of repayments	46.3	(52.8)	6.5	—	—

Net cash provided by (used in) financing activities	73.6	(102.0)	38.6	(0.0)	10.2

Effect of exchange rate changes on cash	1.9	(2.1)	2.3	—	2.1

Increase in cash and cash equivalents	(12.5)	(0.1)	0.0	(0.0)	(12.6)
Cash and cash equivalents at beginning of period	16.6	(0.3)	81.5	—	97.8

Cash and cash equivalents at end of period	$4.1	$(0.4)	$81.5	$(0.0)	$85.2

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED) (Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash provided by (used in) operating activities	$(119.2)	$101.2	$(25.7)	$—	$(43.7)
Investing activities:
Capital expenditures	(3.7)	(2.7)	(47.6)	—	(54.0)
Advances to unconsolidated affiliates	—	0.7	—	—	0.7
Proceeds from sale of fixed assets	(1.5)	—	—	—	(1.5)

Net cash used in investing activities	(5.2)	(2.0)	(47.6)	—	(54.8)

Financing activities:
Net borrowings under revolving loan facilities	138.2	—	—	—	138.2
Issuance of senior notes	157.9	—	—	—	157.9
Repayment of long term debt	(194.0)	—	(1.3)	—	(195.3)
Cash contributions by parent	—	146.4	2,057.3	(2,203.7)	—
Cash distributions from subsidiaries	2,200.2	—	—	(2,200.2)	—
Cash distributions to parent	—	(131.8)	(2,068.4)	2,200.2	—
Cash distributions to subsidiaries	(2,203.7)	—	—	2,203.7	—
Shares of subsidiary issued to minorities for cash	—	—	2.8	—	2.8
Intercompany advances—net of repayments	27.9	(113.8)	81.6	—	(4.3)

Net cash provided by (used in) financing activities	126.5	(99.2)	72.0	—	99.3

Effect of exchange rate changes on cash	7.5	—	2.7	—	10.2

Increase in cash and cash equivalents	9.6	—	1.4	—	11.0
Cash and cash equivalents at beginning of period	19.0	0.3	56.1	—	75.4

Cash and cash equivalents at end of period	$28.6	$0.3	$57.5	$—	$86.4

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

Certain Defined Terms

        In this report, "HI," the "Company," "we," "us" or "our" refer to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries. In this report, "HIH" refers to Huntsman International Holdings LLC, "Huntsman LLC" or "HLLC" refers to Huntsman LLC and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, "HSCHC" refers to Huntsman Specialty Chemical Holdings Corporation, "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners, L.P. and, unless the context otherwise requires, its affiliates, "Consolidated Press" refers to Consolidated Press Holdings Limited and, unless the context otherwise requires, its subsidiaries, and "ICI" refers to Imperial Chemical Industries PLC and, unless the context otherwise requires, its subsidiaries.

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

        Historically, the demand for many of our Polyurethanes products has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes products. Historically, sales volumes of MDI, a Polyurethanes segment product, have grown at rates in excess of global GDP growth and margins for MDI have been relatively stable. The global market for PO, also a Polyurethanes product, is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Liquidity and Capital Resources—Environmental Matters—MTBE Developments" below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the future.

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

        Historically, growth in demand for TiO2 pigments has generally been linked with GDP growth rates and has trended somewhat below overall GDP growth rates as strong growth in the developing world economies has been tempered by modest growth in the developed world economies. Pigment prices have historically reflected industry-wide operating rates, but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and suppliers, contract arrangements and cyclicality. The industry experiences some seasonality in its sales because sales of paints in Europe and North America, the largest end use for TiO2, are generally highest in the spring and summer months in those regions. This results in greater sales volumes in the first half of the year because the proportion of our TiO2 products sold in Europe and North America is greater than that sold in the southern hemisphere. Profitability in our Pigments segment has been negatively impacted by the strength of the major European currencies versus the U.S. dollar because with approximately 70% of our Pigments' production capacity located in Europe, approximately 60% of our production costs are denominated in European currencies, while only approximately 40-50% of our products are sold in European currencies.

        Many of the markets for Base Chemicals products, particularly ethylene, propylene, paraxylene and cyclohexane, are cyclical and sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of capacity additions resulting in over-capacity and falling prices and profit margins. Demand for the majority of our Base Chemicals has generally grown at rates that are approximately equal to or slightly greater than GDP growth. Market conditions during recent years have been characterized by a general weakening in demand and overcapacity. We believe that weak economic conditions of recent years have resulted in a contraction in production capacity. If this contraction in industry capacity is sustained and if demand growth returns to the rates which have been achieved historically, we believe that industry profitability will improve.

Recent Developments

Amendment and Restatement of HI Credit Facilities

        On July 13, 2004, we completed an amendment and restatement of our senior secured credit facilities (the "HI Credit Facilities"). Pursuant to the amendment and restatement, our revolving credit facility (the "HI Revolving Facility") was reduced from $400 million to $375 million and its maturity was extended from June 2006 to September 2008. The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. In addition, our existing term loans B and C, totaling $1,240.2 million, were repaid and replaced with a new term loan B consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). The additional proceeds from the HI Term Facility borrowings of approximately $126.6 million were applied to repay the $82.4 million outstanding borrowings as of July 13, 2004 on the HI Revolving Facility, and the remaining proceeds, net of fees incurred in the transaction, increased cash on our balance sheet. Pursuant to the amendment and restatement of the HI Credit Facilities, the additional liquidity is available for general corporate purposes and to provide a portion of the funds for the potential construction of a polyethylene production facility at our Wilton, U.K. facility. Current interest rates on the HI Revolving Facility and the HI Term Facility decreased from a LIBOR spread of 3.50% to 3.25% and 4.125% to 3.25%, respectively. Scheduled amortization of the HI Term Facility is 1% per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if the Company has not refinanced all the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        The amendment and restatement of the HI Credit Facilities also provides for the amendment of certain financial covenants. These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with our accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "—Liquidity and Capital Resources—Off-Balance Sheet Arrangements" below.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003 (Unaudited) (Dollars in Millions)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003(2)	Percent Change(3)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003(2)	Percent Change(3)
Revenues	$1,623.7	$1,307.4	24%	$3,121.8	$2,605.1	20%
Cost of goods sold	1,392.3	1,150.0	21%	2,742.3	2,309.3	19%

Gross profit	231.4	157.4	47%	379.5	295.8	28%
Selling, general and administrative, research and development and other operating expenses	126.4	83.5	51%	226.4	169.7	33%
Restructuring and plant closing costs	124.9	21.5	481%	133.6	38.6	246%

Operating (loss) income	(19.9)	52.4	NM	19.5	87.5	(78)%
Interest expense, net	(62.9)	(64.1)	(2)%	(131.9)	(127.7)	3%
Loss on accounts receivable securitization program	(3.0)	(11.3)	(73)%	(6.5)	(20.5)	(68)%
Other expense	—	(0.1)	NM	(0.2)	(2.3)	(91)%

Loss before income taxes	(85.8)	(23.1)	271%	(119.1)	(63.0)	89%
Income tax (expense) benefit	(4.7)	0.8	NM	(8.3)	8.7	NM

Net loss	$(90.5)	$(22.3)	306%	$(127.4)	$(54.3)	135%

Interest expense, net	62.9	64.1	(2)%	131.9	127.7	3%
Income tax expense (benefit)	4.7	(0.8)	NM	8.3	(8.7)	NM
Depreciation and amortization	79.8	68.8	16%	156.8	137.7	14%

EBITDA(1)	$56.9	$109.8	(48)%	$169.6	$202.4	(16)%

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization.

        Included in EBITDA are the following items:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003(2)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003(2)
Foreign exchange gains/(loss)—unallocated	$(5.4)	$34.7	$8.0	$49.1
Loss on accounts receivable securitization program	(3.0)	(11.3)	(6.5)	(20.5)
Asset write-down	—	—	—	(2.8)
Legal settlement, net of recoveries	(14.9)	—	(14.9)	—
Restructuring and plant closing costs:
Polyurethanes	$(18.1)	$(1.4)	$(22.9)	$(18.5)
Performance Products	(0.4)	(20.1)	(0.4)	(20.1)
Pigments	(104.2)	—	(108.1)	—
Base Chemicals	(2.2)	—	(2.2)	—

Total restructuring and plant closing costs	$(124.9)	$(21.5)	$(133.6)	$(38.6)

(2)
As restated, see Note 19 to the unaudited consolidated financial statements.

(3)
NM—Not meaningful.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 (As Restated)

        For the three months ended June 30, 2004, we had a net loss of $90.5 million on revenues of $1,623.7 million compared to a net loss of $22.3 million on revenues of $1,307.4 million for the same period in 2003. The increase of $68.2 million in net loss was the result of the following items:

  •
  Revenues for the three months ended June 30, 2004 increased by $316.3 million, or 24%, to $1,623.7 million from $1,307.4 million during the same period in 2003. Revenues increased in all segments due to higher sales volumes in all segments and increased average selling prices in our Polyurethanes, Performance Products and Base Chemicals segments. Average selling prices increased primarily in response to improved market conditions and higher underlying raw material and energy costs. Sales volumes increased due to improved demand. Higher revenues also resulted from the strengthening of the major European currencies versus the U.S. dollar.

  •
  Gross profit for the three months ended June 30, 2004 increased by $74.0 million to $231.4 million from $157.4 million in the same period in 2003. This increase was mainly the result of increased average selling prices, which more than offset increased raw material and energy costs, and higher sales volumes. Manufacturing costs were also higher, primarily attributable to the strengthening of the major European currencies versus the U.S. dollar.

  •
  Selling, general and administrative, research and development and other operating expenses (collectively, "SG&A") for the three months ended June 30, 2004 increased by $42.9 million, or 51%, to $126.4 million from $83.5 million for the same period in 2003. This increase was a result of a $40.1 million decrease in unallocated foreign exchange gains, from a gain of $34.7 in the 2003 period to a loss of $5.4 in the 2004 period. In addition the increase was also attributable to the $14.9 million expense associated with the settlement of TiO2 litigation and an increase in expenses resulting from the strength of the major European currencies versus the U.S. dollar, all partially offset by costs savings resulting from our ongoing restructuring efforts.

  •
  Restructuring and plant closing costs for the three months ended June 30, 2004 increased by $103.4 million to $124.9 million from $21.5 million in the same period of 2003. In the three months ended June 30, 2004, our Polyurethanes segment recorded restructuring charges of $18.1 million related to workforce reductions at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites, our Pigments segment recorded restructuring charges of $104.2 million related to the idling of manufacturing units at Umbogintwini, South Africa and Grimsby, U.K. and the related workforce reductions, our Performance Products segment recorded restructuring charges of $0.4 million and our Base Chemicals segment recorded restructuring charges of $2.2 million. Of the total $124.9 million in restructuring charges recorded in the three months ended June 30, 2004, approximately $81.1 relate to non-cash impairment charges and asset write-downs, while $43.8 million relate to severance, plant closing and other activities that will require cash expenditures in future periods. In the prior period, our Polyurethanes segment recorded $1.4 million associated with cost reduction efforts at our Rozenburg, Netherlands site and our Performance Products segment recorded $20.1 million related to the closure of certain production units at our Whitehaven, U.K. facility.

  •
  Net interest expense for the three months ended June 30, 2004 decreased by $1.2 million to $62.9 million from $64.1 million for the same period in 2003.

  •
  Loss on our accounts receivable securitization program decreased $8.3 million to a loss of $3.0 million for the three months ended June 30, 2004 as compared to a loss of $11.3 million for the same period in 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily in response to an amendment to our accounts receivable securitization program permitting euro-denominated debt.

  •
  Income tax expense increased by $5.5 million to an expense of $4.7 million for the three months ended June 30, 2004 as compared to a benefit of $0.8 million for the same period in 2003. Our tax obligations are affected by the mix of income and losses in the tax regimes of the jurisdictions in which we operate. Increased tax expenses occurred due to an increase in estimated taxable income in various jurisdictions that don't have any prior year net operating losses to offset the income. Additional tax expense also occurred because we are unable to benefit from losses incurred in other jurisdictions because full valuation allowances were required to be placed against the current losses.

        The following table sets forth the revenues and segment EBITDA for each of our operating segments.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Percent Change(1)
Revenues
Polyurethanes	$733.8	$565.8	30%
Performance Products	190.9	164.5	16%
Pigments	278.2	255.4	9%
Base Chemicals	481.0	357.7	34%
Eliminations	(60.2)	(36.0)	67%

Total	$1,623.7	$1,307.4	24%

Segment EBITDA
Polyurethanes	$100.0	$48.1	108%
Performance Products	2.5	(21.6)	NM
Pigments	(83.5)	30.9	NM
Base Chemicals	57.8	37.4	55%
Corporate and other	(19.9)	15.0	NM

Total	$56.9	$109.8	(48)%

(1)
NM—Not meaningful.

Polyurethanes

        For the three months ended June 30, 2004, Polyurethanes revenues increased by $168.0 million, or 30%, to $733.8 million from $565.8 million for the same period in 2003. MDI sales revenue increased by 27%, due to a 17% increase in sales volumes, supported by 8% higher average selling prices. MDI sales volumes increased by 38%, 18% and 10% in Asia, Europe and the Americas, respectively. Higher MDI volumes reflect recent improvement in the global economy. The increase in MDI average selling prices resulted from improved market demand and the strength of the major European currencies versus the U.S. dollar. Polyol sales revenue increased by 11% as average selling prices increased by 7% and sales volumes increased by 4%. Total PO/MTBE products sales revenues increased by 64%. However, PO revenues, excluding tolling, decreased by 3% due to a 9% decrease in volumes which was partly offset by a 6% increase in average selling prices. PO tolling revenue decreased by 9% due to a 10% reduction in average selling prices. MTBE sales revenue increased by 53% due to a 32% increase in average selling prices in response to stronger crude oil and gasoline markets, on relatively unchanged sales volumes.

        For the three months ended June 30, 2004, Polyurethanes segment EBITDA increased by $51.9 million to $100.0 million from $48.1 million for the same period in 2003. Increased segment EBITDA resulted mainly from increased sales volumes and average selling prices contributing $70.8 million, partly offset by increased raw material and energy costs of $7.7 million. We also recorded $18.1 million in restructuring charges in connection with the cost reduction efforts at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites. In the second quarter of 2003, we recorded restructuring charges in the amount of $1.4 million. SG&A and manufacturing costs decreased $3.3 million and $1.2 million, respectively, as lower costs resulting from our ongoing restructuring efforts were partially offset by the effects of the strength of the major European currencies versus the U.S. dollar.

Performance Products

        For the three months ended June 30, 2004, Performance Products revenues increased by $26.4 million, or 16%, to $190.9 million from $164.5 million for the same period in 2003. Performance Products average selling prices increased by 12%, of which 6% was due to the strength of the major European currencies versus the U.S. dollar, while sales volumes increased by 4%. Surfactants revenues increased by 10% as compared to the comparable period in 2003, due to a 9% increase in average selling prices and a 1% increase in sales volumes. Surfactants average selling prices were higher mainly as a result of the strengthening of the major European currencies versus the U.S. dollar. Ethyleneamines revenues increased by 15% compared with the same period in 2003, resulting from a 13% increase in sales volumes and a 6% increase in average selling prices. Ethyleneamines sales volumes were higher due to increased customer demand, while ethyleneamines average selling prices increased in response to higher raw material and energy prices. Other sales revenues, primarily for other amine products, increased by 37% compared with the same period in 2003, primarily as a result of the initiation of tolling agreements with affiliates in mid-2003.

        For the three months ended June 30, 2004, Performance Products segment EBITDA increased by $24.1 million to $2.5 million from a loss of $21.6 million for the same period in 2003. This increase is mainly due to the $20.1 million restructuring charge which was recorded in the 2003 period relating to the closure of certain manufacturing units at our Whitehaven, U.K. facility. A $14.6 million increase attributable to higher average selling prices and a $2.3 million increase attributable to higher sales volumes was partially offset by a $15.6 million increase in raw material and energy costs. The remaining increase in EBITDA was primarily the result of lower manufacturing costs and SG&A. Manufacturing costs and SG&A decreased by $1.6 million and $1.3 million, respectively, due to the effect of cost reduction programs initiated in our surfactants business during 2003 and lower maintenance costs in our ethyleneamines business, partially offset by the strength of the major European currencies versus the U.S. dollar.

Pigments

        For the three months ended June 30, 2004, Pigment revenues increased by $22.7 million, or 9%, to $278.1 million from $255.4 million for the same period in 2003. Sales volumes increased by 9%, with volumes increasing by 13%, 7% and 8% in North America, Asia and Europe, respectively, due to improved customer demand. Average selling prices remained at similar levels compared to the same period in 2003, as an underlying decrease of 5% in local currency prices was largely offset by the effect of strength of the major European currencies versus the U.S. dollar. Average selling prices as measured in local currencies rose by 2% in Asia, but fell by 9% in Europe and 3% in North America.

        For the three months ended June 30, 2004, Pigments segment EBITDA decreased by $114.4 million to a loss of $83.5 million from income of $30.9 million for the same period in 2003. The decrease in segment EBITDA is mainly due to restructuring and plant closing costs of $104.2 million and charges of $14.9 million relating to the payment of costs and settlement amounts for Discoloration Claims recorded in the 2004 period. EBITDA was impacted by $9.9 million due primarily to higher sales volumes, offset by $10.1 million in higher raw material and energy costs, primarily due to the strength of the major European currencies versus the U.S. dollar. In addition, manufacturing costs were $3.9 million lower, mainly due to an increase in the amount of manufacturing costs absorbed in inventories, partially offset by the strength of the major European currencies versus the U.S. dollar. SG&A costs were $1.0 million lower mainly as a result of ongoing cost reduction initiatives.

Base Chemicals

        For the three months ended June 30, 2004, Base Chemicals revenues increased by $123.3 million, or 34%, to $481.0 million from $357.7 million for the same period in 2003. Sales volumes increased by

16% and average selling prices increased by 16%. Ethylene revenues increased by 58% resulting from a 29% increase in sales volumes and a 22% increase in average selling prices. Propylene revenues increased by 6% resulting from a 5% increase in average selling prices and a 1% increase in sales volumes. Paraxylene revenues increased by 28% resulting from a 23% increase in average selling prices and a 4% increase in sales volumes. Benzene revenues increased by 56% resulting from a 27% increase in sales volumes and a 24% increase in average selling prices. Cyclohexane revenues increased by 55% resulting from a 35% increase in average selling prices and a 15% increase in sales volumes. Higher sales volumes resulted from improved customer demand, while higher average selling prices increased in response to higher raw material prices, improved market conditions and the strength of the major European currencies versus the U.S. dollar.

        For the three months ended June 30, 2004, Base Chemicals segment EBITDA increased by $20.4 million to $57.8 million from $37.4 million for the same period in 2003. Average selling price and sales volume increases contributed $89.8 million and were partially offset by increased raw material costs of $66.5 million. Manufacturing costs increased by $4.2 million due to the strength of the major European currencies versus the U.S. dollar. SG&A and other costs were $3.6 million lower for the three months ended June 30, 2004 as compared to the same period in 2003 due to foreign currency translation gains and lower charges associated with the mark to market evaluation of feedstock hedges, partially offset by $2.2 million in restructuring costs in the 2004 period.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, loss on our accounts receivable securitization program and unallocated foreign exchange gains and losses. For the three months ended June 30, 2004, EBITDA from corporate and other items decreased by $34.9 million to a loss of $19.9 million from income of $15.0 million for the same period of 2003. Decreased EBITDA resulted primarily due to unallocated foreign currency losses of $5.4 million in the second quarter of 2004 as compared to unallocated foreign currency gains of $34.7 million in the second quarter of 2003. Reduced EBITDA resulting from the effects of foreign currencies was partially offset by reduced losses on our accounts receivable securitization program, which decreased by $8.3 million to a loss of $3.0 million in the three months ended June 30, 2004 as compared to a loss of $11.3 million in the same period of 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. The decreased loss on the accounts receivable securitization program was primarily due to reduced losses on foreign exchange hedge contracts mandated by our accounts receivable securitization program.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003 (As Restated)

        For the six months ended June 30, 2004, we had a net loss of $127.4 million on revenues of $3,121.8 million compared to a net loss of $54.3 million on revenues of $2,605.1 million for the same period in 2003. The increase of $73.1 million in net loss was the result of the following items:

  •
  Revenues for the six months ended June 30, 2004 increased by $516.7 million, or 20%, to $3,121.8 million from $2,605.1 million during the same period in 2003. Revenues increased in all segments due to higher sales volumes and higher average selling prices. Higher average selling prices were primarily the result of improved market conditions, the effects of increased underlying raw material and energy costs, and the strengthening of the major European currencies versus the U.S. dollar. Sales volume increased in all segments due to improved market demand.

  •
  Gross profit for the six months ended June 30, 2004 increased by $83.7 million to $379.5 million from $295.8 million in the same period in 2003. This increase was mainly the result of increased average selling prices and sales volumes, which more than offset increased raw material and energy costs in the first half of 2004 as compared to the same period in 2003. Manufacturing costs were also higher, primarily attributable to the strengthening of the major European currencies versus the U.S. dollar.

  •
  SG&A for the six months ended June 30, 2004 increased by $56.7 million, or 33%, to $226.4 million from $169.7 million for the same period in 2003. This increase resulted from a $41.1 million decrease in unallocated foreign exchange gains, from a gain of $49.1 in the 2003 period to a gain of $8.0 million in the 2004 period. In addition, the increase was attributable to the $14.9 million expense associated with the settlement of TiO2 litigation, an increase in costs resulting from the strength of the major European currencies versus the U.S. dollar, all partially offset by costs savings resulting from our ongoing restructuring efforts.

  •
  Restructuring and plant closing costs for the six months ended June 30, 2004 increased by $95.0 million to $133.6 million from $38.6 million in the same period of 2003. In the six months ended June 30, 2004, our Polyurethanes segment recorded restructuring charges of $22.9 million related to workforce reductions at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites, our Pigments segment recorded restructuring charges of $108.1 million related to the idling of manufacturing units at Umbogintwini, South Africa and Grimsby, U.K. and the related workforce reductions, our Performance Products segment recorded restructuring charges of $0.4 million and our Base Chemicals segment recorded restructuring charges of $2.2 million. Of the total $133.6 million in restructuring and plant closing charges recorded in the six months ended June 30, 2004, approximately $81.1 relate to non-cash impairment charges and asset write-downs, while $52.5 million relate to severance, plant closing and other activities that will require cash expenditures in future periods. In the prior period, our Polyurethanes segment recorded $18.5 million associated with cost reduction efforts at our Rozenburg, Netherlands site and our Performance Products segment recorded $20.1 million related to the closure of certain production units at our Whitehaven, U.K. facility.

  •
  Net interest expense for the six months ended June 30, 2004 increased by $4.2 million to $131.9 million from $127.7 million for the same period in 2003.

  •
  Loss on our accounts receivable securitization program decreased $14.0 million to a loss of $6.5 million for the six months ended June 30, 2004 as compared to a loss of $20.5 million for the same period in 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in the 2004 period as compared to the 2003 period, primarily in response to an amendment to our accounts receivable securitization program permitting euro-denominated debt.

  •
  Income tax expense increased by $17.0 million to an expense of $8.3 million for the six months ended June 30, 2004 as compared to a benefit of $8.7 million for the same period in 2003. Our tax obligations are affected by the mix of income and losses in the tax regimes of the jurisdictions in which we operate. Increased tax expenses occurred due to an increase in estimated taxable income in various jurisdictions that don't have any prior year net operating losses to offset the income. Additional tax expense also occurred because we are unable to benefit losses incurred in other jurisdictions because full valuation allowances were required to be placed against the current losses.

        The following table sets forth the revenues and segment EBITDA for each of our operating segments.

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Percent Change(1)
Revenues
Polyurethanes	$1,373.4	$1,120.7	23%
Performance Products	375.0	325.6	15%
Pigments	533.1	501.5	6%
Base Chemicals	954.9	729.9	31%
Eliminations	(114.6)	(72.6)	58%

Total	$3,121.8	$2,605.1	20%

Segment EBITDA
Polyurethanes	$172.8	$88.2	96%
Performance Products	4.3	(19.2)	NM
Pigments	(75.8)	59.8	NM
Base Chemicals	89.2	63.8	40%
Corporate and other	(20.9)	9.8	NM

Total	$169.6	$202.4	(16)%

(1)
NM—Not meaningful.

Polyurethanes

        For the six months ended June 30, 2004, Polyurethanes revenues increased by $252.7 million, or 23%, to $1,373.4 million from $1,120.7 million for the same period in 2003. MDI sales revenue increased by 27%, due to a 17% increase in sales volumes, and a 9% increase in average selling prices. MDI sales volumes rose by 49%, 30% and 11% in Asia, Europe and the Americas, respectively due to improved customer demand resulting from stronger global economic conditions. MDI average selling prices increased by 9% as a result of improved market conditions and in response to increased raw material costs and the strength of the major European currencies versus the U.S. dollar. Polyol sales revenue increased by 12% as average selling prices increased by 9% and sales volumes increased by 3%. PO/MTBE product sales revenues increased by 27%. PO revenues, excluding tolling, decreased 1% on a 4% decrease in volumes due to a turnaround and inspection ("T&I") which took place in the first quarter 2004, partly offset by a 3% increase in average selling prices. MTBE sales revenue increased by 14% due to a 13% increase in selling prices due to stronger crude oil and gasoline markets and a 1% increase in sales volumes.

        For the six months ended June 30, 2004, Polyurethanes segment EBITDA increased by $84.6 million to $172.8 million from $88.2 million for the same period in 2003. Increased segment EBITDA resulted mainly from a $127.0 million increase in revenue due to higher sales volumes and higher average selling prices, partly offset by $39.3 million in increased raw material and energy costs. We also recorded $22.9 million in restructuring charges in 2004 in connection with cost reduction efforts at our Everberg, Belgium, West Deptford, New Jersey and Rozenburg, Netherlands sites. In the first half of 2003, we recorded restructuring charges in the amount of $18.5 million. For the six months ended June 30, 2004, fixed manufacturing costs increased $1.2 million and SG&A costs decreased $2.7 million, as savings from our ongoing restructuring activities were more than sufficient to offset the impact of the strength of the major European currencies versus the U.S. dollar.

Performance Products

        For the six months ended June 30, 2004, Performance Products revenues increased by $49.4 million, or 15%, to $375.0 million from $325.6 million for the same period in 2003. Performance Products average selling prices increased by 16%, of which 9% was due to the strength of the major European currencies versus the U.S. dollar. Sales volumes were essentially unchanged. Surfactants revenues increased by 9% as compared to the same period in 2003, resulting from a 14% increase in average selling prices, offset by a 4% decrease in sales volumes. The 14% increase in surfactants average selling prices was mainly due to a strengthening of the major European currencies versus the U.S. dollar, together with local selling price increases of 2%. The reduction in surfactants sales volumes was largely the result of competitive activity and decreased export business as a result of the strength of the major European currencies versus the U.S. dollar. Ethyleneamines revenues increased by 2% compared with the comparable period in 2003, resulting from an increase in average selling prices as sales volumes were essentially unchanged. The increase in ethyleneamines average selling prices was due to price increases implemented to offset increased raw material and energy costs. Other sales revenues, primarily for other amines, increased by 58% compared with the same period in 2003, primarily as a result of the initiation of tolling agreements with affiliates.

        For the six months ended June 30, 2004, Performance Products segment EBITDA increased by $23.5 million to $4.3 million from a loss of $19.2 million for the same period in 2003. This increase is mainly due to $20.1 million restructuring and plant closing costs in the 2003 period relating to the closure of certain manufacturing units at our Whitehaven, U.K. facility. A $36.6 million increase attributable to higher average selling prices and a $1.6 million increase attributable to higher sales volumes, primarily in ethlyeneamines, was largely offset by a $37.1 million increase in raw material and energy costs. The remaining increase in EBITDA was primarily the result of lower manufacturing costs and SG&A. Manufacturing costs decreased by $3.0 million due to the effect of cost reduction programs initiated in our surfactants business during 2003 and lower maintenance costs in our ethyleneamines business, partially offset by the strength of the major European currencies versus the U.S. dollar. SG&A expenses increased by $0.3 million as cost reductions in our surfactants business were more than offset by the effect of the strength of the major European currencies versus the U.S. dollar.

Pigments

        For the six months ended June 30, 2004, Pigments segment revenues increased by $31.6 million, or 6%, to $533.1 million from $501.5 million for the same period in 2003. Sales volumes increased by 4%, with volumes increasing by 9%, 7% and 2% in Asia, North America and Europe, respectively, due to stronger customer demand, primarily in the second quarter. Average selling prices increased by 2%, primarily due to the strength of the major European currencies versus the U.S. dollar. Average selling prices in local currencies rose by 2% in Asia but fell by 8% in Europe and by 3% in North America.

        Pigments segment EBITDA for the six months ended June 30, 2004 decreased by $135.6 million to a loss of $75.8 million from income of $59.8 million for the same period in 2003. The decrease in segment EBITDA is mainly due to restructuring and plant closing costs of $108.1 million and charges of $14.9 million relating to the payment of costs and settlement amounts for Discoloration Claims recorded in the 2004 period. EBITDA increased $9.6 million as a result of higher sales volumes and $9.0 million due to higher average selling prices, offset by $17.3 million in higher raw material and energy costs, primarily due to the strength of the major European currencies versus the U.S. dollar. Fixed manufacturing costs increased by $10.6 million and SG&A costs increased by $3.2 million mainly due to the impact of the strength of the major European currencies versus the U.S. dollar, offset by cost reductions as a result of our ongoing cost savings initiatives.

Base Chemicals

        For the six months ended June 30, 2004, Base Chemicals revenues increased by $225.0 million, or 31%, to $954.9 million from $729.9 million for the same period in 2003. Overall, average selling prices increased by 13%. Sales volumes increased by 15% due to improved customer demand. Ethylene revenues increased by 48% resulting from a 25% increase in average selling prices and a 19% increase in sales volumes. Propylene revenues increased by 5% resulting from a 6% increase in average selling prices and a 1% decrease in sales volumes. Paraxylene revenues increased by 22% resulting from a 15% increase in average selling prices and a 6% increase in sales volumes. Benzene revenues increased by 41% resulting from a 22% increase in average selling prices and a 16% increase in sales volumes. Cyclohexane revenues increased by 36% resulting from a 25% increase in average selling prices and an 8% increase in sales volumes. Higher sales volumes resulted from improved customer demand, while average selling prices increased in response to higher raw material costs, improved market conditions and the strength of the major European currencies versus the U.S. dollar.

        For the six months ended June 30, 2004, Base Chemicals segment EBITDA increased by $25.4 million to $89.2 million from $63.8 million for the same period in 2003. Selling price and sales volume increases contributed $140.5 million, partially offset by increased raw material and energy costs of $95.2 million. Manufacturing costs increased by $11.6 million due primarily to the strength of the major European currencies versus the U.S. dollar. SG&A and other costs increased by $6.1 million due to the impact of the strength of the major European currencies versus the U.S. dollar and $4.0 million in certain nonrecurring expense items. These increases were offset by lower charges associated with the mark to market evaluation of feedstock hedges and lower underlying SG&A expenditures. Increased SG&A and other costs was also the result of $2.2 million in restructuring charges in 2004.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, loss on our accounts receivable securitization program and unallocated foreign exchange gains and losses. For the six months ended June 30, 2004, EBITDA from corporate and other items decreased by $30.7 million to a loss of $20.9 million from income of $9.8 million for the same period in 2003. Decreased EBITDA resulted primarily from lower foreign currency gains the first half of 2004 as compared to the foreign currency gains in the first half of 2003 with a gain of $8.0 million in the first half of 2004 and a gain of $49.1 million in the first half of 2003. Reduced EBITDA resulting from the effects of foreign currencies was partially offset by reduced losses on our accounts receivable securitization program, which decreased by $14.0 million to a loss of $6.5 million in the six months ended June 30, 2004 as compared to a loss of $20.5 million for the same period in 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. The decreased loss on the accounts receivable securitization program was primarily due to reduced losses on foreign exchange hedge contracts mandated by our accounts receivable securitization program. Other items of unallocated corporate overhead remained relatively flat compared with the prior period.

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the six months ended June 30, 2004 increased to $40.2 million from $43.7 million used in operating activities for the same period in 2003. The increase is primarily attributable to improved gross profit, as discussed above, for the six months ended June 30, 2004.

        Net cash used in investing activities for the six months ended June 30, 2004 increased to $65.1 million from $54.8 million for the same period in 2003. The increase was primarily attributable to increased capital expenditures of $6.4 million largely related to the planned T&Is at our PO and ethyleneamines facilities and capital expenditures associated with one of our Chinese MDI joint ventures. In addition, during the six months ended June 30, 2004, we made an investment of $11.8 million in our other Chinese MDI joint venture and received $7.1 million in additional cash from non-consolidated affiliates.

        Net cash provided by financing activities for the six months ended June 30, 2004 decreased to $10.2 million, as compared to $99.3 million for the same period in 2003. The decrease is mainly a result of reduced net borrowings to fund operating cash requirements as explained above.

Debt and Liquidity

        As of June 30, 2004, the HI Credit Facilities consisted of a revolving loan facility of up to $400 million that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. On July 13, 2004, we completed an amendment and restatement of the HI Credit Facilities. Pursuant to the amendment and restatement, the HI Revolving Facility was reduced from $400 million to $375 million and its maturity was extended from June 2006 to September 2008. The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. In addition, our existing term loans B and C, totaling $1,240.2 million, were repaid and replaced with the new HI Term Facility consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion. The additional proceeds from the HI Term Facility borrowings of approximately $126.6 million were applied to repay the $82.4 million of outstanding borrowings as of July 13, 2004 on the HI Revolving Facility, and the remaining proceeds, net of fees incurred in the transaction, increased cash on our balance sheet. Pursuant to the amendment and restatement of the HI Credit Facilities, the additional liquidity is available for general corporate purposes and to provide a portion of the funds for the potential construction of a polyethylene production facility at our Wilton, U.K. facility.

        Current interest rates on the HI Revolving Facility and the HI Term Facility decreased from a LIBOR spread of 3.50% to 3.25% and 4.125% to 3.25%, respectively. Scheduled amortization of the HI Term Facility is 1% per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if the Company has not refinanced all of the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        The amendment and restatement of the HI Credit Facilities also provides for the amendment of certain financial covenants. These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with our accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "—Liquidity and Capital Resources—Accounts Receivable Securitization Program below.

        As of June 30, 2004, we had outstanding variable rate borrowings, including amounts outstanding under our off balance sheet accounts receivable securitization program, of approximately $1.6 billion. The weighted average interest rate of these borrowings was approximately 4.9%. This weighted average rate does not consider the effects of interest rate hedging activities.

        We depend upon our HI Revolving Facility ($375 million as of the July 13, 2004) to provide liquidity for our operations and working capital needs. As of June 30, 2004, we had $37.0 million of outstanding borrowings and approximately $5 million of outstanding letters of credit under the HI Revolving Facility, and we had $85.2 million in cash. We also maintain $25.0 million of short-term overdraft facilities, of which the entire amount was available at June 30, 2004. Total cash and unused borrowing capacity as of June 30, 2004 was approximately $468 million. Giving effect to the amendment and restatement of the HI Credit Facilities on July 13, 2004, as of June 30, 2004 there would be no borrowings outstanding on the HI Revolving Facility, cash on the balance sheet would be approximately $160 million, and total cash and unused borrowing capacity would be approximately $555 million. Pursuant to the amendment and restatement of the HI Credit Facilities, the $375 million HI Revolving Facility now matures in September 2008.

        In March 2002, we issued $300 million 9 7/8% senior notes due 2009 (collectively with the senior notes discussed in the following sentence, the "HI Senior Notes"). On April 11, 2003, we sold an additional $150 million in aggregate principal amount of HI Senior Notes. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, the "HI Guarantors"). We also have outstanding $600 million and €450 million 10 1/8% senior subordinated notes due 2009 (the "HI Subordinated Notes"). The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors.

        We also depend upon an accounts receivable securitization program arranged by JP Morgan, under which interests in certain of its trade receivables are transferred to a qualified off-balance sheet entity (the "Receivables Trust"). The Receivables Trust is not our affiliate. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of commercial paper and/or medium term notes. The debt associated with the commercial paper and medium term notes is not reflected on our balance sheet. The accounts receivable securitization program is an important source of liquidity to our Company.

        A portion of the medium term notes (€90.5 million) is denominated in euros and is subject to fluctuation in currency rates versus the U.S. dollar. The total outstanding balance of medium term notes is approximately $195 million in U.S. dollar equivalents as of June 30, 2004. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of June 30, 2004, the total outstanding balance of such commercial paper was approximately $114 million. On April 16, 2004, we amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper. The medium term notes mature in June 2006.

        Subject to the annual seasonality of our accounts receivable, we estimate that the total liquidity resources from the accounts receivable securitization program may range between $280 million to $325 million at certain periods during a calendar year. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.5% as of June 30, 2004. Losses on the accounts receivable securitization program in the six months ended June 30, 2004 were $6.5 million. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the six months ended June 30, 2004, losses on the accounts receivable securitization program include losses of $1.4 million on foreign currency hedge contracts mandated by the accounts receivable securitization program. We believe that the multicurrency commercial paper facility discussed above has enabled us to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges as experienced in prior periods under the accounts receivable securitization program.

        The HI Credit Facilities require a mandatory prepayment to the extent that the proceeds from the securitization program exceed $325 million. Prior to the amendment and restatement of the HI Credit Facilities, such limit was $310 million. To date, proceeds from the accounts receivable securitization program have not exceeded this limit. While we do not anticipate it, if at any time we were unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, we would be required to inject cash into the program as collateral. Under such circumstance, and depending on the timing of such circumstance, the requirement to provide cash collateral to the program could have a negative effect on our liquidity.

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

Off-Balance Sheet Arrangements

        On December 21, 2000, we initiated an accounts receivable securitization program under which we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At June 30, 2004, the Receivables Trust had outstanding approximately $195 million in U.S. dollar equivalents in medium term notes and approximately $114 million in commercial paper. Under the terms of the agreements, we, together with our subsidiaries, continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and we are subject to recourse provisions.

        Our retained interest in receivables (including servicing assets) subject to the program was approximately $184.0 and $154.4 million as of June 30, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the six months ended June 30, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $2,379.6 million and $2,054.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $2,335.1 million and $2,035.1 million, respectively. Servicing fees received during the six months ended June 30, 2004 and 2003 were approximately $2.6 million and $2.4 million, respectively.

        We incur losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.4 million and a loss of $17.0 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the fair value of the open forward currency contracts is $0.1 million and $6.8 million, respectively, which is included as a component of the residual interest reflected on our balance sheet. On April 16, 2004 we amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at June 30, 2004 are presented below:

Weighted average life (in months)	3
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	2%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of June 30, 2004 and December 31, 2003 were $12.9 million and $15.6 million, respectively.

Contractual Obligations and Commercial Commitments

        We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to 13 years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        On July 13, 2004, the Company amended and restated its HI Credit Facilities. After giving effect to the amendment and restatement, the maturity of our long-term debt would be as follows:

	Years Ended
	June 30, 2005	June 30, 2006-2008	June 30, 2009-2010	June 30, After 2010	Total
Long-term debt	$1.7	$58.9	$2,843.7	$16.4	$2,920.7

Restructuring and Plant Closing Costs

        As of June 30, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $58.3 million and $22.5 million, respectively. During the six months ended June 30, 2004 and 2003, we recorded additional reserves for workforce reductions of $52.5 million and $27.2 million, respectively. During these same periods, we made cash payments against these reserves of $16.7 million and $11.4 million, respectively. Details with respect to these reserves are provided below (dollars in millions).

	Workforce Reductions	Demolition and Decommisioning	Non-cancelable Lease Costs	Total
Accrued liability as of December 31, 2003	$22.5	$—	$—	$22.5
Charges	52.5	—	—	52.5
Payments	(16.7)	—	—	(16.7)

Accrued liability as of June 30, 2004	$58.3	$—	$—	$58.3

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments (dollars in millions):

	Polyurethanes	Perfomance Products	Pigments	Base Chemicals	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$—	$22.5
Charges	22.9	0.4	27.0	2.2	52.5
Payments	(10.6)	(0.5)	(5.6)	—	(16.7)

Accrued liability as of June 30, 2004	$28.1	$2.3	$25.7	$2.2	$58.3

        As of December 31, 2003, our Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at our Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2002). During the six months ended June 30, 2004, our Polyurethanes segment recorded additional restructuring charges of $22.9 million and made cash payments of $10.6 million. In the first quarter 2004, our Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter 2004, our Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash, including the closure of our West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $15 million through 2005 and result in workforce reductions of approximately 160 employees, of which 48 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, our Polyurethanes segment restructuring reserve totaled $28.1 million.

        As of June 30, 2004 and December 31, 2003, our Performance Products segment reserve consisted of $2.3 million and $2.4 million, respectively, relating to the closure of a number of plants at our Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the six months ended June 30, 2004, our Performance Products segment accrued restructuring charges of $0.4 million and made cash payments of $0.5 million related to these restructuring activities. There are no material additional charges expected related to these restructuring activities.

        As of June 30, 2004 and December 31, 2003, our Pigments segment reserve consisted of $25.7 and $4.3 million, respectively. During the six months ended June 30, 2004, our Pigments segment recorded additional restructuring charges of $108.1 million and made cash payments of $5.6 million. In the first quarter 2004, our Pigments segment recorded restructuring expenses of $3.9 million, all of which were payable in cash. In the second quarter 2004, our Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, we announced that, following a review of our Pigments business, it will idle approximately 55,000 tonnes, or about 10%, of its total TiO2 production capacity in the fourth quarter of 2004. As a result of this decision, we have recorded a restructuring charge of $17.0 million, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, we determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. These restructuring activities are expected to result in additional restructuring charges of approximately $13 million through 2005 and result in workforce reductions of approximately 475 employees, of which 46 positions have been reduced during the six months ended June 30, 2004. As of June 30, 2004, our Pigments segment restructuring reserve totaled $25.7 million.

        As of June 30, 2004 and December 31, 2003, our Base Chemicals segment reserve consisted of $2.2 and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules at the Wilton, U.K. facility. During the six months ended June 30, 2004, the Base Chemicals segment recorded restructuring charges of $2.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $4.3 million and in workforce reductions of approximately 68 positions.

Investing Activities

        Capital expenditures for the six months ended June 30, 2004 were $60.4 million, an increase of approximately $6.4 million as compared to the same period in 2003. The increase was largely attributable to increased capital expenditures related to the planned T&Is at our PO and ethyleneamines facilities and increased capital expenditures associated with one of our Chinese MDI joint ventures. In addition, during the six months ended June 30, 2004, we made an investment of $11.8 million in our other Chinese MDI joint venture and received $8.3 million from non-consolidated affiliates. We expect to spend approximately $160 million during 2004 on capital projects, which would include any expenditures for the proposed LDPE facility at Wilton, U.K. in the event board and other approvals are sought and obtained in connection with this project. In addition, we expect to spend approximately $25 million (approximately $13 million of which will be recorded as capital expenditures and approximately $12 million of which has been recorded as an investment) during 2004 to fund our Chinese MDI joint ventures. We expect to fund up to a total of approximately $85 million to the Chinese MDI joint ventures over the next several years (approximately $35 million to be recorded as capital expenditures and approximately $50 million to be recorded as investments).

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, and we are engaged in a feasibility study with respect to the possible construction of a world-scale LDPE facility at our Wilton site. The potential LDPE facility under study would have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct. We are in discussions with governmental authorities concerning potential assistance and other matters in connection with the potential project, and we may seek the necessary board and other approvals for the project this year. If such approvals are granted this year, the facility could be operational in the first half of 2007.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the six months ended June 30, 2004 and 2003, we invested $1.2 million and $1.5 million, respectively, in Rubicon. With respect to Louisiana Pigment, during the six months ended June 30, 2004 and 2003, we received $8.3 million and $0.7 million, respectively.

Environmental Matters

General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows. Accordingly, environmental or regulatory matters may cause our Company to incur significant unanticipated losses, costs or liabilities.

Environmental Capital Expenditures and Accruals

        We may incur future costs for capital improvements and general compliance under environmental and safety laws, including costs to acquire, maintain and repair pollution control equipment. We estimate that capital expenditures for environmental and safety matters during 2004 will be $33.7 million. However, since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that material capital expenditures beyond those currently anticipated will not be required under environmental and safety laws.

        We have established financial reserves relating to anticipated environmental restoration and remediation programs, as well as certain other anticipated environmental liabilities. Management believes these reserves are sufficient for known requirements. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. A total of $15.5 million has been accrued related to environmental related liabilities as of June 30, 2004.

However, no assurance can be given that all potential liabilities arising out of our present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to our Company.

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

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We did not own the tanks from which the acid leaked; however, we did own the acid in the tanks. The U.K. Health and Safety Executive issued three Improvement Notices requiring corrective action with which we are complying. The U.K. Environment Agency ("EA") on or about April 27, 2004, served a summons providing notice to Huntsman Surface Sciences UK Limited that a criminal prosecution has been initiated against it as a result of the spill based on alleged violations of the Water Resources Act and Environmental Protection Act. A similar prosecution was initiated against the owner of the tanks, Rhodia S.A. Both companies agreed to plead guilty to one charge. Huntsman Surface Sciences UK Limited was fined £40,000 and assessed £8,000 in prosecution costs on August 5, 2004.

        We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty, ICI, The Rohm and Haas Company, Rhodia, S.A. and The Dow Chemical Company for the facilities that each of them transferred to us), management believes that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. The U.K. was the first EU member government to request IPPC permit applications from us. In the U.K., the sites at Wilton, North Tees, and Whitehaven have all submitted applications and received certification of their permits. The Grimsby site will accelerate its IPPC submission to 2004 (rather than 2005) to address site operational changes, while the Greatham site is preparing to submit its application in 2005. We are not yet in a position to know with certainty what the other U.K. IPPC permits will require, and it is possible that the costs of compliance could be material; however, we believe, based upon our experience to date, that the costs of compliance with IPPC permitting in the U.K. will not be material to our financial condition or results of operations. Additionally, the IPPC directive has recently been implemented in France, and similar to our operations in the U.K., we do not anticipate having to make material capital expenditures to comply. In the French program, sites must submit ten-year reviews of their environmental, health and safety plans and performance, and the Calais, St Mihiel and Lavera sites are developing the necessary documents.

        With respect to our facilities in EU jurisdictions other than the U.K. and France, IPPC implementing legislation is not yet in effect, or we have not yet been required to seek IPPC permits. In Spain and Italy, the IPPC directive has not yet been fully implemented. However, regional authorities in both countries have initiated discussions with local chemical producers; and our sites at Barcelona, Pamplona, Scarlino, Patrica, and Castiglione have all started to develop programs for IPPC submissions. In the Netherlands and Germany, existing legislation covers most, if not all, of the IPPC requirements, thus no significant work is anticipated for the sites in those countries (Rozenburg, Osnabrück and Deggendorf). The Petfurdo site in Hungary has started to prepare its IPPC report, as required under the rules agreed upon for EU accession.

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

        In addition, while we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows. In 2003, the U.S. House of Representatives passed a version of an energy bill that contained limited liability protection for producers of MTBE. The Senate's version of the bill did not have liability protection. This issue was one of the reasons that a compromise energy bill was not passed. Whether a compromise will be reached on this legislation in 2004, and whether any compromise will provide liability protection for producers, are unknown. In any event, the liability protection provision in the House bill applied only to defective product claims; it would not preclude other types of lawsuits.

Other Matters

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) approved a settlement with Huntsman Petrochemical Corporation effective June 12, 2003 regarding allegations of environmental regulatory violations at our Port Neches, Texas, facilities. The settlement imposes penalties totaling approximately $0.3 million, of which a small amount has been paid. The balance of the penalty is due on June 11, 2005. Additionally, the settlement requires that we apply for an air emissions permit for the joint wastewater treatment plant that services all of the Port Neches facilities. Less than $0.1 million of the aforementioned penalties are allocable to us. Although we do not anticipate it, it is possible that the terms of a joint wastewater treatment plant air permit may cause us to incur substantial costs that could be material.

Employee Benefit Plans

        Our employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all of our full-time employees. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The change to a cash balance formula for certain of our employees will not have a material impact on our future pension expense or contribution requirements.

Recent Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R), to clarify certain complexities. We are required to adopt this financial interpretation on January 1, 2005 and are currently evaluating its impact, but we do not expect the impact to be significant.

        In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"), which superceded FSP 106-1 of the same name, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. FSP 106-2 provides guidance on how to account for future subsidies available beginning in 2006 to employers who provide prescription drug benefits that are "actuarially equivalent" to those that will be provided under Medicare. Sponsors that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation and any reduction of the sponsor's share of future costs should be reflected in service cost in the period of implementation. We are currently evaluating whether the drug benefit provided by our postretirement plans would be considered actuarially equivalent. If we determine that our plans are actuarially equivalent, FSP 106-2 will be effective during the quarter ended September 30, 2004.

Critical Accounting Policies

        There have been no changes in the six months ended June 30, 2004 with respect to our critical accounting policies as presented in our 2003 annual report on Form 10-K.

Changes in Financial Condition

        The following information summarizes our working capital position as of June 30, 2004 and December 31, 2003 (dollars in millions):

	June 30, 2004	December 31, 2003	Difference	Percent Change
Current assets:
Cash and cash equivalents	$85.2	$97.8	$(12.6)	(13)%
Accounts and notes receivable	658.1	564.4	93.7	17%
Inventories	583.1	596.9	(13.8)	(2)%
Prepaid expenses	20.0	23.6	(3.6)	(15)%
Deferred income taxes	3.0	3.0	—	—%
Other current assets	83.9	83.6	0.3	—%

Total current assets	1,433.3	1,369.3	64.0	5%

Current liabilities:
Accounts payable	589.2	561.3	27.9	5%
Accrued liabilities	361.8	387.7	(25.9)	(7)%
Current portion of long-term debt	1.7	1.8	(0.1)	(6)%

Total current liabilities	952.7	950.8	1.9	—%

Working capital	$480.6	$418.5	$62.1	15%

        As of June 30, 2004, our working capital increased by $62.1 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash balances of $12.6 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements;

  •
  The increase in accounts receivable of $93.7 million is primarily due to higher average selling prices and higher sales volumes in certain segments.

  •
  The decrease in inventories of $13.8 million is mainly due to reduced inventory volumes, partially offset by an increase in raw material and energy prices;

  •
  The increase of $27.9 million in accounts payable is primarily attributable to increases in raw material and energy costs;

  •
  The decrease in accrued liabilities of $25.9 million primarily results from the timing of cash payments for various accruals, of which significant fluctuations include decreases of $11.5 million in payroll and related costs, $16.4 million in rebate accruals, $8.4 million in taxes payable, $9.0 million in hedging accruals and $14.6 million in other miscellaneous accruals, offset by $35.8 million in increased restructuring and plant closing accruals.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2004, we had no outstanding forward foreign exchange contracts with third-party banks. Predominantly, our foreign currency hedging activity is to sell forward our surplus non-dollar receivables for U.S. dollars. In addition, our accounts receivable securitization program requires that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program.

        Prior to the amendment and restatement of the HI Credit Facilities, under the terms of the HI Credit Facilities, we were required to hedge a significant portion of our floating rate debt through June 2004. In recent years, we have issued fixed rate debt in the form of the HI Senior Notes and HI Subordinated Notes that serves as a natural hedge for a portion of our floating rate debt. Now, effective with the amendment and restatement, we are no longer required to hedge our floating rate debt. As of June 30, 2004, we had outstanding approximately $211 million notional amount of interest rate swap, cap and collar transactions, which have maturities of three months or less. All such outstanding interest rate derivatives have maturity dates of no later than September 30, 2004. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transaction obligates us to pay a fixed amount of 5.895%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 5.25% and caps ranging from 7.0% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.31%. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $13 million. This increase would be reduced by approximately $2 million, on an annualized basis, as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At June 30, 2004, we had forward purchase and sale contracts for 45,000 tonnes of naphtha and 40,000 tonnes of other hydrocarbons, respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses and gains of approximately $0.3 million, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        No change in our internal control over financial reporting occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We have settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticised poly vinyl chloride ("u-PVC") products allegedly caused by our TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to our acquisition of the TiO2 business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. We brought suit against these insurers to recover the amounts we believe are due to us. A judgment in this suit is expected at the end of the third quarter or beginning of the fourth quarter 2004.

        During the second quarter 2004, we recorded a charge in the amount of $14.9 million with respect to Discoloration Claims. We expect that we will incur additional costs with respect to Discoloration Claims, potentially including additional settlement amounts. However, we do not believe that we have material ongoing exposure for additional Discoloration Claims, after giving effect to our rights under contracts of indemnity, including the rights of indemnity we have against ICI. Nevertheless, we can provide no assurance that our costs with respect to Discoloration Claims will not have a material adverse impact on our financial condition, results of operations or cash flows.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, and based in part on the indemnities provided to us in connection with the transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Part I—Item 2—Management's

Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters" for a discussion of environmental proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

  10.1
  Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, Citigroup Global Marketers Inc., as co-syndication agent, co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto

  31.1
  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  32.1
  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2
  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports Submitted on Form 8-K:

          During the three months ended June 30, 2004, we furnished current reports on Form 8-K on the following specified dates:

      April 15, 2004, with respect to Item 12
      June 8, 2004, with respect to Item 9
      June 14, 2004, with respect to Item 9

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN INTERNATIONAL LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Date: August 16, 2004
/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)
Date: August 16, 2004

EXHIBIT INDEX

Number	Description of Exhibits
10.1	Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, Citigroup Global Marketers Inc., as co-syndication agent, co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co- documentation agent, and various lending institutions party thereto
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002