Form 10-K/A
period 2003-12-31
HUNTSMAN INTERNATIONAL LLC
filed 2004-11-23
CIK 1089748

Use these links to rapidly review the document
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES AMENDMENT NO. 1 TO 2003 ANNUAL REPORT ON FORM 10-K/A TABLE OF CONTENTS
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES ITEMS 8 AND 15(a) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of our ultimate parent, we determined to reclassify certain amounts in our consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 to accurately reflect the effects of foreign currency exchange gains and losses. As a result, we have restated the consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001. The reclassifications have no impact on our (i) consolidated statements of operations and comprehensive income (loss), (ii) consolidated balance sheets or (iii) increase (decrease) in cash and cash equivalents on our consolidated statements of cash flows.

        To give effect to the restatement of our consolidated statements of cash flows, this Amendment No.1 on Form 10-K/A amends Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 8, "Financial Statements and Supplementary Data," of our original report on Form 10-K. In addition, this Amendment No. 1 amends Part II, Item 9A, "Controls and Procedures" of our original report on Form 10-K. This Amendment No. 1 does not amend any other item of our original report on Form 10-K.

        Except as set forth above or as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the March 30, 2004 filing of our original report on Form 10-K or modify or update the disclosures set forth in the original report in any way. As a result, this Amendment No. 1 contains forward-looking information that has not been updated for events subsequent to the March 30, 2004 filing of our original report on Form 10-K, and we direct you to our SEC filings made subsequent to March 30, 2004 for additional information.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
AMENDMENT NO. 1 TO
2003 ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

		Page
PART II
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32
ITEM 9A.	CONTROLS AND PROCEDURES	32
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	34

PART II

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

        Included in EBITDA are the following items of income (expense):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Foreign exchange gains—unallocated	$95.3	$47.0	$2.9
Loss on accounts receivable securitization program	(32.4)	(5.5)	(12.8)
Restructuring and plant closing costs:
Polyurethanes	$(28.1)	$—	$(44.7)
Performance Products	(22.1)	(4.6)	—
Pigments	(6.5)	(3.1)	(1.9)

Total restructuring and plant closing costs	$(56.7)	$(7.7)	$(46.6)

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

  •
  Restructuring and plant closing costs for the year ended December 31, 2002 were $7.7 million. A $4.6 million charge in the Performance Products segment resulted mainly from restructuring activities and the closure of the Alcover, Spain surfactants plant. A $3.1 million charge in the Pigments segment resulted from asset write-offs related to the closure of a TiO2manufacturing facility in Greatham, UK. For the year ended December 31, 2001, there was a $1.9 million charge resulting from cost reduction initiatives within the Pigments segment and a $44.7 million restructuring charge, primarily related to restructuring activities in our Polyurethanes segment, and the closure of our Shepton Mallet, UK polyols manufacturing facility.

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

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the year ended December 31, 2003 decreased to $98.5 million from $178.1 million for 2002. The variance is primarily attributable to reduced operating income as explained above in addition to a net increase in cash used in net working capital in 2003.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

        The principal material weakness identified by the auditors was that HMP's controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for the numerous financial reporting requirements of HMP and some of its subsidiaries, including us. Specifically, the auditors noted that there was not a detailed review of the data supporting the disclosures in the financial statements by a senior member of the controllership function, that supporting documentation for certain disclosures was very limited, that the processes used to aggregate the information varied by subsidiary, without a standard, comprehensive package of supporting disclosure, and that information delivered to senior management and the audit committee was not timely and was often incomplete. In addition, the auditors noted that we had made a data entry error during the transition of its PO business to the SAP enterprise resource planning system in April 2003. This error, which was not detected until February 2004, led to the restatement of our third quarter 2003 financial statements. The auditors also noted that during 2003, loss on sale of accounts receivable related to our receivables securitization program was reported incorrectly due to a failure to properly understand certain aspects of the securitization program and a lack of oversight in the accounting for the program. This error led to the restatement of our financial statements for the first three quarters of 2003. On October 12, 2004, we announced that we had determined to reclassify certain amounts in our consolidated statements of cash flows caused by errors in the automated process by which we determined the effect and classification of foreign exchange rates and the repayment of debt by a subsidiary on our statements of cash flows. These errors led to a restatement of our financial statements for the six months ended June 30, 2004 and year ended December 31, 2003. As previously announced, these reclassifications had no impact on our consolidated statements of operations.

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

        Our management, with the participation of our chief executive officer and chief financial officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. In undertaking this re-evaluation, our management has considered the matters identified by the auditors. Based on this re-evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        No change in our internal control over financial reporting occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

(c)
Description of exhibits.

Number	Description of Exhibits
3.1	Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-85141))
3.2	Second Amended and Restated Limited Liability Company Agreement of Huntsman International LLC dated December 20, 2001 (incorporated by reference to Exhibit 3.2 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
3.3	Certificate of Formation of Huntsman International Financial LLC (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-4 (File No. 333-85141))
3.4	Limited Liability Company Agreement of Huntsman International Financial LLC dated June 18, 1999, as amended by the First Amendment dated June 19, 1999 (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 (File No. 333-85141))
3.5	Memorandum of Association of Tioxide Group (incorporated by reference to Exhibit 3.5 to our registration statement on Form S-4 (File No. 333-85141))
3.6	Articles of Association of Tioxide Group (incorporated by reference to Exhibit 3.6 to our registration statement on Form S-4 (File No. 333-85141))
3.7	Memorandum of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-85141))
3.8	Articles of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No. 333-85141))
3.9	Certificate of Amendment to Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.9 to our annual report on Form 10-K for the year ended December 31, 2000)
3.10	Certificate of Amendment to Certificate of Formation of Huntsman International Financial LLC (incorporated by reference to Exhibit 3.10 to our annual report on Form 10-K for the year ended December 31, 2000)
3.11	Certificate of Formation of Huntsman Propylene Oxide Holdings LLC (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-58578))
3.12	Limited Liability Company Agreement of Huntsman Propylene Oxide Holdings LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No. 333-58578))

3.13	Certificate of Formation of Huntsman EA Holdings LLC (incorporated by reference to Exhibit 3.9 to our registration statement on Form S-4 (File No. 333-58578))
3.14	Limited Liability Company Agreement of Huntsman EA Holdings LLC dated December 22, 2000 (incorporated by reference to Exhibit 3.10 to our registration statement on Form S-4 (File No. 333-58578))
3.15	Certificate of Formation of Huntsman Texas Holdings LLC (incorporated by reference to Exhibit 3.11 to our registration statement on Form S-4 (File No. 333-58578))
3.16	Limited Liability Company Agreement of Huntsman Texas Holdings LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.12 to our registration statement on Form S-4 (File No. 333-58578))
3.17	Certificate of Formation of Eurofuels LLC (incorporated by reference to Exhibit 3.13 to our registration statement on Form S-4 (File No. 333-58578))
3.18	Limited Liability Company Agreement of Eurofuels LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-4 (File No. 333-58578))
3.19	Certificate of Formation of Eurostar Industries LLC (incorporated by reference to Exhibit 3.15 to our registration statement on Form S-4 (File No. 333-58578))
3.20	Limited Liability Company Agreement of Eurostar Industries LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.16 to our registration statement on Form S-4 (File No. 333-58578))
3.21	Certificate of Limited Partnership of Huntsman Ethyleneamines Ltd. (incorporated by reference to Exhibit 3.17 to our registration statement on Form S-4 (File No. 333-58578))
3.22	Articles of Limited Partnership of Huntsman Ethyleneamines Ltd. dated January 5, 2001 (incorporated by reference to Exhibit 3.18 to our registration statement on Form S-4 (File No. 333-58578))
3.23	Certificate of Limited Partnership of Huntsman Propylene Oxide Ltd. (incorporated by reference to Exhibit 3.19 to our registration statement on Form S-4 (File No. 333-58578))
3.24	First Amended and Restated Articles of Limited Partnership of Huntsman Propylene Oxide Ltd. dated October 1, 2000 (incorporated by reference to Exhibit 3.20 to our registration statement on Form S-4 (File No. 333-58578))
3.25	Certificate of Limited Partnership of Huntsman International Fuels, L.P. (incorporated by reference to Exhibit 3.21 to our registration statement on Form S-4 (File No. 333-58578))
3.26	Certificate of First Amendment to Certificate of Limited Partnership of Huntsman International Fuels, L.P. (incorporated by reference to Exhibit 3.22 to our registration statement on Form S-4 (File No. 333-58578))
3.27	First Amended and Restated Articles of Limited Partnership of Huntsman International Fuels, L.P. dated October 1, 2000 (incorporated by reference to Exhibit 3.23 to our registration statement on Form S-4 (File No. 333-58578))
4.1	Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No. 333-85141))
4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)
4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.1)
4.5	First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to our registration statement on Form S-4 (File No. 333-85141))

4.6	Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.6)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.6)
4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.6)
4.10	First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to our annual report on Form 10- K/A for the year ended December 31, 2001)
4.11	Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.11)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.11)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.11)
4.15	Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to our registration statement on Form S-4 (File No. 333-106482))
4.16	Exchange and Registration Rights Agreement, dated as of March 21, 2002, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.17	Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to our registration statement on Form S-4 (File No. 333-106482))
10.1	Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-85141))
10.2	Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-85141))

10.3	Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-85141))
10.4	Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-4 (File No. 333-85141) )
10.5	Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-4 (File No. 333-85141))
10.6	First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the year ended December 31, 2000)
10.7	Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 2000)
10.8	Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 2000)
10.9	Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended December 31, 2000)
10.10	Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for the year ended December 31, 2000)

10.11	Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (U.K.) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2000)
10.12	U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels, L.P., each as a Seller and an Originator (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the year ended December 31, 2000)
10.13	Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.22 to our annual report on Form 10-K for the year ended December 31, 2000)
10.14	U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (U.K.) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2000)
10.15	Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 4, 2001)
10.16	Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.25 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.17	Amendment Agreement, dated December 20, 2001, between Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC and Huntsman International LLC, to amend the Contribution Agreement dated as of April 15, 1999 (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-4 (File No. 333-106482))
10.18	Second Amendment, dated as of October 21, 2002, between Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA, and J.P. Morgan (Ireland) PLC, to Series 2000-1 Supplement, dated as of December 21, 2000 (incorporated by reference to Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2002)
10.19	First Amendment to Series 2001-1 Supplement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the year ended December 31, 2002)
10.20	First Amendment to Amended and Restated Pooling Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2002)

10.21		Amended and Restated Servicing Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., Tioxide Europe SRL, Huntsman Surface Sciences Italia SRL, Huntsman Patrica S.R.L., Tioxide Europe S.L., Huntsman Surface Sciences Ibérica, S.L., Tioxide Europe SAS, Huntsman Surface Sciences (France) S.A.S., Huntsman Surface Sciences UK Ltd, Huntsman Ethyleneamines Ltd., as Local Servicers, J.P. Morgan Bank (Ireland) PLC, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.30 to our annual report on Form 10-K for the year ended December 31, 2002)
10.22		Amended and Restated U.S. Receivables Purchase Agreement, dated as of October 21, 2002, among Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., and Huntsman Ethyleneamines Ltd., each as a Seller and an Originator (incorporated by reference to Exhibit 10.31 to our annual report on Form 10-K for the year ended December 31, 2002)
10.23		Amended and Restated UK Receivables Purchase Agreement, dated as of October 21, 2002, among Huntsman International LLC, as Purchaser, Huntsman Surface Sciences UK Limited, Tioxide Europe Limited, and Huntsman Petrochemicals (UK) Limited, as Originators, Huntsman (Europe) B.V.B.A, as Master Servicer (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K for the year ended December 31, 2002)
10.24		Fifth Amendment to Credit Agreement, dated as of February 7, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K for the year ended December 31, 2002)
10.25		Deed of Amendment to Contribution Agreement, dated as of November 27, 2002, among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings, LLC, and Huntsman International LLC (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K for the year ended December 31, 2002)
10.26		Sixth Amendment to Credit Agreement, dated as of April 9, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.27		Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to our registration statement on Form S-4 (File No. 333-106482))
10.28		Seventh Amendment to Credit Agreement, dated as of October 17, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.42 to our registration statement on Form S-4 (File No. 333-106482))
14.1	*	Financial Code of Ethics
21.1	*	Subsidiaries of Huntsman International LLC
31.1	**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed previously.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huntsman International LLC
Dated: November 23, 2004	By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        As discussed in Note 23, the accompanying consolidated statements of cash flows have been restated.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
November 23, 2004

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(As restated, see Note 23)	(As restated, see Note 23)	(As restated, see Note 23)
Cash Flows From Operating Activities:
Net income (loss)	$(130.9)	$20.1	$(60.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	277.9	256.2	229.0
Provision for losses on accounts receivable	10.2	4.1	2.8
Noncash restructuring and plant closing charges	11.4	6.1	7.8
Noncash interest expense	16.2	12.9	11.3
Deferred income taxes	—	(59.8)	(43.1)
Gain on foreign currency transactions	(64.3)	(29.5)	7.6
Loss on disposal of fixed assets	—	—	6.6
Minority interests in subsidiaries	—	(0.1)	2.2
Equity in earnings of investment in unconsolidated affiliates	—	(0.2)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(6.6)	1.6	84.9
Change in receivables sold, net	18.6	99.7	5.1
Inventories	26.6	(12.6)	17.3
Prepaid expenses	1.1	(9.1)	4.5
Other current assets	(29.2)	(15.0)	1.7
Other noncurrent assets	—	(9.4)	10.3
Accounts payable	(58.5)	(0.5)	(106.7)
Accrued liabilities	32.6	(70.2)	21.3
Other noncurrent liabilities	(6.6)	(16.2)	(10.5)

Net cash provided by operating activities	98.5	178.1	191.1

Investing Activities:
Capital expenditures	(127.4)	(190.5)	(291.0)
Acquisitions of businesses and minority interest	—	(9.0)	(209.5)
Investment in unconsolidated affiliate	(6.1)	—	—
Net cash received from unconsolidated affiliates	0.8	8.0	11.3
Advances to unconsolidated affiliates	(3.0)	(3.3)	(2.5)
Proceeds from sale of fixed assets	—	5.9	—

Net cash used in investing activities	(135.7)	(188.9)	(491.7)

Financing Activities:
Net borrowings (repayments) under revolving loan facilities	(45.0)	(43.6)	79.5
Issuance of senior notes	157.9	300.0	233.2
Proceeds from other long-term debt	205.0	—	4.4
Repayment of long-term debt	(264.0)	(245.0)	(2.4)
Net borrowings under overdraft facility	7.5	—	—
Shares of subsidiary issued to minorities for cash	2.7	—	—
Debt issuance costs	(9.7)	(10.3)	(6.5)
Refund of distribution from HIH	—	—	4.0

Net cash provided by financing activities	54.4	1.1	312.2

Effect of exchange rate changes on cash	5.2	1.2	6.2

Increase (decrease) in cash and cash equivalents	22.4	(8.5)	17.8
Cash and cash equivalents at beginning of period	75.4	83.9	66.1

Cash and cash equivalents at end of period	$97.8	$75.4	$83.9

Supplemental cash flow information:
Cash paid for interest	$222.5	$235.0	$222.2
Cash paid for income taxes	$13.8	$12.3	$15.0
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

Recently Issued Financial Accounting Standards

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN No. 46 (FIN No. 46R), which clarified certain complexities and generally requires adoption no later than March 31, 2004 for all entities other than special purpose entities under previous guidance. The adoption of FIN No. 46R will not have a material impact on the Company's consolidated earnings, financial position, or cash flows.

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

        The following is an update of the Company's disclosures regarding the HI Credit Facilities: on July 13, 2004, the Company amended and restated the HI Credit Facilities. In connection with this amendment and restatement, the Company raised approximately $126.6 million of net proceeds from the issuance of additional term loan borrowings, of which $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The amendment and restatement reduced the revolving loan facility from $400.0 million to $375.0 million, maturing September 2008, and also provided for, among other things, changes to the applicable interest rate spreads, the amendment of certain financial covenants, including changes to the maximum leverage ratio, the minimum interest coverage ratio, and an increase in the permitted amount of annual consolidated capital expenditures.

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

        The following schedule reconciles the differences between the United States federal income taxes at the United States statutory rate to the Company's provision (benefit) for income taxes (dollars in millions):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Income taxes at U.S. federal statutory rate	$(38.3)	$(7.5)	$(29.1)
Income not subject to U.S. federal income tax	(4.0)	(23.1)	13.0
State income taxes	0.5	0.4	0.4
Foreign country incentive tax benefits	(3.5)	(17.0)	(14.5)
Foreign currency exchange gains and losses	(13.0)	0.8	0.3
Foreign income tax rate in excess of federal statutory rate	21.9	8.8	4.4
Change in valuation allowance	50.6	—	—
Expiration and utilization of net operating losses	7.6	—	—
Other	(0.2)	(3.9)	(0.5)

Total	$21.6	$(41.5)	$(26.0)

Effective income tax rate	(19)%	193%	31%

        The components of deferred tax assets and liabilities are as follows (dollars in millions):

	December 31, 2003		December 31, 2002
	Current	Long-term	Current	Long-term
Deferred income tax assets:
Net operating loss carryforwards	$—	$266.5	$—	$200.9
Tax basis of plant and equipment in excess of book basis	—	31.9	—	38.9
Employee benefits	—	0.5	—	6.1
Other accruals and reserves	14.6	—	45.2	—
Valuation allowance	—	(64.5)	—	(10.1)

Total	14.6	234.4	45.2	235.8
Deferred income tax liabilities:
Book basis of plant and equipment in excess of tax basis	—	(413.6)	—	(381.4)
Employee benefits	—	(55.6)	—	(69.5)
Other accruals and reserves	(11.6)	—	(14.0)	—

Total	(11.6)	(469.2)	(14.0)	(450.9)

Net deferred tax asset (liability)	$3.0	$(234.8)	$31.2	$(215.1)

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

15. Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) are as follows (dollars in millions):

	December 31, 2003		December 31, 2002		December 31, 2001
	Accumulated other comprehensive income (loss)	Other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Other comprehensive income (loss)
Foreign currency translation adjustments	$160.5	$198.1	$(37.6)	$148.1	$(185.7)	$(65.0)
Additional minimum pension liability, net of tax of $29.6 million and $37.7 million as of December 31, 2003 and 2002 respectively.	(77.1)	11.0	(88.1)	(88.1)	—	—
Additional minimum pension liability — unconsolidated affiliate	(5.6)	(0.2)	(5.4)	(5.4)	—	—
Unrealized gain (loss) on securities	0.2	3.8	(3.6)	(3.6)	—	—
Net unrealized gain (loss) on derivative instruments	(4.9)	6.7	(11.6)	2.4	(14.0)	(14.0)
Cumulative effect of accounting change	(1.1)	—	(1.1)	—	(1.1)	(1.1)

Total	$72.0	$219.4	$(147.4)	$53.4	$(200.8)	$(80.1)

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

23. Restatements

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of the Company's ultimate parent, the Company determined to reclassify certain amounts in its consolidated statements of cash flows for the year ended December 31, 2003, 2002 and 2001, to accurately reflect the effects of foreign currency exchange gains and losses and investments in unconsolidated affiliates. As a result, the Company restated the accompanying consolidated statements of cash flows for the years ended December 31, 2003, 2002, and 2001. There was no change to the line "Cash or Cash Equivalents" due to this restatement. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Year ended December 31, 2003		Year ended December 31, 2002		Year ended December 31, 2001
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Net cash provided by operating activities	$48.5	$98.5	$157.5	$178.1	$202.4	$191.1
Effect of exchange rate changes on cash	55.2	5.2	21.8	1.2	(5.1)	6.2

24. Subsequent Events

Litigation

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

        Certain insurers have denied coverage with respect to certain Discoloration Claims. The Company brought suit against these insurers to recover the amounts the Company believes are due to it. The court found in favor of the insurers, but the Company has lodged an application for leave to appeal that decision. The Company does not expect the application to be determined before the end of 2004.

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

Restructuring and Plant Closing Costs

        During the nine months ended September 30, 2004, the Company recorded additional restructuring and plant closing costs of $171.5 million, of which $82.4 million represents non-cash charges for asset impairments and write-downs.

        In addition, on October 27, 2004, the Company adopted a plan to rationalize the Whitehaven, U.K., surfactants operations of our Performance Products segment. In connection with the rationalization of the Whitehaven facility, the Company expects to recognize a restructuring charge of approximately $51 million in the fourth quarter of 2004.

25. Consolidating Condensed Financial Statements

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash used in operating activities	$(244.8)	$287.2	$56.1	$—	$98.5
Investing activities:
Capital expenditures	(6.9)	(9.5)	(111.0)	—	(127.4)
Investment in unconsolidated affiliate	—	—	(6.1)	—	(6.1)
Net cash received from unconsolidated affiliates	—	0.8	—	—	0.8
Advances to unconsolidated affiliates	(3.0)	—	—	—	(3.0)

Net cash used in investing activities	(9.9)	(8.7)	(117.1)	—	(135.7)

Financing activities:
Net repayments under revolving loan facilities	(45.0)	—	—	—	(45.0)
Issuance of senior notes	157.9	—	—	—	157.9
Proceeds from long-term debt	205.0	—	—	—	205.0
Repayment of long-term debt	(259.1)	—	(4.9)	—	(264.0)
Net borrowings under overdraft facilities	7.5	—	—	—	7.5
Cash contributions by parent	—	248.9	4,159.5	(4,408.4)	—
Cash distributions from subsidiaries	4,716.7	—	—	(4,716.7)	—
Cash distributions to parent	—	(548.9)	(4,167.8)	4,716.7	—
Cash distributions to subsidiaries	(4,408.4)	—	—	4,408.4	—
Shares issued to minorities for cash	—	—	2.7	—	2.7
Debt issuance costs	(9.7)	—	—	—	(9.7)
Intercompany advances—net of repayments	(112.6)	20.9	91.7	—	—

Net cash provided by (used in) financing activities	252.3	(279.1)	81.2	—	54.4

Effect of exchange rate changes on cash	—	—	5.2	—	5.2

Increase in cash and cash equivalents	(2.4)	(0.6)	25.4	—	22.4
Cash and cash equivalents at beginning of period	19.0	0.3	56.1	—	75.4

Cash and cash equivalents at end of period	$16.6	$(0.3)	$81.5	$—	$97.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

YEAR ENDED DECEMBER 31, 2002

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash used in operating activities	$56.4	$(7.7	$129.4	$—	$178.1
Investing activities:
Capital expenditures	(9.4)	(3.1)	(178.0)	—	(190.5)
Acquisition minority interest	—	—	(9.0)	—	(9.0)
Net cash received from unconsolidated affiliates	—	8.0	—	—	8.0
Advances to unconsolidated affiliates	(3.3)	—	—	—	(3.3)
Proceeds from sale of fixed assets	(0.4)	—	6.3	—	5.9

Net cash used in investing activities	(13.1)	4.9	(180.7)	—	(188.9)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	(43.6)	—	—	—	(43.6)
Issuance of senior notes	300.0	—	—	—	300.0
Repayment of long term debt	(247.2)	—	2.2	—	(245.0)
Debt issuance costs	(10.3)	—	—	—	(10.3)
Cash contributions by parent	—	441.5	3,232.5	(3,674.0)	—
Cash distributions from subsidiaries	3,612.5	—	—	(3,612.5)	—
Cash distributions to parent	—	(431.8)	(3,180.7)	3,612.5	—
Cash distributions to subsidiaries	(3,674.0)	—	—	3,674.0	—
Intercompany advances—net of repayments	17.3	(9.4)	(7.9)	—	—

Net cash provided by (used in) financing activities	(45.3)	0.3	46.1	—	1.1

Effect of exchange rate changes on cash	—	—	1.2	—	1.2

Increase in cash and cash equivalents	(2.0)	(2.5)	(4.0)	—	(8.5)
Cash and cash equivalents at beginning of period	21.0	2.8	60.1	—	83.9

Cash and cash equivalents at end of period	$19.0	$0.3	$56.1	$—	$75.4

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOW

YEAR ENDED DECEMBER 31, 2001

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash used in operating activities	$(158.1)	$(12.2)	$361.4	$—	$191.1
Investing activities:
Capital expenditures	(48.2)	(4.0)	(238.8)	—	(291.0)
Acquisition of other businesses	(33.8)	(29.1)	(146.6)	—	(209.5)
Net cash received from unconsolidated affiliates	—	11.3	—	—	11.3
Advances to unconsolidated affiliates	(2.5)	—	—	—	(2.5)

Net cash used in investing activities	(84.5)	(21.8)	(385.4)	—	(491.7)

Financing activities:
Net borrowings under revolving loan facilities	79.5	—	—	—	79.5
Issuance of senior subordinated notes	233.2	—	—	—	233.2
Proceeds from other long-term debt	—	—	4.4	—	4.4
Repayment of other long-term debt	—	—	(2.4)	—	(2.4)
Debt issuance costs	(6.5)	—	—	—	(6.5)
Cash contributions by parent	4.0	831.3	3,183.1	(4,014.4)	4.0
Cash distributions from subsidiaries	3,935.9	—	—	(3,935.9)	—
Cash distributions to parent	—	(744.5)	(3,191.4)	3,935.9	—
Cash distributions to subsidiaries	(3,963.3)	(51.1)	—	4,014.4	—
Intercompany advances—net of repayments	(24.9)	1.1	23.8	—	—

Net cash provided by (used in) financing activities	257.9	36.8	17.5	—	312.2

Effect of exchange rate changes on cash	—	—	6.2	—	6.2

Increase in cash and cash equivalents	15.3	2.8	(0.3)	—	17.8
Cash and cash equivalents at beginning of period	5.7	—	60.4	—	66.1

Cash and cash equivalents at end of period	$21.0	$2.8	$60.1	$—	$83.9

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts		Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2003	$14.5	$10.2	$—		$(11.3)	$13.4
Year Ended December 31, 2002	$15.2	$4.1	$—		$(4.8)	$14.5
Year Ended December 31, 2001	$10.6	$2.8	$3.0	(1)	$(1.2)	$15.2

(1)
Represents specific reserves provided for receivables which were purchased with businesses acquired in 2001.

EXHIBIT INDEX

Number	Description of Exhibits
3.1	Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-85141))
3.2	Second Amended and Restated Limited Liability Company Agreement of Huntsman International LLC dated December 20, 2001 (incorporated by reference to Exhibit 3.2 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
3.3	Certificate of Formation of Huntsman International Financial LLC (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-4 (File No. 333-85141))
3.4	Limited Liability Company Agreement of Huntsman International Financial LLC dated June 18, 1999, as amended by the First Amendment dated June 19, 1999 (incorporated by reference to Exhibit 3.4 to our registration statement on Form S-4 (File No. 333-85141))
3.5	Memorandum of Association of Tioxide Group (incorporated by reference to Exhibit 3.5 to our registration statement on Form S-4 (File No. 333-85141))
3.6	Articles of Association of Tioxide Group (incorporated by reference to Exhibit 3.6 to our registration statement on Form S-4 (File No. 333-85141))
3.7	Memorandum of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-85141))
3.8	Articles of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No. 333-85141))
3.9	Certificate of Amendment to Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.9 to our annual report on Form 10-K for the year ended December 31, 2000)
3.10	Certificate of Amendment to Certificate of Formation of Huntsman International Financial LLC (incorporated by reference to Exhibit 3.10 to our annual report on Form 10-K for the year ended December 31, 2000)
3.11	Certificate of Formation of Huntsman Propylene Oxide Holdings LLC (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333-58578))
3.12	Limited Liability Company Agreement of Huntsman Propylene Oxide Holdings LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No. 333-58578))
3.13	Certificate of Formation of Huntsman EA Holdings LLC (incorporated by reference to Exhibit 3.9 to our registration statement on Form S-4 (File No. 333-58578))
3.14	Limited Liability Company Agreement of Huntsman EA Holdings LLC dated December 22, 2000 (incorporated by reference to Exhibit 3.10 to our registration statement on Form S-4 (File No. 333-58578))
3.15	Certificate of Formation of Huntsman Texas Holdings LLC (incorporated by reference to Exhibit 3.11 to our registration statement on Form S-4 (File No. 333-58578))
3.16	Limited Liability Company Agreement of Huntsman Texas Holdings LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.12 to our registration statement on Form S-4 (File No. 333-58578))
3.17	Certificate of Formation of Eurofuels LLC (incorporated by reference to Exhibit 3.13 to our registration statement on Form S-4 (File No. 333-58578))
3.18	Limited Liability Company Agreement of Eurofuels LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-4 (File No. 333-58578))
3.19	Certificate of Formation of Eurostar Industries LLC (incorporated by reference to Exhibit 3.15 to our registration statement on Form S-4 (File No. 333-58578))
3.20	Limited Liability Company Agreement of Eurostar Industries LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.16 to our registration statement on Form S-4 (File No. 333-58578))

3.21	Certificate of Limited Partnership of Huntsman Ethyleneamines Ltd. (incorporated by reference to Exhibit 3.17 to our registration statement on Form S-4 (File No. 333-58578))
3.22	Articles of Limited Partnership of Huntsman Ethyleneamines Ltd. dated January 5, 2001 (incorporated by reference to Exhibit 3.18 to our registration statement on Form S-4 (File No. 333-58578))
3.23	Certificate of Limited Partnership of Huntsman Propylene Oxide Ltd. (incorporated by reference to Exhibit 3.19 to our registration statement on Form S-4 (File No. 333-58578))
3.24	First Amended and Restated Articles of Limited Partnership of Huntsman Propylene Oxide Ltd. dated October 1, 2000 (incorporated by reference to Exhibit 3.20 to our registration statement on Form S-4 (File No. 333-58578))
3.25	Certificate of Limited Partnership of Huntsman International Fuels, L.P. (incorporated by reference to Exhibit 3.21 to our registration statement on Form S-4 (File No. 333-58578))
3.26	Certificate of First Amendment to Certificate of Limited Partnership of Huntsman International Fuels, L.P. (incorporated by reference to Exhibit 3.22 to our registration statement on Form S-4 (File No. 333-58578))
3.27	First Amended and Restated Articles of Limited Partnership of Huntsman International Fuels, L.P. dated October 1, 2000 (incorporated by reference to Exhibit 3.23 to our registration statement on Form S-4 (File No. 333-58578))
4.1	Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No. 333-85141))
4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)
4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.1)
4.5	First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to our registration statement on Form S-4 (File No. 333-85141))
4.6	Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.6)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.6)
4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.6)
4.10	First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.11	Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.11)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.11)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.11)
4.15	Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to our registration statement on Form S-4 (File No. 333-106482))
4.16	Exchange and Registration Rights Agreement, dated as of March 21, 2002, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.17	Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to our registration statement on Form S-4 (File No. 333-106482))
10.1	Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-85141))
10.2	Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-85141))
10.3	Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-85141))
10.4	Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-4 (File No. 333-85141))
10.5	Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-4 (File No. 333-85141))
10.6	First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the year ended December 31, 2000)

10.7	Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 2000)
10.8	Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 2000)
10.9	Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended December 31, 2000)
10.10	Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for the year ended December 31, 2000)
10.11	Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (U.K.) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2000)
10.12	U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels, L.P., each as a Seller and an Originator (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the year ended December 31, 2000)
10.13	Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.22 to our annual report on Form 10-K for the year ended December 31, 2000)
10.14	U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (U.K.) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2000)
10.15	Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 4, 2001)

10.16	Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.25 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.17	Amendment Agreement, dated December 20, 2001, between Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC and Huntsman International LLC, to amend the Contribution Agreement dated as of April 15, 1999 (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-4 (File No. 333-106482))
10.18	Second Amendment, dated as of October 21, 2002, between Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA, and J.P. Morgan (Ireland) PLC, to Series 2000-1 Supplement, dated as of December 21, 2000 (incorporated by reference to Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2002)
10.19	First Amendment to Series 2001-1 Supplement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the year ended December 31, 2002)
10.20	First Amendment to Amended and Restated Pooling Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2002)
10.21	Amended and Restated Servicing Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., Tioxide Europe SRL, Huntsman Surface Sciences Italia SRL, Huntsman Patrica S.R.L., Tioxide Europe S.L., Huntsman Surface Sciences Ibérica, S.L., Tioxide Europe SAS, Huntsman Surface Sciences (France) S.A.S., Huntsman Surface Sciences UK Ltd, Huntsman Ethyleneamines Ltd., as Local Servicers, J.P. Morgan Bank (Ireland) PLC, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.30 to our annual report on Form 10-K for the year ended December 31, 2002)
10.22	Amended and Restated U.S. Receivables Purchase Agreement, dated as of October 21, 2002, among Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., and Huntsman Ethyleneamines Ltd., each as a Seller and an Originator (incorporated by reference to Exhibit 10.31 to our annual report on Form 10-K for the year ended December 31, 2002)
10.23	Amended and Restated UK Receivables Purchase Agreement, dated as of October 21, 2002, among Huntsman International LLC, as Purchaser, Huntsman Surface Sciences UK Limited, Tioxide Europe Limited, and Huntsman Petrochemicals (UK) Limited, as Originators, Huntsman (Europe) B.V.B.A, as Master Servicer (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K for the year ended December 31, 2002)
10.24	Fifth Amendment to Credit Agreement, dated as of February 7, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K for the year ended December 31, 2002)
10.25	Deed of Amendment to Contribution Agreement, dated as of November 27, 2002, among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings, LLC, and Huntsman International LLC (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K for the year ended December 31, 2002)

10.26	Sixth Amendment to Credit Agreement, dated as of April 9, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.27	Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to our registration statement on Form S-4 (File No. 333-106482))
10.28	Seventh Amendment to Credit Agreement, dated as of October 17, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.42 to our registration statement on Form S-4 (File No. 333-106482))
14.1*	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to our annual report on Form 10-K for the year ended December 31, 2003)
21.1*	Subsidiaries of Huntsman International LLC (incorporated by reference to Exhibit 21.1 to our annual report on Form 10-K for the year ended December 31, 2003)
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed previously.

** Filed herewith.