Form 10-Q
period 2005-03-31
HUNTSMAN INTERNATIONAL LLC
filed 2005-05-11
CIK 1089748

Use these links to rapidly review the document
HUNTSMAN INTERNATIONAL LLC QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

        On May 9, 2005, 1,000 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant's units of membership interest. All of the registrant's units of membership interest are held by an affiliate.

HUNTSMAN INTERNATIONAL LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$121.1	$138.0
Accounts receivable (net of allowance for doubtful accounts of $8.9 and $10.7, respectively)	1,004.5	770.1
Accounts receivable from affiliates	8.6	35.9
Inventories	823.0	735.6
Prepaid expenses	33.5	30.8
Deferred income taxes	10.2	10.2
Other current assets	64.5	50.5

Total current assets	2,065.4	1,771.1
Property, plant and equipment, net	3,068.7	3,183.7
Investment in unconsolidated affiliates	149.4	146.2
Intangible assets, net	245.3	254.0
Notes receivable—affiliates	—	10.8
Other noncurrent assets	485.0	483.1

Total assets	$6,013.8	$5,848.9

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$930.0	$589.2
Accounts payable to affiliates	68.3	99.1
Accrued liabilities	314.8	419.7
Current portion of long-term debt	9.6	10.5

Total current liabilities	1,322.7	1,118.5
Long-term debt	2,929.6	3,044.3
Deferred income taxes	161.2	179.2
Notes payable—affiliates	—	29.9
Other noncurrent liabilities	336.8	269.5

Total liabilities	4,750.3	4,641.4

Minority interests	18.2	8.8

Commitments and contingencies (Notes 16 and 17)
Member's equity:
Member's equity, 1,000 units	1,026.1	1,026.1
Retained earnings	97.9	6.1
Accumulated other comprehensive income	121.3	166.5

Total member's equity	1,245.3	1,198.7

Total liabilities and member's equity	$6,013.8	$5,848.9

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
CONDENSED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues:
Trade sales, services, and fees	$1,895.7	$1,461.6
Related party sales	66.2	36.5

Total revenues	1,961.9	1,498.1
Cost of goods sold	1,605.5	1,350.0

Gross profit	356.4	148.1

Expenses:
Selling, general and administrative	86.6	93.0
Research and development	10.5	12.2
Other operating expense (income)	33.6	(5.2)
Restructuring and plant closing costs	7.0	8.7

Total expenses	137.7	108.7

Operating income	218.7	39.4
Interest expense, net	(63.8)	(69.0)
Loss on accounts receivable securitization program	(3.2)	(3.5)
Other expense	(1.3)	(0.2)

Income (loss) before income taxes	150.4	(33.3)
Income tax expense	(23.5)	(3.6)
Minority interests	(0.1)	—

Net income (loss)	126.8	(36.9)
Other comprehensive (loss) income	(45.2)	1.8

Comprehensive income (loss)	$81.6	$(35.1)

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (UNAUDITED)

(Dollars in Millions)

	Member's Equity			Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Units	Amount			Total
Balance, January 1, 2005	1,000	$1,026.1	$6.1	$166.5	$1,198.7
Net income	—	—	126.8	—	126.8
Dividends paid to parent	—	—	(35.0)	—	(35.0)
Other comprehensive loss	—	—	—	(45.2)	(45.2)

Balance, March 31, 2005	1,000	$1,026.1	$97.9	$121.3	$1,245.3

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

DOLLARS IN MILLIONS

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash Flows From Operating Activities:
Net income (loss)	$126.8	$(36.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75.8	77.0
(Recovery) provision for losses on accounts receivable	(2.4)	0.3
Noncash loss on early extinguishment of debt	1.3	—
Noncash interest expense	2.9	4.2
Deferred income taxes	11.5	3.0
Unrealized losses (gains) on foreign currency transactions	12.6	(20.1)
Changes in operating assets and liabilities net of new consolidated entity:
Accounts and notes receivables	(48.5)	(103.9)
Change in receivables sold, net	64.9	8.8
Inventories	(69.0)	62.0
Prepaid expenses	(2.3)	(0.8)
Other current assets	(17.5)	(13.1)
Other noncurrent assets	13.0	(0.8)
Accounts payable	48.4	23.4
Accrued liabilities	(48.5)	(64.3)
Other noncurrent liabilities	(38.3)	(0.1)

Net cash provided by (used in) operating activities	130.7	(61.3)

Investing Activities:
Capital expenditures	(33.5)	(38.2)
Investments in unconsolidated affiliate	(8.1)	(11.9)
Net cash received from unconsolidated affiliate	—	1.8
Advances to unconsolidated affiliates	(0.8)	(0.6)
Proceeds from sale of fixed assets	4.6	—

Net cash used in investing activities	(37.8)	(48.9)

Financing Activities:
Borrowings under revolving loan facilities	—	88.0
Repayment of long-term debt—credit facilities	(75.2)	—
Net borrowings under overdraft facility	—	4.9
Shares issued to minority shareholders for cash	3.6	—
Repayments of senior notes	(4.1)	—
Dividend paid to parent	(35.0)	—
Other	2.5	—

Net cash (used in) provided by financing activities	(108.2)	92.9

Effect of exchange rate changes on cash	(1.6)	—

Decrease in cash and cash equivalents	(16.9)	(17.3)
Cash and cash equivalents at beginning of period	138.0	97.8

Cash and cash equivalents at end of period	$121.1	$80.5

Supplemental cash flow information:
Cash paid for interest	$88.9	$104.0
Cash paid for income taxes	$2.6	$3.0

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

  Description of Business

        Huntsman International LLC (including its subsidiaries, unless the context otherwise requires, the "Company," "our," "us," or "we") is a global manufacturer and marketer of differentiated and commodity chemicals. We manage our business through four segments: Polyurethanes, Performance Products, Pigments and Base Chemicals. We manufacture our products at facilities located in North America, Europe, Asia and Africa and sell our products throughout the world.

  Company

        We are a wholly-owned subsidiary of Huntsman International Holdings LLC ("HIH"). All of the membership interests of HIH are owned directly and indirectly by Huntsman Corporation.

  Initial Public Offering of Huntsman Corporation

        On February 16, 2005, Huntsman Corporation, our parent corporation, completed initial public offerings of (i) 55,681,819 shares of its common stock sold by Huntsman Corporation and 13,579,546 shares of its common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and (ii) 5,750,000 shares of its 5% Mandatory Convertible Preferred Stock sold by Huntsman Corporation at a price to the public of $50 per share. Net proceeds to Huntsman Corporation from the offering were approximately $1,500 million, substantially all of which has been used to repay outstanding indebtedness of certain of Huntsman Corporation's subsidiaries, including HMP Equity Holdings Corporation, Huntsman LLC and HIH.

  Interim Financial Statements

        Our unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the our Annual Report on Form 10-K for the year ended December 31, 2004.

  Principles of Consolidation

        Our consolidated financial statements include the accounts of our majority-owned subsidiaries and variable interest entities for which we are the primary beneficiary.

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

2.     Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. We were required to adopt this financial interpretation on January 1, 2005. The adoption of the standard required us to consolidate our Rubicon Inc. joint venture; however the consolidation of the joint venture was not significant to the financial statements.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $0.2 million during the three months ended March 31, 2005. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 2005. We are reviewing FIN 47 to determine its impact on our financial statements.

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchase and Sales of Inventory with the Same Counterparty," that, if adopted, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Raw materials and supplies	$224.2	$191.4
Work in progress	41.9	45.4
Finished goods	556.9	498.8

Total	$823.0	$735.6

        In the normal course of operations, we exchange raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements receivable by us at March 31, 2005 was $0.6 million (0.1 million pounds of feedstock and products), which represented the amount to be received by us under open exchange agreements. The amount included in inventory under open exchange agreements receivable by us at December 31, 2004 was $1.1 million (2.1 million pounds of feedstock and products), which represented the amount payable by us under open exchange agreements.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Land	$54.0	$56.7
Buildings	226.8	230.9
Plant and equipment	3,992.6	4,095.9
Construction in progress	191.8	173.2

Total	4,465.2	4,556.7
Less accumulated depreciation	(1,396.5)	(1,373.0)

Net	$3,068.7	$3,183.7

        Depreciation expense for the three months ended March 31, 2005 and March 31, 2004, was $68.9 million and $69.3 million respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $16.6 million at both March 31, 2005 and December 31, 2004; related amounts included in accumulated depreciation were $5.6 million and $5.4 million at March 31, 2005 and December 31, 2004, respectively.

5.     Investments in Unconsolidated Affiliates

        Our ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Louisiana Pigment Company, L.P. (50%)	$123.2	$121.6
BASF Huntsman Shanghai Isocyanate Investment BV (50%)	25.9	17.9
Rubicon, Inc. (50%)(a)	—	5.7
Others	0.3	1.0

Total	$149.4	$146.2

(a)
Beginning January 1, 2005, we consolidated the results of operations and financial position of Rubicon, Inc. in accordance with FIN 46R since we are the primary beneficiary of this variable interest entity. As noted, we own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving us an indirect 35% interest in the manufacturing joint venture. BASF Huntsman Shanghai Isocyanate Investment BV is an unrestricted subsidiary under the HI Credit Facilities and under the indentures governing our notes.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

	March 31, 2005			December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$388.3	$149.1	$239.2	$389.9	$142.7	$247.2
Non-compete agreements	49.7	43.6	6.1	49.9	43.1	6.8

Total	$438.0	$192.7	$245.3	$439.8	$185.8	$254.0

        Amortization expense for intangible assets for the three months ended March 31, 2005 and 2004, was $6.3 million and $8.3 million respectively. Estimated future amortization expense for intangible assets through December 31, 2009 is $26.2 million annually in 2005, $25.9 million annually in 2006, and $23.9 million annually for 2007, 2008 and 2009.

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Prepaid pension costs	$259.7	$266.0
Debt issuance costs, net	48.2	52.5
Capitalized turnaround expense, net	60.7	72.7
Spare parts inventory	65.7	56.7
Other noncurrent assets	50.7	35.2

Total	$485.0	$483.1

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Payroll and related costs	$90.3	$112.1
Interest	35.7	62.8
Volume and rebates accruals	48.0	64.1
Income tax payable	29.0	26.7
Taxes (property and VAT)	13.4	36.5
Restructuring and plant closing costs	67.2	87.6
Environmental accruals	5.5	5.7
Other miscellaneous accruals	25.7	24.2

Total	$314.8	$419.7

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Pension liabilities	$240.8	$168.6
Restructuring and plant closing costs	23.9	19.0
Other postretirement benefits	11.8	12.2
Environmental accruals	14.7	15.5
Other noncurrent liabilities	45.6	54.2

Total	$336.8	$269.5

10.   Restructuring and Plant Closing Costs

        As of March 31, 2005 and December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(1)
Accrued liabilities as of December 31, 2004	$82.9	$4.8	$5.1	$13.8	$106.6
2005 Charges for 2003 activities	4.2	—	—		4.2
2005 Charges for 2004 activities	2.4	0.2	0.1	0.1	2.8
2005 Payments for 2003 activities	(5.5)	—	—	—	(5.5)
2005 Payments for 2004 activities	(14.0)	—	—	—	(14.0)
Foreign currency effect on reserve balance	(3.0)	—	—	—	(3.0)

Accrued liabilities as of March 31, 2005	$67.0	$5.0	$5.2	$13.9	$91.1

(1)
Accrued liabilities by initiatives are as follows:

	March 31, 2005	December 31, 2004
2003 activities	$21.3	$22.6
2004 activities	69.1	80.3
Foreign currency effect on reserve balance	0.7	3.7

Total	$91.1	$106.6

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Base Chemicals	Total
Accrued liabilities as of December 31, 2004	$19.0	$50.5	$22.0	$15.1	$106.6
2005 Charges for 2003 activities	1.4	—	2.8	—	4.2
2005 Charges for 2004 activities	0.5	—	0.1	2.2	2.8
2005 Payments for 2003 activities	(1.6)	(0.2)	(3.7)	—	(5.5)
2005 Payments for 2004 activities	(2.1)	(1.8)	(5.9)	(4.2)	(14.0)
Foreign currency effect on reserve balance	(0.5)	(1.4)	(1.0)	(0.1)	(3.0)

Accrued liabilities as of March 31, 2005	$16.7	$47.1	$14.3	$13.0	$91.1

Current portion of restructuring reserve	$7.3	$32.6	$14.3	$13.0	$67.2
Long-term portion of restructuring reserve	9.4	14.5	—	—	23.9
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year
Cash charges	$4.0	$—	$11.6	$1.3	$16.9
Noncash charges	—	—	—	—	—
Estimated additional charges beyond one year
Cash charges	$—	$—	$9.6	$—	$9.6
Noncash charges	—	—	—	—	—

        As of March 31, 2005 and December 31, 2004, we had reserves for restructuring and plant closing costs of $91.1 million and $106.6 million, respectively. During the three months ended March 31, 2005, we recorded additional charges of $7.0 million, payable in cash, for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the first quarter of 2005, we made cash payments against these reserves of $19.5 million.

        As of December 31, 2004, the Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of its West Deptford, New Jersey site (as announced in 2004), restructuring activities, at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the three months ended March 31, 2005, the Polyurethanes segment recorded restructuring charges of $1.9 million related to these activities, all of which was payable in cash, and made cash payments of $3.7 million. These restructuring activities are expected to result in additional restructuring charges of approximately $4.0 million through 2005 and result in additional workforce reductions of approximately 65 positions. We have reduced 13 positions during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Polyurethanes segment recorded restructuring charges of $4.8 million.

        As of December 31, 2004, the Performance Products segment reserve consisted of $50.5 million related to various restructuring programs across its European surfactants business, including the closure of substantially all of its Whitehaven, U.K. surfactants facility. These restructuring activities are not expected to result in additional restructuring charges and will result in workforce reductions of approximately 300 additional positions. During the three months ended March 31, 2005, the Performance Products segment made cash payments of $2.0 million.

        As of December 31, 2004, the Pigments segment reserve consisted of $22.0 million related to its global workforce reductions announced in 2003 and the reduction of its titanium dioxide ("TiO2") production capacity announced in 2004. During the three months ended March 31, 2005, the Pigments segment recorded restructuring charges of $2.9 million related to these restructuring activities, all of which was payable in cash, and made cash payments of $9.6 million. These restructuring activities are expected to result in additional restructuring charges of approximately $21.3 million through 2006 and result in workforce reductions of approximately 300 positions, of which 100 positions have been reduced during the three months ended March 31, 2005. During the three months ended March 31,2004, the Pigments segment recorded restructuring charges of $3.9 million.

        As of December 31, 2004, the Base Chemicals segment reserve consisted of $15.1 million related primarily to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at the Wilton and North Tees, U.K. facilities. During the three months ended March 31, 2005, the Base Chemicals segment recorded restructuring charges of $2.2 million related to these activities, all of which is payable in cash, and made cash payments of $4.2 million. These restructuring activities are expected to result in additional restructuring charges of approximately $1.3 million through 2005 and result in workforce reductions of approximately 100 positions.

11.   Debt

        Outstanding debt consists of the following (dollars in millions):

	March 31, 2005	December 31, 2004
HI Credit Facilities:
Revolving loan facility	$—	$—
Term B loan	1,235.9	1,314.1
HI Senior Notes	455.7	456.0
HI Subordinated Notes	1,203.2	1,242.0
Other debt	44.4	42.7

Total Debt	2,939.2	3,054.8
Less current portion	(9.6)	(10.5)

Long Term Debt	$2,929.6	$3,044.3

  HI Credit Facilities

        As of March 31, 2005, we had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,177.5 million term portion and a €45.1 million (approximately $58.5 million) term portion (the "HI Term Facility"). The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if we have not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities. Scheduled amortization of the HI Term Facility is approximately $12.5 million per annum commencing June 30, 2006, with the remaining unpaid balance due at maturity. The HI Credit Facility allows us to borrow up to $100 million secured by letters of credit; however, the $375 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. As of March 31, 2005, there were no loans outstanding on the HI Revolving Facility, and there were $7.2 million in letters of credit outstanding.

        In compliance with applicable provisions in agreements governing our credit facilities, on December 31, 2004, we prepaid $59.0 million dollar equivalents on the HI Term Facility as a result of excess cash flow. On March 24, 2005, we made a $75.0 million dollar equivalent voluntary repayment on the HI Term Facility. Such prepayments have been applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility shall be reduced pro rata.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at our option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, depending on the loan facility and whether specified conditions have been satisfied, in the case of eurocurrency-based term loans, from 2.25% to 2.50% per annum for term loan B dollar loans and from 3.00% to 3.25% per annum for term loan B Euro loans, and, in the case of base rate term loans, from 1.00% to 1.25% per annum for term B dollar loans. The applicable spread for eurocurrency-based revolving loans ranges from 2.25% to 3.25% and for base rate revolving loans from 1.00% to 2.00%. As of March 31, 2005 and December 31, 2004, the average interest rates on the HI Credit Facilities were 5.38% and 5.0%, respectively, excluding the impact of interest rate hedges.

        The HI Credit Facilities are secured by a first priority lien on substantially all our assets and all the assets of our domestic subsidiaries and certain of our foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, our domestic subsidiaries and certain of our foreign subsidiaries (the "HI Guarantors").

        The agreements governing the HI Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that we were in compliance with the covenants of the HI Credit Facilities as of March 31, 2005.

  HI Senior Notes and HI Subordinated Notes

        In March 2002, we sold $300 million aggregate principal amount of HI Senior Notes due 2009. On April 11, 2003, we sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semiannually in March and September of each year. The HI Senior

Notes are redeemable after March 1, 2006 at 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, we completed an offering of $175 million of our 7.375% senior subordinated notes due 2015 and €135 million of our 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). We used all of the net proceeds to redeem part of our outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions discussed below, we had outstanding $600 million and €450 million of the HI Senior Subordinated Notes due 2009. The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. We redeemed $231 million and €77 million of Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of Senior Subordinated Notes due 2009 on January 3, 2005. In connection with these redemptions, we paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, we had outstanding $369 million and €373 million of Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of HI Senior Subordinated Notes plus $5.3 million of unamortized premium. As of March 31, 2005, we had outstanding $366.1 million and €372.0 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507.0 million of HI Senior Subordinated Notes plus $4.9 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, we may redeem up to 40% of the aggregate principal amount of the $175 million and €135 million Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.5% plus accrued and unpaid interest, respectively. The HI Senior Subordinated Notes are unsecured and interest is payable semiannually in January and July of each year.

        The HI Senior Notes and the HI Senior Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring us to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that we were in compliance with the covenants of the HI Senior Notes and the HI Senior Subordinated Notes as of March 31, 2005.

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

  Other Debt

        We maintain a $25 million multicurrency overdraft facility used for working capital needs for our European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of March 31, 2005. As of December 31, 2004, there were no borrowings outstanding under the HI European Overdraft Facility.

        Included within other debt is debt associated with one of our Chinese MDI joint ventures. In January 2003, we entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical

Company, Ltd. to build MDI production facilities near Shanghai, China. We own 70% of Huntsman Polyurethanes Shanghai Ltd. ("Consolidated Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of March 31, 2005, there were $10.0 million outstanding in U.S. dollar borrowings and 40.0 million in RMB borrowings ($4.8 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of March 31, 2005, the interest rate for U.S. dollar borrowings was approximately 3.3% and was 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semiannual installments, beginning no later than June 30, 2007. The financing is non-recourse to us, but is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including Huntsman Corporation, as the successor to Huntsman Holdings. Huntsman Corporation has unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). Huntsman Corporation's guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production at at least 70% of capacity for at least 30 days, and (ii) achieved a debt service coverage ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the HI Credit Facilities and under the indentures governing the HI Senior Notes and the HI Subordinated Notes.

  Maturities

        The scheduled maturities of our debt are as follows (dollars in millions):

Year ending December 31,:

2005	$9.4
2006	14.5
2007	14.1
2008	14.4
2009	1,323.5
Later Years	1,563.3

Total	$2,939.2

12.   Derivative Instruments and Hedging Activities

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage interest rate exposure. We manage interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain financing agreements.

  Interest Rate Hedging

        Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Prior to the amendment and restatement of the HI Credit Facilities on July 13, 2004, the HI Credit Facilities required that a certain portion of debt be at fixed rates through either interest rate hedges or through other means that provided a similar effect. Effective July 13, 2004, the HI Credit Facilities no longer require interest rate hedging. In recent years, we have issued fixed rate debt in the form of the HI Senior Notes and HI Subordinated Notes that serves to reduce overall risk to interest fluctuations.

        Prior to September 30, 2004, we purchased interest rate cap and interest rate collar agreements to reduce the impact of changes in interest rates on our floating-rate long-term debt. The cap agreements entitled us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceeded a certain rate. The floor agreements required us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings were less than a certain rate.

        As of March 31, 2005 and December 31, 2004, there were no swap agreement liabilities. The change in the liability resulted in interest income for the three months ended March 31, 2004 of $1.4 million.

  Commodity Price Hedging

        As of March 31, 2005, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.2 million in inventories and $0.2 million in accrued liabilities. As of December 31, 2004, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $1.5 million increase in other current assets and as a $1.8 million credit in inventory.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," are reflected in the balance sheet as $0.5 million in accrued liabilities as of March 31, 2005, and as $5.6 million in other current assets and $1.8 in accrued liabilities as of December 31, 2004.

        During the three months ended March 31, 2005 and the three months ended March 31, 2004, we recorded an increase of $2.7 million and of $2.6 million respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133.

  Foreign Currency Rate Hedging

        We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts were insignificant.

  Net Investment Hedging

        As of March 31, 2005, we have designated €277.1 million of our euro-denominated debt as a hedge of our net investments in foreign operations. Currency effects of net investment hedges produced a loss of $26.9 million and a gain of $15.2 million in other comprehensive income (loss) (foreign currency translation adjustments) for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, there was a cumulative net loss of approximately $144.6 million and $171.5 million, respectively. During the first quarter of 2005, we dedesignated €275 million of euro-denominated debt as a net investment hedge that had the effect of reducing our foreign currency losses recognized in earnings by $7.4 million during the first quarter of 2005. Additionally, effective April 1, 2005, we dedesignated an additional €97 million of euro-denominated debt as a net investment hedge. Effective April 1, 2005, we had €180.1 million of euro-denominated debt as a hedge of our net investment in foreign operations.

        On December 10, 2004, we entered into a cross-currency swap. The cross-currency swap requires us to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1. We have designated this cross-currency swap as a hedge of our net investment in euro-denominated operations.

13.   Securitization of Accounts Receivable

        On December 21, 2000, we initiated an accounts receivable securitization program under which we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

        At March 31, 2005 and December 31, 2004, the Receivables Trust had approximately $202.3 million and $208.4 million, respectively in U.S. dollar equivalents in medium-term notes outstanding and approximately $70.9 million in U.S. dollar equivalents and nil, respectively in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006. Our commercial paper facility has a maturity date of March 31, 2007 and provides for the issuance of both euro- and U.S.-denominated commercial paper. Under the terms of the agreements, we and our subsidiaries continue to service the receivables in exchange for a fee of 1% of the outstanding receivables, and we are subject to recourse provisions.

        Our retained interest in receivables (including servicing assets) subject to the program was approximately $278.3 million and $337.8 million as of March 31, 2005 and December 31, 2004, respectively. The value of the retained interest is subject to credit and interest rate risk. For the three months ended March 31, 2005 and 2004, new sales of accounts receivable sold into the program totaled approximately $1,413.3 million and $1,095.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $1,386.3 million and $1,086.8 million, respectively. Servicing fees received during the three months ended March 31, 2005 and 2004 were approximately $1.5 million and $1.2 million, respectively.

        We incur losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are nil and a loss of $1.4 million for the three months ended March 31, 2005 and 2004, respectively. As of each of March 31, 2005 and December 31, 2004, the fair value of the open forward currency contracts was nil.

        The key economic assumptions used in valuing the residual interest are presented below:

March 31, 2005
Weighted average life (in months)	Approx. 1.5
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	Approx. 1%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of March 31, 2005 and December 31, 2004 were $15.2 million and $12.1 million, respectively.

14.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three months ended March 31, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Components of net periodic benefit cost
Service cost	$10.4	$9.7	$—	$0.1
Interest cost	20.8	18.2	0.1	0.2
Expected return on assets	(24.6)	(20.2)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial loss	6.2	5.0	—	0.1

Net periodic benefit cost	$12.9	$12.8	$0.1	$0.4

15.   Other Comprehensive (Loss) Income

        The components of other comprehensive (loss) income are as follows (dollars in millions):

			Other comprehensive (loss) income
	Accumulated other comprehensive income
			Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	March 31, 2005	December 31, 2004
Foreign currency translation adjustments	$229.0	$273.3	$(44.3)	$(3.4)
Additional minimum pension liability, net of tax of $36 million as of March 31, 2005 and $29.3 million as of December 31, 2004	(110.7)	(93.2)	(17.5) (1)	2.7
Additional minimum pension liability—unconsolidated affiliate	—	(8.8)	8.8	—
Unrealized gain (loss) on securities	0.5	0.9	(0.4)	(0.1)
Net unrealized gain (loss) on derivative instruments	2.5	(5.7)	8.2	2.6

Total	$121.3	$166.5	$(45.2)	$1.8

(1)
Beginning January 1, 2005, we consolidated the results of operations and financial position of Rubicon Inc. in accordance with FIN 46R because we are the primary beneficiary of this variable interest entity. Accordingly, we recorded a cumulative effect of accounting change of $8.7 million in other comprehensive income (loss).

        Items of other comprehensive income of our company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

16.   Commitments and Contingencies

  Purchase Commitments

        We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have also entered into a limited number of contracts which require minimum payments, even if no volume is purchased. These contracts approximate $143 million in 2005, declining to approximately $17 million after 2009. Historically, we have not made any minimum payments under our take or pay contracts.

  Legal Matters

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $15.8 million in costs and settlement amounts for Discoloration Claims as of March 31, 2005.

        The following table presents information about the number of Discoloration Claims for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Three months ended March 31, 2005
Claims filed during period	0
Claims resolved during period	1
Claims unresolved at end of period	2

        In March 2005, one of the Discoloration Claims that was unresolved as of December 31, 2004 was amended to assert additional damages of approximately $56 million. During the three months ended March 31, 2005, we settled a claim for approximately $0.9 million all of which is indemnified and for which we are currently seeking reimbursement. The two Discoloration Claims unresolved as of March 31, 2005 asserted aggregate damages of approximately $58.7 million. A liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted possible claims, we have made no accruals in our financial statements as of March 31, 2005 for costs associated with unasserted possible Discoloration Claims, if any.

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

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Note 17—Environmental, Health and Safety Matters."

17.   Environmental, Health and Safety Matters

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

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2005 and 2004, our capital expenditures for EHS matters totaled $2.7 million and $4.6 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of our plants, and alleged upset air emissions. TCEQ proposed penalties of $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the final cost to resolve these matters will be material.

  Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of the relevant facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites, and where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $20.2 million and $21.2 million for environmental liabilities as of March 31, 2005 and December 31, 2004, respectively. Of these amounts, approximately $5.5 and $5.7 million are classified as accrued liabilities on our consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively, and approximately $14.7 million and $15.5 million are classified as other noncurrent liabilities on our consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the maximum amount of such losses.

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

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of years. To date, no such legislation has become law. If it were to become law, it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent us from manufacturing MTBE in our plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

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

18.   Other Operating Expense (Income)

        Other operating expense (income) consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Foreign exchange losses (gains)	$23.9	$(6.1)
Other	9.7	0.9

Total other operating expense (income)	$33.6	$(5.2)

19.   Income Taxes

        Income tax expense was $23.5 million for the three months ended March 31, 2005 and $3.6 million for the three months ended March 31, 2004. Our company and its U.S. subsidiaries are organized as limited liability companies. These entities are treated as partnerships for U.S. income tax purposes and therefore are not subject to U.S. federal income tax on their income. Subsidiaries outside the U.S. are generally taxed on the income generated in the local country. In addition, our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against certain of our non-U.S. net deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction-by-jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset in future years.

20.   Operating Segment Information

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have four reportable operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals. Sales between segments are generally recognized at external market prices.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

        We use EBITDA to measure the financial performance of our global business units and for reporting the results of our operating segments. This measure includes all operating items relating to the businesses. The EBITDA of operating segments excludes items that principally apply to our company as a whole. We believe that EBITDA is useful in helping investors assess the results of our business operations. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net Revenues
Polyurethanes	$906.9	$639.6
Performance Products	210.5	184.1
Pigments	263.2	254.9
Base Chemicals	678.6	473.9
Eliminations	(97.3)	(54.4)

Total	$1,961.9	$1,498.1

Segment EBITDA(1)
Polyurethanes	$185.7	$72.7
Performance Products	0.2	1.9
Pigments	39.3	7.7
Base Chemicals	102.2	31.4
Corporate and other(2)	(37.5)	(1.0)

Total EBITDA	$289.9	$112.7
Interest expense, net	(63.8)	(69.0)
Income tax benefit (expense)	(23.5)	(3.6)
Depreciation and amortization	(75.8)	(77.0)

Net income (loss)	$126.8	$(36.9)

(1)
EBITDA is defined as net income (loss) from continuing operations before interest, depreciation and amortization and income taxes.

(2)
Corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

21.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with our investment in subsidiaries recorded under the equity method; the HI Guarantors on a combined, and where appropriate, consolidated basis; and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to us. Each of the HI Guarantors is 100% owned by us and has fully and unconditionally guaranteed the HI Senior Notes and the HI Subordinated Notes on a joint and several basis. We have not presented separate financial statements and other disclosures for each of the HI Guarantors because management believes that such information is not material to investors.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2005

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$5.7	$(0.4)	$115.8	$—	$121.1
Accounts receivable, net	81.6	99.2	1,005.4	(173.1)	1,013.1
Inventories	84.4	87.2	651.4	—	823.0
Prepaid expenses	1.5	0.9	31.1	—	33.5
Deferred income taxes	—	—	10.2	—	10.2
Other current assets	81.4	435.6	161.7	(614.2)	64.5

Total current assets	254.6	622.5	1,975.6	(787.3)	2,065.4
Property, plant and equipment, net	482.7	309.2	2,276.8	—	3,068.7
Investment in unconsolidated affiliates	3,790.8	881.0	26.2	(4,548.6)	149.4
Intangible assets, net	224.5	2.4	18.4	—	245.3
Other noncurrent assets	56.0	26.6	402.4	—	485.0

Total assets	$4,808.6	$1,841.7	$4,699.4	$(5,335.9)	$6,013.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96.9	$82.5	$991.9	$(173.0)	$998.3
Accrued liabilities	514.6	28.1	386.5	(614.4)	314.8
Current portion of long-term debt	0.3	—	9.3	—	9.6

Total current liabilities	611.8	110.6	1,387.7	(787.4)	1,322.7
Long-term debt	2,921.0	(1,785.8)	1,794.4	—	2,929.6
Deferred income taxes	—	—	161.2	—	161.2
Other noncurrent liabilities	30.6	0.5	305.7	—	336.8

Total liabilities	3,563.4	(1,674.7)	3,649.0	(787.4)	4,750.3

Minority interests	—	—	18.2	—	18.2

Equity:
Member's equity	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,151.4	1,078.5	(3,229.9)	—
Retained earnings	97.9	897.0	(41.3)	(855.7)	97.9
Accumulated other comprehensive income	121.2	468.0	(5.0)	(462.9)	121.3

Total equity	1,245.2	3,516.4	1,032.2	(4,548.5)	1,245.3

Total liabilities and equity	$4,808.6	$1,841.7	$4,699.4	$(5,335.9)	$6,013.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2004

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
ASSETS
Current Assets:
Cash and cash equivalents	$7.4	$(0.4)	$131.0	$—	$138.0
Accounts and notes receivables, net	72.2	102.8	731.2	(100.2)	806.0
Inventories	81.3	85.0	569.3	—	735.6
Prepaid expenses	2.4	1.8	26.6	—	30.8
Deferred tax asset	—	—	10.2	—	10.2
Other current assets	59.5	401.6	71.5	(482.1)	50.5

Total current assets	222.8	590.8	1,539.8	(582.3)	1,771.1
Property, plant and equipment, net	494.0	313.9	2,375.8	—	3,183.7
Investment in unconsolidated affiliates	3,814.7	788.2	18.9	(4,475.6)	146.2
Intangible assets, net	230.6	2.9	20.5	—	254.0
Notes receivable—affiliates	10.8	1,889.9	—	(1,889.9)	10.8
Other noncurrent assets	65.2	28.0	389.9	—	483.1

Total assets	$4,838.1	$3,613.7	$4,344.9	$(6,947.8)	$5,848.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70.2	$105.4	$612.9	$(100.2)	$688.3
Accrued liabilities	456.4	32.9	412.5	(482.1)	419.7
Current portion of long-term debt	1.6	—	8.9	—	10.5

Total current liabilities	528.2	138.3	1,034.3	(582.3)	1,118.5
Long-term debt	3,046.5	—	1,887.7	(1,889.9)	3,044.3
Deferred income taxes	—	—	179.2	—	179.2
Notes payable—affiliates	29.9	—	—	—	29.9
Other noncurrent liabilities	34.8	0.2	234.5	—	269.5

Total liabilities	3,639.4	138.5	3,335.7	(2,472.2)	4,641.4

Minority interests	—	—	8.8	—	8.8

Equity:
Member's equity	1,026.1	—	—	—	1,026.1
Subsidiary equity	—	2,198.3	1,128.0	(3,326.3)	—
Retained earnings	6.1	736.0	(146.6)	(589.4)	6.1
Accumulated other comprehensive income	166.5	540.9	19.0	(559.9)	166.5

Total equity	1,198.7	3,475.2	1,000.4	(4,475.6)	1,198.7

Total liabilities and equity	$4,838.1	$3,613.7	$4,344.9	$(6,947.8)	$5,848.9

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales, services, and fees	$228.9	$220.6	$1,446.2	$—	$1,895.7
Related party sales	85.2	60.6	249.8	(329.4)	66.2

Total revenue	314.1	281.2	1,696.0	(329.4)	1,961.9
Cost of goods sold	238.1	249.0	1,447.8	(329.4)	1,605.5

Gross profit	76.0	32.2	248.2	—	356.4
Expenses:
Selling, general and administrative	29.3	4.3	53.0	—	86.6
Research and development	8.9	0.4	1.2	—	10.5
Other operating expense	9.7	7.5	16.4	—	33.6
Restructuring and plant closing costs	—	—	7.0	—	7.0

Total expenses	47.9	12.2	77.6	—	137.7

Operating income	28.1	20.0	170.6	—	218.7
Interest (expense) income, net	(64.5)	36.7	(36.0)	—	(63.8)
Gain (loss) on accounts receivable securitization program	3.3	(0.7)	(5.8)	—	(3.2)
Equity in earnings of unconsolidated affiliates	161.3	105.0	—	(266.3)	—
Other expense	(1.3)	—	—	—	(1.3)

Income before income taxes	126.9	161.0	128.8	(266.3)	150.4
Income tax expense	—	—	(23.5)	—	(23.5)
Minority interest	(0.1)	—	—	—	(0.1)

Net income (loss)	126.8	161.0	105.3	(266.3)	126.8
Other comprehensive (loss) income	(45.2)	(72.9)	(24.0)	96.9	(45.2)

Comprehensive income (loss)	$81.6	$88.1	$81.3	$(169.4)	$81.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Revenues:
Trade sales, services, and fees	$186.0	$141.4	$1,134.2	$—	$1,461.6
Related party sales	46.5	49.3	25.7	(85.0)	36.5

Total revenue	232.5	190.7	1,159.9	(85.0)	1,498.1
Cost of goods sold	184.8	190.3	1,059.9	(85.0)	1,350.0

Gross profit	47.7	0.4	100.0	—	148.1
Expenses:
Selling, general and administrative	31.9	3.6	57.5	—	93.0
Research and development	7.0	0.5	4.7	—	12.2
Other operating (income) expense	(0.1)	0.9	(6.0)	—	(5.2)
Restructuring and plant closing costs	—	—	8.7	—	8.7

Total expenses	38.8	5.0	64.9	—	108.7

Operating income (loss)	8.9	(4.6)	35.1	—	39.4
Interest (expense) income, net	(69.0)	38.3	(38.3)	—	(69.0)
Loss on accounts receivable securitization program	(0.2)	(0.3)	(3.0)	—	(3.5)
Equity in earnings (losses) of unconsolidated affiliates	23.6	(10.1)	—	(13.5)	—
Other expense	(0.2)	—	—	—	(0.2)

(Loss) income before income taxes	(36.9)	23.3	(6.2)	(13.5)	(33.3)
Income tax expense	—	—	(3.6)	—	(3.6)

Net (loss) income	(36.9)	23.3	(9.8)	(13.5)	(36.9)
Other comprehensive income (loss)	1.8	(5.6)	(31.7)	37.3	1.8

Comprehensive (loss) income	$(35.1)	$17.7	$(41.5)	$23.8	$(35.1)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash (used in) provided by operating activities	$(61.1)	$8.3	$183.5	$—	$130.7
Investing activities:
Capital expenditures	(2.7)	(0.5)	(30.3)	—	(33.5)
Proceeds from sale of fixed asset	4.6	—	—	—	4.6
Investment in unconsolidated affiliate	—	—	(8.1)	—	(8.1)
Net cash received from unconsolidated affiliates	—	—	—	—	—
Advances to unconsolidated affiliates	(0.8)	—	—	—	(0.8)

Net cash provided by (used in) investing activities	1.1	(0.5)	(38.4)	—	(37.8)

Financing activities:
Dividends paid to parent	(35.0)	—	—	—	(35.0)
Repayment of long term debt	(75.2)	—	—	—	(75.2)
Repayments of senior notes	(4.1)	—	—	—	(4.1)
Cash contributions by parent	—	—	898.6	(898.6)	—
Cash distributions from subsidiaries	1,000.9	—	—	(1,000.9)	—
Cash distributions to parent	—	(46.9)	(954.0)	1,000.9	—
Cash distributions to subsidiaries	(898.6)	—	—	898.6	—
Shares issued to minority shareholders for cash	—	—	3.6	—	3.6
Other	2.5	—	—	—	2.5
Intercompany advances—net of repayments	67.8	39.1	(106.9)	—	—

Net cash provided by (used in) financing activities	58.3	(7.8)	(158.7)	—	(108.2)

Effect of exchange rate changes on cash	—	—	(1.6)	—	(1.6)

Decrease in cash and cash equivalents	(1.7)	—	(15.2)	—	(16.9)
Cash and cash equivalents at beginning of period	7.4	(0.4)	131.0	—	138.0

Cash and cash equivalents at end of period	$5.7	$(0.4)	$115.8	$—	$121.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

(Dollars in Millions)

	Parent Only Huntsman International	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International
Net cash (used in) provided by operating activities	$(88.7)	$27.3	$0.1	$—	$(61.3)
Investing activities:
Capital expenditures	(1.5)	(2.1)	(34.6)	—	(38.2)
Investment in unconsolidated affiliate	—	—	(11.9)	—	(11.9)
Net cash received from unconsolidated affiliates	—	1.8	—	—	1.8
Advances to unconsolidated affiliates	(0.6)	—	—	—	(0.6)

Net cash used in investing activities	(2.1)	(0.3)	(46.5)	—	(48.9)

Financing activities:
Borrowings under revolving loan facilities	88.0	—	—	—	88.0
Net borrowings under overdraft facility	4.9	—	—	—	4.9
Cash contributions by parent	—	129.1	1,102.2	(1,231.3)	—
Cash distributions from subsidiaries	1,174.1	—	—	(1,174.1)	—
Cash distributions to parent	—	(65.9)	(1,108.2)	1,174.1	—
Cash distributions to subsidiaries	(1,231.3)	—	—	1,231.3	—
Intercompany advances—net of repayments	38.8	(89.0)	50.2	—	—

Net cash provided by (used in) financing activities	74.5	(25.8)	44.2	—	92.9

Effect of exchange rate changes on cash	—	—	—	—	—

(Decrease) increase in cash and cash equivalents	(16.3)	1.2	(2.2)	—	(17.3)
Cash and cash equivalents at beginning of period	16.6	(0.3)	81.5	—	97.8

Cash and cash equivalents at end of period	$0.3	$0.9	$79.3	$—	$80.5

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

Certain Defined Terms

        In this report, "HI," the "Company," "we," "us" or "our" refer to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries. In this report, "HIH" refers to Huntsman International Holdings LLC, "Huntsman LLC" or "HLLC" refers to Huntsman LLC and, unless the context otherwise requires, its subsidiaries, "Huntsman Holdings" refers to Huntsman Holdings LLC, "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P. and, unless the context otherwise requires, its affiliates, and "ICI" refers to Imperial Chemical Industries PLC and, unless the context otherwise requires, its subsidiaries.

Recent Developments

  MDI Initiative

        On March 14, 2005, we announced an initiative designed to significantly increase our global capacity for the manufacture of MDI. The initiative involves expansions at our two major MDI manufacturing facilities located in Geismar, Louisiana and Rozenburg, Netherlands. We expect that the capacity of our Geismar plant will be expanded by 130 million pounds per year to 990 million pounds per year, while the capacity of the Rozenburg plant will be expanded by 220 million pounds per year to 880 million pounds per year. The capacity expansions will be completed in increments beginning in the first quarter of 2005, with final completion expected by late 2006. These expansions are in addition to our previously announced investments in our Chinese MDI joint ventures.

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

        Growth in our Polyurethanes segment has been driven by the continued substitution of our products for other materials across a broad range of applications as well as the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in even stronger demand and higher industry capacity utilization rates for many of our key products, including MDI. In the first quarter of 2005, the profitability of our Polyurethanes segment improved on continued strong demand in many of our key industrial end markets. We have further restored value to the business through increased selling prices, which more than offset increases in the cost of our primary raw materials.

        The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Environmental, Health and Safety Matters—MTBE Developments" for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the U.S.

        In our Performance Products segment, demand for our ethyleneamines has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. In the first quarter of 2005, excess surfactants manufacturing capacity in Europe continued to limit our ability to fully recover the impact of higher raw material costs through increased selling prices.

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

        The profitability of our Base Chemicals segment has historically been cyclical in nature. The industry has recently operated in a down cycle that resulted from significant new capacity additions, weak demand reflecting soft global economic conditions and high crude oil and natural gas-based raw material costs. Despite continued high feedstock costs, the profitability of our Base Chemicals segment improved in the first quarter of 2005 as demand strengthened and average selling prices and profit margins increased in most of our product lines.

Results of Operations

        The following sets forth the consolidated results of operations for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Percent Change 2005 vs 2004
Revenues	$1,961.9	$1,498.1	31%
Cost of goods sold	1,605.5	1,350.0	19%

Gross profit	356.4	148.1	141%
Operating expenses (including expenses of selling, general, and administrative, research and development and other operating costs)	130.7	100.0	31%
Restructuring and plant closing costs	7.0	8.7	(20)%

Operating income	218.7	39.4	455%
Interest expense, net	(63.8)	(69.0)	(8)%
Loss on accounts receivable securitization program	(3.2)	(3.5)	(9)%
Other expense	(1.3)	(0.2)	NM

Income (loss) before income taxes	150.4	(33.3)	NM
Income tax expense	(23.5)	(3.6)	553%
Minority interests in subsidiaries' income	(0.1)	—	NM

Net income (loss)	126.8	(36.9)	NM
Interest expense, net	63.8	69.0	(8)%
Income tax expense	23.5	3.6	553%
Depreciation and amortization	75.8	77.0	(2)%

EBITDA(1)	$289.9	$112.7	157%

  NM—Not meaningful

  Included in EBITDA are the following unusual items of expense:

	March 31, 2005	March 31, 2004
Loss on sale of accounts receivable securitization program	$(3.2)	$(3.5)
Loss on early extinguishment of debt	(1.3)	—
Restructuring and plant closing costs:
Polyurethanes	(1.9)	(4.8)
Pigments	(2.9)	(3.9)
Base Chemicals	(2.2)	—

Total restructuring and plant closing costs	(7.0)	(8.7)

Total unusual items of expense included in EBITDA	$(11.5)	$(12.2)

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

  We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by (used in) operating activities is the liquidity measure calculated and presented in accordance with

  GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to our net income (loss) and to our cash provided by (used in) operations:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
EBITDA	$289.9	$112.7
Depreciation and amortization expense	(75.8)	(77.0)
Interest expense, net	(63.8)	(69.0)
Income tax expense	(23.5)	(3.6)

Net income (loss)	126.8	(36.9)
Depreciation and amortization expense	75.8	77.0
Deferred income taxes	11.5	3.0
Unrealized gains on foreign currency transactions	12.6	(20.1)
Other, net	1.8	4.5
Changes in operating assets and liabilities	(97.8)	(88.8)

Net cash provided by (used in) operating activities	$130.7	$(61.3)

Three months ended March 31, 2005 Compared to Three months ended March 31, 2004

        For the three months ended March 31, 2005, we had net income of $126.8 million on revenues of $1,961.9 million as compared to a net loss of $36.9 million on revenues of $1,498.1 million for the same period in 2004. The increase of $163.7 million in net income was the result of the following items:

  •
  Revenues for the three months ended March 31, 2005 increased by $463.8 million, or 31%, as compared to the same period in 2004 due to higher average selling prices in all segments and increased sales volumes in our Polyurethanes segment, offset somewhat by lower sales volumes in our Performance Products, Pigments and Base Chemicals segments. For details of the changes in selling prices and sales volumes in the first quarter of 2005 as compared to the same period in 2004, see the operating segment discussion below.

  •
  Gross profit for the three months ended March 31, 2005 increased by $208.3 million, or 141%, as compared to the same period in 2004. This increase, which occurred in all of our business segments except Performance Products, was mainly due to higher contribution margins in the first quarter of 2005 compared to the same period in 2004 as average selling prices increased more than raw material and energy costs.

  •
  Operating expenses for the three months ended March 31, 2005 increased by $30.7 million, or 31%, as compared to the same period in 2004, primarily resulting from an increase in foreign currency transaction losses.

  •
  Restructuring and plant closing costs for the three months ended March 31, 2005 decreased by $1.7 million to $7.0 million from $8.7 million in the same period in 2004. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the three months ended March 31, 2005 decreased by $5.2 million, or 8%, when compared to the same period in 2004. This decrease was principally a result of lower interest rates on our recently issued senior subordinated notes and lower average debt balances during the 2005 period.

  •
  Income tax expense increased by $19.9 million to $23.5 million for the three months ended March 31, 2005 as compared to $3.6 million in the same period in 2004. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. The increase in the tax expense was largely due to changes in pre-tax income and the tax jurisdictions in which the changes to pre-tax income occurred. We are treated as a partnership for U.S. federal tax purposes and as such are generally not subject to U.S. income tax, but rather such income is taxed directly to our owners. Accordingly, the $23.5 million of expense at March 31, 2005 is attributable to non-U.S. operations.

        The following table sets forth the revenues and segment EBITDA for each of our operating segments.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Percent Change
Revenues
Polyurethanes	$906.9	$639.6	42%
Performance Products	210.5	184.1	14%
Pigments	263.2	254.9	3%
Base Chemicals	678.6	473.9	43%
Eliminations	(97.3)	(54.4)	(79)%

Total	$1,961.9	$1,498.1	31%

Segment EBITDA
Polyurethanes	$185.7	$72.7	155%
Performance Products	0.2	1.9	(89)%
Pigments	39.3	7.7	410%
Base Chemicals	102.2	31.4	225%
Corporate and other	(37.5)	(1.0)	NM

Total	$289.9	$112.7	157%

Polyurethanes

        For the three months ended March 31, 2005, Polyurethanes revenues increased by $267.3 million, or 42%, as compared to the same period in 2004, primarily on higher average selling prices for MDI. MDI revenues increased by 46%, resulting from 45% higher average selling prices and 1% higher sales volumes. In addition, average selling prices and sales volumes of propylene oxide ("PO") and the co-product, MTBE, were also higher. The increase in MDI average selling prices is a result of the combination of strong growth in higher value applications, a continued strong supply/demand position and the strength of the major European currencies versus the U.S. dollar, and to higher raw material and energy costs.

        For the three months ended March 31, 2005, Polyurethanes segment EBITDA increased by $113.0 million, or 155%, as compared to the same period in 2004. Restructuring and plant closing costs of $1.9 million and $4.8 million for the three months ended March 31, 2005 and 2004, respectively, were included in segment EBITDA. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below. Excluding restructuring charges, segment EBITDA increased by $110.1 million in the first quarter of 2005, as a result of higher margins as average selling prices more than offset the increases in raw material and energy costs.

Performance Products

        For the three months ended March 31, 2005, Performance Products revenues increased by $26.4 million, or 14%, as compared to the same period in 2004, primarily as a result of higher average selling prices, offset somewhat by lower sales volumes. Overall, average selling prices increased by 16% in response to higher raw material costs and the strengthening of the major European currencies versus the U.S. dollar. A 2% decrease in sales volumes resulted principally from lower surfactant sales.

        For the three months ended March 31, 2005, Performance Products segment EBITDA decreased to $0.2 million from $1.9 million in the same period in 2004. This decrease was due primarily to lower margins as raw material and energy costs increased more than average selling prices.

Pigments

        For the three months ended March 31, 2005, Pigments revenues increased by $8.3 million, or 3%, as compared to the same period in 2004, resulting principally from a 12% increase in average selling prices, partially offset by 9% lower sales volumes. Average selling prices increased in all regions and benefited from the strengthening of the major European currencies versus the U.S. dollar as well as price increase initiatives implemented during the second half of 2004 and early 2005. Sales volumes were lower following the restructuring of our Grimsby, U.K. and Umbogintwini, South Africa facilities during 2004 and due to lower end use demand.

        Pigments segment EBITDA for the three months ended March 31, 2005 increased by $31.6 million, or 410%, as compared to the same period in 2004. During the three months ended March 31, 2005 and 2004, our Pigments segment recorded restructuring and plant closing charges of $2.9 million and $3.9 million, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below. Excluding restructuring charges, EBITDA increased by $30.6 million primarily as a result of higher average selling prices and lower fixed costs as a result of our restructuring activities.

Base Chemicals

        For the three months ended March 31, 2005, Base Chemicals revenues increased by $204.7 million, or 43%, as compared to the same period in 2004, resulting from a 41% increase in average selling prices and a 2% increase in sales volumes. Average selling prices increased primarily in response to higher raw material and energy costs and tightening supply and demand balances.

        For the three months ended March 31, 2005, Base Chemicals segment EBITDA increased by $70.8 million, or 225%, as compared to the same period in 2004, principally as a result of higher margins as higher average selling prices more than offset higher raw material costs. EBITDA for the three months ended March 31, 2005 included charges for restructuring and plant closing costs of $2.2 million. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

Corporate and Other

        Corporate and other items include unallocated corporate overhead, loss on our accounts receivable securitization program and unallocated foreign exchange gains and losses. For the three months ended March 31, 2005, EBITDA from corporate and other items decreased by $36.5 million to a loss of $37.5 million from a loss of $1.0 million in the same period in 2004. The decrease in EBITDA resulted primarily from a $33.9 increase in unallocated foreign currency transaction losses.

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the three months ended March 31, 2005 increased by $192.0 million to $130.7 million from $61.3 million used in operating activities in the same period in 2004. The increase is primarily attributable to increased net income of $163.7 million and favorable variances in adjustments to reconcile net income (loss) to net cash provided by operations, including a favorable variance of $32.7 million in unrealized losses (gains) on foreign currency transactions.

        Net cash used in investing activities for the three months ended March 31, 2005 decreased by $11.1 million primarily as a result of proceeds from the sales of fixed assets and lower investments in our Chinese MDI joint ventures.

        Net cash used in financing activities for the three months ended March 31, 2005 increased by $201.1 million to $108.2 million, as compared to $92.9 million provided by financing activities in the same period in 2004. The increase in use is mainly a result of a voluntary repayment of indebtedness of $75 million during the first quarter of 2005 resulting from improved operating cash flow as compared to revolver borrowings experienced during the same period of 2004 to fund negative operating cash flow. In addition, in the first quarter 2005, we paid a dividend of $35 million to HIH, that together with proceeds from the Huntsman Corporation initial public offering, was used to redeem the HIH senior discount notes due 2009.

Changes in Financial Condition

	March 31, 2005	December 31, 2004	Difference	Percent Change
Current assets:
Cash and cash equivalents	$121.1	$138.0	$(16.9)	(12)%
Accounts receivable	1,013.1	806.0	207.1	26%
Inventories	823.0	735.6	87.4	12%
Prepaid expenses	33.5	30.8	2.7	9%
Deferred income taxes	10.2	10.2	—	—
Other current assets	64.5	50.5	14.0	28%

Total current assets	2,065.4	1,771.1	294.3	17%

Current liabilities:
Accounts payable	998.3	688.3	310.0	45%
Accrued liabilities	314.8	419.7	(104.9)	(25)%
Current portion of long-term debt	9.6	10.5	(0.9)	(9)%

Total current liabilities	1,322.7	1,118.5	204.2	18%

Working capital	$742.7	$652.6	$90.1	14%

        As of March 31, 2005, our working capital increased by $90.1 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash balances of $16.9 million resulting from the matters identified in the Condensed Consolidated Statement of Cash Flows.

  •
  The increase in accounts receivable of $207.1 million is primarily due to the consolidation of the results of operations and financial position of Rubicon, Inc. in accordance with FIN 46R as discussed in "Note 5. Investments in Unconsolidated Affiliates" to our consolidated financial statements, which resulted in an increase of $280.0 million in accounts receivable. Partially offsetting this increase, our receivables decreased by $64.8 million resulting from an increase in outstanding off-balance sheet borrowings of $64.8 million under our accounts receivable securitization program. (See discussion in "Off-Balance Sheet Arrangements" below).

  •
  The increase in inventories of $87.4 million is largely due to higher raw material and energy costs and the consolidation of the results of operations and financial position of Rubicon, Inc. as previously discussed, which resulted in an increase of $43.1 million in inventories.

  •
  The increase in other current assets of $14.0 million primarily results from an increase in tax receivables of $5.3 million and $8.7 million of other miscellaneous receivables.

  •
  The increase of $310.0 million in accounts payable is primarily attributable to the consolidation of the results of operations and financial position of Rubicon, Inc. as previously discussed, which resulted in an increase in accounts payable of $290.0 million. In addition, we experienced increases in raw material and energy costs and improved payment terms.

  •
  The decrease in accrued liabilities of $104.9 million primarily resulted from a reduction in various accruals including such items as interest, payroll, property taxes, and restructuring and plant closing costs.

Debt and Liquidity

  HI Credit Facilities

        As of March 31, 2005, we had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,177.5 million term portion and a €45.1 million (approximately $58.5 million) term portion (the "HI Term Facility"). The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if we have not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities. Scheduled amortization of the HI Term Facility is approximately $12.5 million per annum commencing June 30, 2006, with the remaining unpaid balance due at maturity. The HI Credit Facility allows us to borrow up to $100 million secured by letters of credit; however, the $375 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. As of March 31, 2005, there were no loans outstanding on the HI Revolving Facility, and there were $7.2 million in letters of credit outstanding.

        In compliance with applicable provisions in our credit facilities, on December 31, 2004, we prepaid $59 million dollar equivalents on the HI Term Facility as a result of excess cash flow. On March 24, 2005, we made a $75 million dollar equivalent voluntary repayment on the HI Term Facility. Such prepayments have been applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility shall be reduced pro rata.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at our option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, depending on the loan facility and whether specified conditions have been satisfied, in the case of eurocurrency-based term loans, from 2.25% to 2.50% for term loan B dollar loans per annum and from 3.00% to 3.25% for term loan B Euro loans per annum, and, in the case of base rate term loans, from 1.00% to 1.25% for term B dollar loans per annum. The applicable spread for eurocurrency-based revolving loans ranges from 2.25% to 3.25% and for base rate revolving loans from 1.00% to 2.00%. As of March 31, 2005 and December 31, 2004, the average interest rates on the HI Credit Facilities were 5.38% and 5.0%, respectively, excluding the impact of interest rate hedges.

        The HI Credit Facilities are secured by a first priority lien on substantially all our assets and all the assets of our domestic subsidiaries and certain of our foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, our domestic subsidiaries and certain of our foreign subsidiaries (the "HI Guarantors").

        The agreements governing the HI Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that we were in compliance with the covenants of the HI Credit Facilities as of March 31, 2005.

  Notes

        In March 2002, we sold $300 million aggregate principal amount of HI Senior Notes due 2009. On April 11, 2003, we sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semiannually in March and September of each year. The HI Senior Notes are redeemable after March 1, 2006 at 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, we completed an offering of $175 million of our 7.375% senior subordinated notes due 2015 and €135 million of our 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). We used all of the net proceeds to redeem part of our outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions of the HI Senior Subordinated Notes due 2009 discussed below, we had outstanding $600 million and €450 million. The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. We redeemed $231 million and €77 million of HI Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of HI Senior Subordinated Notes due 2009 on January 3, 2005. In connection with these redemptions, we paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, we had outstanding $369 million and €373 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of HI Senior Subordinated Notes plus $5.3 million of unamortized premium. As of March 31, 2005, we had outstanding $366.1 million and €372.0 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507.0 million of HI Senior Subordinated Notes plus $4.9 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, we may redeem up to 40% of the aggregate principal amount of the $175 million and €135 million HI Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.5% plus accrued and unpaid interest, respectively. The HI Senior Subordinated Notes are unsecured and interest is payable semiannually in January and July of each year.

        The HI Senior Notes and the HI Senior Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring us to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that we were in compliance with the covenants of the HI Senior Notes and the HI Senior Subordinated Notes as of March 31, 2005.

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

  Other Debt

        We maintain a $25 million multicurrency overdraft facility used for working capital needs for our European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of March 31, 2005. As of December 31, 2004, there were no borrowings outstanding under the HI European Overdraft Facility.

        Included within other debt is debt associated with one of our Chinese MDI joint ventures. In January 2003, we entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. We own 70% of Huntsman Polyurethanes Shanghai Ltd. ("Consolidated Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of March 31, 2005, there were $10.0 million outstanding in U.S. dollar borrowings and 40.0 million in RMB borrowings ($4.8 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of March 31, 2005, the interest rate for U.S. dollar borrowings was approximately 3.3% and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semiannual installments, beginning no later than June 30, 2007. The financing is non-recourse to us, but is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including Huntsman Corporation, as the successor to Huntsman Holdings. Huntsman Corporation has unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). Huntsman Corporation's guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production at at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the HI Credit Facilities and under the indentures governing the HI Senior Notes and the HI Subordinated Notes.

  Short-Term and Long-Term Liquidity; Compliance with Covenants

        We depend upon the HI Revolving Facility and our off-balance sheet accounts receivable securitization facility (the "HI A/R Securitization Program") to provide liquidity for our operations and working capital needs. For further discussion of the HI A/R Securitization Program, see "—Off-Balance Sheet Arrangements" below. As of March 31, 2005, we had no outstanding borrowings and approximately $7.2 million of outstanding letters of credit under the HI Revolving Facility, and we had $121.1 million in cash. We also maintain $25.0 million of short-term overdraft facilities, of which the entire amount was available at March 31, 2005. Furthermore, as of March 31, 2005, we had available capacity of approximately $51.8 million under the HI A/R Securitization Program without triggering a mandatory prepayment under the HI Credit Facilities. Our total cash and unused borrowing capacity as of March 31, 2005 was approximately $565.7 million.

        On February 28, 2005, we paid a dividend to HIH of $35 million. The dividend was used together with proceeds from the Huntsman Corporation initial public offering to redeem the HIH senior discount notes due 2009. On March 24, 2005, we made a $75 million dollar equivalent voluntary prepayment on the HI Term Facility.

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

Off-Balance Sheet Arrangements

  Receivables Securitization

        On December 21, 2000, we initiated an accounts receivable securitization program under which we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

        At March 31, 2005 and December 31, 2004, the Receivables Trust had approximately $202.3 million and $208.4 million, respectively in U.S. dollar equivalents in medium-term notes outstanding and approximately $70.9 million in U.S. dollar equivalents and nil, respectively in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006. Our commercial paper facility has a maturity date of March 31, 2007 and provides for the issuance of both euro- and U.S.-denominated commercial paper. Under the terms of the agreements, we and our subsidiaries continue to service the receivables in exchange for a fee of 1% of the outstanding receivables, and we are subject to recourse provisions.

        Our retained interest in receivables (including servicing assets) subject to the program was approximately $278.3 million and $337.8 million as of March 31, 2005 and December 31, 2004, respectively. The value of the retained interest is subject to credit and interest rate risk. For the three months ended March 31, 2005 and 2004, new sales of accounts receivable sold into the program totaled approximately $1,413.3 million and $1,095.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $1,386.3 million and $1,086.8 million, respectively. Servicing fees received during the three months ended March 31, 2005 and 2004 were approximately $1.5 million and $1.2 million, respectively.

        We incur losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are nil and a loss of $1.4 million for the three months ended March 31, 2005 and 2004, respectively. As of each of March 31, 2005 and December 31, 2004, the fair value of the open forward currency contracts was nil.

  Financing of Chinese MDI Facilities

        In 2003, we entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. Our Unconsolidated Chinese Manufacturing JV, with BASF AG and three Chinese chemical companies, will build three plants to manufacture MNB, aniline, and crude MDI. We effectively own 35% of the Unconsolidated Chinese Manufacturing JV. Our Consolidated Chinese

Splitting JV, with Shanghai Chlor-Alkali Chemical Company, Ltd., will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of the Consolidated Chinese Splitting JV.

        On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. The Consolidated Chinese Splitting JV is our consolidated subsidiary, and the details of its financing are described in "—Debt and Liquidity—Other Debt" above. The Unconsolidated Chinese Manufacturing JV is not our consolidated subsidiary. The Unconsolidated Chinese Manufacturing JV obtained various committed loans in the aggregate amount of approximately $224 million in U.S. dollar equivalents. As of March 31, 2005, there were $22.0 million outstanding in U.S. dollar borrowings and 230 million in outstanding RMB ($27.8 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of the Unconsolidated Chinese Manufacturing JV and will be paid in 16 semiannual installments, beginning no later than June 30, 2007. Huntsman Corporation, as successor to Huntsman Holdings, unconditionally guarantees 35% of any amounts due and unpaid by the Unconsolidated Chinese Manufacturing JV under the loans described above (except for a VAT facility of approximately $1.5 million which is not guaranteed). Huntsman Corporation's guarantee remains in effect until the Unconsolidated Chinese Manufacturing JV has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1.

Restructuring and Plant Closing Costs

        As of March 31, 2005 and December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(1)
Accrued liabilities as of December 31, 2004	$82.9	$4.8	$5.1	$13.8	$106.6
2005 Charges for 2003 activities	4.2	—	—		4.2
2005 Charges for 2004 activities	2.4	0.2	0.1	0.1	2.8
2005 Payments for 2003 activities	(5.5)	—	—	—	(5.5)
2005 Payments for 2004 activities	(14.0)	—	—	—	(14.0)
Foreign currency effect on reserve balance	(3.0)	—	—	—	(3.0)

Accrued liabilities as of March 31, 2005	$67.0	$5.0	$5.2	$13.9	$91.1

(1)
Accrued liabilities by initiatives are as follows:

	March 31, 2005	December 31, 2004
2003 activities	$21.3	$22.6
2004 activities	69.1	80.3
Foreign currency effect on reserve balance	0.7	3.7

Total	$91.1	$106.6

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Base Chemicals	Total
Accrued liabilities as of December 31, 2004	$19.0	$50.5	$22.0	$15.1	$106.6
2005 Charges for 2003 activities	1.4	—	2.8	—	4.2
2005 Charges for 2004 activities	0.5	—	0.1	2.2	2.8
2005 Payments for 2003 activities	(1.6)	(0.2)	(3.7)	—	(5.5)
2005 Payments for 2004 activities	(2.1)	(1.8)	(5.9)	(4.2)	(14.0)
Foreign currency effect on reserve balance	(0.5)	(1.4)	(1.0)	(0.1)	(3.0)

Accrued liabilities as of March 31, 2005	$16.7	$47.1	$14.3	$13.0	$91.1

Current portion of restructuring reserve	$7.3	$32.6	$14.3	$13.0	$67.2
Long-term portion of restructuring reserve	9.4	14.5	—	—	23.9
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year
Cash charges	$4.0	$—	$11.6	$1.3	$16.9
Noncash charges	—	—	—	—	—
Estimated additional charges beyond one year
Cash charges	$—	$—	$9.6	$—	$9.6
Noncash charges	—	—	—	—	—

        As of March 31, 2005 and December 31, 2004, we had reserves for restructuring and plant closing costs of $91.1 million and $106.6 million, respectively. During the three months ended March 31, 2005, we, recorded additional charges of $7.0 million, payable in cash, for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the first quarter of 2005, we made cash payments against these reserves of $19.5 million. For purposes of measuring impairment charges, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2004, the Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of its West Deptford, New Jersey site (as announced in 2004), restructuring activities, at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the three months ended March 31, 2005, the Polyurethanes segment recorded restructuring charges of $1.9 million related to these activities, all of which was payable in cash, and made cash payments of $3.7 million. These restructuring activities are expected to result in additional restructuring charges of approximately $4.0 million through 2005 and result in additional workforce reductions of approximately 65 positions. We have reduced 13 positions during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Polyurethanes segment recorded restructuring charges of $4.8 million.

        As of December 31, 2004, the Performance Products segment reserve consisted of $50.5 million related to various restructuring programs across its European surfactants business, including the closure of substantially all of its Whitehaven, U.K. surfactants facility. These restructuring activities are not expected to result in additional restructuring charges and will result in workforce reductions of approximately 300 additional positions. During the three months ended March 31, 2005, the Performance Products segment made cash payments of $2.0 million.

        As of December 31, 2004, the Pigments segment reserve consisted of $22.0 million related to its global workforce reductions announced in 2003 and the reduction of its titanium dioxide ("TiO2") production capacity announced in 2004. During the three months ended March 31, 2005, the Pigments segment recorded restructuring charges of $2.9 million related to these restructuring activities, all of which was payable in cash, and made cash payments of $9.6 million. These restructuring activities are expected to result in additional restructuring charges of approximately $21.3 million through 2006 and result in workforce reductions of approximately 300 positions, of which 100 positions have been reduced during the three months ended March 31, 2005. During the three months ended March 31,2004, the Pigments segment recorded restructuring charges of $3.9 million.

        As of December 31, 2004, the Base Chemicals segment reserve consisted of $15.1 million related primarily to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at the Wilton and North Tees, U.K. facilities. During the three months ended March 31, 2005, the Base Chemicals segment recorded restructuring charges of $2.2 million related to these activities, all of which is payable in cash, and made cash payments of $4.2 million. These restructuring activities are expected to result in additional restructuring charges of approximately $1.3 million through 2005 and result in workforce reductions of approximately 100 positions.

Capital Expenditures

        During 2005, we expect to spend approximately $265 million on capital projects, including capital expenditures of approximately $80 million on our LDPE facility at Wilton, U.K. In addition, we expect to spend approximately $51 million in capital expenditures associated with our Consolidated Chinese Splitting JV and we expect to invest, as equity, approximately $14 million in the Unconsolidated Chinese Manufacturing JV.

        Regarding our Chinese MDI joint ventures, during 2005 we expect to invest approximately $8.3 million (all of which was invested within the first quarter) in our Consolidated Chinese Splitting JV, which expects to have approximately $51 million of capital expenditures during 2005 (of which approximately $6.2 million was spent in the first quarter). The remaining funding of the Consolidated Chinese Splitting JV's capital expenditures will be financed through equity investments by the other joint venture partners and loans from local Chinese lenders. During 2005, we expect to invest, as equity, approximately $14 million in the Unconsolidated Chinese Manufacturing JV (of which approximately $8.1 million was invested in the first quarter 2005). We expect that our total equity investment in the Chinese MDI joint ventures will be approximately $85 million, of which approximately $42 million will be in the Unconsolidated Chinese Manufacturing JV and approximately $43 million in the Consolidated Chinese Splitting JV. We expect that the total project capital expenditures by the Consolidated Chinese Splitting JV will be approximately $125 million, of which approximately $43 million will be funded from our equity investment and the remainder from equity investments by joint venture partners and loans from local Chinese lenders. We expect completion of our spending on the Chinese MDI joint ventures in 2006. Our Chinese MDI joint ventures are unrestricted subsidiaries under the HI Credit Facilities and under the indentures governing the HI Senior Notes and the HI Subordinated Notes.

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

  Three months ended March 31, 2005

        Capital expenditures for the three months ended March 31, 2005 were $33.5 million compared to $38.2 million for the same period in 2004. In the first quarter of 2005, we spent approximately $8.1 million to fund the Unconsolidated Chinese Manufacturing JV as an investment in unconsolidated affiliates as compared to $11.9 million in the same period of 2004.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the three months ended March 31, 2004 we invested $1.8 million in Rubicon. With respect to Louisiana Pigment, during the three months ended March 31, 2005 and 2004, we received $0.8 million and $0.6 million, respectively.

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

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2005 and 2004, our capital expenditures for EHS matters totaled $2.7 million and $4.6 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of our plants, and alleged upset air emissions. TCEQ proposed penalties of $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the final cost to resolve these matters will be material.

  Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of the relevant facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites, and where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $20.2 million and $21.2 million for environmental liabilities as of March 31, 2005 and December 31, 2004, respectively. Of these amounts, approximately $5.5 and $5.7 million are classified as accrued liabilities on our consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively, and approximately $14.7 million and $15.5 million are classified as other noncurrent liabilities on our consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount of such losses.

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

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of years. To date, no such legislation has become law. If it were to become law, it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent us from manufacturing MTBE in our plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

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

Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. We were required to adopt this financial interpretation on January 1, 2005. The adoption of the standard required us to consolidate our Rubicon Inc. joint venture; however the consolidation of the joint venture was not significant to the financial statements.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $0.2 million during the three months ended March 31, 2005. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 2005. We are reviewing FIN 47 to determine its impact on our financial statements.

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchase and Sales of Inventory with the Same Counterparty," that, if adopted, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

Critical Accounting Policies

        There have been no changes in the first quarter of 2005 with respect to our critical accounting policies as presented in the notes to our financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K.

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

        There are a number of risks and uncertainties, including those discussed elsewhere in this report, that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of all such factors and the risks specified in our Annual Report on Form 10-K.

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

Currency Exchange Rates

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally netted where practicable with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars. In addition, our accounts receivable securitization program requires in certain circumstances that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program. As of March 31, 2005, our outstanding forward foreign exchange contracts were not considered significant.

        On December 10, 2004, we entered into a cross currency swap of fixed rate debt with several financial institutions in order to more effectively hedge our overall underlying euro long-term net asset and euro cash flow exposures. In this transaction, we agreed to swap $175 million of 7.375% fixed rate debt for €132.4 million of 6.63% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 6.63% on €132.4 million of principal and will receive fixed rate interest at an annual rate of 7.375% on $175 million of principal through January 1, 2010. At maturity on January 1, 2010, we are required to pay principal of €132.4 million and will receive principal of $175 million. Interest installments are paid semiannually on January 1 and July 1 of each year beginning July 1, 2005 through maturity. The swap will receive effective treatment as a net investment hedge under GAAP.

        We finance certain of our non-U.S. subsidiaries with intercompany loans. In some cases, these loans are denominated in currencies other than the subsidiaries' functional currency. Foreign currency transaction gains and losses on intercompany loans that are expected to be repaid in the foreseeable future are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are not expected to be repaid in the foreseeable future ("Permanent Loans") are recorded in other comprehensive income. As a result of our review of certain of our intercompany loans in the first quarter of 2005, we have increased the amount of our Permanent Loans. In addition, during the first quarter of 2005, we dedesignated €275 million of euro-denominated debt as a net investment hedge that had the effect of reducing our foreign currency losses recognized in earnings by $7.4 million during the first quarter of 2005. Additionally, effective April 1, 2005, we dedesignated €97 million of euro-denominated debt as a net investment hedge. We expect that this will result in less foreign currency transaction gains and losses reflected in earnings.

Interest Rates

        As of March 31, 2005, the estimated fair value of our consolidated debt was approximately $2,984.4 million, and the weighted average interest rate of our combined borrowings was approximately 7.7%. As of March 31, 2005, we had combined outstanding variable rate borrowings of approximately $1.3 billion. The weighted average interest rate of these borrowings was approximately 5.4%. Assuming a 1.0% increase in interest rates, the effect on the annual interest expense would be an increase of approximately $13 million.

Commodity Prices

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2005, we had no forward purchase contracts in place and had forward sales contracts for 10,000 tonnes of naphtha and other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses or gains of approximately $0.5 million, respectively.

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

        In connection with the audit of the Group's financial statements for the year ended December 31, 2004, the auditors did not identify any matters that they deemed to be material weaknesses. In conducting their audit, however, the auditors did not undertake to audit the Group's internal controls, and thus we cannot give any assurance that they would not have noted additional material weaknesses, or reiterated the material weaknesses described above, had they done so. Nor can we give any assurance that the auditors will not note additional material weaknesses, or reiterate the material weaknesses described above, in future audits of the Group's financial statements. Any such material weaknesses could cause the Group to fail to meet its reporting obligations or result in material misstatements in the Group's financial statements.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        No change in our internal control over financial reporting occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Group has engaged Ernst & Young LLP to assist the Group's management in its evaluation of the Group's internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of its "internal control over financial reporting" that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to the Group beginning with its Annual Reports on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that the Group's internal controls will be effective when Section 404 becomes applicable to it. Ineffective internal controls could cause investors to lose confidence in the Group's reported financial information and could result in a lower trading price for the Group's securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $15.8 million in costs and settlement amounts for Discoloration Claims as of March 31, 2005.

        The following table presents information about the number of Discoloration Claims for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Three months ended March 31, 2005
Claims filed during period	0
Claims resolved during period	1
Claims unresolved at end of period	2

        In March 2005, one of the Discoloration Claims that was unresolved as of December 31, 2004 was amended to assert additional damages of approximately $56 million. During the three months ended March 31, 2005, we settled a claim for approximately $0.9 million all of which is indemnified and for which we are currently seeking reimbursement. The two Discoloration Claims unresolved as of March 31, 2005 asserted aggregate damages of approximately $58.7 million. A liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted possible claims, we have made no accruals in our financial statements as of March 31, 2005 for costs associated with unasserted possible Discoloration Claims, if any.

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

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See Part I, Item II, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

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

Dated: May 11, 2005

HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002