Form 10-K/A
period 2004-12-31
HUNTSMAN INTERNATIONAL LLC
filed 2005-07-20
CIK 1089748

Use these links to rapidly review the document
TABLE OF CONTENTS

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

        On June 30, 2004, the last business day of Registrant's second fiscal quarter, 1,000 units of membership interest of Registrant were outstanding. There is no established trading market for Registrant's units of membership interest. All of Registrant's units of membership interest are held by an affiliate. Accordingly, the market value of units of membership interest held by non-affiliates is zero. On March 4, 2005, 1,000 units of membership interest of the Registrant were outstanding.

        The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) for Form 10-K and is therefore filing this Form with a reduced disclosure format.

Documents Incorporated by Reference

        None.

EXPLANATORY NOTE

        On June 8, 2005, we filed a registration statement on Form S-4 with the United States Securities and Exchange Commission (the "Commission"). In connection with its review of the registration statement, the Commission staff requested us to provide additional detail in Part II, Item 9A, "Controls and Procedures" in our annual report on Form 10-K for the year ended December 31, 2004 ("our 2004 10-K"). This amendment No.1 to our 2004 10-K amends Part II, Item 9A, "Controls and Procedures" to provide the additional information requested by the Commission staff. This Amendment No. 1 does not amend any other item of our 2004 10-K.

        Except as set forth above or as otherwise specifically indicated herein, this amendment No. 1 does not reflect events occurring after the March 15, 2005 filing of our 2004 10-K or modify or update the disclosures set forth in our 2004 10-K in any way. We direct you to our filings with the Commission made subsequent to March 15, 2005 for additional information on events subsequent to March 15, 2005.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
AMENDMENT NO. 1 TO
2004 ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

PART II
ITEM 9A. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART II

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

        The three material weaknesses identified by the Huntsman Companies' auditors in connection with their audit of the Huntsman Companies' financial statements for the year ended December 31, 2003 were the following:

  •
  During the transition of our propylene oxide business to the SAP enterprise resource planning system in April 2003, an incorrect conversion factor was entered into a master file, which was used to calculate inventory exchanges under a specific customer contract. The error in the master file data input was not detected at the time the new system was implemented and timely, accurate reconciliations were not performed in 2003 which should have identified the error.

  •
  During 2003, loss on sale of accounts receivable related to our receivables securitization program was reported incorrectly due to a failure to properly understand certain aspects of the securitization program and a lack of oversight in the accounting for the program.

  •
  The Group's controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for the numerous financial reporting requirements of the Huntsman Companies, including our Company. Specifically, the auditors noted that there was not a detailed review of the data supporting the disclosures in the Group's financial statements by a senior member of the controllership function, supporting documentation for certain disclosures was very limited, the processes used to aggregate the information varied by company, without a standard, comprehensive package of supporting disclosure, and information delivered to senior management and the audit committee was not timely and was often incomplete.

        To remediate the first material weakness, the Huntsman Companies implemented the following policies during the first quarter of 2004:

  •
  Responsibility for accounting for these inventory exchanges has been centralized in the corporate accounting group rather than in the business unit finance group.

  •
  Business unit managers must certify monthly that they have reconciled inventory exchange balances to the accounting records.

  •
  Business unit managers must certify quarterly that they have reconciled inventory exchange balances as stated in the accounting records to the records maintained by third-party exchange partners.

        To remediate the second material weakness, the Huntsman Companies implemented the following policies during the first quarter of 2004:

  •
  Accounting staff received additional training in the structure of the accounts receivable securitization program and the proper calculation of foreign exchange gains and losses with respect to the program.

  •
  Persons responsible for supervising and reviewing the work of accounting staff performing such calculations must certify each quarter in writing to the Controller that such calculations have been reviewed by such persons and, to the best knowledge of such persons after exercising due diligence, such calculations do not contain any material misstatement.

        To remediate the third material weakness, the Huntsman Companies appointed a new independent director as the Chairman of the Audit Committee in December 2003. During the second quarter of 2004, the Group replaced its Controller and added a Director of Internal Controls. During the third quarter of 2004, the Group added a Director of Financial Reporting. Altogether, the Group added 11 new positions in the areas of finance, treasury, internal controls and internal audit during the second and third quarters of 2004 and two additional positions during the fourth quarter of 2004. The Group also adopted and implemented additional policies and procedures to strengthen its financial reporting system during the second and third quarters of 2004, as follows:

  •
  Designated a separate Financial Reporting Manager for each of the registrant subsidiaries, including our Company.

  •
  Developed standard reporting packages for key disclosures to be used for all registrant subsidiaries, including our Company.

  •
  Maintains a centrally located binder containing support for all disclosures contained in each of the financial statements, including a separate support binder for our Company.

  •
  Each Financial Reporting Manager is required to review the supporting documentation contained in the support binders quarterly.

        We believe that these material weaknesses were remediated prior to the end of December 2004. However, because we are not yet subject to Section 404, our auditors have not directly concurred in this conclusion or confirmed the remediation steps described above. Our auditors did not, however, reiterate the existence of these material weaknesses (or raise any additional material weaknesses) in connection with either of the two audits for periods subsequent to 2003 (September 30, 2004 and December 31, 2004). In connection with the audit of the Group's financial statements for the nine months ended September 30, 2004, the auditors advised our parent of various matters involving internal controls, relating to the closing of books and records, that they considered to be a "reportable condition." The auditors advised that they believed this condition contributed to a number of misstatements in the Group's financial statements that individually, and in the aggregate, were not material. The auditors did not judge this reportable condition to be a material weakness in connection with the audit of the Group's financial statements for the nine months ended September 30, 2004. In conducting such audit, the auditors did not undertake to audit the Group's internal controls, and thus we cannot give any assurance that they would not note additional material weaknesses or reiterate the material weaknesses described above had they done so.

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2004. In undertaking this evaluation, our management has considered the matters identified by the auditors, including the three material weaknesses the auditors had identified in connection with the 2003 audit and the steps described above that were taken to remediate those material weaknesses, noting that substantially all of the remediation had been taken prior to September 30, 2004. In addition, the CEO and CFO considered that the auditors did not identify any material weaknesses in connection with either the September 30, 2004 audit or the December 31, 2004 audit. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the three months ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed with this report.

Exhibits:

          The exhibits to this report are listed on the Exhibit Index below.

(b)
Description of exhibits.

See the Exhibit Index on pages 5-12 of this amendment No. 1 to the annual report on Form 10-K/A for exhibits filed with this amendment No. 1 to the annual report on Form 10-K/A or incorporated by reference. The following exhibits listed on the Exhibit Index are filed with this amendment No. 1 to the annual report on Form 10-K/A:

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

Huntsman International LLC
Dated: July 18, 2005	By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibits
3.1	Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333- 85141))
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
3.5	Memorandum of Association of Tioxide Group (incorporated by reference to Exhibit 3.5 to our registration statement on Form S-4 (File No. 333-85141))
3.6	Articles of Association of Tioxide Group (incorporated by reference to Exhibit 3.6 to our registration statement on Form S-4 (File No. 333-85141))
3.7	Memorandum of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.7 to our registration statement on Form S-4 (File No. 333- 85141))
3.8	Articles of Association of Tioxide Americas Inc. (incorporated by reference to Exhibit 3.8 to our registration statement on Form S-4 (File No. 333- 85141))
3.9	Certificate of Amendment to Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.9 to our annual report on Form 10-K for the year ended December 31, 2000)
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
3.13	Certificate of Formation of Huntsman EA Holdings LLC (incorporated by reference to Exhibit 3.9 to our registration statement on Form S-4 (File No. 333- 58578))
3.14	Limited Liability Company Agreement of Huntsman EA Holdings LLC dated December 22, 2000 (incorporated by reference to Exhibit 3.10 to our registration statement on Form S-4 (File No. 333-58578))
3.15	Certificate of Formation of Huntsman Texas Holdings LLC (incorporated by reference to Exhibit 3.11 to our registration statement on Form S-4 (File No. 333-58578))
3.16	Limited Liability Company Agreement of Huntsman Texas Holdings LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.12 to our registration statement on Form S-4 (File No. 333-58578))
3.17	Certificate of Formation of Eurofuels LLC (incorporated by reference to Exhibit 3.13 to our registration statement on Form S-4 (File No. 333-58578))
3.18	Limited Liability Company Agreement of Eurofuels LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-4 (File No. 333-58578))
3.19	Certificate of Formation of Eurostar Industries LLC (incorporated by reference to Exhibit 3.15 to our registration statement on Form S-4 (File No. 333- 58578))
3.20	Limited Liability Company Agreement of Eurostar Industries LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.16 to our registration statement on Form S-4 (File No. 333-58578))
3.21	Certificate of Limited Partnership of Huntsman Ethyleneamines Ltd. (incorporated by reference to Exhibit 3.17 to our registration statement on Form S-4 (File No. 333-58578))
3.22	Articles of Limited Partnership of Huntsman Ethyleneamines Ltd. dated January 5, 2001 (incorporated by reference to Exhibit 3.18 to our registration statement on Form S-4 (File No. 333-58578))
3.23	Certificate of Limited Partnership of Huntsman Propylene Oxide Ltd. (incorporated by reference to Exhibit 3.19 to our registration statement on Form S-4 (File No. 333-58578))
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
4.22
Exchange and Registration Rights Agreement, dated as of December 17, 2004, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K dated December 17, 2004 (File No. 333-85141))
10.1
Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-85141))
10.2
Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-85141))
10.3
Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-85141))

10.4
Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-4 (File No. 333-85141))
10.5
Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-4 (File No. 333-85141))
10.6
First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the year ended December 31, 2000)
10.7
Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 2000)
10.8
Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 2000)
10.9
Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended December 31, 2000)
10.10
Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for the year ended December 31, 2000)

10.11
Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (U.K.) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2000)
10.12
U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels, L.P., each as a Seller and an Originator (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the year ended December 31, 2000)
10.13
Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.22 to our annual report on Form 10-K for the year ended December 31, 2000)
10.14
U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (U.K.) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2000)
10.15
Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 4, 2001)
10.16
Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.25 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.17
Amendment Agreement, dated December 20, 2001, between Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC and Huntsman International LLC, to amend the Contribution Agreement dated as of April 15, 1999 (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-4 (File No. 333-106482))
10.18
Second Amendment, dated as of October 21, 2002, between Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA, and J.P. Morgan (Ireland) PLC, to Series 2000-1 Supplement, dated as of December 21, 2000 (incorporated by reference to Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2002)
10.19
First Amendment to Series 2001-1 Supplement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the year ended December 31, 2002)

10.20
First Amendment to Amended and Restated Pooling Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2002)
10.21
Amended and Restated Servicing Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., Tioxide Europe SRL, Huntsman Surface Sciences Italia SRL, Huntsman Patrica S.R.L., Tioxide Europe S.L., Huntsman Surface Sciences Ibérica, S.L., Tioxide Europe SAS, Huntsman Surface Sciences (France) S.A.S., Huntsman Surface Sciences UK Ltd, Huntsman Ethyleneamines Ltd., as Local Servicers, J.P. Morgan Bank (Ireland) PLC, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.30 to our annual report on Form 10-K for the year ended December 31, 2002)
10.22
Amended and Restated U.S. Receivables Purchase Agreement, dated as of October 21, 2002, among Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., and Huntsman Ethyleneamines Ltd., each as a Seller and an Originator (incorporated by reference to Exhibit 10.31 to our annual report on Form 10-K for the year ended December 31, 2002)
10.23
Amended and Restated UK Receivables Purchase Agreement, dated as of October 21, 2002, among Huntsman International LLC, as Purchaser, Huntsman Surface Sciences UK Limited, Tioxide Europe Limited, and Huntsman Petrochemicals (UK) Limited, as Originators, Huntsman (Europe) B.V.B.A, as Master Servicer (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K for the year ended December 31, 2002)
10.24
Fifth Amendment to Credit Agreement, dated as of February 7, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K for the year ended December 31, 2002)
10.25
Deed of Amendment to Contribution Agreement, dated as of November 27, 2002, among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings, LLC, and Huntsman International LLC (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K for the year ended December 31, 2002)
10.26
Sixth Amendment to Credit Agreement, dated as of April 9, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.27
Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to our registration statement on Form S-4 (File No. 333-106482))
10.28
Seventh Amendment to Credit Agreement, dated as of October 17, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.42 to our registration statement on Form S-4 (File No. 333- 106482))

10.29
First Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2004, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated December 17, 2004 (File No. 333-85141))
21.1	Omitted pursuant to General Instruction I of Form 10-K.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.