Form 10-Q
period 2005-09-30
HUNTSMAN INTERNATIONAL LLC
filed 2005-11-15
CIK 1089748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

On November 14, 2005, 1,443 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant’s units of membership interest. All of the registrant’s units of membership interest are held by an affiliate.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

HUNTSMAN INTERNATIONAL LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Condensed Consolidated Statements of Members’ Equity (Deficit) (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
ITEM 2.	Management’s Narrative Analysis of Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 4.	Controls and Procedures
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings

ITEM 6.	Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$137.3	$149.7
Restricted cash	—	8.9
Accounts and notes receivables (net of allowance for doubtful accounts of $30.0 and $18.4, respectively)	1,194.4	1,351.0
Accounts receivable from affiliates	11.9	9.8
Inventories, net	1,140.7	1,074.4
Prepaid expenses	60.8	45.8
Deferred income taxes	10.9	10.9
Other current assets	21.0	11.5
Total current assets	2,577.0	2,662.0

Property, plant and equipment, net	4,052.3	4,435.6
Investment in unconsolidated affiliates	174.5	170.9
Intangible assets, net	220.4	252.4
Goodwill	3.3	3.3
Deferred income taxes	30.2	8.2
Receivables from affiliates	5.2	23.6
Other noncurrent assets	600.9	661.6
Total assets	$7,663.8	$8,217.6

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, including overdraft of $17.3 and nil, respectively	$918.2	$882.9
Accounts payable to affiliates	14.0	30.3
Accrued liabilities	582.8	672.9
Deferred income taxes	7.8	8.2
Current portion of long-term debt	40.2	35.8
Total current liabilities	1,563.0	1,630.1

Long-term debt	4,122.0	5,450.9
Long-term debt to affiliates	—	454.6
Deferred income taxes	208.6	180.2
Other noncurrent liabilities	558.2	570.1
Total liabilities	6,451.8	8,285.9

Minority interests	18.5	8.8

Commitments and contingencies (Notes 10 and 11)

Members’ equity (deficit):
Members’ equity, 1,443 and 1,000 units, respectively	2,581.7	1,321.3
Accumulated deficit	(1,368.9)	(1,548.5)
Accumulated other comprehensive (loss) income	(19.3)	150.1
Total members’ equity (deficit)	1,193.5	(77.1)
Total liabilities and members’ equity (deficit)	$7,663.8	$8,217.6

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Trade sales, services and fees	$2,807.9	$2,626.9	$8,782.3	$7,409.1
Related party sales	30.6	15.9	126.7	40.2
Total revenues	2,838.5	2,642.8	8,909.0	7,449.3
Cost of goods sold	2,511.5	2,334.0	7,624.4	6,645.0

Gross profit	327.0	308.8	1,284.6	804.3

Expenses:
Selling, general and administrative	132.8	117.2	392.5	369.5
Research and development	13.5	13.9	46.5	46.3
Other operating expense	4.7	8.4	32.7	22.8
Restructuring, impairment and plant closing costs	71.3	43.2	101.1	202.4
Total expenses	222.3	182.7	572.8	641.0
Operating income	104.7	126.1	711.8	163.3

Interest expense, net	(92.2)	(138.0)	(307.9)	(415.5)
Loss on accounts receivable securitization program	(3.3)	(3.7)	(8.9)	(10.2)
Equity in income of investment in unconsolidated affiliates	1.9	1.3	7.0	3.0
Other (expense) income	(40.9)	3.1	(118.5)	(0.8)

(Loss) income from continuing operations before income taxes and minority interest	(29.8)	(11.2)	283.5	(260.2)
Income tax (expense) benefit	(3.1)	56.7	(59.8)	49.2
Minority interest	(0.4)	—	(0.5)	—
(Loss) income from continuing operations	(33.3)	45.5	223.2	(211.0)
Loss from discontinued operations (including
loss on disposal of $36.4 in 2005), net of tax	(0.6)	(2.8)	(43.6)	(4.5)

Net (loss) income	(33.9)	42.7	179.6	(215.5)
Other comprehensive (loss) income	(24.7)	9.5	(169.4)	(0.9)

Comprehensive (loss) income	$(58.6)	$52.2	$10.2	$(216.4)

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT) (UNAUDITED)

(Dollars in Millions)

	Members’ equity		Accumulated	Accumulated other comprehensive
	Units	Amount	deficit	income (loss)	Total
Balance, December 31, 2004	1,000	$1,321.3	$(1,548.5)	$150.1	$(77.1)
Net income	—	—	179.6	—	179.6
Other comprehensive loss	—	—	—	(169.4)	(169.4)
Contribution from parent	443	1,260.4	—	—	1,260.4
Balance, September 30, 2005	1,443	$2,581.7	$(1,368.9)	$(19.3)	$1,193.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income (loss)	$179.6	$(215.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of unconsolidated affiliates	(7.0)	(3.0)
Depreciation and amortization	317.3	335.8
Provision for losses on accounts receivable	10.1	2.1
Loss on disposal of assets	3.0	2.0
Loss on early extinguishment of debt	114.5	1.9
Non-cash interest expense	37.9	103.7
Non-cash restructuring, impairment and plant closing costs	46.3	109.0
Deferred income taxes	58.8	(73.6)
Unrealized loss (gain) on foreign currency transactions	38.8	(20.4)
Loss on disposal of discontinued operations	36.4	—
Changes in operating assets and liabilities:
Accounts and notes receivable	206.8	(198.4)
Change in receivables sold, net	(79.7)	(64.9)
Inventories	(83.5)	(63.4)
Prepaid expenses	24.4	12.9
Other current assets	(2.3)	45.6
Other noncurrent assets	(10.4)	(25.6)
Accounts payable	(80.5)	99.4
Accrued liabilities	(93.3)	(1.9)
Other noncurrent liabilities	(2.7)	17.4
Net cash provided by operating activities	714.5	63.1

Investing Activities:
Capital expenditures	(186.5)	(137.7)
Investment in unconsolidated affiliates	(8.0)	(11.8)
Proceeds from sale of assets	5.1	0.1
Net cash received from unconsolidated affiliates	5.1	7.3
Change in restricted cash	8.9	(7.5)
Net cash used in investing activities	(175.4)	(149.6)

Financing Activities:
Net (repayment) borrowings under revolving loan facilities	(117.1)	70.8
Repayment of long-term debt	(3,060.5)	(1,729.3)
Proceeds from long-term debt	1,873.1	1,827.5
Payments on notes payable	(24.0)	(8.6)
Net borrowings (repayments) of overdraft facility	17.3	(7.5)
Contribution from minority shareholder	3.6	2.7
Debt issuance costs paid	(15.4)	(25.5)
Cost of early extinguishment of debt	(64.1)	—
Contribution from parent	837.6	—
Net cash (used in) provided by financing activities	(549.5)	130.1

Effect of exchange rate changes on cash	(2.0)	0.1

(Decrease) increase in cash and cash equivalents	(12.4)	43.7
Cash and cash equivalents at beginning of period	149.7	117.3
Cash and cash equivalents at end of period	$137.3	$161.0

Supplemental cash flow information:
Cash paid for interest	$328.5	$332.3
Cash paid for income taxes	$14.1	$20.1

Supplemental non-cash investing and financing information:

On February 28, 2005, HMP Equity Holdings Corporation contributed the HIH Senior Subordinated Discount Notes at an accreted value of $422.8 million to us in exchange for equity.

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      General

Certain Definitions

For convenience in this report, the terms “Company,” “our,” “us” or “we” may be used to refer to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries. In this report, “HIH” refers to Huntsman International Holdings LLC and, unless the context otherwise requires, its subsidiaries. “Huntsman LLC” or “HLLC” refers to Huntsman LLC and, unless the context otherwise requires, its subsidiaries, “Huntsman Corporation” refers to Huntsman Corporation and its predecessors, and, unless the context otherwise requires, their subsidiaries, “AdMat” refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, and “ICI” refers to Imperial Chemical Industries PLC, an unrelated third-party and, unless the context otherwise requires, its subsidiaries.

Business

We are among the world’s largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which are marketed globally to a diversified group of consumer and industrial customers. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride and titanium dioxide. We operate manufacturing facilities located around the world.  We manage our business through five operating and reporting segments: Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals.

Company

We are a Delaware limited liability company and all of our membership interests are owned directly or indirectly by Huntsman Corporation.

On February 16, 2005, Huntsman Corporation, our parent corporation, completed an initial public offerings of (i) 55,681,819 shares of its common stock sold by Huntsman Corporation and 13,579,546 shares of its common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and (ii) 5,750,000 shares of its 5% Mandatory Convertible Preferred Stock sold by Huntsman Corporation at a price to the public of $50 per share. Net proceeds to Huntsman Corporation from the offering were approximately $1,500 million, substantially all of which has been used to repay outstanding indebtedness of certain of Huntsman Corporation’s subsidiaries, including HMP Equity Holdings Corporation, Huntsman LLC and HIH. In connection with the offering, Huntsman Corporation and certain affiliates engaged in a series of reorganization transactions. In connection with these reorganization transactions, Huntsman LLC’s ownership of HIH was reduced to 42% effective February 16, 2005 from 60% as of December 31, 2004. For financial reporting purposes, this was considered a reorganization of entities under common control.

On August 16, 2005, Huntsman LLC and HIH merged with and into our Company (the “Merger”), with our Company continuing in existence as the surviving entity. Prior to the Merger, all of our membership interests were owned by HIH, and HIH was owned 58% by Huntsman Corporation and 42% by Huntsman LLC. As a result of the Merger, all of our membership interests are now owned directly or indirectly by Huntsman Corporation.  Our financial statements give effect to the Merger, which has been accounted for as an exchange of shares between entities under common control in a manner similar to a pooling of interests.  As such, the results of operations of HIH have been combined with our results of operations since our inception and the results of operations of Huntsman LLC have been combined with our results of operations since May 2003, the date we and Huntsman LLC came under common control.  All prior periods have been restated to reflect our accounting for the Merger in a manner similar to a pooling of interests.

Recent Developments

U.S. Gulf Coast Storms and PO/MTBE Restart

Following Hurricane Katrina, Huntsman Corporation, our parent, announced that none of our manufacturing facilities sustained serious structural damage and that all of our impacted facilities were up and operating with minimal disruption.

On September 22, 2005, prior to Hurricane Rita, Huntsman Corporation announced that we had suspended operations at our Gulf Coast facilities in Port Arthur, Port Neches, Conroe, Freeport, Chocolate Bayou and Dayton, Texas and in Lake Charles, Louisiana. Shortly after Hurricane Rita, Huntsman Corporation announced that our facilities at Conroe, Freeport, Chocolate Bayou and Dayton, Texas commenced operations and, on October 10, 2005, announced that our titanium dioxide facility at Lake Charles, Louisiana and our butadiene plant at Port Neches, Texas restarted.

On October 13, 2005, Huntsman Corporation announced that our major propylene oxide/MTBE unit in Port Neches, Texas (the “PO/MTBE Unit”) restarted. Unrelated to the hurricanes, on August 25, 2005, the PO/MTBE Unit was temporarily shut down for unscheduled maintenance and repairs.  We completed the maintenance and repair work prior to Hurricane Rita, but suspended the restart in response to the hurricane.

On October 23, 2005, we restarted our smaller olefins unit at Port Neches, Texas, allowing us to resume full production of our surfactants and amines products.  On November 4, 2005, we restarted our larger olefins unit at Port Arthur, Texas.  All of our principal operating units are now in operation.

Certain of our products were temporarily negatively impacted by restrictions on the availability of certain raw materials as well as logistics and transportation limitations.  In addition, certain of our suppliers and customers in the Gulf Coast region sustained damage to their operations, which temporarily impacted their ability to deliver and purchase products.

The U.S. Gulf Coast storms, on top of an already high cost raw material environment, have generally resulted in increases in the cost of energy and many of our key feedstocks.  In response to higher raw material and energy costs and because of improving market conditions in certain markets, we have recently announced price increases in many of our products.

These events negatively affected our results of operations for the three months ended September 30, 2005 and likely will have a negative effect on our operations in the fourth quarter of 2005.

Merger with Huntsman LLC and HIH

As noted in the “—Company” section above, on August 16, 2005, Huntsman LLC and HIH merged with and into our Company.  We are, and each of Huntsman LLC and HIH was, a direct or indirect wholly owned subsidiary of Huntsman Corporation.  Huntsman Corporation effected the Merger to simplify the consolidated group’s financing and public reporting structure, to reduce its cost of financing and to facilitate other organizational efficiencies.  As a result of the Merger, we succeeded to the assets, rights and obligations of Huntsman LLC.  In particular, we entered into supplemental indentures under which we assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 ($296 million outstanding principal amount), 11.5% senior notes due 2012 ($198 million outstanding principal amount) and senior floating rate notes due 2011 ($100 million outstanding principal amount) (collectively, the “Former HLLC Notes”).  Our subsidiaries that previously guaranteed our outstanding debt securities have provided guarantees of the Former HLLC Notes, and all subsidiaries of Huntsman LLC that guaranteed the Former HLLC Notes prior to the Merger executed supplemental indentures to guarantee all of our outstanding debt securities.

 We did not pay any consideration for the equity of Huntsman LLC or HIH in connection with the Merger other than the issuance of additional membership interests to Huntsman Corporation in exchange for its ownership interest in Huntsman LLC and HIH.

New Credit Facilities

On August 16, 2005, effective upon completion of the Merger, we repaid our existing secured credit facilities (the “Former HI Credit Facilities”), Huntsman LLC’s secured credit facilities (the “Former HLLC Credit Facilities”) and a subordinated note with an aggregate principal amount of $106.6 million (the “Huntsman Specialty Subordinated Note”) with available cash on hand and the proceeds of facilities under a new senior secured credit agreement (the “New Credit Facilities”), consisting of (i) a $650 million revolving credit facility (the “Revolving Facility”) (of which $143 million was drawn upon completion of the Merger), (ii) a $1,730 million term loan (the “Dollar Term Facility”), and (iii) a €100 million (approximately $123.5 million) term loan (the “Euro Term Facility”).  In addition, immediately prior to the Merger, Huntsman LLC funded the redemption of its outstanding 9.5% senior subordinated notes due 2007 and its senior subordinated floating rate notes due 2007, which together had an aggregate outstanding principal amount of approximately $59 million. The redemption of such notes was completed on September 1, 2005. In connection with the Merger and related financing, we temporarily (through March 31, 2006) increased the capacity of our accounts receivable securitization program (the “A/R Securitization Program”) by $50 million to approximately $375 million U.S. dollar equivalents. All of the initial borrowings under the Revolving Facility were repaid a few days later with proceeds provided under the expanded A/R Securitization Program.

Principles of Consolidation

Our unaudited interim condensed consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary.  All intercompany accounts and transactions have been eliminated.

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and in conjunction with the audited consolidated historical and unaudited pro forma financial data included in our current report on Form 8-K/A filed on October 14, 2005.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.                                      Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a replacement of FIN 46 (FIN 46R) to clarify certain complexities. We were required to adopt this financial interpretation on January 1, 2005. The adoption of the standard required us to consolidate our Rubicon LLC joint venture. Rubicon LLC manufactures products for us and our joint venture partner, including aniline and DPA. Rubicon LLC borrows funds from us and a joint venture partner to finance capital requirements and receives reimbursement of costs incurred to operate its facilities.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement’s impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted SFAS No. 153 for nonmonetary exchanges occurring after June 30, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payments as previously provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation’s initial public offering. In connection with Huntsman Corporation’s initial public offering of common stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $2.5 million and $5.9 million during the three and nine months ended September 30, 2005, respectively. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation’s initial public offering.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 2005. We are reviewing FIN 47 to determine its impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. We will apply this standard prospectively.

In September 2005, the Emerging Issues Task Force reached a consensus on issue 04-13, “Accounting for Purchase and Sales of Inventory with the Same Counterparty,” that requires companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory should be reflected at the recorded amount. This consensus is effective for transactions completed after March 31, 2006.  We are evaluating the impact of this consensus to determine its impact on our results of operations.

3.                                      Inventories

Inventories consisted of the following (dollars in millions):

	September 30, 2005	December 31, 2004

Raw materials and supplies	$369.2	$297.3
Work in progress	55.4	62.1
Finished goods	825.6	796.4
Total	1,250.2	1,155.8

LIFO reserves	(109.5)	(81.0)
Lower of cost or market reserves	—	(0.4)

Inventories, net	$1,140.7	$1,074.4

In the normal course of operations, we exchange raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements receivable by us at September 30, 2005 was $4.8 million (13.3 million pounds of feedstock and products). The amount included in inventory under open exchange agreements receivable by us at December 31, 2004 was $5.3 million (8.7 million pounds of feedstock and products).

4.                                      Restructuring, Impairment and Plant Closing Costs

As of September 30, 2005 and December 31, 2004, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions (1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total (2)

Accrued liabilities as of December 31, 2004	$93.9	$7.3	$5.1	$13.8	$120.1
2005 charges for 2003 initiatives	7.9	—	2.5	—	10.4
2005 charges for 2004 initiatives	28.3	0.1	—	10.5	38.9
2005 charges for 2005 initiatives	5.3	—	—	1.6	6.9
Reversal of reserves no longer required	—	—	(0.9)	(0.5)	(1.4)
2005 payments for 2003 initiatives	(12.7)	—	(0.1)	—	(12.8)
2005 payments for 2004 initiatives	(63.8)	(0.7)	(0.8)	(5.6)	(70.9)
2005 payments for 2005 initiatives	(0.9)	—	—	(0.1)	(1.0)
Foreign currency effect on reserve balance	(8.8)	(0.1)	(0.3)	(1.7)	(10.9)

Accrued liabilities as of September 30, 2005	$49.2	$6.6	$5.5	$18.0	$79.3

 (1)                               Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

(2)                                  Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2005	December 31, 2004
2001 initiatives	$2.8	$2.8
2003 initiatives	20.3	22.6
2004 initiatives	56.8	90.3
2005 initiatives	5.9	—
Foreign currency effect on reserve balance	(6.5)	4.4
Total	$79.3	$120.1

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Pigments	Polymers	Base Chemicals	Total
Accrued liabilities as of December 31, 2004	$19.0	$58.2	$22.0	$5.8	$15.1	$120.1
2005 charges for 2003 initiatives	3.7	—	6.7	—	—	10.4
2005 charges for 2004 initiatives	2.2	4.9	18.9	4.1	8.8	38.9
2005 charges for 2005 initiatives	—	1.7	2.7	—	2.5	6.9
Reversal of reserves no longer required	—	—	(1.4)	—	—	(1.4)
2005 payments for 2003 initiatives	(4.6)	(0.8)	(7.4)	—	—	(12.8)
2005 payments for 2004 initiatives	(5.3)	(26.6)	(18.2)	(6.3)	(14.5)	(70.9)
2005 payments for 2005 initiatives	—	(0.1)	(0.9)	—	—	(1.0)
Foreign currency effect on reserve balance	(1.5)	(6.3)	(2.1)	(0.5)	(0.5)	(10.9)
Accrued liabilities as of September 30, 2005	$13.5	$31.0	$20.3	$3.1	$11.4	$79.3

Current portion of restructuring reserve	$5.2	$21.3	$17.6	$0.7	$9.9	$54.7
Long term portion of restructuring reserve	8.3	9.7	2.7	2.4	1.5	24.6
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$0.6	$2.0	$9.0	$—	$6.6	$18.2
Estimated additional charges beyond one year	$—	$—	$—	$—	$—	$—

As of September 30, 2005 and December 31, 2004, we had reserves for restructuring, impairment and plant closing costs of $79.3 million and $120.1 million, respectively. During the nine months ended September 30, 2005, we recorded additional net charges of $101.1 million (consisting of $54.8 million payable in cash and $46.3 million of non-cash charges) for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities, and for an impairment of long-lived assets. During the nine months ended September 30, 2005, we made cash payments against these reserves of $84.7 million.

As of December 31, 2004, our Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2002). During the nine months ended September 30, 2005, our Polyurethanes segment recorded restructuring charges of $5.9 million related to these initiatives, all of which is payable in cash.  In addition, during the nine months ended September 30, 2005, our Polyurethanes segment made cash payments of $9.9 million. These restructuring initiatives are expected to result in additional restructuring charges of approximately $0.6 million. During the nine months ended September 30, 2004, our Polyurethanes segment recorded restructuring charges of $32.8 million.

As of December 31, 2004, our Performance Products segment reserve consisted of $58.2 million related to various restructuring programs across our European surfactants business, including the closure of substantially all of our Whitehaven, U.K. surfactants facility, as well as the closure of our Guelph, Ontario, St. Louis, Missouri and Austin, Texas facilities. During the nine months ended September 30, 2005, our Performance Products segment recorded restructuring charges of $6.6 million, all of which is payable in cash, of which $4.9 million related to 2004 activities.  The additional $1.7 million relates mainly to manpower reductions in Performance Products as part of the realignment of our Jefferson County, Texas operations announced on August 30, 2005.  Our Performance Products segment made cash payments of $27.5 million during the nine months ended September 30, 2005. These restructuring initiatives are expected to result in additional restructuring charges of approximately $2 million. During the nine months ended September 30, 2004, our Performance Products segment recorded restructuring charges of $41.2 million.

As of December 31, 2004, our Pigments segment reserve consisted of $22.0 million related to its global workforce reductions announced in 2003 and the reduction of its titanium dioxide (“TiO2”) production capacity announced in 2004. In July 2005, our Pigments and Base Chemicals segments announced that they would establish a single U.K. headquarters in Teesside, U.K. This will result in the closure of our Pigments segment’s Billingham, U.K. headquarters and the creation of a new support center for both businesses. During the nine months ended September 30, 2005, our Pigments segment recorded restructuring charges of $26.9 million related to these restructuring initiatives, all of which was payable in cash, and made cash payments of $26.5 million. These restructuring initiatives are expected to result in additional restructuring charges of approximately $9 million through 2006. During the nine months ended September 30, 2004, our Pigments segment recorded restructuring charges of $111.7 million.

As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of our phenol manufacturing unit in Australia and restructuring initiatives at our Odessa, Texas.  During the nine months ended September 30, 2005, our Polymers segment recorded restructuring charges of $51.3 million, $4.1 million of which is payable in cash, and made cash payments of $6.3 million. During the third quarter of 2005, we concluded that the long-lived assets of our Australian styrenics business were impaired as a result of disappointing performance and the lack of anticipated strengthening of the styrenics market.  Accordingly, our Polymers segment recorded an impairment charge of $46.6 million during the third quarter of 2005 related to the Australian styrenics assets.  The fair value of the Australian styrenics assets was determined based on estimated market prices. During the nine months ended September 30, 2004, our Polymers segment recorded restructuring charges of $7.6 million.

As of December 31, 2004, our Base Chemicals segment reserve consisted of $15.1 million related primarily to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities.  In July 2005, our Pigments and Base Chemicals segments announced that they would establish a single U.K. headquarters in Teesside, U.K.  In August 2005, our Base Chemicals segment announced the restructuring of its Jefferson County, Texas operations. During the nine months ended September 30, 2005, our Base Chemicals segment recorded restructuring charges of $11.3 million related to these initiatives, all of which was payable in cash, and made cash payments of $14.5 million. These restructuring initiatives are expected to result in additional restructuring charges of approximately $7 million through 2006. During the nine months ended September 30, 2004, our Base Chemicals segment recorded restructuring charges of $9.1 million.

5.                                      Debt

Outstanding debt consisted of the following (dollars in millions):

	September 30, 2005	December 31, 2004

New Credit Facilities:
Term Loan B	$1,800.5	$—
Former HI Credit Facilities:
Term Loan B	—	1,314.1
Former HLLC Credit Facilities:
Term Loan B	—	715.0
Revolving Facility	—	125.0
2010 Secured Notes	293.5	451.1
2009 Senior Notes	455.0	456.0
2011 Senior Floating Rate Notes	100.0	100.0
2012 Senior Fixed Rate Notes	198.0	300.0
Subordinated Notes	1,154.6	1,242.0
HLLC Subordinated Notes	—	59.3
Huntsman Specialty Subordinated Note	—	101.2
HIH Senior Discount Notes	—	494.7
HIH Senior Subordinated Discount Notes	—	413.7
Australian Credit Facilities	65.7	59.2
Consolidated Chinese Splitting JV debt	30.6	10.4
Subordinated note - affiliate	—	40.9
Other	64.3	58.7
Total debt	$4,162.2	$5,941.3

Current portion	40.2	35.8
Long-term portion - excluding affiliate	4,122.0	5,450.9

Long-term portion - affiliate	—	454.6

Total debt	$4,162.2	$5,941.3

Credit Facilities

On August 16, 2005, effective upon the completion of the Merger, we repaid the Former HI Credit Facilities, the Former HLLC Credit Facilities and the Huntsman Specialty Subordinated Note with available cash and with the proceeds of our New Credit Facilities.

Our New Credit Facilities consist of (i) the $650 million Revolving Facility (of which $143 million was drawn upon completion of the Merger), (ii) the $1,730 million Dollar Term Facility (of which $1,683.5 million remains outstanding after a voluntary prepayment of $46.5 million was made on September 19, 2005), and (iii) the €100 million (approximately $123.5 million) Euro Term Facility (of which  €97.3 million remains outstanding after a voluntary prepayment of €2.7 million was made on September 19, 2005).  All of the initial borrowings under the Revolving Facility were repaid a few days later with proceeds received under our A/R Securitization Program. The Dollar Term Loan and the Euro Term Loan each require amortization payments of 1% annually.

Borrowings under the Revolving Facility currently bear interest at LIBOR plus 1.75% and mature in 2010.  The Dollar Term Facility also bears interest at LIBOR plus 1.75% and matures in 2012.  The Euro Term Facility bears interest at LIBOR plus 2.00% and matures in 2012.  As of September 30, 2005, the weighted average interest rate on the New Credit Facilities was 5.4%, excluding the impact of interest rate hedges.  As of September 30, 2005, we had $22.2 million in U.S. dollar equivalents of letters of credit issued and outstanding under the Revolving Facility.

Our obligations under the New Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries (the “HI Guarantors”), and are secured by a first priority lien (generally shared with the holders of our

2010 Secured Notes (as defined below)) on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between our various subsidiaries.

The credit agreements governing the New Credit Facilities contain financial covenants typical for these types of agreements, including a minimum interest coverage ratio, a maximum debt-to-EBITDA ratio and a limit on capital expenditures.  The credit agreements also contain customary restrictions on our ability to incur liens, incur additional debt, merge or sell assets, pay dividends, prepay other indebtedness, make investments or engage in transactions with affiliates, and other customary restrictions and default provisions.  Under the credit agreements, the maturity of the New Credit Facilities will accelerate if we do not repay all but $100 million of any of our outstanding debt securities at least three months prior to the maturity of those securities.

Prior to entering into the agreements governing the New Credit Facilities on August 16, 2005, the Former HI Credit Facilities consisted of a revolving loan facility of up to $375 million and a term loan B facility which consisted of a $1,082.5 million term portion and a €41.6 million term portion. The Former HLLC Credit Facilities consisted of a $350 million revolving credit facility and a $665 million term loan B facility.

Secured Notes

On August 16, 2005, in connection with the Merger, we entered into supplemental indentures under which we assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 (the “2010 Secured Notes”). For more information, see “Note 1. General—Recent Developments—Merger with Huntsman LLC and HIH.” As of September 30, 2005, we had outstanding $296.0 million aggregate principal amount ($455.4 million original aggregate principal amount) of the 2010 Secured Notes, which are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. In connection with the initial public offering of common and preferred stock of our parent, Huntsman Corporation, proceeds were used to redeem $159.4 million of aggregate principal amount of the 2010 Secured Notes. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year. The 2010 Secured Notes are secured by a first priority lien on all collateral securing the New Credit Facilities as described above (other than capital stock of our subsidiaries), shared equally with the lenders on the New Credit Facilities, subject to certain intercreditor arrangements.

The 2010 Secured Notes contain covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indentures governing these notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

Senior Notes

As of September 30, 2005, we had outstanding $450.0 million aggregate principal amount 9.875% senior notes due 2009 that were issued at a premium (the “2009 Senior Notes”). The 2009 Senior Notes are unsecured obligations and interest is payable semiannually in March and September. The 2009 Senior Notes are redeemable after March 1, 2006 at 104.937% of the original aggregate principal amount thereof, declining ratably to par on and after March 1, 2008.

In connection with the Merger, on August 16, 2005, we entered into supplemental indentures under which we assumed the obligations of Huntsman LLC under its 11.5% senior notes due 2012 (the “2012 Senior Fixed Rate Notes”) and its senior floating rate notes due 2011 (the “2011 Senior Floating Rate Notes”). For more information, see “Note 1. General—Recent Developments— Merger with Huntsman LLC and HIH.” As of September 30, 2005, we had outstanding $198.0 million ($300 million original aggregate principal amount) of 2012 Senior Fixed Rate Notes and $100.0 million of 2011 Senior Floating Rate Notes.  In connection with the initial public offering of common and preferred stock of our parent, Huntsman Corporation, proceeds were used to redeem $102.0 million of aggregate principal amount of the 2012 Senior Fixed Rate Notes.  Interest on the 2012 Senior Fixed Rate Notes is payable semiannually in January and July of each year.  Interest on the 2011 Senior Floating Rate Notes is at LIBOR plus 7.25% (10.85% as of September 30, 2005) and is payable quarterly in January, April, July and October of each year. The 2012 Senior Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The 2011 Senior Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, we may redeem up to 40% of the original aggregate principal amount of the 2012 Senior Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, we may redeem up to 40% of the original aggregate principal amount of the 2011 Senior Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%.  The 2009 Senior Note, the 2011 Senior Floating Rate Notes and the 2012 Fixed Rate Notes are guaranteed by the HI Guarantors.

The indentures governing the 2009 Senior Notes, the 2012 Senior Fixed Rate Notes and the 2011 Senior Floating Rate Notes contain covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indentures governing these notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

Subordinated Notes

As of September 30, 2005, we had outstanding $175 million 7.375% senior 2015 subordinated notes and €135 million ($162.3 million) 7.5% senior 2015 subordinated notes (collectively, the “2015 Subordinated Notes”). The $175 million and €135 million 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, declining ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, we may redeem up to 40% of the original aggregate principal amount of the $175 million and €135 million 2015 Subordinated Notes at redemption prices of 107.375% and 107.5%, plus accrued and unpaid interest, respectively, with the proceeds of a qualified equity offering.

As of September 30, 2005, we also had outstanding $366.1 million ($600 million original aggregate principal amount) and €372.0 million ($447.1 million) (€450 million original aggregate principal amount) 10.125% senior subordinated notes due 2009 (the “2009 Subordinated Notes” and, together with the 2015 Subordinated Notes, the “Subordinated Notes”). The 2009 Subordinated Notes are redeemable at 103.375% of the principal amount thereof, which declines ratably to par on and after July 1, 2007.

As of September 30, 2005, we had outstanding a combined total of $541.1 million and €507.0 million ($609.4 million U.S. dollar equivalents) Subordinated Notes, plus $4.1 million of unamortized premium. The Subordinated Notes are unsecured and are guaranteed by the HI Guarantors.  Interest on the Subordinated Notes is payable semiannually in January and July of each year.

The Subordinated Notes contain covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indentures governing these notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

Immediately prior to the Merger, Huntsman LLC funded the redemption of its outstanding 9.5% senior subordinated notes due 2007 and its senior subordinated floating rate notes due 2007 (the “HLLC Senior Subordinated Notes”), which together had an aggregate outstanding principal amount of approximately $59 million.  Such redemption was completed on September 1, 2005.

On August 16, 2005, in connection with the Merger, we repaid in full the Huntsman Specialty Subordinated Note which had an aggregate principal amount of $106.6 million.

HIH Senior Discount Notes

On June 30, 1999, HIH issued senior discount notes (“HIH Senior Discount Notes”) and senior subordinated discount notes (the “HIH Senior Subordinated Discount Notes” and, collectively with the HIH Senior Discount Notes, the “HIH Discount Notes”) to ICI with initial stated values of $242.7 million and $265.3 million, respectively.  The HIH Discount Notes were due December 31, 2009.

Interest on the HIH Senior Discount Notes accrued at 13.375% per annum and was paid in kind.  The HIH Senior Discount Notes were redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007.  As a result of Huntsman Corporation’s initial public offering, during the first quarter of 2005, HIH redeemed approximately $505.6 million of accreted value and paid call premiums of approximately $33.8 million.  In order to make this redemption, HIH received contributions from Huntsman Corporation resulting from proceeds of its initial public offering in the amount of $504.4 million and received $35.0 million in dividends from us.

The HIH Senior Subordinated Discount Notes accrued interest at a reset rate of 13.125% that was reset as of September 30, 2004 in accordance with the terms of the indenture.  The HIH Senior Subordinated Discount Notes were held by HMP Equity

Holdings Corporation.  On February 28, 2005, HMP Equity Holdings Corporation contributed the HIH Senior Subordinated Discount Notes at an accreted value of $422.8 million to HIH in exchange for equity in HIH.

Other Debt

We maintain a $25 million multicurrency overdraft facility used for the working capital needs for our European subsidiaries (the “European Overdraft Facility”). As of September 30, 2005 and December 31, 2004, there were $17.3 million in U.S. dollar equivalents and nil net borrowings outstanding under the European Overdraft Facility, respectively.

Huntsman Polyurethanes Shanghai Ltd., one of our Chinese MDI joint ventures and our consolidated affiliate (our “Consolidated Chinese Splitting JV”), has obtained secured loans for the construction of MDI production facilities near Shanghai, China. This debt consists of various committed loans in the aggregate amount of approximately $117 million. As of September 30, 2005, our Consolidated Chinese Splitting JV had $15 million outstanding in U.S. dollar borrowings and 126 million in RMB borrowings ($15 million) under these facilities. As of September 30, 2005, the interest rate was approximately 5.0% for U.S. dollar borrowings and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semiannual installments beginning no later than June 30, 2007. The financing is non-recourse to us, but is guaranteed during the construction phase by affiliates of our Consolidated Chinese Splitting JV, including Huntsman Corporation. Our Chinese MDI joint ventures are unrestricted subsidiaries under the New Credit Facilities and under the indentures governing our outstanding notes.

Our Australian subsidiaries maintain credit facilities (the “Australian Credit Facilities”) that had an aggregate outstanding balance of A$87.0 million ($65.7 million) as of September 30, 2005.  These facilities are non-recourse to us.

We finance certain of our insurance premiums.  As of September 30, 2005, we had $26.1 million in insurance premium financing, all of which is due in the next 12 months.

On February 16, 2005, Huntsman LLC paid in full a 15% note payable to an affiliated entity in the amount of $41.6 million.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the New Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Maturities

The scheduled maturities of our debt by year as of September 30, 2005, were as follows (dollars in millions):

Year ended December 31:
Remainder of 2005	$17.0
2006	33.1
2007	81.1
2008	20.7
2009	1,293.2
Later Years	2,717.1

Total	$4,162.2

In connection with the repayment of indebtedness, we recorded a loss on early extinguishment of debt of $38.5 million and $114.5 million in the three and nine months ended September 30, 2005, respectively.

6.                                      Derivative Instruments and Hedging Activities

We are exposed to market risks, such as changes in interest rates, foreign exchange rates, and commodity pricing risks. From time to time, we enter into transactions, including derivative instruments, to manage exposures. We manage interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain financing agreements.

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

As of September 30, 2005 and December 31, 2004, we had entered into various types of interest rate contracts to manage our exposure to interest rate risk on our variable-rate LIBOR-based long-term debt as indicated below (dollars in millions):

	September 30, 2005	December 31, 2004

Pay fixed swaps
Notional amount	$183.5	$184.3
Fair value	(0.2)	(3.2)
Weighted average pay rate	4.43%	4.44%
Maturing	2005-2007	2005-2007

We purchase interest rate swaps to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

Interest rate contracts with a fair value loss of $0.2 million and $3.2 million were recorded as a component of other noncurrent liabilities as of September 30, 2005 and December 31, 2004, respectively. The fair value of cash flow hedges and interest rate contracts not designated as hedges were as follows (dollars in millions):

	September 30, 2005	December 31, 2004

Cash flow hedges	$(0.4)	$(2.0)
Interest rate contracts	0.2	(1.2)

The changes in the fair values of cash flow hedges and interest rate contracts not designated as hedges resulted in increases (decreases) as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flow hedges:
Interest expense	$0.2	$0.9	$0.8	$0.5
Other comprehensive income	(0.5)	(1.2)	(2.4)	(4.0)
Interest rate contracts:
Interest expense	$(1.9)	$0.6	$(1.3)	$(0.9)

We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Price Hedging

As of September 30, 2005, there were no cash flow commodity price hedging contracts recorded in other current assets, accrued liabilities or other comprehensive income. As of December 31, 2004, there was $0.1 million included in other current assets and accrued liabilities relating to cash flow commodity price hedging contracts.

As of September 30, 2005 there were no commodity price hedging contracts designated as fair value hedges included in the balance sheet.  As of December 31, 2004, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as a $1.5 million increase in other current assets and $1.8 million decrease in inventory.

Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as  $3.5 million in other current assets and $2.3 million in accrued liabilities as of September  30, 2005, and as $5.6 million in other current assets and $1.8 million in accrued liabilities as of December 31, 2004.

During the three months ended September 30, 2005 and the three months ended September 30, 2004, we recorded a decrease of $1.1 million and of $0.8 million respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133.

During the nine months ended September 30, 2005 and the nine months ended September 30, 2004, we recorded an increase of $10.2 million and of $2.5 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133.

Foreign Currency Rate Hedging

We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of September 30, 2005 and December 31, 2004 and for the nine months ended September 30, 2005 and 2004, the change in fair value and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

As of September 30, 2005, excluding the cross-currency interest rate swap discussed in the following paragraph, we have designated €332.3 million of our euro-denominated debt as a hedge of our net investment in foreign operations. Currency effects on net investment hedges for the three months ended September 30, 2005 and 2004 produced a gain of $3.2 million and a loss of $9.4 million, respectively, and for the nine months ended September 30, 2005 and 2004, respectively, a gain of $49.0 million and a gain of $9.6 million in other comprehensive loss (foreign currency translation adjustments). As of September 30, 2005 and December 31, 2004, we recorded a cumulative net loss in accumulated other comprehensive income (loss) of approximately $139.5 million and $188.5 million, respectively.

We have outstanding a cross-currency interest rate swap that requires us to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of approximately 7.4%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.6%, payable semiannually on January 1 and July 1. We have designated this cross-currency swap as a hedge of our net investment in euro-denominated operations.

7.                                      Securitization of Accounts Receivable

Under our A/R Securitization Program, we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the “Receivables Trust”) at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

As of September 30, 2005 and December 31, 2004, the Receivables Trust had approximately $193.8 million and $208.4 million, respectively, in U.S. dollar equivalents in medium-term notes outstanding and approximately $94.3 million in U.S. dollar equivalents and nil, respectively in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006 with the scheduled amortization period commencing June 30, 2005. Our commercial paper facility has a maturity date of June 30, 2007 and provides for the issuance of both euro- and U.S. dollar-denominated commercial paper up to a U.S. dollar equivalent of $125 million.  In connection with the Merger and the related financing, we temporarily (through March 31, 2006) increased our commercial paper facility from $125 million to $175 million.

As of September 30, 2005 and December 31, 2004, our retained interest in receivables (including servicing assets) subject to the program was approximately $217.5 million and $327.6 million, respectively. The value of the retained interest is subject to credit and interest rate risk. For the nine months ended September 30, 2005 and 2004, new sales of accounts receivable sold into the program totaled approximately $4,245.3 million and $3,669.1 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $4,238.3 million and $3,635.5 million, respectively. Servicing fees received during the nine months ended September 30, 2005 and 2004 were approximately $4.6 million and $4.0 million, respectively.

We incur losses on the A/R Securitization Program for the discount on receivables sold into the program and fees and expenses associated with the program. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on the A/R Securitization Program were nil and a loss of $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. As of each of September 30, 2005 and December 31, 2004, the fair value of the open forward currency contracts was nil.

The key economic assumptions used in valuing the residual interest are presented below:

September 30, 2005
Weighted average life (in months)	Approx. 1.5
Credit losses (annual rate)	Less than 1%
Discount rate (weighted average life)	Less than 1%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of September 30, 2005 and December 31, 2004 were $14.9 million and $12.1 million, respectively.

8.                                      Employee Benefit Plans

Components of the net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004 were as follows (dollars in millions):

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$17.7	$13.5	$0.9	$0.8
Interest cost	29.5	24.3	1.9	1.7
Expected return on assets	(32.8)	(24.6)	—	—
Amortization of transition obligation	0.7	0.4	—	—
Amortization of prior service cost	(0.9)	0.4	(0.4)	(0.4)
Amortization of actuarial cost	8.2	5.7	0.9	0.9
Net periodic benefit cost	$22.4	$19.7	$3.3	$3.0

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$50.7	$40.5	$2.3	$2.3
Interest cost	83.1	72.9	5.3	5.1
Expected return on assets	(91.6)	(73.8)	—	—
Amortization of transition obligation	1.3	1.2	—	—
Amortization of prior service cost	(2.3)	1.1	(1.4)	(1.2)
Amortization of actuarial cost	23.0	17.1	2.7	2.6
Net periodic benefit cost	$64.2	$59.0	$8.9	$8.8

During the nine months ended September 30, 2005 and 2004, we made contributions to our pension plans of $30.5 million and $19.9 million, respectively.

During the fourth quarter of 2005, we expect to accelerate the date for actuarial measurement of our pension and postretirement benefit obligations from December 31 to November 30. We believe the one-month acceleration of the measurement date is a preferred change as it improves internal control procedures by allowing more time to review the completeness and accuracy of the actuarial benefit obligation measurements. The effect of the change in measurement date on the respective obligations and assets of the plans is not expected to have a material cumulative effect on annual expense or accrued benefit costs.

9.                                      Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income were as follows (dollars in millions):

	Accumulated other comprehensive (loss) income		Other comprehensive (loss) income
			Three months ended		Nine months ended
	September 30,	December 31,	September 30,		September 30,
	2005	2004	2005	2004	2005	2004
Foreign currency translation adjustments, net of deferred tax of $4.3 and nil as of September 30, 2005 and December 31, 2004, respectively	$99.9	$295.6	$(26.5)	$9.3	$(195.7)	$(9.5)
Unrealized gain (loss) on nonqualified plan investments	0.9	0.9	0.1	(0.1)	—	—
Unrealized gain (loss) on derivative instruments	13.0	(10.5)	2.1	2.2	23.5	10.0
Minimum pension liability, net of deferred tax of $35.6 and $29.3 as of September 30, 2005 and December 31, 2004, respectively	(140.3)	(135.3)	—	—	(5.0)	—
Minimum pension liability of unconsolidated affiliate	(0.8)	(8.8)	—	—	8.0	—
Unrealized gain (loss) on securities	0.7	0.1	0.4	(0.2)	0.6	(0.3)
Other comprehensive income (loss) of unconsolidated affiliates	7.3	8.1	(0.8)	(1.7)	(0.8)	(1.1)
Total	$(19.3)	$150.1	$(24.7)	$9.5	$(169.4)	$(0.9)

Items of other comprehensive (loss) income of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

10.                               Commitments and Contingencies

Legal Matters

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide (“Discoloration Claims”). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $15.8 million in costs and settlement amounts for Discoloration Claims as of September 30, 2005.

The following table presents information about the number of Discoloration Claims for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Nine months ended September 30, 2005
Claims filed during period	0
Claims resolved during period	1
Claims unresolved at end of period	2

During the nine months ended September 30, 2005, we settled a claim for approximately $0.9 million, all of which is indemnified and for which we have been reimbursed. The two Discoloration Claims unresolved as of September 30, 2005 asserted aggregate damages of approximately $63.8 million. A liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted possible claims, we have made no accruals in our financial statements as of September 30, 2005 for costs associated with unasserted possible Discoloration Claims, if any.

Certain insurers have denied coverage with respect to certain Discoloration Claims. We brought suit against these insurers to recover the amounts we believe are due to us. The court found in favor of the insurers. That decision was appealed to the Court of Appeal, which also found in favor of the insurers. We do not intend to apply for leave to appeal to the House of Lords.  We do not believe that the net impact on our financial condition, results of operations or liquidity of our inability to recover these amounts will be material.

We have been a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits have alleged that the refineries and chemical plants located in the vicinity of the plaintiffs’ homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits have included the amount of damages being sought. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Nine Months Ended September 30, 2005
Claims filed during period	2,104
Claims resolved during period	2,988
Claims unresolved at end of period	0

All claims filed as of September 30, 2005 have been resolved through dismissal and/or settlement.

In addition, we have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. These cases typically involve multiple plaintiffs bringing actions against multiple defendants, and the complaint does not indicate which plaintiffs are making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts, which are central to any estimate of probable loss, can be learned only through discovery.

Where the alleged exposure occurred prior to our ownership or operation of the relevant “premises,” the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our ten-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners or operators have the intention and ability to continue to honor their indemnities, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

The following table presents for the period indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

Nine Months Ended September 30, 2005
Tendered during period	107
Resolved during period	67
Unresolved at end of period	438

We have never made any payments with respect to these cases. As of September 30, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

Certain cases in which we are a “premises defendant” are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

Nine Months Ended September 30, 2005
Filed during period	47
Resolved during period	8
Unresolved at end of period	68

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $20,000 during the nine months ended September 30, 2005.

As of September 30, 2005, we had an accrued liability of $1.2 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities, and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See “Note 11—Environmental, Health and Safety Matters.”

11.                               Environmental, Health and Safety Matters

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

Environmental, Health and Safety Systems

We are committed to achieving and maintaining compliance with all applicable environmental, health and safety (“EHS”) legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2005 and 2004, our capital expenditures for EHS matters totaled $23.5 million and $36.1 million, respectively.  Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorneys’ fees to the Texas Attorney General. As of September 30, 2005, we have paid $3.5 million toward the penalty and $0.4 million for the attorneys’ fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

Beginning in the third quarter of 2004 and extending through August 2005, we have received approximately eight separate notifications from the Texas Commission on Environmental Quality (“TCEQ”) for alleged violations related to air emissions at our Port Neches or our Port Arthur plant. These alleged violations primarily relate to specific upset emissions, emissions from cooling towers, or flare operations occurring at particular times and at particular operating units during 2004 and 2005. These notices of violation appear to be part of a larger enforcement initiative by the TCEQ regional office focused on upset emissions at chemical and refining industry plants located within the Beaumont/Port Arthur region. TCEQ has made individual proposals to us to resolve five of the notices of alleged violation for approximately $0.1 million each. TCEQ has also made a proposal to resolve one of the remaining notices, addressing upset emissions at Port Neches, for $0.2 million. TCEQ has not made a penalty proposal for two other notices. Final resolution of these matters is subject to negotiation between us and TCEQ. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

See Note 10 “Commitments and Contingencies — Legal Matters” for a discussion of environmental lawsuits brought by private party plaintiffs.

Remediation Liabilities

We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. For example, our Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing remediation requirements under RCRA authority. In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of the relevant facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from preclosing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites, and where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third party claims to result in a material liability to us.

One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium contaminated surface water into streams in the area. By letter dated May 27, 2005, the Forest Service put us (as well as NuWest and Wells Cargo, Inc.) on notice that it is demanding payment of its incurred costs in the amount of $0.1 million. The letter also indicated that the Forest Service wishes to initiate negotiations on a response action at the site with the objective of putting a Consent Decree in place obligating NuWest, Wells Cargo and us to conduct and fund that action. We are currently investigating the factual issues concerning anticipated allocation and response action issues. We have initiated contact with the Forest Service and the other potentially responsible persons (“PRPs”) to determine whether to pursue negotiations. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

Environmental Reserves

We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $27 million and $35 million for environmental liabilities as of September 30, 2005 and December 31, 2004, respectively. Of these amounts, approximately $7.5 million and $8 million are classified as accrued liabilities on our consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively, and approximately $19.5 million and $27 million are classified as other noncurrent liabilities on our consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

Regulatory Developments

Under the European Union (“EU”) Integrated Pollution Prevention and Control Directive (“IPPC”), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and, in some cases, received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each

IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called “REACH” (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by us. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated.

MTBE Developments

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. The use of MTBE is controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. For example, about 16 states, including California, New York and Connecticut, have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states. The 16 states account for a substantial portion of the “pre-ban” U.S. MTBE market. Additional phase-outs or other future regulation of MTBE may result in a significant reduction in demand for our MTBE, a material loss in revenues or material increase in compliance costs or expenditures.

We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. If the use of MTBE in gasoline in the U.S. is further curtailed or eliminated in the future, although we can make no assurances, we believe that we will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE. In addition, the Energy Policy Act of 2005 was signed into law in August 2005. The new law will likely have an adverse impact on our MTBE business in the U.S., since it mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. Although the extent of the potential impact of the new law is still unclear, a significant loss in demand for our MTBE could result in a material loss in revenues or material costs or expenditures.

A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, results of operations and financial condition.

12.                               Other Operating Expense

Other operating expense consisted of the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Foreign exchange (gains) losses	$(4.1)	$(7.3)	$12.4	$(16.1)
Legal and contract settlements, net	—	—	—	14.9
Bad debt	6.0	1.6	10.1	9.5
Other, net	2.8	14.1	10.2	14.5
Total other operating expense	$4.7	$8.4	$32.7	$22.8

13.                               Other (Expense) Income

Other (expense) income consisted of the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(Loss) gain on early extinguishment of debt	$(38.5)	$2.3	$(114.5)	$(1.9)
Other, net	(2.4)	0.8	(4.0)	1.1
Total other (expense) income	$(40.9)	$3.1	$(118.5)	$(0.8)

14.                               Income Taxes

Income tax expense was $3.1 million and $59.8 million for the three and nine months ended September 30, 2005, respectively, and income tax benefit was $56.7 million and $49.2 million for the same periods in 2004, respectively.  Excluding the impact for early extinguishment of debt of $38.5 million and $114.5 million and excluding the impact of the impairment of Australia styrenics assets of $46.6 million, which were not benefited for tax purposes because of valuation allowances on deferred tax assets, our effective income tax rates would have been 6% and 13% for the three and nine months ended September 30, 2005, respectively.

Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized.  Valuation allowances have been established against certain of the non-U.S. net deferred tax assets due to the uncertainty of realization.  Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset in future years.

Prior to August 16, 2005, we were was treated as a partnership for U.S. tax purposes and, therefore, were generally not subject to U.S. income tax, but rather such income was taxed directly to our owners.   On August 16, 2005, Huntsman LLC and HIH merged with and into our company, and we made an election to be taxed as a corporation and are subject to U.S. income tax from that date forward.  Income tax expense reflects the activity of Huntsman LLC, HIH and our company for the three and nine months ended September 30, 2005 and 2004.

15.                               Discontinued Operations

On July 6, 2005, we sold our toluene di-isocyanate (“TDI”) business to BASF. The sale involved the transfer of our TDI customer list and sales contracts. We further agreed to discontinue the use of our remaining TDI assets, including our Geismar, Louisiana TDI manufacturing equipment. TDI has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying unaudited condensed consolidated statement of operations (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$1.0	$11.9	$24.4	$48.1
Costs and expenses	(1.6)	(14.7)	(31.6)	(52.6)
Loss on disposal	—	—	(36.4)	—

Operating loss	(0.6)	(2.8)	(43.6)	(4.5)
Income tax expense	—	—	—	—

Loss from discontinued operations, net of tax	$(0.6)	$(2.8)	$(43.6)	$(4.5)

The loss on disposal of $36.4 million for the nine months ended September 30, 2005 includes an impairment of long-lived assets. We expect to incur approximately $2 million of additional costs related to the TDI transaction by the end of the second quarter of 2006. The TDI business is reported in our Polyurethanes operating segment.

16.                               Operating Segment Information

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have five reportable operating segments: Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals. Sales between segments are generally recognized at external market prices and are eliminated in consolidation.

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols, and technology licenses
Pigments	Titanium dioxide (“TiO2”)
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Sales:
Polyurethanes	$835.3	$732.0	$2,609.9	$2,069.3
Performance Products	462.4	493.7	1,517.4	1,399.7
Pigments	256.6	261.6	787.5	794.7
Polymers	427.6	380.9	1,249.3	1,019.6
Base Chemicals	1,046.5	985.5	3,344.4	2,755.8
Eliminations	(189.9)	(210.9)	(599.5)	(589.8)
Total	$2,838.5	$2,642.8	$8,909.0	$7,449.3

Segment EBITDA (1):
Polyurethanes	$193.7	$97.9	$535.0	$270.7
Performance Products	25.5	31.5	158.0	82.9
Pigments	22.6	22.2	86.5	(53.6)
Polymers	(5.8)	26.5	71.6	45.6
Base Chemicals	8.9	70.3	252.0	204.8
Corporate and other (2)	(78.3)	(13.1)	(238.5)	(63.8)
Total	$166.6	$235.3	$864.6	$486.6

Segment EBITDA (1)	$166.6	$235.3	$864.6	$486.6
Interest expense, net	(92.2)	(138.0)	(307.9)	(415.5)
Income tax (expense) benefit	(3.1)	56.7	(59.8)	49.2
Depreciation and amortization	(105.2)	(111.3)	(317.3)	(335.8)
Net (loss) income	$(33.9)	$42.7	$179.6	$(215.5)

(1)                                  Segment EBITDA is defined as net income (loss) before interest, depreciation and amortization and income taxes.

(2)                                  Corporate and other includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

17.          Condensed Consolidating Financial Statements

The following unaudited condensed consolidating financial statements present, in separate columns, financial information for the following:  Huntsman International LLC (on a parent only basis), with our investment in subsidiaries recorded under the equity method; the guarantors of our debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004. There are no contractual restrictions limiting transfers of cash from our guarantors to us. Each of our guarantors is 100% owned by us and has fully and unconditionally guaranteed our notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$19.9	$19.0	$98.4	$—	$137.3
Accounts and notes receivables, net	79.2	410.5	704.5	0.2	1,194.4
Accounts receivable from affiliates	451.5	993.6	374.1	(1,807.3)	11.9
Inventories, net	114.5	383.0	643.2	—	1,140.7
Prepaid expenses	3.9	45.2	31.4	(19.7)	60.8
Deferred income taxes	(76.8)	(0.3)	11.2	76.8	10.9
Other current assets	—	—	29.8	(8.8)	21.0
Total current assets	592.2	1,851.0	1,892.6	(1,758.8)	2,577.0

Property, plant and equipment, net	572.6	1,302.9	2,176.8	—	4,052.3
Investment in unconsolidated affiliates	3,105.0	1,188.0	64.2	(4,182.7)	174.5
Intangible assets, net	176.6	11.2	32.7	(0.1)	220.4
Goodwill	—	—	3.3	—	3.3
Deferred income taxes	0.4	7.8	22.0	—	30.2
Receivables from affiliates	2,196.5	1,733.7	5.2	(3,930.2)	5.2
Other noncurrent assets	79.7	143.6	377.6	—	600.9

Total assets	$6,723.0	$6,238.2	$4,574.4	$(9,871.8)	$7,663.8

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$68.3	$321.0	$528.9	$—	$918.2
Accounts payable to affiliates	1,153.0	252.9	415.2	(1,807.1)	14.0
Accrued liabilities	74.2	154.1	302.9	51.6	582.8
Deferred income taxes	32.1	(20.6)	(0.4)	(3.3)	7.8
Current portion of long-term debt	26.5	1.1	12.6	—	40.2
Total current liabilities	1,354.1	708.5	1,259.2	(1,758.8)	1,563.0

Long-term debt	4,001.6	10.8	109.6	—	4,122.0
Long-term debt to affiliates	67.5	2,123.3	1,739.3	(3,930.1)	—
Deferred income taxes	(23.6)	20.4	211.8	—	208.6
Other noncurrent liabilities	129.9	170.9	254.2	3.2	558.2
Total liabilities	5,529.5	3,033.9	3,574.1	(5,685.7)	6,451.8

Minority interests	—	92.9	12.6	(87.0)	18.5
Members’ equity:
Members’ equity	2,581.7	2,370.7	1,137.8	(3,508.5)	2,581.7
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
Accumulated deficit	(1,368.9)	525.7	(62.3)	(463.4)	(1,368.9)
Accumulated other comprehensive (loss) income	(19.3)	141.6	(89.2)	(52.4)	(19.3)
Total members’ equity	1,193.5	3,111.4	987.7	(4,099.1)	1,193.5

Total liabilities and members’ equity	$6,723.0	$6,238.2	$4,574.4	$(9,871.8)	$7,663.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$7.3	$3.1	$139.3	$—	$149.7
Restricted cash	0.3	8.6		—	8.9
Accounts and notes receivables, net	77.8	455.6	817.6	—	1,351.0
Accounts receivable from affiliates	93.1	207.2	28.7	(319.2)	9.8
Inventories, net	122.4	303.9	648.1	—	1,074.4
Prepaid expenses	3.9	29.1	27.8	(15.0)	45.8
Deferred income taxes	(76.8)	76.8	10.9	—	10.9
Other current assets	57.6	400.8	35.2	(482.1)	11.5
Total current assets	285.6	1,485.1	1,707.6	(816.3)	2,662.0

Property, plant and equipment, net	612.4	1,339.7	2,483.5	—	4,435.6
Investment in unconsolidated affiliates	3,144.1	1,072.2	61.9	(4,107.3)	170.9
Intangible assets, net	198.6	10.9	45.3	(2.4)	252.4
Goodwill	—	—	3.3	—	3.3
Deferred income taxes	0.4	7.8	—	—	8.2
Receivables from affiliates	2,219.6	1,963.7	27.2	(4,186.9)	23.6
Other noncurrent assets	115.9	152.5	399.7	(6.5)	661.6

Total assets	$6,576.6	$6,031.9	$4,728.5	$(9,119.4)	$8,217.6

LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$48.6	$281.0	$553.3	$—	$882.9
Accounts payable to affiliates	57.7	157.8	134.0	(319.2)	30.3
Accrued liabilities	476.9	246.9	445.0	(495.9)	672.9
Deferred income taxes	45.6	(37.4)	—	—	8.2
Current portion of long-term debt	22.3	1.2	12.3	—	35.8
Total current liabilities	651.1	649.5	1,144.6	(815.1)	1,630.1

Long-term debt	5,359.1	43.2	48.6	—	5,450.9
Long-term debt to affiliates	518.0	2,078.4	2,045.1	(4,186.9)	454.6
Deferred income taxes	(34.2)	33.8	180.6	—	180.2
Other noncurrent liabilities	159.7	170.6	241.6	(1.8)	570.1
Total liabilities	6,653.7	2,975.5	3,660.5	(5,003.8)	8,285.9

Minority interests	—	65.8	8.8	(65.8)	8.8
Members’ (deficit) equity :
Subsidiary preferred stock	—	70.6	1.4	(72.0)	—
Members’ equity	1,321.3	2,252.4	1,205.2	(3,457.6)	1,321.3
Additional paid in capital	—	223.2	39.1	(262.3)	—
Accumulated deficit	(1,548.5)	97.0	(182.5)	85.5	(1,548.5)
Accumulated other comprehensive income (loss)	150.1	347.4	(4.0)	(343.4)	150.1
Total members’ (deficit) equity	(77.1)	2,990.6	1,059.2	(4,049.8)	(77.1)

Total liabilities and members’ (deficit) equity	$6,576.6	$6,031.9	$4,728.5	$(9,119.4)	$8,217.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC

Revenues:
Trade sales, services and fees	$304.5	$1,093.5	$1,409.9	$—	$2,807.9
Related party sales	45.3	54.8	193.2	(262.7)	30.6
Expense billed to subsidiaries	10.8	(9.4)	(1.4)	—	—
Total revenues	360.6	1,138.9	1,601.7	(262.7)	2,838.5
Cost of goods sold	271.0	1,021.3	1,480.9	(261.7)	2,511.5

Gross profit	89.6	117.6	120.8	(1.0)	327.0
Selling, general and administrative	58.0	21.3	53.5	—	132.8
Research and development	5.6	4.7	3.2	—	13.5
Other operating (income) expense	(48.2)	(7.0)	60.1	(0.2)	4.7
Restructuring, impairment and plant closing costs	1.6	12.4	57.3	—	71.3

Operating income (loss)	72.6	86.2	(53.3)	(0.8)	104.7
Interest expense, net	(51.2)	(4.7)	(36.3)	—	(92.2)
Gain (loss) on accounts receivable securitization program	2.4	(1.2)	(4.5)	—	(3.3)
Equity in (loss) income of investment in unconsolidated affiliates and subsidiaries	(16.2)	29.8	1.9	(13.6)	1.9
Dividend income - affiliates	4.6	—	—	(4.6)	—
Other (expense) income	(44.9)	4.7	(2.5)	1.8	(40.9)
(Loss) income from continuing operations before income taxes and minority interest	(32.7)	114.8	(94.7)	(17.2)	(29.8)
Income tax expense	(0.7)	(0.5)	(1.9)	—	(3.1)
Minority interest	0.1	(1.2)	(0.1)	0.8	(0.4)

(Loss) income from continuing operations	(33.3)	113.1	(96.7)	(16.4)	(33.3)
Loss from discontinued operations, net of tax	(0.6)	—	—	—	(0.6)
Net (loss) income	$(33.9)	$113.1	$(96.7)	$(16.4)	$(33.9)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC

Revenues:
Trade sales, services and fees	$332.9	$1,004.5	$1,290.5	$(1.0)	$2,626.9
Related party sales	41.6	54.4	24.1	(104.2)	15.9
Expense billed to subsidiaries	(3.9)	5.4	(1.5)	—	—
Total revenues	370.6	1,064.3	1,313.1	(105.2)	2,642.8
Cost of goods sold	311.6	969.7	1,154.7	(102.0)	2,334.0

Gross profit	59.0	94.6	158.4	(3.2)	308.8
Selling, general and administrative	35.2	13.4	71.5	(2.9)	117.2
Research and development	8.2	5.1	0.6	—	13.9
Other operating expense (income)	5.4	(2.8)	5.8	—	8.4
Restructuring, impairment and plant closing costs	0.2	5.0	38.0	—	43.2

Operating income	10.0	73.9	42.5	(0.3)	126.1
Interest expense, net	(92.7)	(6.2)	(39.1)	—	(138.0)
Gain (loss) on accounts receivable securitization program	1.6	(1.2)	(4.1)	—	(3.7)
Equity in income of investment in unconsolidated affiliates and subsidiaries	159.2	71.4	1.3	(230.6)	1.3
Other (expense) income	(2.3)	4.7	3.1	(2.4)	3.1

Income (loss) from continuing operations before income taxes and minority interest	75.8	142.6	3.7	(233.3)	(11.2)
Income tax (expense) benefit	(30.3)	30.4	56.6	—	56.7
Minority interest	—	1.9	—	(1.9)	—
Income from continuing operations	45.5	174.9	60.3	(235.2)	45.5
Loss from discontinued operations, net of tax	(2.8)	—	—	—	(2.8)
Net income	$42.7	$174.9	$60.3	$(235.2)	$42.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC

Revenues:
Trade sales, services and fees	$1,013.5	$3,351.4	$4,417.4	$—	$8,782.3
Related party sales	205.2	198.1	719.2	(995.8)	126.7
Expense billed to subsidiaries	30.4	(28.1)	(2.3)	—	—
Total revenues	1,249.1	3,521.4	5,134.3	(995.8)	8,909.0
Cost of goods sold	967.4	3,104.3	4,546.0	(993.3)	7,624.4

Gross profit	281.7	417.1	588.3	(2.5)	1,284.6
Selling, general and administrative	150.9	67.8	174.4	(0.6)	392.5
Research and development	24.1	14.7	7.7	—	46.5
Other operating (income) expense	(23.7)	18.7	37.7	—	32.7
Restructuring, impairment and plant closing costs	1.4	16.8	82.9	—	101.1

Operating income	129.0	299.1	285.6	(1.9)	711.8
Interest expense, net	(179.1)	(17.3)	(111.5)	—	(307.9)
Gain (loss) on accounts receivable securitization program	12.1	(2.8)	(18.2)	—	(8.9)
Equity in income of investment in unconsolidated affiliates and subsidiaries	378.6	203.3	7.0	(581.9)	7.0
Dividend income - affiliates	4.6	—	—	(4.6)	—
Other (expense) income	(120.8)	4.7	(4.2)	1.8	(118.5)
Income from continuing operations before income taxes and minority interest	224.4	487.0	158.7	(586.6)	283.5
Income tax expense	(1.2)	(0.5)	(58.1)	—	(59.8)
Minority interest	—	(27.3)	(0.1)	26.9	(0.5)

Income from continuing operations	223.2	459.2	100.5	(559.7)	223.2
Loss from discontinued operations (including loss on disposal of $36.4), net of tax	(43.6)	—	—	—	(43.6)
Net income	$179.6	$459.2	$100.5	$(559.7)	$179.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC

Revenues:
Trade sales, services and fees	$890.1	$2,757.4	$3,762.6	$(1.0)	$7,409.1
Related party sales	138.2	165.0	75.5	(338.5)	40.2
Expense billed to subsidiaries	(8.7)	10.4	(1.7)	—	—
Total revenues	1,019.6	2,932.8	3,836.4	(339.5)	7,449.3
Cost of goods sold	831.3	2,728.9	3,414.8	(330.0)	6,645.0

Gross profit	188.3	203.9	421.6	(9.5)	804.3
Selling, general and administrative	118.5	75.5	184.8	(9.3)	369.5
Research and development	23.6	15.3	7.4	—	46.3
Other operating expense (income)	12.2	(4.3)	14.9	—	22.8
Restructuring, impairment and plant closing costs	0.2	5.2	197.0	—	202.4

Operating income	33.8	112.2	17.5	(0.2)	163.3
Interest expense, net	(280.9)	(14.0)	(120.6)	—	(415.5)
Gain (loss) on accounts receivable securitization program	3.6	(2.2)	(11.6)	—	(10.2)
Equity in income (loss) of investment in unconsolidated affiliates and subsidiaries	28.0	(50.9)	3.0	22.9	3.0
Other (expense) income	(10.4)	5.1	6.9	(2.4)	(0.8)
(Loss) income from continuing operations before income taxes and minority interest	(225.9)	50.2	(104.8)	20.3	(260.2)
Income tax benefit (expense)	14.9	(12.7)	47.0	—	49.2
Minority interest	—	3.4	—	(3.4)	—

(Loss) income from continuing operations	(211.0)	40.9	(57.8)	16.9	(211.0)
Loss from discontinued operations, net of tax	(4.5)	—	—	—	(4.5)
Net (loss) income	$(215.5)	$40.9	$(57.8)	$16.9	$(215.5)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$353.7	$179.5	$185.3	$(4.0)	$714.5

Investing activities:
Capital expenditures	(18.1)	(42.9)	(125.5)	—	(186.5)
Investment in unconsolidated affiliates	—	—	(8.0)	—	(8.0)
Proceeds from sale of assets	4.5	0.1	0.5	—	5.1
Net cash received from unconsolidated affiliates	—	5.1	—	—	5.1
Change in restricted cash	0.3	8.6	—	—	8.9
Net cash used in investing activities	(13.3)	(29.1)	(133.0)	—	(175.4)

Financing activities:
Net (repayment) borrowings under revolving loan facilities	(125.0)	—	7.9	—	(117.1)
Repayment of long-term debt	(3,057.4)	(0.9)	(2.2)	—	(3,060.5)
Proceeds from long-term debt	1,853.6	—	19.5	—	1,873.1
Payments on notes payable	(24.0)	—	—	—	(24.0)
Dividends paid	—	(4.6)	—	4.6	—
Net borrowings of overdraft facility	—	—	19.2	(1.9)	17.3
Contribution from minority shareholder	—	—	3.6	—	3.6
Debt issuance costs paid	(15.4)	—	—	—	(15.4)
Cost of early extinguishment of debt	(64.1)	—	—	—	(64.1)
Intercompany advances – net of repayments	146.9	(121.2)	(27.0)	1.3	—
Contribution from (distribution to) affiliate, net	120.5	(8.1)	(112.4)	—	—
Contribution from parent	837.6	—	—	—	837.6
Net cash used in financing activities	(327.3)	(134.8)	(91.4)	4.0	(549.5)

Effect of exchange rate changes on cash	(0.5)	0.3	(1.8)	—	(2.0)

Increase (decrease) in cash and cash equivalents	12.6	15.9	(40.9)	—	(12.4)
Cash and cash equivalents at beginning of period	7.3	3.1	139.3	—	149.7
Cash and cash equivalents at end of period	$19.9	$19.0	$98.4	$—	$137.3

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(163.7)	$194.0	$30.4	$2.4	$63.1

Investing activities:
Capital expenditures	(8.2)	(40.6)	(88.9)	—	(137.7)
Investment in unconsolidated affiliates	—	—	(11.8)	—	(11.8)
Proceeds from sale of assets	0.1	—	—	—	0.1
Net cash received from unconsolidated affiliates	—	7.3	—	—	7.3
Change in restricted cash	—	(7.5)	—	—	(7.5)
Net cash used in investing activities	(8.1)	(40.8)	(100.7)	—	(149.6)

Financing activities:
Net borrowings under revolving loan facilities	70.8	—	—	—	70.8
Repayment of long-term debt	(1,606.3)	(37.4)	(85.6)	—	(1,729.3)
Proceeds from long-term debt	1,769.6	—	57.9	—	1,827.5
Payments on notes payable	(8.6)	—	—	—	(8.6)
Dividends (paid) received	(4.9)	7.3	—	(2.4)	—
Net repayments of overdraft facility	(7.5)	—	—	—	(7.5)
Contribution from minority shareholder	—	—	2.7	—	2.7
Debt issuance costs paid	(25.5)	—	—	—	(25.5)
Intercompany advances - net of repayments	(26.5)	(120.7)	147.2	—	—
Net cash provided by (used in) financing activities	161.1	(150.8)	122.2	(2.4)	130.1

Effect of exchange rate changes on cash	(1.2)	(1.9)	3.2	—	0.1

(Decrease) increase in cash and cash equivalents	(11.9)	0.5	55.1	—	43.7
Cash and cash equivalents at beginning of period	18.3	(0.8)	99.8	—	117.3
Cash and cash equivalents at end of period	$6.4	$(0.3)	$154.9	$—	$161.0

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

This Management’s Narrative Analysis of Results of Operations is included in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations pursuant to General Instruction H of Form 10-Q.

Forward-looking Statements

Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in “—Cautionary Statement for Forward Looking Information” and elsewhere in this report.

Certain Defined Terms

For convenience in this report, the terms “Company,” “our,” “us” or “we” may be used to refer to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries. In this report, “HIH” refers to Huntsman International Holdings LLC, “Huntsman LLC” or “HLLC” refers to Huntsman LLC and, unless the context otherwise requires, its subsidiaries, “Huntsman Corporation” refers to Huntsman Corporation and its predecessors, and, unless the context otherwise requires, their subsidiaries, “AdMat” refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries and “ICI” refers to Imperial Chemical Industries PLC and, unless the context otherwise requires, its subsidiaries.

Overview

We are among the world’s largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which are marketed globally to a diversified group of consumer and industrial customers. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride and titanium dioxide. We operate manufacturing facilities located around the world. Our business is organized around our five operating and reporting segments: Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals. The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TPU, polyols, aniline, PO and MTBE
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols and technology licenses
Pigments	Titanium dioxide (“TiO2”)
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

Our products are divided into two broad categories—differentiated and commodity chemicals. Our Polyurethanes and Performance Products segments produce differentiated products, and our Pigments, Polymers and Base Chemicals segments produce commodity chemicals. Among our commodity products, our Pigments business, while cyclical, is influenced largely by seasonal demand patterns in the coatings industry. Certain products in our Polymers segment also follow different trends than petrochemical commodities as a result of our niche marketing strategy for such products that focuses on supplying customized formulations. Nevertheless, each of our five operating segments is impacted to some degree by economic conditions, prices of raw materials and global supply and demand pressures.

Growth in our Polyurethanes segment has been driven by the continued substitution of our products for other materials across a broad range of applications as well as the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of gross domestic product (“GDP”) growth. For the nine months ended September 30, 2005, the profitability of our Polyurethanes segment improved due to strong demand in several of our key industrial end markets. This has allowed us to increase selling prices, which has more than offset increases in the cost of our primary raw materials, including benzene, natural gas, propylene and chlorine.

The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See “Note 11. Environmental, Health and Safety Matters—MTBE Developments” to our condensed consolidated financial statements (unaudited) for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the U.S.

In our Performance Products segment, demand for our performance specialties has generally grown at rates in excess of GDP growth rates as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable. On average, maleic anhydride demand grows at a slightly higher rate than GDP; however, given its dependence on the construction market, maleic anhydride growth rates can be cyclical.

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

The profitability of our Polymers and Base Chemicals commodity products has historically been cyclical in nature.  Down cycles typically result from significant capacity additions, weak demand resulting from soft economic conditions and may also be significantly impacted by high crude oil and natural gas-based raw material costs. The profitability of our Polymers and Base Chemicals segments increased during 2004 and during the first quarter of 2005, but declined during the second and third quarters of 2005, as average selling prices and profit margins fell in most of our product lines and raw material costs increased.

Recent Developments

U.S. Gulf Coast Storms and PO/MTBE Restart

Following Hurricane Katrina, Huntsman Corporation, our parent, announced that none of our manufacturing facilities sustained serious structural damage and that all of our impacted facilities were up and operating with minimal disruption.

On September 22, 2005, prior to Hurricane Rita, Huntsman Corporation announced that we had suspended operations at our Gulf Coast facilities in Port Arthur, Conroe, Freeport, Chocolate Bayou and Dayton, Texas and in Lake Charles, Louisiana. Shortly after Hurricane Rita, Huntsman Corporation announced that our facilities at Conroe, Freeport, Chocolate Bayou and Dayton, Texas commenced operations and, on October 10, 2005, announced that our titanium dioxide facility at Lake Charles, Louisiana and our butadiene plant at Port Neches, Texas restarted.

On October 13, 2005, Huntsman Corporation announced that our major propylene oxide/MTBE unit in Port Neches, Texas (the “PO/MTBE Unit”) restarted. Unrelated to the hurricanes, on August 25, 2005, the PO/MTBE Unit was temporarily shut down for unscheduled maintenance and repairs.  We completed the maintenance and repair work prior to Hurricane Rita, but suspended the restart in response to the hurricane.  We estimate that the unplanned maintenance at our PO/MTBE unit negatively impacted our third quarter 2005 EBITDA by approximately $32 million.

On October 23, 2005, we restarted our smaller olefins unit at Port Neches, Texas, allowing us to resume full production of our surfactants and amines products, and we have since restarted our larger olefins unit at Port Arthur, Texas.  All of our principal operating units are now in operation.

Certain of our products were temporarily negatively impacted by restrictions on the availability of certain raw materials as well as logistics and transportation limitations.  In addition, certain of our suppliers and customers in the Gulf Coast region sustained damage to their operations, which temporarily impacted their ability to deliver and purchase products.

The U.S. Gulf Coast storms, on top of an already high cost raw material environment, have generally resulted in increases in the cost of energy and many of our key feedstocks.  Because of higher raw material and energy costs and in response to increasingly tighter supplies in certain markets, we have recently announced price increases in many of our primary products. We estimate the negative impact of  the U.S. Gulf Coast storms on our third quarter 2005 EBITDA was approximately $27 million.

While we cannot yet determine the full effect on our operations going forward, we estimate that the negative impact of the U.S. Gulf Coast storms on our fourth quarter 2005 EBITDA will be approximately $130 million.

Merger with Huntsman LLC and HIH

On August 16, 2005, Huntsman LLC and HIH merged with and into our Company (the “Merger”).  We are, and each of Huntsman LLC and HIH was, a direct or indirect wholly owned subsidiary of Huntsman Corporation.  Huntsman Corporation effected the Merger to simplify the consolidated group’s financing and public reporting structure, to reduce its cost of financing and to facilitate other organizational efficiencies.  As a result of the Merger, we succeeded to the assets, rights and obligations of Huntsman LLC.  In particular, we entered into supplemental indentures under which we assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 ($296 million outstanding principal amount), 11.5% senior notes due 2012 ($198 million outstanding principal amount) and senior floating rate notes due 2011 ($100 million outstanding principal amount) (collectively, the “Former HLLC Notes”).  Our subsidiaries that previously guaranteed our outstanding debt securities have provided guarantees of the Former HLLC Notes, and all subsidiaries of Huntsman LLC that guaranteed the Former HLLC Notes prior to the Merger executed supplemental indentures to guarantee all of our outstanding debt securities.

 We did not pay any consideration for the equity of Huntsman LLC or HIH in connection with the Merger other than the issuance of additional membership interests to Huntsman Corporation in exchange for its ownership interest in Huntsman LLC and HIH.

New Credit Facilities

On August 16, 2005, effective upon completion of the Merger, we repaid our existing secured credit facilities (the “Former HI Credit Facilities”), Huntsman LLC’s secured credit facilities (the “Former HLLC Credit Facilities”) and a subordinated note with an aggregate principal amount of $106.6 million (the “Huntsman Specialty Subordinated Note”) with available cash on hand and the proceeds of facilities under a new senior secured credit agreement (the “New Credit Facilities”), consisting of (i) a $650 million revolving credit facility (the “Revolving Facility”) (of which $143 million was drawn upon completion of the Merger), (ii) a $1,730 million term loan (the “Dollar Term Facility”), and (iii) a €100 million (approximately $123.5 million) term loan (the “Euro Term Facility”).  In addition, immediately prior to the Merger, Huntsman LLC funded the redemption of its outstanding 9.5% senior subordinated notes due 2007 and its senior subordinated floating rate notes due 2007, which together had an aggregate outstanding principal amount of approximately $59 million.  The redemption of such notes was completed on September 1, 2005.  In connection with the Merger and related financing, we temporarily (through March 31, 2006) increased the capacity of our accounts receivable securitization program (the “A/R Securitization Program”) by $50 million to approximately $375 million U.S. dollar equivalents. All of the initial borrowings under the Revolving Facility were repaid a few days later with proceeds provided under the expanded A/R Securitization Program.

Results of Operations

The following sets forth the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 (dollars in millions).

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2005	2004	Change	2005	2004	Change

Revenues	$2,838.5	$2,642.8	7%	$8,909.0	$7,449.3	20%
Cost of goods sold	2,511.5	2,334.0	8%	7,624.4	6,645.0	15%
Gross profit	327.0	308.8	6%	1,284.6	804.3	60%
Operating expenses	151.0	139.5	8%	471.7	438.6	8%
Restructuring, impairment and plant closing costs	71.3	43.2	65%	101.1	202.4	(50)%
Operating income	104.7	126.1	(17)%	711.8	163.3	336%

Interest expense, net	(92.2)	(138.0)	(33)%	(307.9)	(415.5)	(26)%
Loss on accounts receivable securitization program	(3.3)	(3.7)	(11)%	(8.9)	(10.2)	(13)%
Equity in income of unconsolidated affiliates	1.9	1.3	46%	7.0	3.0	133%
Other (expense) income	(40.9)	3.1	NM	(118.5)	(0.8)	NM

(Loss) income from continuing operations before income taxes and minority interest	(29.8)	(11.2)	166%	283.5	(260.2)	NM
Income tax (expense) benefit	(3.1)	56.7	NM	(59.8)	49.2	NM
Minority interest	(0.4)	—	NM	(0.5)	—	NM
Loss from discontinued operations, net of tax	(0.6)	(2.8)	(79)%	(43.6)	(4.5)	869%
Net (loss) income	(33.9)	42.7	NM	179.6	(215.5)	NM

Interest expense, net	92.2	138.0	(33)%	307.9	415.5	(26)%
Income tax expense (benefit)	3.1	(56.7)	NM	59.8	(49.2)	NM
Depreciation and amortization	105.2	111.3	(5)%	317.3	335.8	(6)%

EBITDA (1)	$166.6	$235.3	(29)%	$864.6	$486.6	78%

NM- Not Meaningful

Included in EBITDA are the following items of expense (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Loss on accounts receivable securitization program	$(3.3)	$(3.7)	$(8.9)	$(10.2)
Loss from discontinued operations, net	(0.6)	(2.8)	(43.6)	(4.5)
Legal settlements, net of recoveries	—	—	—	(14.9)
(Loss) gain on early extinguishment of debt	(38.5)	2.3	(114.5)	(1.9)

Restructuring, impairment and plant closing costs:
Polyurethanes	$(0.9)	$(9.9)	$(5.0)	$(32.8)
Performance Products	(5.3)	(20.3)	(6.6)	(41.2)
Pigments	(9.6)	(3.6)	(26.9)	(111.7)
Polymers	(48.4)	(2.5)	(51.3)	(7.6)
Base Chemicals	(7.1)	(6.9)	(11.3)	(9.1)
Total restructuring, impairment and plant closing costs	(71.3)	(43.2)	(101.1)	(202.4)
Total	$(113.7)	$(47.4)	$(268.1)	$(233.9)

 (1)                               EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor’s understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. (“GAAP”). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company’s capital structure, debt levels, and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by (used in) operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to our net income (loss) and to our cash provided by operations (dollars in millions):

	Nine Months Ended September 30,		Percent
	2005	2004	change

EBITDA	$864.6	$486.6	78%
Depreciation and amortization	(317.3)	(335.8)	(6)%
Interest expense, net	(307.9)	(415.5)	(26)%
Income tax (expense) benefit	(59.8)	49.2	NM
Net income (loss)	179.6	(215.5)	NM

Non-cash restructuring, impairment and plant closing costs	46.3	109.0	(58)%
Depreciation and amortization	317.3	335.8	(6)%
Non-cash interest expense	37.9	103.7	(63)%
Deferred income tax	58.8	(73.6)	NM
Loss on early extinguishment of debt	114.5	1.9	NM
Unrealized loss (gain) on foreign currency transactions	38.8	(20.4)	NM
Loss on disposal of discontinued operations	36.4	—	NM
Other, net	6.1	1.1	455%
Changes in operating assets and liabilities	(121.2)	(178.9)	(33)%
Net cash provided by operating activites	$714.5	$63.1	NM

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

For the three months ended September 30, 2005, we had a net loss of $33.9 million on revenues of $2,838.5 million as compared to net income of $42.7 million on revenues of $2,642.8 million for the same period in 2004. The decrease of $76.6 million in net income was the result of the following items:

•                  Revenues for the three months ended September 30, 2005 increased by $195.7 million, or 7%, as compared to the same period in 2004 due principally to higher average selling prices in all segments, offset by lower sales volumes. For further information regarding our changes in selling prices and sales volumes from the prior period, see the discussion by operating segment below.

•                  Gross profit for the three months ended September 30, 2005 increased by $18.2 million, or 6%, as compared to the same period in 2004. This increase in gross profit was mainly due to higher margins in our Polyurethanes and Polymers segments as average selling prices in these segments increased more than raw material and energy costs, offset somewhat by lower margins in our Base Chemicals segment as raw materials and energy costs increased more than average selling prices.

•                  Operating expenses for the three months ended September 30, 2005 increased by $11.5 million, or 8%, as compared to the same period in 2004, primarily resulting from an increase in incentive compensation accruals and professional fees.

•                  Restructuring, impairment and plant closing costs for the three months ended September 30, 2005 increased by $28.1 million to $71.3 million from $43.2 million in the same period in 2004. For further information regarding restructuring, impairment and plant closing costs, see “—Restructuring, Impairment and Plant Closing Costs” below.

•                  Net interest expense for the three months ended September 30, 2005 decreased by $45.8 million, or 33%, when compared to the same period in 2004 primarily due to lower average debt balances resulting from the repayment of debt from the proceeds from Huntsman Corporation’s initial public offering on February 16, 2005 and operating cash flows, and from lower average interest rates despite higher underlying LIBOR rates on variable rate borrowings.

•                  Other expense for the three months ended September 30, 2005 was $40.9 million as compared to other income of $3.1 million for the same period in 2004.  The increase in other expense of $44.0 million was due primarily to a $40.8 million increase in loss on early extinguishment of debt.

•                  Income tax expense increased by $59.8 million to $3.1 million for the three months ended September 30, 2005 as compared to a benefit of $56.7 million for the same period in 2004.  Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. The change in income tax expense reflects changes in our mix of income and losses, as well as non-recurring benefits recognized in the prior year.  Our effective income tax rate was (10.4)% for the three months ended September 30, 2005 as compared to (506.3)% for the same period in 2004.  Excluding the impact of the charge for loss on early extinguishment of debt of $38.5 million and the impairment of Australia styrenics assets of $46.6 million, which were not benefited for tax purposes because of valuation allowances on deferred tax assets, our effective income tax rate would have been 6% for the three months ended September 30, 2005. Tax expense below the U.S. Statutory rate of 35% was a result of income in jurisdictions with lower statutory rates and the benefits of the release of valuation allowances. Prior to August 16, 2005, we were treated as a partnership for U.S. tax purposes.  On August 16, 2005, Huntsman LLC and HIH merged with and into our Company, and we made an election to be taxed as a corporation for U.S. tax purposes from that date forward.  Income tax expense reflects the activity of Huntsman LLC, HIH and our Company for the three months ended September 30, 2005 and 2004.

•                  The loss from discontinued operations represents the operating results and loss on disposal of our TDI business that was sold on July 6, 2005.

The following table sets forth the revenues and segment EBITDA for each of our operating segments (dollars in millions).

	Three months ended September 30,		Percent
	2005	2004	Change
Revenues:
Polyurethanes	$835.3	$732.0	14%
Performance Products	462.4	493.7	(6)%
Pigments	256.6	261.6	(2)%
Polymers	427.6	380.9	12%
Base Chemicals	1,046.5	985.5	6%
Eliminations	(189.9)	(210.9)	(10)%
Total	$2,838.5	$2,642.8	7%

Segment EBITDA
Polyurethanes	$193.7	$97.9	98%
Performance Products	25.5	31.5	(19)%
Pigments	22.6	22.2	2%
Polymers	(5.8)	26.5	NM
Base Chemicals	8.9	70.3	(87)%
Corporate and other	(78.3)	(13.1)	498%
Total	$166.6	$235.3	(29)%

NM—Not meaningful

Polyurethanes

For the three months ended September 30, 2005, Polyurethanes segment revenues increased by $103.3 million, or 14%, as compared to the same period in 2004, primarily as a result of increased MDI revenues. MDI revenues increased 8% as a result of 26% higher average selling prices, partially offset by 14% lower MDI sales volumes. The increase in MDI average selling prices was due primarily to improved market conditions, strong growth in higher value applications, and also to respond to higher raw material and energy costs. MDI sales volumes were lower due to some customer destocking and the effects of unplanned outages related to the U.S. Gulf Coast storms.  MTBE average selling prices increased by 69% due primarily to strong demand and tight supplies, while MTBE volumes decreased by 26% due to loss of production related to an unplanned maintenance outage.

For the three months ended September 30, 2005, Polyurethanes segment EBITDA increased by $95.8 million, or 98%, as compared to the same period in 2004. Segment EBITDA increased primarily as a result of higher contribution margins, as average selling prices more than offset increases in raw material and energy costs. In addition, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $0.9 million in the three months ended September 30, 2005 as compared to $9.9 million in the same period in 2004. For further discussion of restructuring activities, see “—Restructuring, Impairment and Plant Closing Costs” below. During the three months ended September 30, 2005 and 2004, our Polyurethanes segment included a loss from our discontinued TDI business of $0.6 million and $2.8 million, respectively.

Performance Products

For the three months ended September 30, 2005, Performance Products revenues decreased by $31.3 million, or 6%, as compared to the same period in 2004, primarily as a result of lower sales volumes, offset somewhat by higher average selling prices for all major products lines except ethylene glycol. Overall, average selling prices increased by 14% in response to higher raw material and energy costs. Sales volumes declined by 18% principally due to the combination of lower sales of glycols and certain surfactants, continued weak market conditions for LAB, and loss of production volume in the U.S. related to the Gulf Coast storms and the unplanned outage at our PO facility.

For the three months ended September 30, 2005, Performance Products segment EBITDA decreased by $6.0 million, or 19%, as compared to the same period in 2004, resulting primarily from lower sales volumes and higher raw materials and energy costs, partially offset by higher average selling prices, reductions in operating expenses and lower restructuring, impairment and plant closing costs. During the three months ended September 30, 2005 and 2004, our Performance Products segment recorded restructuring and plant closing charges of $5.3 million and $20.3 million, respectively. For further discussion of restructuring activities, see “—Restructuring, Impairment and Plant Closing Costs” below.

Pigments

For the three months ended September 30, 2005, Pigments revenues decreased by $5.0 million, or 2%, as compared to the same period in 2004, resulting principally from a 6% reduction in sales volumes, offset in part by a 5% increase in average selling prices. Sales volumes were lower due primarily to the restructuring of our Grimsby, U.K. facility during the second half of 2004 and due to lower customer demand, particularly in Europe. Average selling prices increased in all regions and benefited from price increase initiatives implemented during the second half of 2004 and early 2005.

Pigments segment EBITDA for the three months ended September 30, 2005 of $22.6 million remained relatively unchanged as compared to $22.2 million for the same period in 2004. During the three months ended September 30, 2005 and 2004, our Pigments segment recorded restructuring and plant closing charges of $9.6 million and $3.6 million, respectively. For further discussion of restructuring activities, see “—Restructuring, Impairment and Plant Closing Costs” below.

Polymers

For the three months ended September 30, 2005, Polymers revenues increased by $46.7 million, or 12%, as compared to the same period in 2004, due mainly to 14% higher average selling prices. Average selling prices were higher primarily due to tighter market conditions and in response to higher raw material and energy costs. Sales volumes decreased by 1%.

For the three months ended September 30, 2005, Polymers segment EBITDA decreased by $32.3 million to a loss of $5.8 million from earnings of $26.5 million for the same period in 2004. During the three months ended September 30, 2005 and 2004, our Polymers segment recorded restructuring, impairment and plant closing costs of $48.4 million and $2.5 million, respectively. For further discussion of restructuring activities, see  “—Restructuring, Impairment and Plant Closing Costs” below.  This decrease in EBITDA resulted from higher restructuring, impairment and plant closing costs, partially offset by higher contribution margins, as average selling prices increased more than raw material and energy costs.

Base Chemicals

For the three months ended September 30, 2005, Base Chemicals revenues increased by $61.0 million, or 6%, as compared to the same period in 2004. This increase was due mainly to a 13% increase in average selling prices, partially offset by a 6% decrease in sales volumes. Higher average selling prices were primarily due to improved market conditions and in response to higher raw material and energy costs. Sales volume decreases were driven by a loss of production volume in the U.S. related to the Gulf Coast storms.

For the three months ended September 30, 2005, Base Chemicals segment EBITDA decreased by $61.4 million, or 87%, as compared to the same period in 2004. The decrease in segment EBITDA was due primarily to lower contribution margins, as increases in raw material and energy costs more than offset higher average selling prices, particularly in Europe.  The increase in raw materials and energy costs during 2005 were caused principally by decreased supplies of materials and energy sources related to the Gulf Coast storms.  During the three months ended September 30, 2005 and 2004, our Base Chemicals segment recorded restructuring charges of $7.1 million and $6.9 million, respectively. For further discussion of restructuring activities, see “—Restructuring, Impairment and Plant Closing Costs” below.

Corporate and Other

Corporate and other items include unallocated corporate overhead, loss on our A/R Securitization Program and foreign exchange gains and losses. For the three months ended September 30, 2005, EBITDA from corporate and other items decreased by $65.2 million to a loss of $78.3 million from a loss of $13.1 million in the same period in 2004. The decrease in EBITDA resulted primarily from an increase in loss on early extinguishment of debt of $40.8 million and an increase in unallocated foreign currency transaction losses of $8.3 million.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

For the nine months ended September 30, 2005, we had net income of $179.6 million on revenues of $8,909.0 million as compared to a net loss of $215.5 million on revenues of $7,449.3 million for the same period in 2004. The increase of $395.1 million was the result of the following items:

•                  Revenues for the nine months ended September 30, 2005 increased by $1,459.7 million, or 20%, as compared to the same period in 2004 due principally to higher average selling prices in all segments, partially offset by lower sales volumes. For further information regarding changes in selling prices and sales volumes from the prior period, see the discussion by operating segment below.

•                  Gross profit for the nine months ended September 30, 2005 increased by $480.3 million, or 60%, as compared to the same period in 2004. This increase in gross profit, which occurred in all our segments, was mainly due to higher margins as average selling prices increased more than raw material and energy costs in the 2005 period as compared to the 2004 period.

•                  Operating expenses for the nine months ended September 30, 2005 increased by $33.1 million, or 8%, as compared to the same period in 2004, primarily resulting from higher foreign currency transaction losses and an increase in incentive compensation accruals and professional fees.

•                  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2005 decreased by $101.3 million to $101.1 million from $202.4 million in the same period in 2004. For further information regarding restructuring, impairment and plant closing costs, see “—Restructuring, Impairment and Plant Closing Costs” below.

•                  Net interest expense for the nine months ended September 30, 2005 decreased by $107.6 million, or 26%, when compared to the same period in 2004 primarily due to lower average debt balances resulting from the repayment of debt from the proceeds from Huntsman Corporation’s initial public offering on February 16, 2005 and operating cash flows, and from lower average interest rates despite higher underlying LIBOR rates on variable rate borrowings.

•                  Other expense for the nine months ended September 30, 2005 increased by $117.7 million to $118.5 million from $0.8 million for the same period of 2004.  The increase was due to a $112.6 million increase in loss on early extinguishment of debt.

•                  Income tax expense increased by $109.0 million to $59.8 million for the nine months ended September 30, 2005 as compared to a benefit of $49.2 million for the same period in 2004.  Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. The change in income tax expense reflects changes in our mix of income and losses, as well as non-recurring benefits recognized in the prior year. Our effective income tax rate was 21.1% for the nine months ended September 30, 2005 as compared to (18.9) % for the same period in 2004.  Excluding the impact for early extinguishment of debt of $114.5 million and the impairment of Australia styrenics assets of $46.6 million, which were not benefited for tax purposes because of valuation allowances on deferred tax assets, our effective income tax rate would have been 13%.  Tax expense below the U.S. statutory rate of 35% was a result of income in jurisdictions with lower statutory rates and the benefits of the release of valuation allowances. Prior to August 16, 2005, we were treated as a partnership for U.S. tax purposes.  On August 16, 2005, Huntsman LLC and HIH merged with and into our Company, and we made an election to be taxed as a corporation for U.S. tax purposes from that date forward.  Income tax expense reflects the activity of Huntsman LLC, HIH and our Company for the nine months ended September 30, 2005 and 2004.

•                  The loss from discontinued operations represents the operating results and loss on disposal of our TDI business. The loss from discontinued operations of $43.6 million for the nine months ended September 30, 2005 includes a loss on disposal of $36.4 million recorded in the second quarter of 2005.

The following table sets forth the revenues and segment EBITDA for each of our operating segments (dollars in millions).

	Nine months ended September 30,		Percent
	2005	2004	Change
Revenues:
Polyurethanes	$2,609.9	$2,069.3	26%
Performance Products	1,517.4	1,399.7	8%
Pigments	787.5	794.7	(1)%
Polymers	1,249.3	1,019.6	23%
Base Chemicals	3,344.4	2,755.8	21%
Eliminations	(599.5)	(589.8)	2%
Total	$8,909.0	$7,449.3	20%

Segment EBITDA
Polyurethanes	$535.0	$270.7	98%
Performance Products	158.0	82.9	91%
Pigments	86.5	(53.6)	NM
Polymers	71.6	45.6	57%
Base Chemicals	252.0	204.8	23%
Corporate and other	(238.5)	(63.8)	274%
Total	$864.6	$486.6	78%

NM = Not Meaningful

Polyurethanes

For the nine months ended September 30, 2005, Polyurethanes segment revenues increased by $540.6 million, or 26%, as compared to the same period in 2004, primarily as a result of increased MDI revenues. MDI revenues increased 30% as a result of 37% higher average selling prices. The increase in MDI prices was due primarily to improved market conditions, stronger growth in higher value applications, and to respond to higher raw material and energy costs. MDI sales volumes were 5% lower principally due to some customer destocking and the effects of unplanned outages related to the U.S. Gulf Coast storms.  MTBE average selling prices were 39% higher on a strong demand and tight supplies in the market.

For the nine months ended September 30, 2005, Polyurethanes segment EBITDA increased by $264.3 million, or 98%, as compared to the same period in 2004. Segment EBITDA increased primarily as a result of higher contribution margins, as average selling prices more than offset increases in raw material and energy costs. In addition, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $5.0 million in the nine months ended September 30, 2005 as compared to $32.8 million in the same period in 2004. For further discussion of restructuring activities, see “—Restructuring, Impairment and Plant Closing Costs” below. During the nine months ended September 30, 2005 and 2004, our Polyurethanes segment recorded a loss from discontinued operations of its TDI business of $43.6 million and $4.5 million, respectively.

Performance Products

For the nine months ended September 30, 2005, Performance Products revenues increased by $117.7 million, or 8%, as compared to the same period in 2004 primarily as a result of higher average selling prices for all major product lines, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 20% in response to higher raw material and energy costs, improved market conditions and the strength of the major European currencies versus the U.S. dollar. Sales volumes declined by 10% principally due to the combination of lower sales of glycols and certain surfactants, continued weak market conditions for LAB, and loss of production volume in the U.S. related to the Gulf Coast storms and the unplanned outage at our PO facility.

For the nine months ended September 30, 2005, Performance Products segment EBITDA increased by $75.1 million, or 91%, as compared to the same period in 2004, resulting primarily from higher margins, as average selling prices increased more than raw material and energy costs, and from lower restructuring, impairment and plant closing costs. During the nine months ended September 30, 2005 and 2004, the Performance Products segment recorded restructuring and plant closing charges of $6.6 million and $41.2 million, respectively. For further discussion of restructuring activities, see “—Restructuring, Impairment and Plant Closing Costs” below.

Pigments

For the nine months ended September 30, 2005, Pigments revenues decreased by $7.2 million, or 1%, as compared to the same period in 2004, resulting principally from a 10% reduction in sales volumes, offset in part by a 10% increase in average selling prices. Sales volumes were lower due to the restructuring of our Grimsby, U.K. and Umbogintwini, South Africa facilities during 2004 and due to lower end-use demand, particularly in Europe. Average selling prices increased in all regions and benefited from price increase initiatives implemented during the second half of 2004 and early 2005.

Pigments segment EBITDA for the nine months ended September 30, 2005 increased by $140.1 million to income of $86.5 million from a loss of $53.6 million for the same period in 2004. During the nine months ended September 30, 2005 and 2004, our Pigments segment recorded restructuring and plant closing charges of $26.9 million and $111.7 million, respectively. For further discussion of restructuring activities, see “—Restructuring, Impairment and Plant Closing Costs” below. This increase in segment EBITDA was due to the combination of lower restructuring, impairment and plant closing costs, lower operating costs and higher margins during the 2005 period.

Polymers

For the nine months ended September 30, 2005, Polymers revenues increased by $229.7 million, or 23%, as compared to the same period in 2004, due mainly to 25% higher average selling prices. Average selling prices were higher primarily due to tighter market conditions and in response to higher raw material and energy costs. Sales volumes decreased by 2%.

For the nine months ended September 30, 2005, Polymers segment EBITDA increased by $26.0 million, or 57%, as compared to the same period in 2004. This increase in segment EBITDA resulted from higher contribution margins, as average selling prices increased more than raw material and energy costs, and was partially offset in part by higher restructuring, impairment and plant closing costs. During the nine months ended September 30, 2005 and 2004, our Polymers segment recorded restructuring, impairment and plant closing charges of $51.3 million and $7.6 million, respectively. For further discussion of restructuring activities, see “—Restructuring, Impairment and Plant Closing Costs”.

Base Chemicals

For the nine months ended September 30, 2005, Base Chemicals revenues increased by $588.6 million, or 21%, as compared to the same period in 2004. This increase was due mainly to a 26% increase in average selling prices, partially offset by a 2% decrease in sales volumes. Higher average selling prices were primarily due to improved market conditions and in response to higher raw material and energy costs. Sales volume decreases were driven by lower internal consumption due to planned maintenance outages at certain of our downstream derivative business units and by a loss of production volume in the U.S. related to the Gulf Coast storms.

For the nine months ended September 30, 2005, Base Chemicals segment EBITDA increased by $47.2 million, or 23%, as compared to the same period in 2004.  This increase in segment EBITDA is due primarily to higher contribution margins, as higher average selling prices more than offset increases in raw material and energy costs. The increase in raw materials and energy costs during 2005 were caused principally by decreased supplies of materials and energy sources related to the U.S. Gulf Coast storms.  During the nine months ended September 30, 2005 and 2004, our Base Chemicals segment recorded restructuring charges of $11.3 million and $9.1 million, respectively. For further discussion of restructuring activities, see “—Restructuring, Impairment and Plant Closing Costs”.

Corporate and Other

Corporate and other items include unallocated corporate overhead, loss on our A/R Securitization Program and foreign exchange gains and losses. For the nine months ended September 30, 2005, EBITDA from corporate and other items decreased by $174.7 million to a loss of $238.5 million from a loss of $63.8 million in the same period in 2004. The decrease in EBITDA resulted primarily from an increase in loss on early extinguishment of debt of $112.6 million and an increase in unallocated foreign currency transaction losses of $26.1 million.

Liquidity, Capital Spending and Compliance with Covenants

We depend upon our Revolving Facility and our A/R Securitization Program to provide liquidity for our operations and working capital needs. As of September 30, 2005, we had no outstanding borrowings and approximately $22.2 million of outstanding letters of credit under our Revolving Facility, and we had $137.3 million in cash and cash equivalents. We also maintain $25.0 million of short-term overdraft facilities, of which $7.7 million was available at September 30, 2005. Furthermore, as of September 30, 2005, we had available capacity of approximately $80.7 million under the A/R Securitization Program. Our total cash and unused borrowing capacity as of September 30, 2005 was approximately $853.5 million.

During 2005, we expect to spend approximately $325 million on capital projects, including capital expenditures of approximately $40 million on our LDPE facility at Wilton, U.K., and approximately $60 million in capital expenditures associated with our Consolidated Chinese Splitting JV.

Of the $60 million of capital expenditures expected in our Consolidated Chinese Splitting JV, we have funded approximately $8 million as equity and the remaining funding of the Consolidated Chinese Splitting JV’s capital expenditures will be financed through equity investments by the other joint venture partners and loans from local Chinese lenders. During 2005, we invested, as equity, approximately $8 million in the Unconsolidated Chinese Manufacturing JV. We expect that our total equity investment in the Chinese joint ventures will be approximately $85 million, of which approximately $42 million will be in the Unconsolidated Chinese Manufacturing JV and approximately $43 million in the Consolidated Chinese Splitting JV. We expect that the total project capital expenditures by the Consolidated Chinese Splitting JV will be approximately $125 million, of which approximately $43 million will be funded from our equity investment and the remainder from equity investments by joint venture partners and loans from local Chinese lenders. We expect completion of our spending on the Chinese MDI joint ventures in 2006. Our Chinese MDI joint ventures are unrestricted subsidiaries under the New Credit Facilities and under the indentures governing our outstanding notes.

We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, as supported by a feasibility study that was conducted with respect to the construction of a world-scale LDPE facility at our Wilton site. The LDPE facility will have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost approximately $300 million to construct, net of any grant proceeds obtained.

We have been awarded a grant of £16.5 million (approximately $30 million) from the U.K. government’s Department of Trade and Industry to finance a portion of the construction of the LDPE facility.  We expect construction of the LDPE facility to be complete in late 2007. During 2005, we expect to spend approximately $40 million in capital expenditures associated with the LDPE facility at Wilton, U.K.

We expect to finance our capital expenditure commitments through a combination of our financing arrangements and cash flow from operations.

Our management believes that we are in compliance with the covenants contained in the agreements governing the New Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk have been omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Huntsman Corporation and its subsidiaries, including our Company, have engaged Ernst & Young LLP to assist management in its documentation and evaluation of our internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to Huntsman Corporation beginning with its Annual Report on form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007 and to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007 to be filed in the first quarter of 2008. We cannot give any assurance, however, that our internal controls over financial reporting will be effective when Section 404 becomes applicable. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies—Legal Matters” and Note 11 “Environmental, Health and Safety Matters” to our Condensed Consolidated Financial Statements (unaudited), which are incorporated herein by reference, for a discussion of legal proceedings.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger dated August 16, 2005 relating to our merger with HLLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed August 22, 2005).

4.1

Supplemental Indenture dated August 16, 2005 to Indenture dated as of June 30, 1999, as amended, among the Company, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to the Company’s dollar and euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed August 22, 2005).

4.2

Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 13, 2001, as amended, among the Company, the guarantors named therein, and The Bank of New York, as trustee, relating to the Company’s euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed August 22, 2005).

4.3

Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 21, 2002 among the Company, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to the Company’s 9 7/8% senior notes due 2009 (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed August 22, 2005).

4.4

Supplemental Indenture dated August 16, 2005 to Indenture dated as of December 17, 2004 among the Company, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to the Company’s dollar denominated 7 3/8% senior subordinated notes due 2015 and euro denominated 7 1/2% senior subordinated notes due 2015 (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed August 22, 2005).

4.5

Indenture dated September 30, 2003 among HLLC, the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 5/8% senior secured notes due 2010, originally issued by HLLC (incorporated by reference to Exhibit 4.36 to HLLC’s registration statement on Form S-4 (File No. 333-112279)).

4.6

Supplemental Indenture dated July 13, 2005 to Indenture dated September 30, 2003 among HLLC, the guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 5/8% senior secured notes due 2010, originally issued by HLLC (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of HLLC filed July 15, 2005).

4.7

Supplemental Indenture dated August 16, 2005 to Indenture dated September 30, 2003 among the Company, the guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 5/8% senior secured notes due 2010, originally issued by HLLC (incorporated by reference to Exhibit 4.7 to our current report on Form 8-K filed August 22, 2005).

4.8

Indenture dated June 22, 2004 among HLLC, the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to the 11 1/2% senior notes due 2012 and senior floating rate notes due 2011, originally issued by HLLC (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of HLLC for the quarter ended June 30, 2004).

4.9

Supplemental Indenture dated July 11, 2005 to Indenture dated June 22, 2004 among HLLC, the guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 1/2% senior notes due 2012 and senior floating rate notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of HLLC filed July 15, 2005).

4.10

Supplemental Indenture dated August 16, 2005 to Indenture dated June 22, 2004 among the Company, the guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 1/2%

senior notes due 2012 and senior floating rate notes due 2011, originally issued by HLLC (incorporated by reference to Exhibit 4.10 to our current report on Form 8-K filed August 22, 2005).

10.1

Credit Agreement dated August 16, 2005 among the Company, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 22, 2005).

10.2

Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing the Company’s 11 5/8% senior secured notes (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed August 22, 2005).

10.3

Collateral Security Agreement dated August 16, 2005 among the Company, Deutsche Bank AG New York Branch and other financial institutions named therein (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed August 22, 2005).

10.4

Second Amendment to Amended and Restated Pooling Agreement dated August 16, 2005 among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed August 22, 2005).

10.5

Fourth Amendment to 2000-1 Supplement dated August 16, 2005 among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed August 22, 2005).

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

Dated: November 14, 2005

HUNTSMAN INTERNATIONAL LLC

By:	/s/ J. KIMO ESPLIN
J. Kimo Esplin
Executive Vice President and Chief Financial Officer (Authorized
Signatory and Principal Financial Officer)

By:	/s/ L. RUSSELL HEALY
L. Russell Healy
Vice President and Controller (Authorized Signatory and Principal
Accounting Officer)

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger dated August 16, 2005 relating to our merger with HLLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed August 22, 2005).

4.1

Supplemental Indenture dated August 16, 2005 to Indenture dated as of June 30, 1999, as amended, among the Company, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to the Company’s dollar and euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed August 22, 2005).

4.2

Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 13, 2001, as amended, among the Company, the guarantors named therein, and The Bank of New York, as trustee, relating to the Company’s euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed August 22, 2005).

4.3

Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 21, 2002 among the Company, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to the Company’s 9 7/8% senior notes due 2009 (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed August 22, 2005).

4.4

Supplemental Indenture dated August 16, 2005 to Indenture dated as of December 17, 2004 among the Company, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to the Company’s dollar denominated 7 3/8% senior subordinated notes due 2015 and euro denominated 7 1/2% senior subordinated notes due 2015 (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed August 22, 2005).

4.5

Indenture dated September 30, 2003 among HLLC, the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 5/8% senior secured notes due 2010, originally issued by HLLC (incorporated by reference to Exhibit 4.36 to HLLC’s registration statement on Form S-4 (File No. 333-112279)).

4.6

Supplemental Indenture dated July 13, 2005 to Indenture dated September 30, 2003 among HLLC, the guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 5/8% senior secured notes due 2010, originally issued by HLLC (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of HLLC filed July 15, 2005).

4.7

Supplemental Indenture dated August 16, 2005 to Indenture dated September 30, 2003 among the Company, the guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 5/8% senior secured notes due 2010, originally issued by HLLC (incorporated by reference to Exhibit 4.7 to our current report on Form 8-K filed August 22, 2005).

4.8

Indenture dated June 22, 2004 among HLLC, the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to the 11 1/2% senior notes due 2012 and senior floating rate notes due 2011, originally issued by HLLC (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of HLLC for the quarter ended June 30, 2004).

4.9

Supplemental Indenture dated July 11, 2005 to Indenture dated June 22, 2004 among HLLC, the guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 1/2% senior notes due 2012 and senior floating rate notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of HLLC filed July 15, 2005).

4.10

Supplemental Indenture dated August 16, 2005 to Indenture dated June 22, 2004 among the Company, the guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to the Company’s 11 1/2% senior notes due 2012 and senior floating rate notes due 2011, originally issued by HLLC (incorporated by reference to Exhibit 4.10 to our current report on Form 8-K filed August 22, 2005).

10.1

Credit Agreement dated August 16, 2005 among the Company, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 22, 2005).

10.2	Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing the Company’s 11 5/8% senior secured notes (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed August 22, 2005).

10.3

Collateral Security Agreement dated August 16, 2005 among the Company, Deutsche Bank AG New York Branch and other financial institutions named therein (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed August 22, 2005).

10.4

Second Amendment to Amended and Restated Pooling Agreement dated August 16, 2005 among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed August 22, 2005).

10.5

Fourth Amendment to 2000-1 Supplement dated August 16, 2005 among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed August 22, 2005).

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