Form 10-K
period 2005-12-31
HUNTSMAN INTERNATIONAL LLC
filed 2006-03-17
CIK 1089748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-85141

HUNTSMAN INTERNATIONAL LLC

(Exact name of registrant as specified in its charter)

Delaware	87-0630358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Huntsman Way

Salt Lake City, Utah 84108

(801) 584-5700

(Address of principal executive office and telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On June 30, 2005, the last business day of the Registrant’s second fiscal quarter, all of the Registrant’s units of membership interest were held by an affiliate. Accordingly, the market value of units of membership interest held by non-affiliates is zero.

On March 17, 2006, 2,058 units of membership interest of the Registrant were outstanding.

Documents Incorporated by Reference:  None

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with a reduced disclosure format.

HUNTSMAN INTERNATIONAL LLC

2005 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

i

HUNTSMAN INTERNATIONAL LLC

2005 ANNUAL REPORT ON FORM 10-K

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part I. Item 1A. Risk Factors” and elsewhere in this report.

This report may include information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. The publicly available information and the reports, forecasts and other research provided by consultants generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management’s understanding of industry conditions, and such information has not been verified by any independent sources.

For convenience in this report, the terms “Company,” “our,” “us” or “we” may be used to refer to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries. In this report, “Huntsman Corporation” refers to Huntsman Corporation, and, unless the context otherwise requires, its subsidiaries, “HIH” refers to Huntsman International Holdings LLC, “Huntsman LLC” or “HLLC” refers to Huntsman LLC, and, unless the context otherwise requires, its subsidiaries, “AdMat Holdings” refers to Huntsman Advanced Materials Holdings LLC and, unless the context otherwise requires, its subsidiaries, “AdMat” refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, “HMP” refers to HMP Equity Holdings Corporation, “Huntsman Holdings” refers to Huntsman Holdings, LLC, “Huntsman Family Holdings” refers to Huntsman Family Holdings Company LLC and “MatlinPatterson” refers to MatlinPatterson Global Opportunities Partners L.P. and its affiliates.

ii

PART I

ITEM 1. BUSINESS

History

We are a Delaware limited liability company and all of our membership interests are owned by Huntsman Corporation. We were formed in 1999 in connection with a transaction between HIH, Huntsman Specialty Chemicals Corporation (“Huntsman Specialty”) and Imperial Chemical Industries PLC (“ICI”). In that transaction, on June 30, 1999, HIH acquired ICI’s polyurethane chemicals, selected petrochemicals and titanium dioxide (“TiO2” or “Tioxide”) businesses and Huntsman Specialty’s propylene oxide (“PO”) business. HIH also acquired the 20% ownership interest of BP Chemicals Limited in an olefins facility located at Wilton, U.K. and certain related assets. HIH then transferred the acquired businesses to us and to our subsidiaries.

On August 16, 2005, we completed a merger in which Huntsman LLC, another wholly-owned subsidiary of Huntsman Corporation, merged with and into us and we continued in existence as the surviving entity (the “HLLC Merger”). At the same time, HIH was also merged into our Company. Prior to the HLLC Merger, all of our membership interests were owned by HIH, and HIH was owned 58% by Huntsman Corporation and 42% by Huntsman LLC.

On December 20, 2005, Huntsman Corporation acquired all of the outstanding interests of AdMat Holdings and contributed all of the outstanding equity of AdMat Holdings to us (the “AdMat Minority Interest Transaction”).  As a result, AdMat Holdings, AdMat and its subsidiaries have become our subsidiaries.  We did not pay any consideration to Huntsman Corporation in connection with the AdMat Minority Interest Transaction other than the issuance of additional equity to Huntsman Corporation.

In the AdMat Minority Interest Transaction, the equity interests of all holders in AdMat Holdings, other than Huntsman Corporation, were converted into the right to receive an aggregate of $125.0 million in cash (the “Minority Payment”).  In connection with the AdMat Minority Interest Transaction, we satisfied substantially all of the Minority Payment obligation and repaid all outstanding indebtedness of AdMat under its secured credit facility and senior secured notes, using cash on hand and the proceeds of an increase in the term loan under our senior secured credit facility.  For more information, see “Note 14. Long-Term Debt” to our Consolidated Financial Statements included elsewhere in this report.

Huntsman Corporation effected the HLLC Merger and the AdMat Minority Interest Transaction to simplify its consolidated group’s financing and public reporting structure, to reduce its cost of financing and to facilitate other organizational efficiencies. The HLLC Merger and the AdMat Minority Interest Transaction were accounted for as an exchange of shares between entities under common control similar to the pooling method. Our consolidated financial statements presented herein reflect the financial position, results of operations and cash flows as if HIH, Huntsman LLC, AdMat Holdings and our Company were combined for all periods for which they were under common control.

Prior to the HLLC Merger and the AdMat Minority Interest Transaction, we operated our businesses through four segments:  Polyurethanes, Performance Products, Pigments and Base Chemicals.  Huntsman LLC was a manufacturer and marketer of a wide range of chemical products with manufacturing facilities located in North America, Europe and Australia and it operated its business through three segments: Performance Products, Polymers and Base Chemicals.  AdMat and its subsidiaries are manufacturers and marketers of advanced epoxy, acrylic and polyurethane-based products used in a wide variety of industrial and consumer applications and operate in a single Advanced Materials segment. We have combined Huntsman LLC’s Performance Products and Base Chemicals segments with our Performance Products and Base Chemicals segments and have added Huntsman LLC’s Polymers segment and AdMat’s Advanced Materials segment, and we now operate our business through six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

Our six segments can be divided into two broad categories: differentiated and commodity. We produce differentiated products primarily in our Polyurethanes, Advanced Materials and Performance Products segments. These products serve diverse end markets and are generally characterized by historical growth in excess of GDP growth, resulting from product substitution and new product development, proprietary manufacturing processes and product formulations and a high degree of customer loyalty. Demand for these products tends to be driven by the value-added attributes that they create in our customers’ end-use applications. While the demand for these differentiated products is also influenced by worldwide economic conditions and GDP growth, our differentiated products have tended to produce more stable profit margins and higher demand growth rates than our commodity products.

In our commodity chemical businesses, we produce titanium dioxide derived from titanium-bearing ores in our Pigments segment and petrochemical-based olefins, aromatics and polyolefins products in our Polymers and Base Chemicals segments. Since the coatings industry consumes a substantial portion of titanium dioxide production, seasonal demand patterns in the coatings industry drive the profitability of our Pigments segment; profitability is also driven by industry-wide operating rates, with a lag of up to twelve months due to the effects of stocking and destocking by customers and suppliers. The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in an up cycle that resulted primarily from strong demand reflecting global economic conditions and the fact that there have been no recent North American or European capacity additions. However, volatile crude oil and natural gas-based raw materials costs and a recent weakening in demand could negatively impact the future profitability of our Polymers and Base Chemicals segments.

Recent Developments

Potential Spin Off or Sale of Base Chemicals and Polymers Businesses

On February 24, 2006, Huntsman Corporation announced that it is evaluating strategic options for its business. This evaluation may lead to the sale of certain of our Base Chemicals or Polymers assets or a spin off of these segments and is consistent with the announced potential divestment discussed in “—Pending Sale of U.S. Butadiene and MTBE Business” below. Currently, Huntsman Corporation is in the early stages of this evaluation and there can be no assurance that we will ultimately sell any assets or spin off our Base Chemicals and Polymers segments.

Pending Sale of U.S. Butadiene and MTBE Business

On February 24, 2006, Huntsman Corporation announced that it signed a letter of intent to sell the assets of our U.S. butadiene and MTBE business operated in our Base Chemicals segment, which includes a manufacturing facility located at Port Neches, Texas, to Texas Petrochemicals, L.P. for a sales price of $275 million, subject to customary adjustments. We expect the transaction to close in mid-2006. The manufacturing facility has a capacity of approximately 900 million pounds of butadiene per year and approximately 11,000 barrels per day of MTBE. The business has approximately 240 employees, 2005 revenues of approximately $626 million and 2005 EBITDA of approximately $43 million.

Our PO/MTBE facilities at Port Neches, Texas (operated in our Polyurethanes segment) and our oxides/olefins facilities at Port Neches, Texas, along with our facilities in nearby Port Arthur, Texas are not included in the sale.

Pending Acquisition of Textile Effects Business

On February 20, 2006, Huntsman Corporation announced that it has entered into a definitive agreement to acquire the global Textile Effects (“TE”) business of Ciba Specialty Chemicals Inc. for CHF 332 million ($253 million). The purchase price will be reduced (i) by approximately CHF 75 million ($57 million) in assumed debt and unfunded pension and other post employment liabilities and (ii) up to approximately CHF 40 million ($31 million) in unspent restructuring costs. The final purchase price is subject to a working capital and net debt adjustment. The transaction is subject to customary terms and conditions, and is expected to occur by the end of the third quarter of 2006.

The TE business has headquarters in Basel, Switzerland, and manufactures a broad range of chemical and dye products that enhance the performance properties and color of finished textiles and materials. The TE business serves over 10,000 customers in 80 countries and is the leading global supplier of comprehensive solutions for the textile industry. The TE business has approximately 4,200 employees and operates eleven primary manufacturing facilities located in eight countries. The TE business had approximately CHF 1.3 billion ($1 billion) in revenues and approximately CHF 115 million ($92 million) in EBITDA in 2005.  From the date of the acquisition of the TE business through approximately the first half of 2008, we would expect to incur restructuring costs totaling approximately $50 million and to make capital expenditures totaling approximately $100 million associated with the TE business.

Discussions Concerning the Potential Sale of Huntsman Corporation

On January 31, 2006, Huntsman Corporation, our parent, confirmed that, in late 2005, it received an indication of interest regarding the acquisition of all of its outstanding common shares. In response to this indication of interest, the board of directors of Huntsman Corporation engaged financial and legal advisors to assist it in evaluating the potential sale of Huntsman Corporation and other alternatives to enhance stockholder value, including to continue executing its business plan. The board also formed a special committee with authority to make a recommendation. As part of this process, Huntsman Corporation contacted, obtained proposals from, and held discussions with a limited number of potential acquirers or merger partners. After careful review of the proposals received, other prospects and alternatives available at the time, as well as thorough discussions with the parties, the board of directors of Huntsman Corporation and its special committee concluded that none of the proposals were in the best interests of Huntsman Corporation stockholders.

Impact of 2005 U.S. Gulf Coast Storms

While the 2005 U.S. Gulf Coast storms did not cause serious structural damage to our facilities, they did cause operational disruptions for us and certain of our suppliers and customers. Some of our products were temporarily negatively impacted by restrictions on the availability of certain raw materials and our business was adversely impacted by logistics and transportation disruptions. Certain of our operations were suspended for much of the fourth quarter of 2005.

Energy costs, as well as the costs of many of our key feedstocks, spiked to unprecedented levels during the third and fourth quarters of 2005. In response to these increased costs and tight supply conditions, we increased prices for many of our products. Nevertheless, we estimate that these events had a direct negative effect on our EBITDA for the six months ended December 31, 2005 of approximately $167 million, approximately $140 million of which was incurred in the fourth quarter of 2005. The following table shows the estimated negative impact on our EBITDA by segment for the six months ended December 31, 2005 (dollars in millions):

Estimated EBITDA* Impact

Segment	Six Months Ended December 31, 2005
Polyurethanes	$29.9
Advanced Materials	2.3
Performance Products	54.3
Pigments	3.2
Polymers	—
Base Chemicals	77.3
Total	$167.0

*                                         For a discussion of EBITDA and a reconciliation of EBITDA to net income and cash provided by operating activities, see “Part II. Item 7. Management’s Narrative Analysis of Results of Operations—Results of Operations.”

Related to the continuing effects of the storms, in late January 2006, one of our suppliers suffered two boiler failures that resulted in damages to certain of our facilities in Jefferson County, Texas. This damage caused unplanned outages and repair costs that we estimate will have a negative impact of approximately $15 million on our results of operations in the first quarter of 2006. Other than this incident, we do not expect any significant continuing impacts from the 2005 U.S. Gulf Coast storms in 2006.

We are in the process of preparing claims for possible recovery of damages under our insurance policies for property damage and business interruption resulting from the 2005 U.S. Gulf Coast storms (including for the 2006 incident discussed above at our Jefferson County, Texas facility). While we can provide no assurances that we will recover these damages (or the amount of recovery, if any), we anticipate obtaining at least a partial recovery, net of insurance deductibles, by the end of 2006.

Overview

We are among the world’s largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which are marketed in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the 67 facilities that we own or lease. Our facilities are located in 24 countries and we employ approximately 10,800 associates worldwide. Our businesses benefit from significant integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position.

Our Products and Segments

Our business is organized around our six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals. These segments can be divided into two broad categories: differentiated and commodity. We produce differentiated products primarily in our Polyurethanes, Advanced Materials and Performance Products segments. These products serve diverse end markets and are generally characterized by historical growth in excess of GDP growth, resulting from product substitution and new product development, proprietary manufacturing processes and product formulations and a high degree of customer loyalty. Demand for these products tends to be driven by the value-added attributes that they create in our customers’ end-use applications. While the demand for these differentiated products is also influenced by worldwide economic conditions and GDP growth, our differentiated products have tended to produce more stable profit margins and higher demand growth rates than our commodity products.

In our commodity chemical businesses, we produce titanium dioxide derived from titanium-bearing ores in our Pigments segment and petrochemical-based olefins, aromatics and polyolefins products in our Polymers and Base Chemicals segments. Since the coatings industry consumes a substantial portion of titanium dioxide production, seasonal demand patterns in the coatings industry drive the profitability of our Pigments segment; profitability is also driven by industry-wide operating rates, with a lag of up to twelve months due to the effects of stocking and destocking by customers and suppliers. The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in an up cycle that resulted primarily from strong demand reflecting global economic conditions and the fact that there have been no recent North American or European capacity additions. However, volatile crude oil and natural gas-based raw materials costs and a recent weakening in demand could negatively impact the future profitability of our Polymers and Base Chemicals segments.

2005 Segment Revenues*	2005 Segment EBITDA*

Differentiated
Commodity

*                                         Percentage allocations in the segment revenues chart above reflect the allocation of all inter-segment revenue eliminations to our Base Chemicals segment. Percentage allocations in the segment EBITDA chart above do not give effect to $410.3 million of corporate and other unallocated items and exclude $123.6 million of restructuring, impairment and plant closing costs. For a detailed discussion of our revenues, total assets and EBITDA by segment, see “Note 26. Operating Segment Information” to our Consolidated Financial Statements included elsewhere in this report. For a discussion of EBITDA and a reconciliation of EBITDA to net income and cash provided by operating activities, see “Part II. Item 7. Management’s Narrative Analysis of Results of Operations—Results of Operations.”

The following table identifies the key products, their principal end markets and applications and representative customers of each of our segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE(1)	automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning, adhesives, specialized engineering applications and fuel additives	BMW, Electrolux, Firestone, GE, Haier, Lear, Louisiana Pacific, Shell, Weyerhauser

Advanced Materials	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives and tooling resin formulations	adhesives, aerospace, electrical power transmission, consumer electronics, civil engineering, wind power generation and automotive	ABB, Akzo, BASF, Boeing, Bosch, Cytec, Hexcel, Rohm & Haas, Sherwin Williams

Performance Products	amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols, and technology licenses	detergents, personal care products, agrochemicals, lubricant and fuel additives, adhesives, paints and coatings, construction, marine and automotive products and PET fibers and resins	ChevronTexaco, Colgate, Ecolab, Henkel, Monsanto, Procter & Gamble, Unilever, Lubrizol, Reichhold

Pigments	titanium dioxide	paints and coatings, plastics, paper, printing inks, fibers and ceramics	Akzo, Atofina, Clariant, ICI, Jotun, PolyOne

Polymers	LDPE and LLDPE, polypropylene, EPS, styrene and APAO	flexible and rigid packaging, adhesives and automotive, medical and construction products	Ashland, Kerr, Kimberly Clark, Pliant, Polymer Group, PolyOne, Sealed Air

Base Chemicals	ethylene, propylene, butadiene,(2) benzene, cyclohexane, paraxylene and MTBE(2)	packaging film, polyester and nylon fibers, PVC, cleaning compounds, polymer resins, SBR rubber and fuel additives	Bayer, BP, Bridgestone/Firestone, Dow, DuPont SA, Invista, Goodyear, Nova, Shell, Solvay

(1)                                  The PO/MTBE operations in our Polyurethanes segment are not included in the announced sale of our U.S. butadiene and MTBE business (operated in our Base Chemicals segment).  See “—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business” above.

(2)                                  We have announced the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment; this transaction is expected to close in mid-2006.  See “—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business” above.

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

ITEM 1A. RISK FACTORS

Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

We have a history of losses and may incur losses in the future.

We incurred net losses in four of the last five fiscal years. We will need to continue to generate additional revenues and/or significantly reduce costs, including interest expense, in order to avoid additional net losses in future periods. If we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

Demand for many of our products is cyclical, and we may experience prolonged depressed market conditions for such products.

Historically, the markets for many of our products, particularly our commodity products, have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. Currently, several of our markets continue to experience conditions of oversupply, and the pricing of our products in these markets is depressed. Future growth in demand for these products may not be sufficient to alleviate any existing or future conditions of excess industry capacity, and such conditions may be sustained or further aggravated by anticipated or unanticipated capacity additions or other events.

We derive a substantial portion of our revenue from sales of commodity products. Due to the commodity nature of these products, competition in these markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, we may not be able to protect our market position for these products by product differentiation and may not be able to pass on cost increases to our customers. Historically, the prices for our commodity products have been cyclical and sensitive to relative changes in supply and demand, the availability and price of feedstocks and general economic conditions. Our other products may be subject to these same factors, but, typically, the impact of these factors is greatest on our commodity products.

Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

                The prices of the raw materials that we purchase from third parties are cyclical and volatile. We purchase a substantial portion of these raw materials from third party suppliers, and the cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical. In recent periods we have experienced significantly higher crude oil prices, which have resulted in increased raw material prices.

Although we frequently enter into supply agreements to acquire these raw materials, these agreements typically provide for market based pricing and provide us only limited protection against price volatility. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on profitability. If any of our suppliers is unable to meet its obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials cost. In addition, if any of the raw materials that we use become unavailable within the geographic area from which they are now sourced, then we may not be able to obtain suitable and cost effective substitutes. Any underlying cost increase that we are not able to pass on to our customers or any interruption in supply of raw materials could increase our costs or decrease our revenues, which could reduce our profitability.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

Any natural disaster or other serious disruption at any of our facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. Substantially all of our revenues are derived from products manufactured at facilities, including among others, our U.S. Gulf Coast facilities, which are exposed to the risk of natural disasters. If there is a natural disaster or other serious disruption at any of these facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. In addition, many of our current and potential customers are concentrated in specific geographic areas. A natural disaster in one of these regions could have a material adverse impact on our U.S. and foreign operations, operating results and financial condition.

Our available cash and access to additional capital may be limited by our substantial leverage, which could restrict our ability to grow our businesses.

We reduced our indebtedness net of cash, including outstanding borrowings under our off-balance sheet accounts receivable securitization program, during 2005 by approximately $1.6 billion, but we still have a substantial amount of indebtedness outstanding. As of December 31, 2005, we had total consolidated outstanding indebtedness of approximately $4.5 billion (including the current portion of long-term debt). We may incur substantial additional debt from time to time for a variety of purposes. Our outstanding debt could have important consequences for our businesses, including:

•                  a high degree of debt will make us more vulnerable to a downturn in our businesses, our industry or the economy in general as a significant percentage of our cash flow from operations will be required to make payments on our indebtedness, making it more difficult to react to changes in our business and in market or industry conditions;

•                  a substantial portion of our future cash flow from operations may be required to be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for other purposes, including the growth of our businesses;

•                  our ability to obtain additional financing may be constrained due to our existing level of debt; and

•                  part of our indebtedness is, and any future debt may be, subject to variable interest rates, which makes us vulnerable to increases in interest rates.

Our existing debt instruments contain restrictive covenants that may limit our ability to utilize our cash flow to operate our businesses by restricting our ability to, among other things, make prepayments of certain debt, receive dividends from our subsidiaries, make investments and merge or consolidate and transfer or sell assets.

As of December 31, 2005, the current portion of our long term debt totaled $44.6 million. We estimate that our annual interest expense for 2006 will be approximately $375 million. As of December 31, 2005, we had combined outstanding variable rate borrowings of approximately $2.3 billion. Assuming a 1% increase in interest rates, without giving effect to interest rate hedges, our annual interest rate expense would increase by approximately $23 million.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to meet payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of those instruments. In the event of a default, a holder of the indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, the lenders under our credit facilities could elect to terminate their commitments thereunder and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could restrict our ability to grow our business.

A downgrade in the ratings of the securities of our Company or our subsidiaries could result in increased interest and other financial expenses related to future borrowings of our Company or our subsidiaries and could restrict our access to additional capital or trade credit.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings for us and our parent, Huntsman Corporation. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings and could restrict our ability to obtain additional financing on satisfactory terms. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability, materially reduce our sales and/or materially increase our costs.

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. The use of MTBE has become controversial in the U.S. and elsewhere and has been curtailed and may be eliminated in the future by legislation or regulatory action. For example, about 25 states have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states. Those states account for a substantial portion of the “pre-ban” U.S. MTBE market. In addition, the Energy Policy Act of 2005 is beginning to have an adverse impact on our MTBE business in the U.S., since it mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. Although the extent of the potential impact of the new law is still unclear, there have been indications that certain gasoline refiners and distributors may stop using MTBE and that certain pipeline companies may stop shipping gasoline containing MTBE. A significant loss in demand for our MTBE in the U.S. could result in a material loss in revenues or material costs or expenditures. Moreover, additional phase-outs or other future regulation of MTBE may result in a reduction in demand for our MTBE in the U.S.

In 2005, we marketed approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Most of our 2005 sales of MTBE to U.S. customers were made pursuant to long-term agreements. During 2006 (and concluding by the first quarter of 2007), our long-term MTBE sales agreements will terminate. We anticipate that our 2006 sales of MTBE in the U.S. will decrease substantially as compared to 2005 levels. Nevertheless, we expect to continue to sell a portion of our MTBE into the U.S. market, although not pursuant to any new long-term agreements. We have entered into sales agreements to sell a significant percentage of our MTBE into the Latin American market, and we currently believe that we could also sell MTBE relatively efficiently in Europe and Asia. Nevertheless, as a result of varying market prices and transportation costs, sales of MTBE in markets outside the U.S. may produce lower margins than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

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

Some of our subsidiaries conduct a significant portion of their business outside the U.S. These operations outside the U.S. are subject to risks normally associated with international operations. These risks include the need to convert currencies which may be received for our products into currencies in which our subsidiaries purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. In addition, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located in the United Kingdom and continental Europe, we are primarily exposed to fluctuations in the pound sterling, the euro and the Swiss franc. Furthermore, we anticipate increased exposure to the Chinese renminbi following completion of the construction of our MDI production facilities in China through our Chinese joint ventures, currently expected in 2006.

Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of foreign laws, including tax laws. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks could disrupt the businesses of our international subsidiaries, which could significantly affect their ability to make distributions to us.

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could reduce the trading price of our securities.

The industries in which we operate are highly competitive. Among our competitors are some of the world’s largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, are low in certain commodity product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand this role significantly in the future. Increased competition in any of our businesses could compel us to reduce the prices of our products, which could result in reduced profit margins and/or loss of market share and reduce the trading price of our securities.

Our operations involve risks that may increase our operating costs, which could reduce our profitability.

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of differentiated and commodity chemical products. These hazards include chemical spills, pipeline leaks and ruptures, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals.  We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks.

Many of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers' compensation and other matters.

We maintain property, business interruption and casualty insurance policies which we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards and risks incident to our business. We maintain property damage and business interruption insurance policies with aggregate limits of $1 billion per occurrence and products liability and sudden and accidental insurance policies with aggregate per occurrence and annual limits of $600 million. We also maintain insurance policies covering other types of risks, including pollution legal liability insurance. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could materially increase our operating costs and therefore reduce our profitability.

In addition, we are subject to various claims and litigation in the ordinary course of business. In conjunction with many of our past acquisitions, we have obtained indemnity agreements from the prior owners addressing liabilities that may arise from operations and events prior to our ownership. We are a party to several pending lawsuits and proceedings. It is possible that a judgment could be rendered against us in these cases or others in which we could be uninsured or not covered by indemnity and beyond the amounts that we currently have reserved or anticipate incurring for such matters. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 3. Legal Proceedings.”

We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 3. Legal Proceedings.”

In addition, we could incur significant expenditures in order to comply with existing or future environmental or safety laws. Capital expenditures and costs relating to environmental or safety matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Capital expenditures and costs beyond those currently anticipated may therefore be required under existing or future environmental or safety laws.

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 3. Legal Proceedings.”

We can provide no assurance that our internal control over our financial reporting will be effective when Section 404 of the Sarbanes-Oxley Act of 2002 becomes applicable to us.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end, beginning December 31, 2006. From that point, we will be required to include in our annual report on Form 10-K a report on our management’s assessment of the effectiveness of our internal control over financial reporting.  Our independent registered public accounting firm will also issue an audit report on management’s assessment and on our internal control over financial reporting.

We have undertaken significant efforts in preparation for the requirements of Section 404. However, given the complexities and inherent risks associated with the operation of internal control over financial reporting, we can provide no assurance that our internal control over financial reporting will be effective when Section 404 becomes applicable to us.  Moreover, we can provide no assurance as to any matters that might be reported in our management’s assessment of our internal control over financial reporting or our independent registered public accounting firm’s audit report.  Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be impaired.

Proprietary protection of our processes, apparatuses and other technology is important to our business. Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could result in significantly lower revenues, reduced profit margins and/or loss of market share.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could result in significantly lower revenues, reduced profit margins and/or loss of market share.

Loss of key members of our management could disrupt our business.

We depend on the continued employment and performance of our senior executives and other key members of management. If any of these individuals resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations and our ability to implement our growth strategies could be materially disrupted. We generally do not have employment agreements with, and we do not maintain any “key man” life insurance for, any of our executive officers.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, the continuing military action in Iraq, general instability in various OPEC member nations, the threat of other attacks or acts of war in the U.S. and abroad and increased security regulations related to our industry could adversely affect our business.

The attacks of September 11, 2001, and subsequent events, including the continuing military action in Iraq, have caused instability in the U.S. and other financial markets and have led, and may continue to lead, to further armed hostilities, prolonged military action in Iraq, or further acts of terrorism in the U.S. or abroad, which could cause further instability in financial markets. Current regional tensions and conflicts in various OPEC member nations, including the continuing military action in Iraq, have caused, and may cause further, increases in raw material costs, particularly natural gas and crude oil based feedstocks, which are used in our operations. The uncertainty surrounding the continuing military action in Iraq and the threat of further armed hostilities or acts of terrorism may impact any or all of our physical facilities and operations, which are located in North America, Europe, Australia, Asia, Africa, South America and the Middle East, or those of our customers. Furthermore, terrorist attacks, subsequent events and future developments in any of these areas may result in reduced demand from our customers for our products. In addition, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could result in significant unanticipated costs, lower revenues and/or reduced profit margins.

Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

In the future we may seek to grow our Company and businesses by making acquisitions or entering into partnerships and joint ventures. Any future acquisition, partnership or joint venture may require that we make a significant cash investment, issue stock or incur substantial debt. In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•      problems with effective integration of operations;

•      the inability to maintain key pre-acquisition business relationships;

•      increased operating costs;

•      exposure to unanticipated liabilities; and

•      difficulties in realizing projected efficiencies, synergies and cost savings.

We have incurred indebtedness to finance past acquisitions. We may finance future acquisitions with additional indebtedness and/or by issuing additional equity securities. As a result, we could face the financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2005, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we currently believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and many foreign countries. Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our material owned or leased properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility
Salt Lake City, Utah	—	Executive Offices
The Woodlands, Texas(1)	—	Operating Headquarters, Global Technology Center
Geismar, Louisiana(2)	Polyurethanes	MDI, Nitrobenzene(5), Aniline(5) and Polyols Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Deerpark, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House
Thane (Maharashtra), India(1)	Polyurethanes	Polyurethane Systems House
Samuprakam, Thailand(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Everberg, Belgium	Polyurethanes	Polyurethane Research Facility/Performance Products Regional HQ
Gateway West, Singapore(1)	Polyurethanes	Polyurethane Commercial Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Port Neches, Texas(3)	Polyurethanes, Performance Products and Base Chemicals	Olefins, Aromatics, EO, EG, Surfactants, Amines and PO Manufacturing Facilities
Wilton, U.K.	Polyurethanes and Base Chemicals	Olefins and Aromatics Manufacturing Facilities and Aniline and Nitrobenzene Manufacturing Facilities
Bergkamen, Germany(4)	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain	Advanced Materials	Resins and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Chennai, India(3)	Advanced Materials	Resins and Synthesis Facility
Bad Saeckingen, Germany(1)	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Sadat City, Egypt	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials	Formulating Facility
Panyu, China(1)(4)	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Istanbul, Turkey(1)	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Chocolate Bayou, Texas(1)(5)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)(5)	Performance Products	Maleic Anhydride Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Botany, Australia	Performance Products	Surfactant Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France(1)	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility

Whitehaven, U.K.(1)(6)	Performance Products	Surfactant Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Grimsby, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Lake Charles, Louisiana(7)	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility
Billingham, U.K.	Pigments	Titanium Dioxide Research and Technical Facility
Peru, Illinois	Polymers	EPS Manufacturing Facility
Marysville, Michigan	Polymers	Polypropylene Manufacturing Facility
Longview, Texas(1)	Polymers	Polypropylene Manufacturing Facility
Odessa, Texas	Polymers	Polyethylene Manufacturing Facility
Mansonville, Quebec	Polymers	EPS Manufacturing Facility
West Footscray, Australia	Polymers	Styrenics Manufacturing Facility
Port Arthur, Texas	Base Chemicals	Olefins and Aromatics Manufacturing Facility
Sour Lake, Texas	Base Chemicals	Various finished raw materials pipelines and storage facilities
North Tees, U.K.(1)	Base Chemicals	Aromatics Manufacturing Facility and Logistics & Storage Assets

(1)                                  Leased land and/or building.

(2)                                  The Geismar facility is owned as follows: we own 100% of the MDI and polyol facilities, and Rubicon LLC, a consolidated manufacturing joint venture with Chemtura Corporation in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon LLC is a separate legal entity that operates both the assets that we own jointly with Chemtura Corporation and our wholly-owned assets at Geismar.

(3)                                  76%-owned manufacturing joint venture with Tamilnadu Petroproducts Limited.

(4)                                  95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(5)                                  These plants are operated by Solutia under long-term operating agreements. Solutia and certain of its affiliates have filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We expect that Solutia will continue to operate these plants, although no assurance can be given at this time. During the course of the bankruptcy proceeding, it is possible that Solutia may reject any of the agreements under which it operates the plants. It is also possible that Solutia’s reorganization under Chapter 11 may fail and that it would proceed to a liquidation under Chapter 7. If Solutia were to discontinue operation of any of these plants, it may be difficult to arrange for uninterrupted operation.

(6)                                  We have substantially reduced our operations at this site during 2005.

(7)                                  50%-owned manufacturing joint venture with Kronos Louisiana, Inc., a subsidiary of Kronos Worldwide, Inc.

ITEM 3. LEGAL PROCEEDINGS

Discoloration Claims

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide (“Discoloration Claims”). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $16 million in costs and settlement amounts for Discoloration Claims as of December 31, 2005.

The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	0	1	1
Claims resolved during period	1	2	2
Claims unresolved at end of period	2	3	4

During the year ended December 31, 2004, we settled claims for approximately $45 million, approximately $30 million of which was paid by our insurers or ICI and approximately $15 million of which was paid by us. During 2004, we recorded charges of $15.1 million relating to Discoloration Claims. During the year ended December 31, 2005, we settled a claim for approximately $1 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of December 31, 2005 asserted aggregate damages of approximately $63 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2005 for costs associated with unasserted Discoloration Claims.

Ciba Settlement

Vantico, acquired by us in June 2003, concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. (“Ciba”) is liable under the indemnity provisions of certain agreements in connection with the leveraged buy-out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004. We received additional consideration in the form of modifications to certain operating agreements between us and Ciba. In August 2004, we received payment of the $11.1 million settlement.

Environmental Litigation

We have been a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits have alleged that the refineries and chemical plants located in the vicinity of the plaintiffs’ homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits have included the amount of damages being sought. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	2,104	214	721
Claims resolved during period	2,988	51	0
Claims unresolved at end of period	0	884	721

All claims filed as of December 31, 2005 have been resolved through dismissal and/or settlement.

In addition, we have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the year ended December 31, 2005. Nevertheless, the complaints in these cases provide little additional information. We do not believe that the increased number of cases reflects an increase in the number of underlying claims.

Where the alleged exposure occurred prior to our ownership or operation of the relevant “premises,” the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our eleven-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners or operators have the intention and ability to continue to honor their indemnities, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Tendered during period	284	94
Resolved during period	106	65
Unresolved at end of period	576	398	369

We have never made any payments with respect to these cases. As of December 31, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

Certain cases in which we are a “premises defendant” are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Filed during period	55	23
Resolved during period	56	42
Unresolved at end of period	34	29	48

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $0.1 million, $1.0 million and $0.2 million in 2005, 2004 and 2003, respectively.  The cases for the year ended December 31, 2005 include cases filed against Rubicon LLC, which became our consolidated subsidiary on January 1, 2005, as follows: one case filed during the period, one case resolved during the period and six cases unresolved at the end of the period.

As of December 31, 2005, we had an accrual of $0.9 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

Antitrust Matters

We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the “Polyether Polyols Cases” in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols Cases are Bayer, BASF, Dow, and Lyondell. Bayer has announced that it has entered into a settlement agreement with the plaintiffs.

These consolidated cases are in the early stages of class certification discovery. The pleadings of the plaintiffs do not provide specifics about any alleged illegal conduct of the defendants and we are not aware of any evidence of illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possible loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting the production of documents relating to sales and pricing of TDI, MDI, polyether polyols and related systems. Bayer and Lyondell have announced that they have also been served with subpoenas in this matter. We intend to cooperate fully in this matter.

Tax Dispute

In connection with the audit of our income tax returns for the years ended 1998 through 2001, we received a Notice of Proposed Adjustment from the Internal Revenue Service and in late 2005, we initiated an administrative appeal before the Internal Revenue Service. The potential liability and the potential reduction to our net operating losses have been reserved in our financial statements. For more information on this matter, including the potential net adjustment to our net operating losses, see “Note 18. Income Taxes” to our Consolidated Financial Statements included elsewhere in this report.

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See “Item 1. Business—Environmental, Health and Safety Matters” for a discussion of environmental proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this report, there was no established public trading market for any class of our membership interests.

Holders

As of the date of this report, Huntsman Corporation was the only holder of record of our membership interests.

Distributions

Our senior secured credit facilities restrict our ability to pay dividends or other distributions on our equity interests, including prohibiting us from making distributions to Huntsman Corporation for the purpose of paying principal, interest or premium on any outstanding notes of Huntsman Corporation. The indentures governing our outstanding notes also place certain restrictions on our ability to pay dividends and make other distributions.

The restrictions contained in the indentures governing our notes may prevent us from making any “restricted payments,” including (i) any dividends, distributions or other payments to holders of our equity interests or (ii) payments to purchase, redeem or otherwise acquire or retire for value any of our equity interests, subject to certain exceptions contained in such indentures.

ITEM 6. SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations

The following sets forth the condensed consolidated results of operations for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	Year ended December 31,			Percent Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Revenues	$12,961.6	$11,426.4	$7,646.3	13%	49%
Cost of goods sold	11,190.4	10,025.1	6,836.2	12%	47%
Gross profit	1,771.2	1,401.3	810.1	26%	73%
Operating expenses	815.4	667.6	518.4	22%	29%
Restructuring, impairment and plant closing costs	123.6	299.3	55.0	(59)%	444%

Operating income	832.2	434.4	236.7	92%	84%

Interest expense, net	(425.6)	(592.6)	(480.5)	(28)%	23%
Loss on accounts receivable securitization program	(10.7)	(15.6)	(32.4)	(31)%	(52)%
Equity in income of unconsolidated affiliates	8.2	4.0	1.7	105%	135%
Other expense	(167.5)	(25.8)	(0.7)	549%	NM

Income (loss) from continuing operations before income taxes, minority interests and accounting changes	236.6	(195.6)	(275.2)	NM	(29)%
Income tax (expense) benefit	(42.8)	22.9	(41.0)	NM	NM
Minority interest (expense) income	(1.7)	(7.2)	1.5	(76)%	NM
Income (loss) from continuing operations	192.1	(179.9)	(314.7)	NM	(43)%
Loss from discontinued operations (including loss on disposal of $36.4 in 2005), net of tax	(43.9)	(7.8)	(2.6)	463%	200%
Cumulative effect of changes in accounting principle, net of tax of $3.3	(27.5)	—	—	NM	NM
Net income (loss)	120.7	(187.7)	(317.3)	NM	(41)%

Interest expense, net	425.6	592.6	480.5	(28)%	23%
Income tax expense (benefit) (1)	39.5	(22.9)	41.0	NM	NM
Depreciation and amortization	473.9	499.0	394.2	(5)%	27%
EBITDA (2)	$1,059.7	$881.0	$598.4	20%	47%

Net cash provided by operating activities	$988.3	$181.6	$215.9	444%	(16)%
Net cash used in investing activities	(316.3)	(223.0)	(617.1)	42%	(64)%
Net cash (used in) provided by financing activities	(780.7)	83.4	507.4	NM	(84)%

NM—Not meaningful

Included in EBITDA are the following items of (expense) income:

	Year ended December 31,
	2005	2004	2003
	(in millions)
Loss on early extinguishment of debt	$(167.3)	$(25.6)	$—
Legal and contract settlement expense, net	—	(6.6)	(2.0)
Loss on accounts receivable securitization program	(10.7)	(15.6)	(32.4)
Asset write down	—	—	(5.8)
Loss from discontinued operations	(43.9)	(7.8)	(2.6)
Cumulative effect of changes in accounting principle	(30.8)	—	—

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	(13.4)	(36.9)	(28.1)
Advanced Materials	(0.5)	(9.0)	—
Performance Products	(10.0)	(97.5)	(22.1)
Pigments	(30.1)	(123.3)	(6.5)
Polymers	(51.6)	(13.6)	(0.8)
Base Chemicals	(16.8)	(16.7)	2.5
Corporate and other	(1.2)	(2.3)	—
Total restructuring, impairment and plant closing costs	(123.6)	(299.3)	(55.0)

Total	$(376.3)	$(354.9)	$(97.8)

(1)                                  Includes a tax benefit of $3.3 million in 2005 on the cumulative effect of changes in accounting principle.

(2)                                  EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor’s understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. (“GAAP”). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company’s capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to our net income (loss) and to our cash provided by operations:

	Year Ended December 31,			Percent Change
	2005	2004	2003	2005 vs 2004	2004 vs 2003
	(in millions)
EBITDA(2)	$1,059.7	$881.0	$598.4	20%	47%
Depreciation and amortization	(473.9)	(499.0)	(394.2)	(5)%	27%
Interest expense, net	(425.6)	(592.6)	(480.5)	(28)%	23%
Income tax (expense) benefit (1)	(39.5)	22.9	(41.0)	NM	NM
Net income (loss)	120.7	(187.7)	(317.3)	NM	(41)%
Cumulative effect of changes in accounting principle, net of tax	27.5	—	—	NM	NM
Equity in income of unconsolidated affiliates	(8.2)	(4.0)	(1.7)	105%	135%
Depreciation and amortization	473.9	499.0	394.2	(5)%	27%
Loss on early extinguishment of debt	167.3	25.6	—	554%	NM
Noncash interest (including interest on affiliate debt)	47.2	145.5	132.1	(68)%	10%
Noncash restructuring, impairment and plant closing costs	64.1	138.0	12.2	(54)%	NM
Deferred income taxes	16.2	(58.3)	9.3	NM	NM
Net unrealized losses (gains) on foreign currency transactions	23.1	(111.7)	(78.4)	NM	42%
Loss on disposal of discontinued operations	36.4	—	—	NM	NM
Other, net	15.4	9.0	3.5	71%	157%
Changes in operating assets and liabilites	4.7	(273.8)	62.0	NM	NM
Net cash provided by operating activities	$988.3	$181.6	$215.9	444%	(16)%

NM—Not meaningful

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

For the year ended December 31, 2005, we had net income of $120.7 million on revenues of $12,961.6 million compared to a net loss of $187.7 million on revenues of $11,426.4 million for 2004. The improvement of $308.4 million in net income was the result of the following items:

•                  Revenues for the year ended December 31, 2005 increased by $1,535.2 million, or 13%, as compared with 2004 due principally to higher average selling prices in all of our operating segments, primarily in response to higher raw materials and energy costs. For further information regarding changes in selling prices and sales volumes from the prior period, see the discussion by operating segment below.

•                  Gross profit for the year ended December 31, 2005 increased by $369.9 million, or 26%, as compared with 2004. This increase in gross profit, which occurred in our Polyurethanes, Pigments and Polymers segments, was mainly due to higher margins as average selling prices increased more than raw material and energy costs in 2005 as compared with 2004.  The decrease in gross profit in our Advanced Materials, Performance Products and Base Chemicals segments resulted primarily from the impact of the U.S. Gulf Coast storms which resulted in loss of sales, repair costs and higher raw material costs.

•                  Operating expenses for the year ended December 31, 2005 increased by $147.8 million, or 22%, as compared with 2004, primarily due to higher foreign currency losses.

•                  Restructuring, impairment and plant closing costs for the year ended December 31, 2005 decreased to $123.6 million from $299.3 million in 2004. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

•                  Net interest expense for the year ended December 31, 2005 decreased by $167.0 million, or 28%, as compared with 2004, primarily due to lower average debt balances resulting from the repayment of debt from the proceeds of Huntsman Corporation’s initial public offering on February 16, 2005 and operating cash flows, and from lower average interest rates despite higher underlying interest rates on variable rate borrowings.

•                  Other expense for the year ended December 31, 2005 increased by $141.7 million to $167.5 million from $25.8 million for 2004. The increase was due primarily to a $141.7 million increase in loss on early extinguishment of debt.

•                  Income tax expense increased by $65.7 million to $42.8 million for the year ended December 31, 2005 as compared with a benefit of $22.9 million for 2004.  Increased tax expense was largely due to increased pre-tax income.  Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.  The change in income tax expense includes changes in our mix of income and losses, as well as non-recurring items of expense and benefit recognized each year.

•                  The loss from discontinued operations represents the operating results of our TDI business that was sold on July 6, 2005. The loss from discontinued operations of $43.9 million for the year ended December 31, 2005 includes a loss on disposal of $36.4 million recorded in the second quarter of 2005.

•                  During the fourth quarter of 2005, we adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” and recorded a charge for the cumulative effect of accounting change, net of tax, of $31.7 million. Also in the fourth quarter of 2005, we accelerated the date for actuarial measurement of our pension and postretirement benefit obligations from December 31 to November 30 in order to improve internal control procedures by allowing more time to review the completeness and accuracy of the actuarial benefit obligation measurements and recorded a credit for the cumulative effect of accounting change, net of tax, of $4.2 million.

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31,		Percent
	2005	2004	Change
Revenues
Polyurethanes	$3,396.3	$2,818.0	21%
Advanced Materials	1,185.3	1,162.4	2%
Performance Products	1,960.9	1,927.8	2%
Pigments	1,052.8	1,048.1	—
Polymers	1,702.0	1,451.8	17%
Base Chemicals	4,462.1	3,859.0	16%
Eliminations	(797.8)	(840.7)	(5)%
Total	$12,961.6	$11,426.4	13%

Segment EBITDA
Polyurethanes	$676.3	$364.0	86%
Advanced Materials	154.1	151.0	2%
Performance Products	157.3	91.0	73%
Pigments	115.3	(30.0)	NM
Polymers	102.7	77.6	32%
Base Chemicals	264.3	276.2	(4)%
Corporate and other	(410.3)	(48.8)	741%
Total	$1,059.7	$881.0	20%

NM—Not meaningful

Polyurethanes

For the year ended December 31, 2005, Polyurethanes segment revenues increased by $578.3 million, or 21%, as compared with 2004, primarily as a result of increased MDI and MTBE revenues. MDI revenues increased by 25% due to 29% higher average selling prices. The increase in MDI selling prices was driven by improved market conditions, stronger growth in higher value applications, and in response to higher raw material and energy costs. MDI sales volumes were 3% lower principally due to product availability limitations and the effects of unplanned outages related to the U.S. Gulf Coast storms. MTBE revenues increased by 28% as a result of 38% higher average selling prices. The increase in MTBE average selling prices was principally due to strong demand and tight supplies in the market. MTBE sales volumes decreased by 8% primarily due to loss of production related to unplanned outages for maintenance and the U.S. Gulf Coast storms.

For the year ended December 31, 2005, Polyurethanes segment EBITDA increased by $312.3 million, or 86%, as compared with 2004. Segment EBITDA increased primarily as a result of higher contribution margins, with average selling prices more than offsetting increases in raw material and energy costs. Margin improvements were partially offset by higher losses from discontinued operations and the negative impact of the U.S. Gulf Coast storms. During the years ended December 31, 2005 and 2004, our Polyurethanes segment recorded a loss from discontinued operations of its TDI business of $43.9 million and $7.8 million, respectively. In addition, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $13.4 million in the year ended December 31, 2005 as compared with $36.9 million in 2004. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Advanced Materials

Advanced Materials revenues for the year ended December 31, 2005 increased by $22.9 million, or 2%, as compared with 2004, primarily attributable to an 8% increase in average selling prices, with sales volumes down 6%. Average selling prices were higher due to price increase initiatives in certain markets in response to higher raw material costs and due to a higher value product mix. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, which were more than offset by lower sales volumes of basic epoxy resins in the coatings, construction and adhesives markets and reduced volumes of electronic laminates products.

Advanced Materials segment EBITDA for the year ended December 31, 2005 increased by $3.1 million, or 2%, as compared with 2004. Segment EBITDA improved on higher revenues and an improved product mix, resulting from increased sales volumes of higher margin adhesives and power and composite engineering applications. These improvements more than offset higher raw material costs caused principally by decreased supplies of materials and higher energy prices related to the U.S. Gulf Coast storms and a reduction of $8.7 million in legal and contract settlement gains. In addition, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $0.5 million and $9.0 million during the years ended December 31, 2005 and 2004, respectively. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Performance Products

For the year ended December 31, 2005, Performance Products revenues increased by $33.1 million, or 2%, as compared with 2004, primarily as a result of higher average selling prices for all major product lines, offset by lower sales volumes in certain product lines. Overall, average selling prices increased by 19% in response to higher raw material and energy costs and improved market conditions for certain products. Sales volumes declined by 15% principally due to the loss of production volume in the U.S. related to the Gulf Coast storms and the unplanned outage at our PO facility, together with lower sales of glycols and certain surfactants.

For the year ended December 31, 2005, Performance Products segment EBITDA increased by $66.3 million, or 73%, as compared with 2004, resulting primarily from lower restructuring, impairment and plant closing costs and higher margins, partially offset by lower sales volumes and the negative impact of the U.S. Gulf Coast storms. During the years ended December 31, 2005 and 2004, the Performance Products segment recorded restructuring and plant closing charges of $10.0 million and $97.5 million, respectively. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Pigments

For the year ended December 31, 2005, Pigments revenues remained relatively unchanged at $1,052.8 million, as compared with revenues of $1,048.1 million in 2004, resulting principally from a 6% increase in average selling prices, offset in part by a 5% reduction in sales volumes. Sales volumes were lower due to the restructuring of our Grimsby, U.K. and Umbogintwini, South Africa facilities during 2004 and due to lower end-use demand across all regions. Average selling prices increased in all regions and benefited from price increase initiatives implemented during late 2004 and 2005.

Pigments segment EBITDA for the year ended December 31, 2005 increased by $145.3 million to $115.3 million from negative $30.0 million for 2004. During the years ended December 31, 2005 and 2004, our Pigments segment recorded restructuring, impairment and plant closing charges of $30.1 million and $123.3 million, respectively. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report. This increase in segment EBITDA during 2005 was due primarily to the combination of lower restructuring, impairment and plant closing costs, $15.1 million of lower legal settlement costs related to Discoloration Claims and higher margins during 2005.

Polymers

For the year ended December 31, 2005, Polymers revenues increased by $250.2 million, or 17%, as compared with 2004, due mainly to 22% higher average selling prices, offset somewhat by lower sales volumes. Average selling prices were higher primarily due to tighter market conditions and in response to an increase in raw material and energy costs. Sales volumes decreased by 4% as a result of soft demand in our Australian styrenics business and raw materials supply shortages in our polypropylene business.

For the year ended December 31, 2005, Polymers segment EBITDA increased by $25.1 million, or 32%, as compared to 2004. This increase in segment EBITDA resulted from higher contribution margins, as average selling prices increased more than raw material and energy costs, and was partially offset by higher restructuring, impairment and plant closing costs. During the year ended December 31, 2005 and 2004, our Polymers segment recorded restructuring, impairment and plant closing charges of $51.6 million and $13.6 million, respectively. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Base Chemicals

For the year ended December 31, 2005, Base Chemicals revenues increased by $603.1 million, or 16%, as compared with 2004. This increase was due mainly to a 22% increase in average selling prices, partially offset by a 5% decrease in sales volumes. Higher average selling prices were primarily due to improved market conditions and in response to higher raw material and energy costs. The sales volume decrease was driven principally by a loss of production volume in the U.S. related to the Gulf Coast storms.

For the year ended December 31, 2005, Base Chemicals segment EBITDA decreased by $11.9 million, or 4%, as compared with 2004. This decrease in segment EBITDA was primarily due to slightly lower contribution margins as higher average selling prices were more than offset by higher raw materials and energy costs. The increase in raw materials and energy costs during 2005 were caused principally by decreased supplies of materials and energy sources related to the U.S. Gulf Coast storms. EBITDA was also lower resulting from lost production in the U.S. related to the Gulf Coast storms. During the year ended December 31, 2005 and 2004, our Base Chemicals segment recorded restructuring charges of $16.8 million and $16.7 million, respectively. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Corporate and Other

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on the sale of accounts receivable, loss on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries’ (income) loss. For the year ended December 31, 2005, EBITDA from corporate and other items decreased by $361.5 million to a loss of $410.3 million from a loss of $48.8 million for 2004. The decrease in 2005 period EBITDA resulted primarily from a $141.7 million increase in losses on early extinguishment of debt, a $148.7 million increase in unallocated foreign currency losses, $28.3 million higher incentive compensation and a charge of $30.8 million for the cumulative effect of changes in accounting principle.

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Our business has undergone significant changes as a result of a number of transactions. Effective May 1, 2003, as a result of transactions among Huntsman LLC, HIH and ICI, the financial results of Huntsman LLC and HIH were consolidated

(the “HLLC Consolidation Transaction”). Effective June 30, 2003, as a result of our affiliate’s acquisition of the Advanced Materials business through the acquisition of Vantico S.A. (the “AdMat Transaction”), we have consolidated the financial results of AdMat. Because of these transactions, the financial information for the year ended December 31, 2004 is not comparable to the financial data for the year ended December 31, 2003.

For the year ended December 31, 2004, we had a net loss of $187.7 million on revenues of $11,426.4 million compared to a net loss of $317.3 million on revenues of $7,646.3 million for 2003. The decrease of $129.6 million in net loss was the result of the following items:

•                  Revenues for the year ended December 31, 2004 increased by $3,780.1 million, or 49%, to $11,426.4 million from $7,646.3 million during 2003. Approximately 23% of this increase was due to our consolidation with Huntsman LLC following the HLLC Consolidation Transaction effective May 1, 2003 and our affiliate’s ownership of AdMat effective June 30, 2003 following the AdMat Transaction, in each case for the entire period in 2004. The remaining approximately 26% of the increase was due to higher average selling prices in all our operating segments and higher sales volumes in our Polyurethanes, Advanced Materials, Pigments, Polymers and Base Chemicals segments. For details of the changes in selling prices and sales volumes from the prior year, please see our discussion by operating segment below.

•                  Gross profit for the year ended December 31, 2004 increased by $591.2 million, or 73%, to $1,401.3 million from $810.1 million in 2003. Approximately 29% of this increase was due to our consolidation of Huntsman LLC following the HLLC Consolidation Transaction effective May 1, 2003 and our affiliate’s ownership of AdMat effective June 30, 2003 following the AdMat Transaction, in each case for the entire period in 2004. The remaining approximately 44% of the increase was due to higher contribution margins as average selling prices increased more than raw material and energy costs in 2004 as compared with 2003.

•                  Operating expenses for the year ended December 31, 2004 increased by $149.2 million, or 29%, to $667.6 million from $518.4 million in 2003. The majority of this increase was due to our consolidation with Huntsman LLC following the HLLC Consolidation Transaction effective May 1, 2003 and our affiliate’s ownership of AdMat effective June 30, 2003 following the AdMat Transaction, in each case for the entire period in 2004. Excluding the effect of the HLLC Consolidation Transaction and the AdMat Transaction, operating expenses decreased approximately 5%.

•                  Restructuring, impairment and plant closing costs for the year ended December 31, 2004 increased by $244.3 million to $299.3 million from $55.0 million in 2003. This increase was in part due to our consolidation with HLLC for the entire period in 2004 following the HLLC Consolidation Transaction effective May 1, 2003. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

•                  Net interest expense for the year ended December 31, 2004 increased by $112.1 million, or 23%, to $592.6 million from $480.5 million for 2003. Approximately 17% of this increase was due to our consolidation with Huntsman LLC following the HLLC Consolidation Transaction effective May 1, 2003 and our affiliate’s ownership of AdMat effective June 30, 2003 following the AdMat Transaction, in each case for the entire period in 2004. In addition, the increase was due to additional debt and higher interest rates on our borrowings in 2004 as compared to 2003 and the compounding of interest on the HMP Senior Discount Notes and the HLLC Senior Discount Notes, the accrued interest of which was added to the principal balance and not paid in cash.

•                  Loss on our accounts receivable securitization program decreased $16.8 million, or 52%, to a loss of $15.6 million for the year ended December 31, 2004 as compared to a loss of $32.4 million for 2003. This decrease was mainly attributable to reduced losses on foreign currency hedging contracts in 2004 as compared with 2003, primarily as a result of an amendment to our accounts receivable securitization program permitting Euro-denominated debt, thereby reducing the need for foreign currency hedge contracts. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued.

•                  Other expense of $25.8 million in 2004 relates to the loss on early extinguishment of debt.

•                  Income tax benefit was $22.9 million for the year ended December 31, 2004 as compared to income tax expense of $41.0 million for the year ended December 31, 2003.  Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.  Increased tax benefit was largely due to changes in pre-tax income in certain tax jurisdictions.  During 2004, additional pre-tax losses were recorded in jurisdictions where tax benefits were provided and additional pre-tax income was recorded in jurisdictions where tax expense was not provided, net of valuation allowance.  In addition, during the year ended December 31, 2004 we recognized non-recurring benefits in Spain, France, and Holland of approximately $28.3 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances.

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year Ended December 31,		Percent
	2004	2003	Change

Revenues
Polyurethanes	$2,818.0	$2,235.2	26%
Advanced Materials	1,162.4	517.8	124%
Performance Products	1,927.8	1,348.3	43%
Pigments	1,048.1	1,010.0	4%
Polymers	1,451.8	774.4	87%
Base Chemicals	3,859.0	2,207.3	75%
Eliminations	(840.7)	(446.7)	88%
Total	$11,426.4	$7,646.3	49%

Segment EBITDA
Polyurethanes	$364.0	$233.4	56%
Advanced Materials	151.0	29.4	414%
Performance Products	91.0	80.9	12%
Pigments	(30.0)	105.4	NM
Polymers	77.6	57.8	34%
Base Chemicals	276.2	79.4	248%
Corporate and other	(48.8)	12.1	NM
Total	$881.0	$598.4	47%

NM—Not Meaningful

Polyurethanes

For the year ended December 31, 2004, Polyurethanes revenues increased by $582.8 million, or 26%, as compared to 2003, primarily from higher average selling prices and higher sales volumes for MDI. MDI revenues increased by 31%, resulting from 17% higher average selling prices and 12% higher sales volumes. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, the strength of the major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI volumes reflect further extension of markets for MDI and recent improvements in global economic conditions.

For the year ended December 31, 2004, Polyurethanes segment EBITDA increased by $130.6 million, or 56%, as compared to 2003.  Restructuring, impairment and plant closing costs of $36.9 million and $28.1 million for the years ended December 31, 2004 and 2003, respectively, were included in segment EBITDA. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report. Excluding restructuring charges, segment EBITDA increased by $139.4 million in 2004, resulting mainly from higher contribution margins as average selling pries increased more than raw material and energy costs.

Advanced Materials

Advanced Materials revenues for the year ended December 31, 2004 increased by $644.6 million, or 124%, from 2003. Approximately 83% of the increase was attributable to our affiliate’s ownership of AdMat for the entire period in 2004 following the AdMat Transaction that was effective June 30, 2003. Approximately 17% of the increase in revenues for 2004 as compared to 2003 was due to an increase in average selling prices and sales volumes. Average selling prices were higher due to improved demand in certain markets in response to higher raw material costs and, in part, to the strength of the major European currencies versus the U.S. dollar.

For the year ended December 31, 2004, Advanced Materials segment EBITDA increased by $121.6 million to $151.0 million from $29.4 million for the same period of 2003. Approximately 7% of the increase was attributable to our affiliate’s ownership of AdMat for the entire period in 2004 following the AdMat Transaction that was effective June 30, 2003. Approximately 93% of the increase in segment EBITDA was primarily due to higher contribution margins as average selling prices increased more than raw material costs. During the year ended December 31, 2004, our Advanced Materials segment recorded restructuring charges of $9.0 million. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Performance Products

For the year ended December 31, 2004, Performance Products revenues increased by $579.5 million, or 43%, from 2003. Approximately 29% of this increase was due to our consolidation with Huntsman LLC for the entire period in 2004 as a result of the HLLC Consolidation Transaction effective May 1, 2003. The remaining increase in revenues resulted primarily from higher average selling prices for all products, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by approximately 17% in response to higher raw material and energy costs, improved market conditions and the strength of the major European currencies versus the U.S. dollar. Sales volumes declined by 2% primarily due to lower sales volumes of amines and surfactants. The reduction in surfactants sales volumes was due principally to increased competition in the marketplace.

For the year ended December 31, 2004, Performance Products segment EBITDA increased by $10.1 million, or 12%, to $91.0 million from $80.9 million for 2003. The increase in EBITDA resulted primarily from the consolidation with HLLC for the entire period in 2004 as a result of the HLLC Consolidation Transaction, despite higher restructuring charges. During the years ended December 31, 2004 and 2003, the Performance Products segment recorded restructuring charges of $97.5 million and $22.1 million, respectively. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Pigments

For the year ended December 31, 2004, Pigments revenues increased by $38.1 million, or 4%, as compared to 2003, resulting principally from 4% higher average selling prices. Average selling prices benefited primarily from the strengthening of the major European currencies versus the U.S. dollar.

Pigments segment EBITDA for the year ended December 31, 2004 decreased by $135.4 million to a loss of $30.0 million from income of $105.4 million in 2003.  The decrease is mainly the result of an increase in restructuring, impairment and plant closing costs of $116.8 million and charges of $15.1 million relating to the payment of costs and settlement amounts relating to Discoloration Claims recorded in 2004. The remaining decrease in segment EBITDA of $3.5 million resulted principally from a $14.5 million reduction in EBITDA primarily in response to the strengthening of the major European currencies versus the U.S. dollar, offset somewhat by lower fixed costs resulting from cost reduction initiatives. During 2004 and 2003, our Pigments segment recorded restructuring, impairment and plant closing costs of $123.3 million and $6.5 million, respectively. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Polymers

For the year ended December 31, 2004, Polymers revenues increased by $677.4 million, or 87%, to $1,451.8 million from $774.4 million for 2003 due mainly to the consolidation with HLLC for the entire 2004 period as a result of the HLLC Consolidation Transaction and to approximately 22% higher average selling prices and approximately 3% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs while sales volumes increased principally as a result of stronger customer demand.

For the year ended December 31, 2004, Polymers segment EBITDA increased by $19.8 million to $77.6 million from $57.8 million for 2003. The increase in segment EBITDA was primarily due to the consolidation with HLLC for the entire 2004 period as a result of the HLLC Consolidation Transaction despite a $13.6 million restructuring charge related to the closure of an Australian manufacturing unit in 2004. Higher contribution margins resulted as average selling prices increased more than raw material costs. In addition, our Polymers segment recorded restructuring, impairment and plant closing costs of $13.6 million and $0.8 million for the years ended December 31, 2004 and 2003, respectively. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Base Chemicals

For the year ended December 31, 2004, Base Chemicals revenues increased $1,651.7 million, or 75%, from 2003. Approximately 24% of this increase was due to our consolidation with Huntsman LLC for the entire period in 2004 as a result of the HLLC Consolidation Transaction effective May 1, 2003. The remaining increase in revenue is due to approximately 40% higher average selling prices and approximately 6% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs. Sales volumes increases were principally the result of increased demand.

For the year ended December 31, 2004, Base Chemicals segment EBITDA increased by $196.8 million, or 248%, to $276.2 million from $79.4 million for 2003. Only 42% of this increase was due to our consolidation with Huntsman LLC for the entire period in 2004 as a result of the HLLC Consolidation Transaction effective May 1, 2003. Excluding the impact of the HLLC Consolidation Transaction, segment EBITDA increased primarily as a result of higher contribution margins as average selling prices increased more than raw material and energy costs. In addition, our Base Chemicals segment recorded restructuring, impairment and plant closing costs of $16.7 million for the year ended December 31, 2004 compared with a restructuring credit of $2.5 million in 2003. For further discussion of restructuring activities, see “Note 10. Restructuring, Impairment and Plant Closing Costs” to our Consolidated Financial Statements included elsewhere in this report.

Corporate and Other

Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, loss on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries’ (income) loss. For the year ended December 31, 2004, EBITDA from corporate and other items decreased by $60.9 million to a loss of $48.8 million from income of $12.1 million for 2003, primarily due to higher expenses associated with the early extinguishment of debt and our consolidation of HLLC for the entire period in 2004 as a result of the HLLC Consolidation Transaction effective May 1, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

Currency Exchange Rates

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of nine months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. Our accounts receivable securitization program in certain circumstances requires that we enter into forward foreign currency hedges intended to hedge currency exposures. As of December 31, 2005, our outstanding forward foreign exchange contracts were insignificant.

A significant portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in some cases, denominated in currencies other than the entities’ functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans that are not expected to be repaid in the foreseeable future as permanent loans (“Permanent Loans”) and the designation of debt and swaps as hedges.

Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans are recorded in earnings. Foreign currency transaction gains and losses on Permanent Loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans, and, during the year ended December 31, 2005, we have increased the net amount of our Permanent Loans. This has resulted in less volatility reported in foreign currency gains and losses reflected in earnings.

We have outstanding cross-currency interest rate swaps of fixed rate debt. We entered into these swaps with various financial institutions in order to more effectively hedge our overall underlying euro long-term net asset and euro cash flow exposures. In one of the swap transactions, we agreed to swap $175 million of 7.375% fixed rate debt for €132.4 million of 6.63% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 6.63% on €132.4 million of principal and will receive fixed rate interest at an annual rate of 7.375% on $175 million of principal through January 1, 2010. At maturity on January 1, 2010, we are required to pay principal of €132.4 million and will receive principal of $175 million. Interest installments are paid semiannually on January 1 and July 1 of each year beginning July 1, 2005 through maturity. The swap is classified as a net investment hedge under U.S. GAAP.

In another swap transaction, we agreed to swap $31.3 million of 11.0% fixed rate debt for €25.0 million of 9.4% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 9.4% on €25.0 million of principal and will receive fixed rate interest of 11.0% on $31.3 million of principal through July 15, 2007. At maturity, July 15, 2007, we are required to pay principal of €25.0 million and will receive principal of $31.3 million. Interest installments are paid semiannually on January 15 and July 15 of each year, beginning July 15, 2005 through maturity. The swap is not designated as a hedge for reporting purposes under U.S. GAAP.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of December 31, 2005, excluding the cross-currency interest rate swaps discussed above, we have designated approximately €330 million of our euro-denominated debt as a hedge of our net investments.

Interest Rates

Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of the our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

We may purchase both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. When we enter into collars, the collars entitle us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceed a certain rate, and require us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings are less than a certain rate.

Interest rate contracts were recorded as a component of other non-current liabilities as of December 31, 2005 and 2004. The effective portion of the changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, with any ineffectiveness recorded in interest expense.

As of December 31, 2005 and 2004, we had entered into various types of interest rate contracts to manage our interest risk on our long-term debt as indicated below (dollars in millions):

	2005	2004
Notional amount	$83.3	$184.3
Fair value
Cash flow hedges	—	(2.0)
Non-designated derivatives	0.4	(1.2)
Maturity	2006-2010	2005-2007

We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Prices

Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At December 31, 2005, we had in place forward purchase and sales contracts for 15,000 tonnes and 35,000 tonnes, respectively, of naphtha and other hydrocarbons, which do not qualify for hedge accounting.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). In 2005, we engaged Ernst & Young LLP to assist our management in its documentation and evaluation of our internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that our internal controls over financial reporting will be effective when Section 404 becomes applicable to us. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to our parent Huntsman Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte & Touche”) in each of the last two fiscal years for the services indicated (dollars in millions):

	2005	2004
Audit Fees	$12.9	$14.4
Audit-Related Fees	0.9	0.6
Tax Fees	4.5	4.4
All Other Fees	—	0.3
Total	$18.3	$19.7

Audit Fees. Fees for audit services include fees associated with annual audits, the filing of Huntsman Corporation’s registration statement on Form S-1 in connection with its initial public offering, reviews of annual reports on Form 10-K and quarterly reports on Form 10-Q, statutory audits required internationally, services related to comfort letters and consents and assistance with other filings and public offering documents filed with the SEC.

Audit-Related Fees. Fees for audit-related services principally include due diligence in connection with acquisitions and accounting consultations, compliance with financing arrangements and consultations on financial accounting and reporting issues.

Tax Fees. Fees for tax services include tax compliance, tax advice and tax planning including, but not limited to, international tax compliance and advice, federal and state tax advice, mergers and acquisitions tax advice and assistance with the preparation of foreign tax returns (including expatriate tax return preparation).

All Other Fees. All other fees include fees for services not included in audit fees, audit-related fees and tax fees, such as purchase and implementation of internal control tracking software during 2004.

Audit Committee Pre-Approval Policies and Procedures

The Huntsman Corporation Audit Committee (the “Audit Committee”) has, by resolution, adopted policies and procedures regarding the pre-approval of the performance by Deloitte & Touche of certain audit and non-audit services. Deloitte & Touche may not perform any service enumerated in Section 201(a) of the Sarbanes-Oxley Act of 2002, except as may otherwise be provided by law or regulation. Deloitte & Touche may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. The Audit Committee has pre-approved, by category, the performance by Deloitte & Touche of certain audit and accounting services, certain tax services, and, provided that fees do not exceed $250,000 per individual project, certain other tax services and audit-related services. The Audit Committee has delegated to the committee chairperson the power to pre-approve services beyond those previously described, provided that no services may be approved that are prohibited pursuant to Section 201(a) of the Sarbanes-Oxley Act of 2002 or that appear reasonably likely to compromise the independence of Deloitte & Touche. Any pre-approval granted by the chairperson is reviewed by the Audit Committee at its next regularly scheduled meeting. In addition, the Audit Committee receives an annual report detailing the prior year’s expenditures consistent with the SEC’s accountant fee disclosure requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed with this report.

1.             Consolidated Financial Statements:

See Index to Consolidated Financial Statements on page F-1

2.             Financial Statement Schedules:

Other than as stated on the Index to Consolidated Financial Statements on page F-1 with respect to Schedule II, financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.             Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits.

Number	Description
2.1	Agreement and Plan of Merger dated August 16, 2005 relating to our merger with Huntsman LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed August 22, 2005).

2.2

Share and Asset Purchase Agreement by and between our Company, Ciba Specialty Chemicals Holding Inc. and RM 2526 Vermogensverwaltungs GmbH dated as of February 18, 2006 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed February 24, 2006).

3.1	Certificate of Formation of our Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333– 85141))

3.2

Second Amended and Restated Limited Liability Company Agreement of our Company dated December 20, 2001 (incorporated by reference to Exhibit 3.2 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

3.3	Certificate of Amendment to Certificate of Formation of our Company (incorporated by reference to Exhibit 3.9 to our annual report on Form 10-K for the year ended December 31, 2000)

4.1

Indenture, dated as of June 30, 1999, among our Company (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No. 333-85141))

4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)

4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)

4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.1)

4.5

First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among our Company (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to our registration statement on Form S-4 (File No. 333-85141))

4.6

Indenture, dated as of March 13, 2001, among our Company, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.6)

4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.6)

4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.6)

4.10

First Supplemental Indenture, dated as of January 11, 2002, among our Company, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

4.11

Indenture, dated as of March 21, 2002, among our Company, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

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

4.16	Indenture, dated as of December 17, 2004, among our Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to 7 3/8% Senior

Subordinated Notes due 2015 and 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated December 17, 2004 (File No. 333-85141))

4.17	Form of 7 3/8% Senior Subordinated Notes due 2015 denominated in dollars (included as Exhibit A-1 to Exhibit 4.16)

4.18	Form of 7 1/2% Senior Subordinated Notes due 2015 denominated in euros (included as Exhibit A-2 to Exhibit 4.16)

4.19	Form of Guarantee (included as Exhibit E to Exhibit 4.16)

4.20

Exchange and Registration Rights Agreement, dated as of December 17, 2004, among our Company, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K dated December 17, 2004 (File No. 333-85141))

4.21

Supplemental Indenture dated August 16, 2005 to Indenture dated as of June 30, 1999, as amended, among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our Company’s dollar and euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed August 22, 2005).

4.22

Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 13, 2001, as amended, among our Company, the Guarantors named therein, and The Bank of New York, as trustee, relating to our Company’s euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed August 22, 2005).

4.23

Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 21, 2002 among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our Company’s 9 7/8% senior notes due 2009 (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed August 22, 2005).

4.24

Supplemental Indenture dated August 16, 2005 to Indenture dated as of December 17, 2004 among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our Company’s dollar denominated 7 3/8% senior subordinated notes due 2015 and euro denominated 7 1/2% senior subordinated notes due 2015 (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed August 22, 2005).

4.25

Indenture dated September 30, 2003 among Huntsman LLC, the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to our Company’s 11 5/8% senior secured notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.36 to Huntsman LLC’s registration statement on Form S-4 (File No. 333-112279)).

4.26

Supplemental Indenture dated July 13, 2005 to Indenture dated September 30, 2003 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our Company’s 11 5/8% senior secured notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005).

4.27

Supplemental Indenture dated August 16, 2005 to Indenture dated September 30, 2003 among our Company, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our Company’s 11 5/8% senior secured notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.7 to our current report on Form 8-K filed August 22, 2005).

4.28

Indenture dated June 22, 2004 among HLLC, the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to the 11 1/2% senior notes due 2012 and senior floating rate notes due 2011, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the quarter ended June 30, 2004).

4.29

Supplemental Indenture dated July 11, 2005 to Indenture dated June 22, 2004 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our Company’s 11 1/2% senior notes due 2012 and senior floating rate notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of HLLC filed July 15, 2005).

4.30

Supplemental Indenture dated August 16, 2005 to Indenture dated June 22, 2004 among our Company, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our Company’s 11 1/2% senior notes due 2012 and senior floating rate notes due 2011, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.10 to our current report on Form 8-K filed August 22, 2005).

4.31

Supplemental Indenture dated December 20, 2005 to Indenture dated as of June 30, 1999, as amended, among our Company, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our Company’s dollar and euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on December 27, 2005).

4.32

Supplemental Indenture dated December 20, 2005 to Indenture dated as of March 13, 2001, as amended, among our Company, the Guarantors named therein, and The Bank of New York, as trustee, relating to our Company’s euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on December 27, 2005).

4.33

Supplemental Indenture dated December 20, 2005 to Indenture dated as of March 21, 2002, as amended, among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee,  relating to our Company’s 9 7/8% senior notes due 2009 (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on December 27, 2005).

4.34

Supplemental Indenture dated December 20, 2005 to Indenture dated as of December 17, 2004, as amended, among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our Company’s dollar denominated 7 3/8% senior subordinated notes due 2015 and euro denominated 7 ½% senior subordinated notes due 2015 (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed on December 27, 2005).

4.35

Supplemental Indenture dated December 20, 2005 to Indenture dated September 30, 2003 among our Company (as successor by merger to Huntsman LLC), the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our Company’s 11 5/8% senior secured notes due 2010 (incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed on December 27, 2005).

4.36

Supplemental Indenture dated December 20, 2005 to Indenture dated June 22, 2004, as amended, among our Company (as successor by merger to Huntsman LLC), the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to our 11 1/2% senior notes due 2012 and senior floating rate notes due 2011 (incorporated by reference to Exhibit 4.6 to our current report on Form 8-K filed on December 27, 2005).

10.1

Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and our Company (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-85141))

10.2

Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-85141))

10.3

Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-85141))

10.8

Contribution Agreement, among our Company, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 2000)

10.9

Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended December 31, 2000)

10.10

Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for the year ended December 31, 2000)

10.11

Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman ICI Holland B.V., Tioxide Europe Limited, our Company, Huntsman Petrochemicals (U.K.) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and our Company, as Servicer Guarantor (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2000)

10.12

U.S. Receivables Purchase Agreement, our Company, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels, L.P., each as a Seller and an Originator (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the year ended December 31, 2000)

10.13

Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between our Company, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.22 to our annual report on Form 10-K for the year ended December 31, 2000)

10.14

U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between our Company, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (U.K.) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2000)

10.17

Amendment Agreement, dated December 20, 2001, between Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC and our Company, to amend the Contribution Agreement dated as of April 15, 1999 (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-4 (File No. 333-106482))

10.18

Second Amendment, dated as of October 21, 2002, between Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA, and J.P. Morgan (Ireland) PLC, to Series 2000-1 Supplement, dated as of December 21, 2000 (incorporated by reference to Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2002)

10.19

First Amendment to Series 2001-1 Supplement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the year ended December 31, 2002)

10.20

First Amendment to Amended and Restated Pooling Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2002)

10.21

Amended and Restated Servicing Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman Holland B.V., Tioxide Europe Limited, our Company, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., Tioxide Europe SRL, Huntsman Surface Sciences Italia SRL, Huntsman Patrica S.R.L., Tioxide Europe S.L., Huntsman Surface Sciences Ibérica, S.L., Tioxide Europe SAS, Huntsman Surface Sciences (France) S.A.S., Huntsman Surface Sciences UK Ltd, Huntsman Ethyleneamines Ltd., as Local Servicers, J.P. Morgan Bank (Ireland) PLC, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and our Company, as Servicer Guarantor (incorporated by reference to Exhibit 10.30 to our annual report on Form 10-K for the year ended December 31, 2002)

10.22

Amended and Restated U.S. Receivables Purchase Agreement, dated as of October 21, 2002, among our Company, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., and Huntsman Ethyleneamines Ltd., each as a Seller and an Originator (incorporated by reference to Exhibit 10.31 to our annual report on Form 10-K for the year ended December 31, 2002)

10.23

Amended and Restated UK Receivables Purchase Agreement, dated as of October 21, 2002, among our Company, as Purchaser, Huntsman Surface Sciences UK Limited, Tioxide Europe Limited, and Huntsman Petrochemicals (UK) Limited, as Originators, Huntsman (Europe) B.V.B.A, as Master Servicer (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K for the year ended December 31, 2002)

December 31, 2002)

10.25

Deed of Amendment to Contribution Agreement, dated as of November 27, 2002, among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings, LLC, and our Company (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K for the year ended December 31, 2002)

10.27

Business Consulting Agreement, dated as of June 3, 2003, between our Company and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to our registration statement on Form S-4 (File No. 333-106482))

10.30

Credit Agreement dated August 16, 2005 among our Company, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 22, 2005)

10.31

Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing our Company’s 11 5/8% senior secured notes (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed August 22, 2005)

10.32

Collateral Security Agreement dated August 16, 2005 among our Company, Deutsche Bank AG New York Branch and other financial institutions named therein (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed August 22, 2005)

10.33

Second Amendment to Amended and Restated Pooling Agreement dated August 16, 2005 among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed August 22, 2005)

10.34

Fourth Amendment to 2000-1 Supplement dated August 16, 2005 among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed August 22, 2005)

10.35

Consent and First Amendment to Credit Agreement dated December 20, 2005 among our Company, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 27, 2005)

10.36

Collateral Security Agreement Supplement No. 1 dated December 20, 2005 among our Company, Deutsche Bank AG New York Branch, Huntsman Advanced Materials Holdings LLC, Huntsman Advanced Materials LLC and Huntsman Advanced Materials Americas, Inc (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on December 27, 2005)

10.37	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 30, 2005)

10.38	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on December 30, 2005)

10.39	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on December 30, 2005)

10.40*	Fifth Amendment to Series 2000-1 Supplement, dated March 14, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA, JPMorgan Chase Bank, N.A. and J.P. Morgan (Ireland) plc.

18.1*	Preferability Letter from Deloitte & Touche LLP

21.1	Omitted pursuant to General Instruction I of Form 10-K

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2006

HUNTSMAN INTERNATIONAL LLC

By:	/s/ J. KIMO ESPLIN
J. Kimo Esplin Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March 2006.

/s/ JON M. HUNTSMAN	/s/ PETER R. HUNTSMAN
Jon M. Huntsman Chairman of the Board and Manager	Peter R. Huntsman President, Chief Executive Officer and Manager (Principal Executive Officer)

/s/ J. KIMO ESPLIN	/s/ SAMUEL D. SCRUGGS
J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Samuel D. Scruggs Executive Vice President, General Counsel, Secretary and Manager

/s/ L. RUSSELL HEALY
L. Russell Healy Vice President and Controller (Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934

The registrant has not sent to its security holders any annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

Huntsman International LLC (“Company”) management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with accounting principles generally accepted in the United States of America and necessarily includes estimates based upon management’s best judgment.

To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, “Business Conduct Guidelines.” Careful selection of employees, and appropriate divisions of responsibility also help us to achieve our control objectives.

The consolidated balance sheets of Huntsman International LLC and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, members’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003 have been audited by the Company’s independent registered public accounting firm, Deloitte & Touche LLP. Their report is shown on page F-3.

The Board of Managers oversees the adequacy of the Company’s control environment. Representatives of the Audit Committee meet periodically with representatives of Deloitte & Touche LLP, internal financial management and the internal auditor to review accounting, control, auditing and financial reporting matters. The independent registered public accounting firm and the internal auditor also have full and free access to meet privately with the Audit Committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Huntsman International LLC and subsidiaries

We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements reflect the financial position and results of operations and cash flows as if Huntsman International Holdings LLC, Huntsman LLC, Huntsman Advanced Materials Holdings LLC and Huntsman International LLC were combined for all periods for which these companies were under common control.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, on January 1, 2005, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005.

As discussed in Note 2 to the consolidated financial statements, the Company changed the measurement date for its pension and other postretirement benefit plans from December 31 to November 30 during 2005.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 15, 2006

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,	December 31,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$132.5	$243.5
Restricted cash	—	8.9
Accounts and notes receivables (net of allowance for doubtful accounts of $33.7 and $25.8, respectively)	1,475.2	1,585.8
Accounts receivable from affiliates	10.4	10.4
Inventories, net	1,309.2	1,253.9
Prepaid expenses	45.9	45.1
Deferred income taxes	31.2	11.9
Other current assets	69.9	24.9
Total current assets	3,074.3	3,184.4

Property, plant and equipment, net	4,336.7	4,817.3
Investment in unconsolidated affiliates	175.6	170.9
Intangible assets, net	222.0	253.2
Goodwill	91.2	3.3
Deferred income taxes	94.2	42.7
Receivables from affiliates	3.0	23.6
Other noncurrent assets	636.0	679.0
Total assets	$8,633.0	$9,174.4

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$1,092.7	$962.1
Accounts payable to affiliates	8.7	34.3
Accrued liabilities	732.3	779.2
Deferred income taxes	2.4	14.5
Current portion of long-term debt	44.6	37.5
Total current liabilities	1,880.7	1,827.6

Long-term debt	4,413.3	5,799.6
Long-term debt to affiliates	—	454.6
Deferred income taxes	216.9	180.2
Other noncurrent liabilities	770.0	712.3
Total liabilities	7,280.9	8,974.3
Minority interests	20.4	36.7

Commitments and contingencies (Notes 19 and 20)

Members’ equity:
Members’ equity, 1,443 and 1,000 units, respectively	2,794.0	1,524.1
Accumulated deficit	(1,384.0)	(1,504.7)
Accumulated other comprehensive (loss) income	(78.3)	144.0
Total members’ equity	1,331.7	163.4
Total liabilities and members’ equity	$8,633.0	$9,174.4

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in Millions)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Trade sales, services and fees	$12,857.6	$11,378.5	$7,491.4
Related party sales	104.0	47.9	154.9
Total revenues	12,961.6	11,426.4	7,646.3
Cost of goods sold	11,190.4	10,025.1	6,836.2

Gross profit	1,771.2	1,401.3	810.1

Operating expenses:
Selling, general and administrative	677.7	652.5	510.1
Research and development	95.5	96.1	86.8
Other operating expense (income)	42.2	(81.0)	(78.5)
Restructuring, impairment and plant closing costs	123.6	299.3	55.0
Total expenses	939.0	966.9	573.4
Operating income	832.2	434.4	236.7

Interest expense, net	(425.6)	(592.6)	(480.5)
Loss on accounts receivable securitization program	(10.7)	(15.6)	(32.4)
Equity in income of investment in unconsolidated affiliates	8.2	4.0	1.7
Loss on early extinguishment of debt	(167.3)	(25.6)	—
Other expense	(0.2)	(0.2)	(0.7)

Income (loss) from continuing operations before income taxes, minority interests and accounting changes	236.6	(195.6)	(275.2)
Income tax (expense) benefit	(42.8)	22.9	(41.0)
Minority interest (expense) income	(1.7)	(7.2)	1.5
Income (loss) from continuing operations	192.1	(179.9)	(314.7)
Loss from discontinued operations (including loss on disposal of $36.4 in 2005), net of tax of nil	(43.9)	(7.8)	(2.6)
Income (loss) before accounting changes	148.2	(187.7)	(317.3)
Cumulative effect of changes in accounting principle, net of tax of $3.3	(27.5)	—	—
Net income (loss)	120.7	(187.7)	(317.3)
Other comprehensive (loss) income	(222.3)	69.9	221.5

Comprehensive loss	$(101.6)	$(117.8)	$(95.8)

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

(Dollars in Millions)

	Members’ equity		Accumulated	Accumulated other comprehensive (loss)
	Units	Amount	deficit	income	Total
Balance, January 1, 2003	1,000	$565.5	$(80.2)	$(147.4)	$337.9
Net loss	—	—	(317.3)	—	(317.3)
Other comprehensive income	—	—	—	221.5	221.5
Contribution from parent and Vantico	—	958.6	(919.5)	—	39.1
Balance, December 31, 2003	1,000	1,524.1	(1,317.0)	74.1	281.2
Net loss	—	—	(187.7)	—	(187.7)
Other comprehensive income	—	—	—	69.9	69.9
Balance, December 31, 2004	1,000	1,524.1	(1,504.7)	144.0	163.4
Net income	—	—	120.7	—	120.7
Other comprehensive loss	—	—	—	(222.3)	(222.3)
Contribution from parent, net of distributions	443	1,269.9	—	—	1,269.9
Balance, December 31, 2005	1,443	$2,794.0	$(1,384.0)	$(78.3)	$1,331.7

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year Ended December 31,
	2005	2004	2003
Operating Activities:
Net income (loss)	$120.7	$(187.7)	$(317.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principle, net of tax	27.5	—	—
Equity in income of unconsolidated affiliates	(8.2)	(4.0)	(1.7)
Depreciation and amortization	473.9	499.0	394.2
Provision for losses on accounts receivable	4.2	0.7	12.0
Loss on disposal of assets	—	2.4	0.6
Loss on early extinguishment of debt	167.3	25.6	—
Non-cash interest expense	47.2	145.5	132.1
Non-cash restructuring, impairment and plant closing costs	64.1	138.0	12.2
Deferred income taxes	16.2	(58.3)	9.3
Net unrealized loss (gain) on foreign currency transactions	23.1	(111.7)	(78.4)
Other, net	9.5	(1.3)	(7.6)
Minority interest in subsidiaries’ income (loss)	1.7	7.2	(1.5)
Loss on disposal of discontinued operations	36.4	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable	159.1	(226.0)	23.4
Change in receivables sold, net	(93.9)	(90.0)	18.6
Inventories	(96.9)	(155.3)	71.8
Prepaid expenses	44.4	30.2	(12.2)
Other current assets	(37.6)	88.4	(49.0)
Other noncurrent assets	(123.5)	(36.7)	(29.5)
Accounts payable	73.8	19.4	(52.1)
Accrued liabilities	(34.1)	89.6	83.6
Other noncurrent liabilities	113.4	6.6	7.4
Net cash provided by operating activities	988.3	181.6	215.9

Investing Activities:
Capital expenditures	(338.7)	(226.6)	(204.8)
Net investment in unconsolidated affiliates	(8.0)	(11.8)	—
Proceeds from sale of assets	18.2	5.2	0.2
Acquisition of business, net of cash acquired	—	—	(377.9)
Purchase of Vantico senior notes	—	—	(22.7)
Net cash received from (paid to) unconsolidated affiliates	6.2	6.0	(8.3)
Other, net	(2.9)	2.6	(2.2)
Change in restricted cash	8.9	1.6	(1.4)
Net cash used in investing activities	(316.3)	(223.0)	(617.1)

Financing Activities:
Net (repayment) borrowings under revolving loan facilities	(118.7)	113.8	(168.3)
Repayment of long-term debt	(3,461.1)	(2,822.8)	(602.4)
Proceeds from long-term debt	2,235.0	2,869.8	813.4
Issuance of senior secured notes	—	—	348.0
Cost of raising equity capital	—	—	(10.1)
Call premiums related to early extinguishment of debt	(104.7)	(17.0)	—
Payments on notes payable	(31.6)	(19.6)	(1.0)
Other, net	4.9	5.4	2.7
Net (repayments) borrowings of overdraft facility	—	(10.6)	5.2
Debt issuance costs paid	(17.3)	(35.6)	(44.5)
Dividend to parent for acquisition of minority interest	(124.8)	—	—
Contribution from parent	837.6	—	164.4
Net cash (used in) provided by financing activities	(780.7)	83.4	507.4
Effect of exchange rate changes on cash	(2.3)	11.1	8.8
(Decrease) increase in cash and cash equivalents	(111.0)	53.1	115.0
Cash and cash equivalents at beginning of period	243.5	190.4	75.4
Cash and cash equivalents at end of period	$132.5	$243.5	$190.4

Supplemental cash flow information:
Cash paid for interest	$413.6	$455.6	$263.5
Cash paid for income taxes	31.5	29.2	6.8

On February 28, 2005, HMP Equity Holdings Corporation contributed the HIH Senior Subordinated Discount Notes at an accreted value of $422.8 million to us in exchange for equity. During 2005, Huntsman Corporation contributed $9.3 million to us related to stock-based compensation. Also during 2005, HLLC and our Company distributed $250 million and $120 million, respectively, to Huntsman Corporation and Huntsman Corporation contributed $370 million to our Company.

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Description of Business

Huntsman International LLC (“we,” “our,” “us” or “Company,” including its subsidiaries, unless the context otherwise requires) is a global manufacturer and marketer of differentiated and commodity chemicals. We manage our business through six segments: Polyurethanes, Advanced Materials, Performance Products, Polymers, Pigments and Base Chemicals. We manufacture our products at facilities located in North America, Europe, Asia and Africa and sell our products throughout the world.

Certain Definitions

In this report, “Huntsman Corporation” refers to Huntsman Corporation, and, unless the context otherwise requires, its subsidiaries, “HIH” refers to Huntsman International Holdings LLC, “Huntsman LLC” or “HLLC” refers to Huntsman LLC, and, unless the context otherwise requires, its subsidiaries, “AdMat Holdings” refers to Huntsman Advanced Materials Holdings LLC and, unless the context otherwise requires, its subsidiaries, “AdMat” refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, “HMP” refers to HMP Equity Holdings Corporation, “Huntsman Holdings” refers to Huntsman Holdings, LLC, “Huntsman Family Holdings” refers to Huntsman Family Holdings LLC and “MatlinPatterson” refers to MatlinPatterson Global Opportunities Partners L.P. and its affiliates.

Company

We are a Delaware limited liability company and all of our membership interests are owned by Huntsman Corporation. We were formed in 1999 in connection with a transaction between HIH, Huntsman Specialty Chemicals Corporation (“Huntsman Specialty”) and Imperial Chemical Industries PLC (“ICI”). In that transaction, on June 30, 1999, HIH acquired ICI’s polyurethane chemicals, selected petrochemicals and titanium dioxide (“TiO2” or “Tioxide”) businesses and Huntsman Specialty’s propylene oxide (“PO”) business. HIH also acquired the 20% ownership interest of BP Chemicals Limited in an olefins facility located at Wilton, U.K. and certain related assets. HIH then transferred the acquired businesses to us and to our subsidiaries.

On August 16, 2005, we completed a merger in which Huntsman LLC, another wholly-owned subsidiary of Huntsman Corporation, merged with and into us and we continued in existence as the surviving entity (the “HLLC Merger”). At the same time, HIH was also merged into our Company. Prior to the HLLC Merger, all of our membership interests were owned by HIH, and HIH was owned 58% by Huntsman Corporation and 42% by Huntsman LLC.

On December 20, 2005, Huntsman Corporation acquired all of the outstanding interests of AdMat Holdings. On December 20, 2005, Huntsman Corporation contributed all of the outstanding equity of AdMat Holdings to us (the “AdMat Minority Interest Transaction”).  As a result, AdMat Holdings, AdMat and its subsidiaries have become our subsidiaries.  We did not pay any consideration to Huntsman Corporation in connection with the AdMat Minority Interest Transaction other than the issuance of additional equity to Huntsman Corporation.

Immediately prior to the AdMat Minority Interest Transaction, the equity interests of all holders in AdMat Holdings, other than Huntsman Corporation, were converted into the right to receive an aggregate of $125 million in cash (the “Minority Payment”).  In connection with the AdMat Minority Interest Transaction, we satisfied substantially all of the Minority Payment obligation and repaid all outstanding indebtedness of AdMat under its secured credit facility and senior secured notes, using cash on hand and the proceeds of an increase in the term loan under our senior secured credit facility. For more information, see “Note 14. Long-Term Debt.”

Huntsman Corporation effected the HLLC Merger and the AdMat Minority Interest Transaction to simplify its consolidated group’s financing and public reporting structure, to reduce its cost of financing and to facilitate other organizational efficiencies. The HLLC Merger and the AdMat Minority Interest Transaction were accounted for as an exchange of shares between entities under common control similar to the pooling method. Our consolidated financial statements presented herein reflect the financial position, results of operations and cash flows as if HIH, Huntsman LLC, AdMat Holdings and our Company were combined for all periods for which they were under common control.

Prior to the HLLC Merger and the AdMat Minority Interest Transaction, we operated our businesses through four segments:  Polyurethanes, Performance Products, Pigments and Base Chemicals. Huntsman LLC was a manufacturer and marketer of a wide range of chemical products with manufacturing facilities located in North America, Europe and Australia and it operated its business through three segments: Performance Products, Polymers and Base Chemicals. AdMat and its subsidiaries are manufacturers and marketers of advanced epoxy, acrylic and polyurethane-based products used in a wide variety of industrial and consumer applications and operate in a single Advanced Materials segment. We have combined Huntsman LLC’s Performance Products and Base Chemicals segments with our Performance Products and Base Chemicals segments and have added Huntsman LLC’s Polymers segment and AdMat’s Advanced Materials segment, and we now operate our business through six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

Revenue Recognition

We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The transfer of risk and title to the product to the customer usually occurs at the time shipment is made.

Revenue related to the licensing of technology is recognized when earned.

Revenue arrangements that contain multiple deliverables are evaluated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

Cost of Goods Sold

We classify the costs of manufacturing and distributing our products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

Cash and Cash Equivalents

We consider cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Securitization of Accounts Receivable

We securitize certain trade receivables in connection with a revolving accounts receivable securitization program in which we grant a participating undivided interest in certain of our trade receivables to a qualified off-balance sheet entity. We retain the servicing rights and a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see “Note 13. Securitization of Accounts Receivable.”

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

Buildings and equipment	10 - 60 years
Plant and equipment	3 - 25 years
Furniture, fixtures and leasehold improvements	5 - 20 years

Interest expense capitalized as part of plant and equipment was $9.3 million, $6.7 million and $5.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Periodic maintenance and repairs applicable to major units of manufacturing facilities (a “turnaround”) are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

Investment in Unconsolidated Affiliates

Investments in companies in which we exercise significant management influence, but do not control, are accounted for using the equity method. Investments in companies in which we do not exercise significant influence are accounted for using the cost method.

Intangible Assets and Goodwill

Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

Patents and technology	5 - 30 years
Trademarks	15 - 30 years
Licenses and other agreements	5 - 15 years
Other intangibles	5 - 15 years

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to any method of amortization, but is tested for impairment annually (at the beginning of the third quarter) and when events and circumstances indicate that an impairment may have occurred. When the fair value is less than the related carrying value of the related reporting unit, we are required to reduce the amount of goodwill through a charge to earnings. Fair value is estimated based on projected discounted cash flows.

Other Noncurrent Assets

Other noncurrent assets consist primarily of spare parts, deferred debt issuance costs, employee benefit assets and capitalized turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

Carrying Value of Long-Lived Assets

We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See “Note 10. Restructuring, Impairment and Plant Closing Costs” and “Note 25. Discontinued Operations.”

Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the senior secured credit facilities approximates fair value since they bear interest at a variable rate plus an applicable margin. The fair value of the fixed rate and floating rate notes is estimated based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. The fair value of government securities is estimated using prevailing market prices. See “Note 15. Fair Value of Financial Instruments.”

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

Subsequent to acquiring AdMat in June 2003, substantially all non-U.S. operations of AdMat were treated as branches for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. Effective January 1, 2006, AdMat’s foreign operations will no longer be treated as our branches and will not be subject to U.S. taxation on their earnings until those earnings are repatriated to the U.S., similar to our other non-U.S. entities.

For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Derivatives and Hedging Activities

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify or has not been designated as a hedge, changes in fair value are recognized in earnings.

Environmental Expenditures

Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and expensed or capitalized as appropriate. See “Note 20. Environmental, Health and Safety Matters.”

Asset Retirement Obligations

We accrue for asset retirement obligations, which consist primarily of landfill closure costs and asbestos abatement costs, in the period in which the obligations are incurred. Asset retirement obligations are accrued at estimated fair value. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See “Note 11. Asset Retirement Obligations.”

Pensions and Postretirement Benefits

In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit, net of tax of $1.5 million, of $4.2 million recorded in the year ended December 31, 2005. See “Note 17. Employee Benefit Plans.”

Research and Development

Research and development costs are expensed as incurred.

Foreign Currency Translation

The accounts of our operating subsidiaries outside of the U.S., except for certain finance subsidiaries and those operating in highly inflationary economic environments, consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to members’ equity as a component of accumulated other comprehensive income (loss).

Subsidiaries that operate in economic environments that are highly inflationary consider the U.S. dollar to be the functional currency and include gains and losses from remeasurement to the U.S. dollar from the local currency in the statement of operations. The accounts of certain finance subsidiaries outside of the U.S. also consider the U.S. dollar to be the functional currency.

Transaction gains and losses are recorded in the statement of operations and were a net loss of $39.0 million, a net gain of $118.8 million and a net gain of $103.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

We adopted SFAS No. 123R, “Share Based Payment” on January 1, 2005. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payment as previously provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation’s initial public offering of common stock on February 16, 2005. We were allocated share-based compensation expense of $9.5 million during the year ended December 31, 2005. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation’s initial public offering.

Discontinued Operations

On July 6, 2005, we sold our toluene di-isocyanate (“TDI”) business. See “Note 25. Discontinued Operations.” The results of operations associated with this business has been reported as discontinued operations in the accompanying consolidated statements of operations. Cash flows from discontinued operations are not presented separately in the accompanying consolidated statements of cash flows.

Recently Issued Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities” on January 1, 2005. FIN 46R addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. The adoption of the standard required us to consolidate our Rubicon LLC joint venture. Rubicon LLC manufactures products, including aniline and DPA, for us and our joint venture partner. Rubicon LLC borrows funds from us and a joint venture partner to finance capital requirements and receives reimbursement of costs incurred to operate its facilities.

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

We adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations” on December 31, 2005. FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. During the fourth quarter of 2005, we recorded a charge for the cumulative effect of this change in accounting principle, net of tax of $4.8 million, of $31.7 million. See “Note 11. Asset Retirement Obligations.”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. We will apply this standard prospectively.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 04-13, “Accounting for Purchase and Sales of Inventory with the Same Counterparty,” that requires companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory should be reflected at the recorded amount. This consensus is effective for transactions completed after March 31, 2006. We are evaluating the impact of this consensus to determine its impact on our consolidated financial statements.

3.  Business Combinations and Dispositions

AdMat Acquisition

On June 30, 2003, Huntsman Corporation’s predecessor company, MatlinPatterson, SISU Capital Ltd. (“SISU”), Huntsman Group Inc., and Morgan Grenfell Private Equity Limited (“MGPE”) completed a restructuring and business combination involving Vantico, whereby ownership of the equity of Vantico was transferred to AdMat in exchange for substantially all of the issued and outstanding Vantico senior notes (“Vantico Senior Notes”) and approximately $165 million of additional equity (the “AdMat Transaction”). Huntsman Corporation acquired 88.2% of the equity of AdMat and began reporting AdMat as a consolidated subsidiary as of June 30, 2003.  In connection with the AdMat Transaction, AdMat issued $250 million aggregate principal amount of its 11% senior secured notes due 2010 (the “AdMat Fixed Rate Notes”) and $100 million aggregate principal amount of its senior secured floating rate notes due 2008 at a discount of 2%, or for $98 million (the “AdMat Floating Rate Notes” and, collectively with the AdMat Fixed Rate Notes, the “AdMat Senior Secured Notes”). Proceeds from the issuance of the AdMat Senior Secured Notes, along with a portion of the additional equity, were used to purchase 100% of the Vantico senior secured credit facilities (the “Vantico Credit Facilities”). Also in connection with the AdMat Transaction, AdMat entered into a $60 million senior secured revolving credit facility (the “AdMat Revolving Credit Facility”).

There were no contingent payments or commitments in connection with the AdMat Transaction. The total June 30, 2003 purchase price of AdMat was derived from the fair value of equity exchanged or debt instruments acquired as follows (dollars in millions):

Cash paid for the Vantico Credit Facilities and other credit facilities	$431.3
Equity issued for Vantico Senior Notes	67.8
Cash paid for Vantico Senior Notes	22.7
Total purchase price of AdMat	$521.8

The allocation of the June 30, 2003 purchase price to the assets and liabilities of AdMat is summarized as follows (dollars in millions):

Current assets	$415.8
Current liabilities	(242.4)
Property, plant and equipment	397.9
Intangible assets	37.0
Deferred taxes, net	(8.6)
Other noncurrent assets	44.2
Other noncurrent liabilities	(122.1)
Total purchase price of AdMat	521.8
Minority interest	(29.2)
Preferred members’ interest	(195.7)
Net assets acquired	$296.9

During 2005 and 2004, we reversed certain valuation allowances on deferred tax assets and certain restructuring reserves recorded in the June 30, 2003 AdMat Transaction and recorded a corresponding reduction to intangible assets of $0.8 million and $31.9 million, respectively.

The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15-30 years.

On March 19, 2004, Huntsman Corporation acquired MGPE’s 2.1% equity in AdMat Holdings for $7.2 million.

On December 20, 2005, Huntsman Corporation acquired the remaining 9.7% ownership interests from former AdMat minority shareholders for $124.8 million and contributed its ownership interest to us.  Huntsman Corporation completed the acquisition of AdMat in order to simplify its organizational and financial reporting structure and to facilitate a more efficient tax structure. Subsequent to December 20, 2005, we own, directly or indirectly, 100% of AdMat.  We have accounted for this step acquisition using the purchase method. The preliminary allocation of the December 20, 2005 purchase price to the assets and liabilities of AdMat is summarized as follows (dollars in millions):

Current assets	$2.3
Property, plant and equipment	10.9
Intangible assets	3.2
Goodwill	88.0
Deferred taxes	(0.3)
Other noncurrent liabilities	(0.6)
Accumulated other comprehensive income	(2.3)
Net assets acquired	101.2
Reversal of minority interest	23.6
Cash paid for acquisition	$124.8

This purchase price allocation is preliminary pending finalization of fair value of assets acquired and liabilities assumed. The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15-30 years. The goodwill, none of which is deductible for tax purposes, was assigned to the Advanced Materials segment.

HLLC Consolidation Transaction and Merger with HLLC and HIH

Prior to May 9, 2003, HLLC owned, indirectly, approximately 61% of the membership interests of HIH. HLLC accounted for its investment in HIH using the equity method due to the significant management participation rights formerly granted to Imperial Chemical Industries PLC (“ICI”) pursuant to the HIH limited liability company agreement. On May 9, 2003, Huntsman Corporation exercised an option that it held and purchased the ICI subsidiary that held ICI’s 30% membership interest in HIH, and, at that time, also purchased approximately 9% of the HIH membership interests held by institutional investors (the “HLLC Consolidation Transaction”). As a result of the HLLC Consolidation Transaction, Huntsman Corporation owned 100% of the HIH membership interests. Accordingly, as of May 1, 2003, we and HLLC came under common control.

As noted in the “—Company” section above, on August 16, 2005, Huntsman LLC and HIH merged with and into our Company.  We are, and each of Huntsman LLC and HIH was, a direct or indirect wholly owned subsidiary of Huntsman Corporation.  Huntsman Corporation effected the HLLC Merger to simplify the consolidated group’s financing and public reporting structure, to reduce its cost of financing and to facilitate other organizational efficiencies.  As a result of the HLLC

Merger, we succeeded to the assets, rights and obligations of Huntsman LLC.  In particular, we entered into supplemental indentures under which we assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 ($296 million outstanding principal amount), 11.5% senior notes due 2012 ($198 million outstanding principal amount) and senior floating rate notes due 2011 ($100 million outstanding principal amount) (the “Former HLLC Notes”).  Our subsidiaries that previously guaranteed our outstanding debt securities have provided guarantees of the Former HLLC Notes, and all subsidiaries of Huntsman LLC that guaranteed the Former HLLC Notes prior to the HLLC Merger executed supplemental indentures to guarantee all of our outstanding debt securities.

The HLLC Merger and the AdMat Minority Interest Transaction were accounted for as an exchange of shares between entities under common control similar to the pooling method.  Accordingly the financial position, results of operations and cash flows of Huntsman LLC and AdMat were combined with us effective May 1, 2003 and June 30, 2003, respectively.

The following is a summary of the assets and liabilities recorded in connection with the HLLC Consolidation Transaction as of May 1, 2003 (dollars in millions):

Current assets	$835.8
Property, plant and equipment, net	1,275.5
Noncurrent assets	366.0
Current liabilities	(507.9)
Long-term debt	(1,767.7)
Deferred taxes	(12.9)
Noncurrent liabilities	(227.8)

Net liabilities assumed	$(39.0)

Pending Acquisition of Textile Effects Business

On February 20, 2006, we announced that we have entered into a definitive agreement to acquire the global Textile Effects business of Ciba Specialty Chemicals Inc. for CHF 332 million ($253 million).  The purchase price will be reduced (i) by approximately CHF 75 million ($57 million) in assumed debt and unfunded pension and other post employment liabilities and (ii) up to approximately CHF 40 million ($31 million) in unspent restructuring costs. The final purchase price is subject to a working capital and net debt adjustment. The transaction is subject to customary terms and conditions, and is expected to occur by the end of the third quarter of 2006.

Pending Sale of U.S. Butadiene and MTBE Business

On February 24, 2006, we announced that we had signed a letter of intent to sell the assets of our U. S. butadiene and MTBE business operated in our Base Chemicals segment, which includes a manufacturing facility located at Port Neches, Texas, to Texas Petrochemicals, L.P. for a sales price of $275 million, subject to customary adjustments. We expect the transaction to close in mid-2006. We expect to recognize a gain from this transaction upon closing.

4.  Inventories

Inventories consisted of the following (dollars in millions):

	December 31,	December 31,
	2005	2004
Raw materials and supplies	$374.1	$332.0
Work in progress	82.1	91.5
Finished goods	988.1	922.8
Total	1,444.3	1,346.3
LIFO reserves	(119.7)	(81.0)
Lower of cost or market reserves	(15.4)	(11.4)
Inventories, net	$1,309.2	$1,253.9

As of December 31, 2005 and 2004, approximately 15% and 18%, respectively, of inventories were recorded using the last-in, first-out cost method (“LIFO”). At December 31, 2005 and 2004, the excess of current cost over the stated LIFO value was $119.7 million and $81.0 million, respectively.

For the years ended December 31, 2005, 2004, and 2003, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which reduced the net loss by approximately $0.8 million, $2.0 million and $1.0 million, respectively.

In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by us under open exchange agreements, were approximately $3.8 million payable and $5.3 million payable (8.8 million and 8.7 million pounds) at December 31, 2005 and 2004, respectively.

5.             Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

	December 31,
	2005	2004
Land	$139.0	$142.1
Buildings	516.9	607.5
Plant and equipment	6,297.4	6,411.1
Construction in progress	321.5	251.6
Total	7,274.8	7,412.3
Less accumulated depreciation	(2,938.1)	(2,595.0)
Net	$4,336.7	$4,817.3

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $436.8 million, $452.1 million and $349.6 million, respectively.

Property, plant and equipment includes gross assets acquired under capital leases of $21.6 million and $24.5 million at December 31, 2005 and 2004, respectively; related amounts included in accumulated depreciation were $8.5 million and $9.1 million at December 31, 2005 and 2004, respectively.

6.             Investment in Unconsolidated Affiliates

Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2005	2004

Equity Method:
Polystyrene Australia Pty Ltd. (50%)	$3.3	$4.7
Sasol-Huntsman GmbH and Co. KG (50%)	22.6	17.5
Louisiana Pigment Company, L.P. (50%)	116.8	121.6
Rubicon, LLC (50%)(1)	—	5.7
BASF Huntsman Shanghai Isocyanate Investment BV (50%) (2)	25.9	17.9
Others	4.5	1.0
Total equity method investments	173.1	168.4

Cost Method:
Gulf Advanced Chemicals Industry Corporation (4%)	2.5	2.5
Total investments	$175.6	$170.9

(1)           Beginning January 1, 2005, we consolidated the results of operations and financial position of Rubicon LLC in accordance with FIN 46R because we are the primary beneficiary of this variable interest entity. Rubicon LLC manufactures four major products, including aniline, DPA, MDI and polyols. Rubicon LLC borrows funds from us and a joint venture partner to finance its capital requirements and receives reimbursement of costs incurred to operate its facilities.

(2)           We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving us an indirect 35% interest in the manufacturing joint venture.

Summarized Financial Information of Unconsolidated Affiliates

Summarized applicable financial information of Sasol-Huntsman GmbH and Co. KG, as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is presented below (dollars in millions):

	December 31,
	2005	2004	2003

Current assets	$19.3	$22.3
Noncurrent assets	74.7	68.9
Current liabilities	7.6	8.7
Noncurrent liabilities	41.2	47.5
Revenues	58.9	58.1	$53.8
Gross profit	12.1	11.9	8.6
Net income	15.9	5.3	9.0

Summarized applicable financial information of our remaining unconsolidated affiliates, Louisiana Pigment Company, Rubicon, LLC (for periods prior to its consolidation on January 1, 2005), BASF AG (“BASF”), Huntsman Shanghai Isocyanate Investment BV and Polystyrene Australia Pty Ltd. as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is presented below (dollars in millions):

	December 31,
	2005	2004	2003

Assets	$337.1	$534.4
Liabilities	44.8	237.6
Revenues	299.8	1,055.5	$814.2
Net income (loss)	0.4	2.9	(5.6)

The Company’s equity in:
Net assets	$146.0	$150.9
Net income	0.2	1.4	$(2.8)

7.             Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

	December 31, 2005			December 31, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks, and technology	$367.8	$172.1	$195.7	$410.6	$173.1	$237.5
Licenses and other agreements	29.2	14.5	14.7	18.3	10.8	7.5
Non-compete agreements	45.0	42.8	2.2	49.9	43.1	6.8
Other intangibles	21.1	11.7	9.4	2.1	0.7	1.4
Total	$463.1	$241.1	$222.0	$480.9	$227.7	$253.2

During 2005 and 2004, the Company reversed valuation allowances on deferred tax assets and certain restructuring reserves recorded in the AdMat Transaction and recorded a corresponding reduction to intangible assets of approximately $0.8 million and $31.9 million, respectively.

Amortization expense was $28.4 million, $37.1 million and $37.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated future amortization expense for intangible assets for the next five years is as follows (dollars in millions):

Year ending December 31:
2006	$28.6
2007	27.2
2008	25.8
2009	25.7
2010	25.5

8.             Other Noncurrent Assets

Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2005	2004

Prepaid pension costs	$238.2	$267.2
Debt issuance costs	43.0	94.4
Capitalized turnaround costs	83.5	116.6
Spare parts inventory	121.5	103.0
Catalyst assets	16.6	15.2
Deposits	15.2	16.7
Other noncurrent assets	118.0	65.9
Total	$636.0	$679.0

Amortization expense of catalyst assets for the years ended December 31, 2005, 2004 and 2003 was $8.7 million, $9.8 million and $7.1 million, respectively.

9.             Accrued Liabilities

Accrued liabilities consisted of the following (dollars in millions):

	December 31,
	2005	2004
Payroll, severance and related costs	$108.8	$166.1
Interest	93.9	119.3
Volume and rebate accruals	88.1	94.4
Income taxes	64.0	35.7
Taxes (property and VAT)	87.6	83.1
Restructuring, impairment and plant closing costs	55.2	122.2
Environmental accruals	7.1	7.7
Pension liabilities	21.8	23.1
Casualty loss reserves	16.6	13.7
Other miscellaneous accruals	189.2	113.9
Total	$732.3	$779.2

10.          Restructuring, Impairment and Plant Closing Costs

While we continuously focus on identifying opportunities to reduce our operating costs and maximize our operating efficiency, we have now substantially completed our comprehensive global cost reduction program, referred to as “Project Coronado.” Project Coronado was a program designed to reduce our annual fixed manufacturing and selling, general and administrative costs, as measured at 2002 levels, by $200 million. In connection with Project Coronado, we announced the closure of eight smaller, less competitive manufacturing units in our Polyurethanes, Advanced Materials, Performance Products and Pigments segments. These and other actions have resulted in the reduction of approximately 1,500 employees in these businesses since 2000.

As of December 31, 2005, 2004 and 2003, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

				Other
	Workforce	Demolition and	Non-cancelable	restructuring
	reductions(1)	decommissioning	lease costs	costs	Total(2)

Accrued liabilities as of January 1, 2003	$7.1	$—	$—	$—	$7.1
HLLC balance at consolidation on May 1, 2003	3.9	3.3	0.6		7.8
AdMat opening balance sheet liabilities at June 30, 2003	53.2	1.5	—	6.1	60.8
2003 credits for 2001 initiatives	(2.0)	(0.3)	(0.2)	—	(2.5)
2003 charges for 2003 initiatives	45.3	—	—	—	45.3
2003 payments for 2001 initiatives	(9.1)	(0.4)	(0.2)	—	(9.7)
2003 payments for 2003 initiatives	(32.0)	—	—	—	(32.0)
Accrued liabilities as of December 31, 2003	66.4	4.1	0.2	6.1	76.8
Partial reversal of AdMat Transaction opening balance sheet accrual	(2.9)	—	(0.6)	0.7	(2.8)
2004 charges for 2003 initiatives	25.1	—	—	0.4	25.5
2004 charges for 2004 initiatives	106.5	4.9	6.4	18.0	135.8
2004 payments for 2003 initiatives	(48.0)	—	(0.4)	(3.0)	(51.4)
2004 payments for 2004 initiatives	(31.4)	(0.6)	—	(4.6)	(36.6)
Non-cash settlements	—	—	(0.5)	—	(0.5)
Foreign currency effect on reserve balance	6.3	—	—	—	6.3
Accrued liabilities as of December 31, 2004	122.0	8.4	5.1	17.6	153.1
2005 charges for 2003 initiatives	11.8	—	2.5	0.1	14.4
2005 charges for 2004 initiatives	30.7	0.5	0.6	13.4	45.2
2005 charges for 2005 initiatives	13.6	—	—	0.2	13.8
Reversals of reserves no longer required	(6.3)	(0.1)	(0.8)	(6.7)	(13.9)
Partial reversal of AdMat Transaction opening balance sheet accrual	(3.7)	(0.8)	—	(0.8)	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	(0.4)
2005 payments for 2003 initiatives	(22.1)	(0.2)	(0.2)	(1.0)	(23.5)
2005 payments for 2004 initiatives	(77.7)	(1.7)	(0.4)	(6.3)	(86.1)
2005 payments for 2005 initiatives	(1.0)	—	—	(0.9)	(1.9)
Foreign currency effect on reserve balance	(12.7)	(0.3)	(0.3)	(3.8)	(17.1)
Accrued liabilities as of December 31, 2005	$54.2	$5.8	$6.5	$11.8	$78.3

(1)           Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

(2)           Accrued liabilities by initiatives were as follows (dollars in millions):

	December 31,	December 31,
	2005	2004

2001 initiatives	$1.4	$2.8
2003 initiatives	28.4	44.8
2004 initiatives	47.7	99.2
2005 initiatives	11.6	—
Foreign currency effect on reserve balance	(10.8)	6.3
Total	$78.3	$153.1

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Advanced	Performance			Base	Corporate
	Polyurethanes	Materials	Products	Pigments	Polymers	Chemicals	& Other	Total

Accrued liabilities as of January 1, 2003	$7.1	$—	$—	$—	$—	$—	$—	$7.1
HLLC balance at consolidation on May 1, 2003					2.8	5.0		7.8
AdMat opening balance sheet liabilities at June 30, 2003	—	60.8	—	—	—	—	—	60.8
2003 credits for 2001 initiatives	—	—	—	—	—	(2.5)	—	(2.5)
2003 charges for 2003 initiatives	28.1	—	10.7	6.5	—	—	—	45.3
2003 payments for 2001 initiatives	(7.2)	—	—	—	—	(2.5)	—	(9.7)
2003 payments for 2003 initiatives	(12.2)	(9.3)	(8.3)	(2.2)	—	—	—	(32.0)
Accrued liabilities as of December 31, 2003	15.8	51.5	2.4	4.3	2.8	—	—	76.8
Adjustments to the opening balance sheet of AdMat	—	(2.8)	—	—	—	—	—	(2.8)
2004 charges for 2003 initiatives	10.0	—	0.4	14.5	0.6	—	—	25.5
2004 charges for 2004 initiatives	16.4	9.0	56.6	27.3	9.4	16.7	0.4	135.8
2004 payments for 2003 initiatives	(11.5)	(26.0)	(2.4)	(10.9)	(0.6)	—	—	(51.4)
2004 payments for 2004 initiatives	(11.8)	(0.1)	(1.4)	(14.3)	(6.4)	(2.2)	(0.4)	(36.6)
Non-cash settlements	—	(0.5)	—	—	—	—	—	(0.5)
Foreign currency effect on reserve balance	0.1	1.9	2.6	1.1	—	0.6	—	6.3
Accrued liabilities as of December 31, 2004	19.0	33.0	58.2	22.0	5.8	15.1	—	153.1
2005 charges for 2003 initiatives	4.1	0.2	—	10.1	—	—	—	14.4
2005 charges for 2004 initiatives	4.4	0.3	6.9	18.8	3.4	10.2	1.2	45.2
2005 charges for 2005 initiatives	—	0.4	4.0	2.6	—	6.8	—	13.8
Reversals of reserves no longer required	(7.6)	(2.9)	(0.4)	(2.8)	(0.1)	(0.1)	—	(13.9)
Partial reversal of Admat Transaction opening balance sheet accrual	—	(5.3)	—	—	—	—	—	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	—	—	—	(0.4)
2005 payments for 2003 initiatives	(4.5)	(8.1)	(0.8)	(10.1)	—	—	—	(23.5)
2005 payments for 2004 initiatives	(0.8)	(7.7)	(33.6)	(20.7)	(5.2)	(16.9)	(1.2)	(86.1)
2005 payments for 2005 initiatives	—	(0.6)	(0.1)	(0.9)	—	(0.3)	—	(1.9)
Foreign currency effect on reserve balance	(3.3)	(1.5)	(8.6)	(2.4)	(0.5)	(0.8)	—	(17.1)
Accrued liabilities as of December 31, 2005	$10.9	$7.8	$25.6	$16.6	$3.4	$14.0	$—	$78.3

Current portion of restructuring reserve	$5.5	$5.5	$17.8	$11.4	$1.0	$14.0	$—	$55.2
Long-term portion of restructuring reserve	5.4	2.3	7.8	5.2	2.4	—	—	23.1

Estimated additional future charges for current restructuring projects:

Estimated additional charges within one year	$—	$2.6	$0.6	$5.5	$6.5	$0.1	$—	$15.3

Estimated additional charges beyond one year	$—	$—	$—	$3.6	$9.9	$—	$—	$13.5

2005 Restructuring Activities

As of December 31, 2005 and December 31, 2004, we had reserves for restructuring, impairment and plant closing costs of $78.3 million and $153.1 million, respectively. During the year ended December 31, 2005, we recorded additional net charges of $123.6 million (consisting of $59.5 million payable in cash and $64.1 million of non-cash charges) for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities and for an impairment of long-lived assets. For purposes of measuring impairment charges in 2005, the fair value of the assets was determined based on estimated market prices. During the year ended December 31, 2005, we made cash payments against these reserves of $111.9 million.

As of December 31, 2005, our Polyurethanes segment restructuring reserve consisted of $10.9 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2001). During 2005, we recorded asset impairment charges totaling $10.9 million related to the closure of our West Deptford site. These restructuring initiatives are not expected to result in additional restructuring charges.

As of December 31, 2005, our Advanced Materials segment restructuring reserve consisted of $7.8 million related to the restructuring programs implemented in association with the AdMat Transaction, the realignment and simplification of the commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. During 2005, we assessed the remaining restructuring reserves established in association with the AdMat Transaction and other 2004 initiatives and concluded that $5.3 million and $2.9 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during the second quarter of 2005. The AdMat Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The reversal of the restructuring reserve for the other 2004 initiatives was recorded as a credit to earnings. These restructuring initiatives are expected to result in additional restructuring charges of approximately $2.6 million through 2006.

As of December 31, 2005, our Performance Products segment reserve consisted of $25.6 million related to various restructuring programs across our European surfactants business, including the closure of substantially all of our Whitehaven, U.K. surfactants facility, and the realignment of our Jefferson County, Texas operations. These restructuring activities are expected to result in additional charges of approximately $0.6 million in 2006.

As of December 31, 2005, our Pigments segment reserve consisted of $16.6 million related to the global workforce reductions announced in 2003, the reduction of our TiO2 production capacity announced in 2004, and the announcement in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K. This will result in the closure of our Pigments segment’s Billingham, U.K. headquarters and the creation of a new support center for both businesses. These restructuring initiatives are expected to result in additional restructuring charges of approximately $9.1 million through 2007.

As of December 31, 2005, our Polymers segment reserve consisted of $3.4 million related primarily to the closure of our phenol manufacturing unit in Australia and restructuring initiatives at Odessa, Texas. During the third quarter of 2005, we concluded that the long-lived assets of our Australian styrenics business were impaired as a result of disappointing performance and the lack of anticipated strengthening of the styrenics market. Accordingly, our Polymers segment recorded an impairment charge of $48.2 million during 2005 related to the Australian styrenics assets. The fair value of the Australian styrenics assets was determined based on estimated market prices. These restructuring initiatives are expected to result in additional restructuring charges of approximately $16.4 million through 2007.

As of December 31, 2005, our Base Chemicals segment reserve consisted of $14.0 million related primarily to the restructuring of our Jefferson County, Texas operations, which was announced in August 2005, and workforce reductions arising from the announced changes in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities. Also included in the reserve are amounts related to an announcement in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K.

2004 Restructuring Activities

As of December 31, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $153.1 million and $76.8 million, respectively. During the year ended December 31, 2004, we recorded additional charges of $299.3 million, including $138.0 million of charges for asset impairment and write downs, and $161.3 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the 2004 period, we made cash payments against these reserves of $88.0 million. For purposes of measuring impairment charges in 2004, the fair value of the assets was determined by using the present value of expected cash flows.

As of December 31, 2004, our Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2001). During 2004, we recorded asset impairment charges of $10.5 million related to the closure of our West Deptford site.

As of December 31, 2004, our Advanced Materials segment reserve consisted of $33.0 million related to the restructuring program implemented in association with the AdMat Transaction, the realignment and simplification of our commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. The restructuring program initiated with the AdMat Transaction included reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies could be achieved. During 2004, our Advanced Materials segment reversed $2.8 million of restructuring reserves recorded in the AdMat Transaction that were no longer required and recorded a corresponding reduction to intangible assets.

As of December 31, 2004, our Performance Products segment reserve consisted of $58.2 million primarily related to various restructuring programs primarily across our European surfactants business and North American operations. During 2004, we adopted a plan to reduce the workforce across all locations in our European surfactants business by approximately 320 positions over a period of 15 months, including the closure of substantially all of our Whitehaven, U.K. surfactants facility. We also announced a plan to close our Guelph, Ontario manufacturing facility, maleic anhydride briquette facility in St. Louis, Missouri, and technical facility in Austin, Texas. During 2004, we recorded asset impairment charges totaling $40.5 million related to the closure of the Whitehaven, U.K. facility, the Guelph, Ontario facility and the maleic anhydride briquette facility in St. Louis, Missouri.

As of December 31, 2004, our Pigments segment reserve consisted of $22.0 million related to the global workforce reductions announced in 2003 and the reduction of our TiO2 production capacity announced in 2004. During 2004, our

Pigments segment announced that, following a review of our Pigments business, we would idle approximately 55,000 tonnes, or about 10%, of our total TiO2 production capacity in the third and fourth quarter of 2004. In connection with this reduction of our TiO2 production capacity, we recorded a $77.2 million asset impairment charge and a $4.3 million charge for the write-off of spare parts inventory and other assets.

As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of our phenol manufacturing unit in Australia and to the demolition and decommissioning of our Odessa, Texas styrene manufacturing facility. During 2004, we recorded asset impairment charges of $3.6 million in connection with the closure of our phenol manufacturing unit in Australia.

As of December 31, 2004, our Base Chemicals segment reserve consisted of $15.1 million related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities.

During 2004, we recorded a restructuring charge in corporate and other of $2.3 million, of which $1.9 million related to non-cash charges and $0.4 million related to relocation costs.

2003 Restructuring Activities

As of December 31, 2003 and December 31, 2002, we had reserves for restructuring and plant closing costs of $76.8 million and $7.1 million, respectively. During the year ended December 31, 2003, we recorded additional charges of $55.0 million, including $12.2 million of charges for asset impairment and write downs, and $42.8 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the 2003 period, we made cash payments against these reserves of $41.7 million. For purposes of measuring impairment charges, the fair value of the assets was determined by using the present value of expected cash flows.

As of December 31, 2003, our Polyurethanes segment reserve consisted of $15.8 million related to the restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2001).

As of December 31, 2003, our Advanced Materials segment reserve consisted of $51.5 million related to the restructuring program implemented in association with the AdMat Transaction. This program included reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies could be achieved.

As of December 31, 2003, our Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During 2003, we recorded asset impairment charges of $11.4 million in connection with the plant facility closure at Whitehaven, U.K.

As of December 31, 2003, our Pigments segment reserve consisted of $4.3 million related to workforce reductions of approximately 63 employees across our global Pigments operations. The overall cost reduction program to be completed through 2005 for our Pigments segment involved approximately 250 employees.

As of December 31, 2003, our Polymers segment reserve consisted of $2.8 million related to the demolition and decommissioning of our Odessa, Texas styrene manufacturing facility and non-cancelable lease costs.

11.          Asset Retirement Obligations

We recognize asset retirement obligations in the period in which they are incurred. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Upon initial adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” we identified certain legal obligations with indeterminate settlement dates; therefore, the fair value of these obligations could not be reasonably estimated and we did not record a liability.  On December 31, 2005, we adopted FIN 47.  FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs and asbestos abatement costs. We are legally required to perform capping and closure and post-closure care on the landfills and asbestos abatement on certain of our premises. In accordance with SFAS No. 143 and FIN 47, for each landfill and premises containing asbestos we recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset.

The following table describes changes to our asset retirement obligation liability (dollars in millions):

	2005	2004
Asset retirement obligation at the beginning of the year	$7.2	$—
Liabilities incurred	—	6.7
Accretion expense	0.5	0.5
FIN 47 net transition adjustment	38.9	—
Asset retirement obligation at the end of the year	$46.6	$7.2

The cumulative effect of adopting FIN 47 resulted in an after-tax charge to earnings of $31.7 million (net of income taxes of $4.8 million) for the year ended December 31, 2005.  The pro forma effects of the application of FIN 47 as if the statement had been adopted on January 1, 2003 (instead of on December 31, 2005) are presented below (pro forma amounts assuming the accounting change is applied retroactively, net of tax) (dollars in millions):

	Year Ended December 31,
	2005	2004	2003
Income (loss) from continuing operations, as reported	$192.1	$(179.9)	$(314.7)
Pro forma adjustments:
Depreciation expense	(0.3)	(0.3)	(0.3)
Accretion expense	(3.0)	(2.8)	(2.6)
Income (loss) from continuing operations, pro forma	$188.8	$(183.0)	$(317.6)

The actual and pro forma asset retirement obligation liability balances as if FIN 47 had been adopted on January 1, 2003 (instead of December 31, 2005) were as follows (dollars in millions):

	2005	2004
Liability for asset retirement obligations at beginning of period	$43.1	$33.1
Liability for asset retirement obligations at end of period	46.6	43.1

12.          Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (dollars in millions):

	December 31,
	2005	2004
Pension liabilities	$404.0	$391.6
Other postretirement benefits	129.9	89.9
Environmental accruals	18.1	27.4
Notes payable to affiliates	—	29.9
Restructuring, impairment and plant closing costs	23.1	30.9
Fair value of interest derivatives	—	8.3
Asset retirement obligation	46.6	7.2
Other noncurrent liabilities	148.3	127.1
Total	$770.0	$712.3

13.          Securitization of Accounts Receivable

Under our A/R Securitization Program, we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the “Receivables Trust”) at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

As of December 31, 2005 and 2004, the Receivables Trust had approximately $192.2 million and $208.4 million, respectively, in U.S. dollar equivalents in medium-term notes outstanding and approximately $110.1 million in U.S. dollar equivalents and nil, respectively in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006 with the scheduled amortization period commencing June 30, 2005. Our commercial paper facility provides for the issuance of both euro- and U.S. dollar-denominated commercial paper up to a U.S. dollar equivalent of $175 million of which $125 million is committed through June 30, 2007 and $50 million is committed through September 30, 2006. Our A/R Securitization Program is currently our cheapest form of borrowing within our capital structure. As of December 31, 2005, the weighted average interest rate for the medium term notes and commercial paper combined was approximately 3.5%.

As of December 31, 2005 and 2004, our retained interest in receivables (including servicing assets) subject to the program was approximately $164 million and $328 million, respectively. The value of the retained interest is subject to credit and interest rate risk. For the years ended December 31, 2005, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $5,585 million, $5,071 million and $4,132 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $5,589 million, $5,017 million and $4,136 million, respectively. Servicing fees received during the year ended December 31, 2005, 2004 and 2003 were approximately $6 million, $6 million and $5 million, respectively.

We incur losses on the A/R Securitization Program for the discount on receivables sold into the program and fees and expenses associated with the program. For the years ended December 31, 2005, December 31, 2004 and December 31, 2003, losses on the A/R Securitization Program were $10.7 million, $15.6 million and $32.4 million, respectively. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on the A/R Securitization Program were nil, a loss of $2.4 million and a loss of $24.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of each of December 31, 2005 and December 31, 2004, the fair value of the open forward currency contracts was nil.

The key economic assumptions used in valuing the residual interest are presented below:

December 31,
	2005	2004
Weighted average life (in days)	35 to 40	35 to 40
Credit losses (annual rate)	Less than 1%	Less than 1%
Discount rate (weighted average life)	Less than 1%	Less than 1%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2005 and 2004 were $22.5 million and $12.1 million, respectively.

14.          Long-Term Debt

Long-term debt outstanding as of December 31, 2005 and 2004 was as follows (dollars in millions):

	December 31,
	2005	2004
New Credit Facilities:
Term Loan B	$2,099.3	$—
Former HI Credit Facilities:
Term Loan B	—	1,314.1
Former HLLC Credit Facilities:
Term Loan B	—	715.0
Revolving Facility	—	125.0
2010 Secured Notes	293.6	451.1
2009 Senior Notes	454.7	456.0
2011 Senior Floating Rate Notes	100.0	100.0
2012 Senior Fixed Rate Notes	198.0	300.0
Subordinated Notes	1,145.2	1,242.0
Former HLLC Subordinated Notes	—	59.3
Huntsman Specialty Subordinated Note	—	101.2
Subordinated note-affiliate	—	40.9
HIH Senior Discount Notes	—	494.7
HIH Senior Subordinated Discount Notes	—	413.7
Australian Credit Facilities	63.8	59.2
HPS (China) debt	42.6	10.4
AdMat Senior Secured Notes	—	348.6
Other	60.7	60.5
Total debt	$4,457.9	$6,291.7

Current portion	$44.6	$37.5
Long-term portion	4,413.3	5,799.6
Long-term debt - affiliate	—	454.6
Total debt	$4,457.9	$6,291.7

During 2005, Huntsman Corporation completed a series of transactions designed to simplify its consolidated financing and public reporting structure, to reduce its cost of borrowings and to facilitate other organizational efficiencies. On February 16, 2005, Huntsman Corporation completed its initial public offering of common and mandatory preferred stock that resulted in approximately $1.5 billion in net proceeds, substantially all of which were used to repay indebtedness. On August 16, 2005, we completed the HLLC Merger and on December 20, 2005 we completed the AdMat Minority Interest Transaction. As a result of these transactions, we now operate all of Huntsman Corporation’s businesses.

Credit Facilities

On August 16, 2005, in connection with  the HLLC Merger, Huntsman Corporation repaid our senior secured credit facilities, Huntsman LLC’s senior secured credit facilities and a subordinated note (the “Huntsman Specialty Subordinated Note) with available cash and with the proceeds of our new senior credit facility (the “Senior Credit Facilities”). On December 20, 2005, in connection with the AdMat Minority Interest Transaction, we increased the U.S. dollar term loan B under the Senior Credit Facilities by $350 million. On each of September 19, 2005 and December 30, 2005, we voluntarily prepaid approximately $50 million in U.S. dollar equivalents on term loan B under the Senior Credit Facilities. As of December 31, 2005, the Senior Credit Facilities consisted of  (i) a $650 million revolving facility (the “Revolving Facility”), (ii) a $1,986.5 million term loan B facility (the “Dollar Term Loan”), and (iii) a €95.3 million (approximately $113 million) euro term loan B facility (the “Euro Term Loan,” and collectively with the Dollar Term Loan, the “Term Loans”).

As of December 31, 2005, there were no borrowings outstanding under the Revolving Facility. At our option, the Revolving Facility bears interest at a rate equal to:  (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 1.25% and 1.75% depending upon the most recent leverage ratio, or (ii) a prime-based rate plus an applicable margin ranging between 0.25% and 0.75% depending upon the most recent leverage ratio. As of December 31, 2005, borrowings under the Revolving Facility bear interest at LIBOR plus 1.75%. The Revolving Facility matures in 2010; provided that the maturity of the Revolving Facility will accelerate if we do not repay all but $100 million of our outstanding debt securities at least three months prior to the maturity of those securities. As of December 31, 2005, we had $32.5 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility.

At our option, the Term Loans bear interest at a rate equal to:  (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 1.50% and 2.00% depending upon the loan currency and the most recent leverage ratio, or (ii) a prime-based rate plus an applicable margin ranging between 0.50% and 0.75% depending upon the loan currency and the most recent leverage ratio. As of December 31, 2005, borrowings under the Dollar Term Loan bear interest at LIBOR plus 1.75% and borrowings under the Euro Term Loan bear interest at LIBOR plus 2.00%. Each of the Dollar Term Loan and the Euro Term Loan matures in 2012; provided that the maturity of the Term Loans will accelerate if we do not repay all but $100 million of our outstanding debt securities at least three months prior to the maturity of those securities. The Dollar Term Loan and the Euro Term Loan each require amortization payments of 1% annually.

As of December 31, 2005, the weighted average interest rate on the Senior Credit Facilities was approximately 6.0%, excluding the impact of interest rate hedges.

Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (the “Guarantors”) and are secured by a first priority lien (generally shared with the holders of the 2010 Secured Notes (as defined below)) on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between our various subsidiaries.

The credit agreements governing the Senior Credit Facilities contain financial covenants typical for these types of agreements, including a minimum interest coverage ratio, a maximum debt-to-EBITDA ratio and a limit on capital expenditures. The credit agreements also contain customary restrictions on our ability to incur liens, incur additional debt, merge or sell assets, pay dividends, prepay other indebtedness, make investments or engage in transactions with affiliates, and other customary restrictions and default provisions.

Secured Notes

On August 16, 2005, in connection with the HLLC Merger, we entered into supplemental indentures under which we assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 (the “2010 Secured Notes”). As of December 31, 2005, we had outstanding $296.0 million aggregate principal amount ($293.6 million book value and $455.4 million original aggregate principal amount) of the 2010 Secured Notes, which are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. In connection with Huntsman Corporation’s initial public offering of common and preferred stock, we used proceeds contributed to us to redeem $159.4 million of aggregate principal amount of the 2010 Secured Notes. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year. The 2010 Secured Notes are secured by a first priority lien on all collateral securing the Senior Credit Facilities as described above (other than capital stock of our subsidiaries), shared equally with the lenders on the Senior Credit Facilities, subject to certain intercreditor arrangements.

The 2010 Secured Notes contain covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2010 Secured Notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

On December 20, 2005, in connection with the AdMat Minority Interest Transaction,  we redeemed all of AdMat’s outstanding $250 million 11% senior secured fixed rate notes due 2010 and paid $35.6 million in call premiums. Also in 2005, we redeemed all of AdMat’s $100.0 million secured floating rate notes due 2008 and paid $6.0 million in call premiums. The $250 million of AdMat secured fixed rate notes bore a per annum fixed rate of interest of 11%, and the AdMat secured floating rate notes bore interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. The AdMat floating rate notes were issued with an original issue discount of 2.0%.

Senior Notes

As of December 31, 2005, we had outstanding $450.0 million aggregate principal amount ($455.0 million book value) 9.875% senior notes due 2009 that were issued at a premium (the “2009 Senior Notes”). The 2009 Senior Notes are unsecured obligations. Interest on the 2009 Senior Notes is payable semiannually in March and September and these notes are redeemable after March 1, 2006 at 104.937% of the original aggregate principal amount thereof, declining ratably to par on and after March 1, 2008.

As of December 31, 2005, we had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% senior unsecured  fixed rate notes due 2012 (the “2012 Senior Fixed Rate Notes”) and $100.0 million senior unsecured floating rate notes due 2011 (the  “2011 Senior Floating Rate Notes”). These notes were previously obligations of Huntsman LLC. In connection with the HLLC Merger, on August 16, 2005, we entered into supplemental indentures under which we assumed the obligations of the 2012 Senior Fixed Rate Notes and the 2011 Senior Floating Rate Notes. In connection with Huntsman Corporation’s initial public offering of common and preferred stock, we used proceeds contributed to us to repay $102.0 million of aggregate principal amount of the 2012 Senior Fixed Rate Notes. Interest on the 2012 Senior Fixed Rate Notes is payable semiannually in January and July of each year. Interest on the 2011 Senior Floating Rate Notes is at LIBOR plus 7.25% (11.4% as of December 31, 2005) and is payable quarterly in January, April, July and October of each year. The 2012 Senior Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The 2011 Senior Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, we may redeem up to 40% of the original aggregate principal amount of the 2012 Senior Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, we may redeem up to 40% of the original aggregate principal amount of the 2011 Senior Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%.

The indentures governing the 2009 Senior Notes, the 2012 Senior Fixed Rate Notes and the 2011 Senior Floating Rate Notes contain covenants, among other things, relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing these notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

Subordinated Notes

As of December 31, 2005, we had outstanding $175 million 7.375% senior subordinated notes due 2015 and €135 million ($159.8 million) 7.5% senior subordinated notes due 2015 (collectively, the “2015 Subordinated Notes”). The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, declining ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, we may redeem up to 40% of the original aggregate principal amount of the $175 million and €135 million  2015 Subordinated Notes at redemption prices of 107.375% and 107.5%, plus accrued and unpaid interest, respectively, with the proceeds of a qualified equity offering. Under the terms of a registration rights agreement among our Company, the Guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Under the terms of the registration rights agreement, because we did not complete the exchange offer by this date, we are required to pay additional interest on the 2015 Subordinated Notes at a rate of 0.25% per year for the first 90-day period following this date, and this rate increases by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0%. As of December 31, 2005, we were paying an additional 0.50% on the 2015 Subordinated Notes.

As of December 31, 2005, we also had outstanding $366.1 million ($600 million original aggregate principal amount) and €372.0 million ($440.4 million) (€450 million original aggregate principal amount) 10.125% senior subordinated notes due 2009 (the “2009 Subordinated Notes” and, together with the 2015 Subordinated Notes, the “Subordinated Notes”). As of December 31, 2005, the 2009 Subordinated Notes have an unamortized premium of $3.8 million and are redeemable at 103.375% of the principal amount thereof, which declines to 101.688% on July 1, 2006 and to par on and after July 1, 2007.

As of December 31, 2005, we had outstanding a combined total of $541.1 million and €507.0 million ($600.3 million) Subordinated Notes, plus $3.8 million of unamortized premium. The Subordinated Notes are unsecured and interest is payable semiannually in January and July of each year.

The Subordinated Notes contain, among other things, covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing these notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

Immediately prior to the HLLC Merger, we funded the redemption of Huntsman LLC’s outstanding 9.5% senior subordinated notes due 2007 and Huntsman LLC’s senior subordinated floating rate notes due 2007, which together had an aggregate outstanding principal amount of approximately $59.3 million. The redemption was completed on September 1, 2005.

On August 16, 2005, in connection with the HLLC Merger, we repaid, in full, the Huntsman Specialty Subordinated Note which had an aggregate principal amount of $106.6 million and bore interest at 7.0%.

Senior Discount Notes

On June 30, 1999, HIH issued senior discount notes (“HIH Senior Discount Notes”) and senior subordinated discount notes (the “HIH Senior Subordinated Discount Notes” and, collectively with the HIH Senior Discount Notes, the “HIH Discount Notes”) to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes were due December 31, 2009. Prior to redemption, interest on the HIH Senior Discount Notes and the HIH Senior Subordinated Discount Notes accrued at 13.375% and 13.125%, respectively, per annum and was paid in kind. During the first quarter of 2005, we redeemed, in full, $505.6 million of accreted value of the HIH Senior Discount Notes and paid call premiums of approximately $33.8 million. In order to make this redemption, we used proceeds contributed to us from Huntsman Corporation’s initial public offering in the amount of $504.4 million and used $35.0 million in cash. In addition, on February 28, 2005, in connection with Huntsman Corporation’s initial public offering, HMP contributed the Senior Subordinated Discount Notes at an accreted value of $422.8 million to us in exchange for equity.

Other Debt

We maintain a $25.0 million multicurrency overdraft facility used for the working capital needs for our European subsidiaries (the “European Overdraft Facility”). As of December 31, 2005 and 2004, there were no borrowings outstanding under the European Overdraft Facility.

HPS, one of our Chinese MDI joint ventures and our consolidated affiliate, has obtained secured loans for the construction of MDI production facilities near Shanghai, China. This debt consists of various committed loans in the aggregate amount of approximately $121 million. As of December 31, 2005, HPS had $19.5 million outstanding in U.S. dollar borrowings and 186 million in RMB borrowings ($23.1 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2005, the interest rate was approximately 5.0% for U.S. dollar borrowings and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments beginning no later than June 30, 2007. The financing is non-recourse to us but is guaranteed during the construction phase by affiliates of HPS, including Huntsman Corporation. Huntsman Corporation has guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Huntsman Corporation’s guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1.

Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS is expected to begin operations at the beginning of the third quarter of 2006.

Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$87.2 million ($63.8 million) as of December 31, 2005. These facilities are non-recourse to us and bear interest at the Australian index rate plus a margin of 2.9%. As of December 31, 2005, the interest rate for these facilities was 8.6%.

We finance certain of our insurance premiums. As of December 31, 2005, we had $20.6 million in insurance premium financing, all of which is due in the next 12 months.

On February 16, 2005, we paid in full a 15% note payable to an affiliated entity in the amount of $41.6 million.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Maturities

                The scheduled maturities of our debt by year as of December 31, 2005 are as follows (dollars in millions):

Year ending December 31:
2006	$44.6
2007	84.0
2008	23.9
2009	1,289.2
2010	317.3
Later Years	2,698.9
$4,457.9

We also have lease obligations accounted for as capital leases which are included in other long-term debt  The scheduled maturities of our commitments under capital leases are as follows (dollars in millions):

Year ending December 31:
2006	$2.3
2007	2.1
2008	2.4
2009	2.7
2010	2.3
Later Years	0.8
Total minimum payments	12.6
Less: amounts representing interest	(4.0)
Present value of minimum lease payments	8.6
Less: current portion of capital leases	(1.9)
Long-term portion of capital leases	$6.7

In connection with repayment of indebtedness, we recorded a loss on early extinguishment of debt for the years ended December 31, 2005 and 2004 of $167.3 million and $25.6 million, respectively.

15.          Fair Value of Financial Instruments

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Millions)
Non-qualified employee benefit plan investments	$5.4	$5.4	$4.3	$4.3
Long-term debt	4,457.9	4,593.2	6,291.7	6,645.7
Notes receivable from affiliates	3.0	3.0	23.6	23.6

Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

The fair value of government securities and non-qualified employee benefit plan investments are estimated using prevailing market prices.

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005, and current estimates of fair value may differ significantly from the amounts presented herein.

16.          Derivative Instruments and Hedging Activities

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We manage interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain credit agreements.

All derivatives, whether designed in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

We have also participated in some derivatives that were classified as non-designated derivative instruments and we hedge our net investment in certain European operations. Changes in the fair value of any non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive (loss) income.

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

We may purchase both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. When we enter into collars, the collars entitle us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceed a certain rate, and require us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings are less than a certain rate.

Interest rate contracts were recorded as a component of other non-current liabilities as of December 31, 2005 and 2004. The effective portion of the changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, with any ineffectiveness recorded in interest expense.

As of December 31, 2005 and 2004, we had entered into various types of interest rate contracts to manage our interest risk on our long-term debt as indicated below (dollars in millions):

	2005	2004
Notional amount	$83.3	$184.3
Fair value
Cash flow hedges	—	(2.0)
Non-designated derivatives	0.4	(1.2)
Maturity	2006-2010	2005-2007

For the year ended December 31, 2005 and 2004, the changes in accumulated other comprehensive (loss) income associated with cash flow hedging activities is indicated below:

	2005	2004

Balance at January 1	$5.2	$15.7
Current period change in fair value	(1.9)	(10.9)
Reclassifications to earnings	(1.2)	0.4
Balance at December 31	$2.1	$5.2

During the next twelve months ending December 31, 2006, approximately $2.0 million is expected to be reclassified from accumulated other comprehensive loss to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Price Hedging

As of December 31, 2005, there were no cash flow commodity price hedging contracts in place. As of December 31, 2004, there was $0.1 million included in other current assets and accrued liabilities related to cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

As of December 31, 2005, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.4 million in other current liabilities and as a $0.8 million increase in inventory. As of December 31, 2004, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $1.5 million in other current assets and a $1.8 million decrease in inventory.

Commodity price contracts not designated as hedges are reflected in the balance sheet as $2.0 million and $0.2 million in other current assets and liabilities, respectively, as of December 31, 2005 and as $5.6 million and $1.8 million in other current assets and liabilities, respectively, as of December 31, 2004.

During the year ended December 31, 2005 we recorded a decrease of $2.2 million and for the years ended December 31, 2004 and 2003, we recorded an increase of $2.4 million and $1.2 million, respectively, related to changes in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges.

Foreign Currency Rate Hedging

We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2005 and 2004 and for the year ended December 31, 2005, 2004 and 2003 the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not significant.

Net Investment Hedging

As of December 31, 2005, excluding the cross-currency interest rate swaps discussed below, we have designated approximately €330 million of our euro-denominated debt as a hedge of our net investments in foreign subsidiaries. Currency effects of net investment hedges produced a gain of $55.0 million, a loss of $51.5 million and a loss of $93.6 million in other comprehensive income (loss) (foreign currency translation adjustments) for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, there was a cumulative net loss of approximately $133.5 million and $188.5 million, respectively.

We have outstanding cross-currency interest rate swaps of fixed rate debt. We entered into these swaps with various financial institutions in order to more effectively hedge our overall underlying euro long-term net asset and euro cash flow exposures. In the aggregate, we agreed to swap $175 million of 7.375% fixed rate debt for €132.4 million of 6.63% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 6.63% on €132.4 million of principal and will receive fixed rate interest at an annual rate of 7.375% on $175 million of principal through January 1, 2010. At maturity on January 1, 2010, we are required to pay principal of €132.4 million and will receive principal of $175 million. Interest installments are paid semiannually on January 1 and July 1 of each year beginning July 1, 2005 through maturity. The swap is designated as a net investment hedge. As of December 31, 2005, the fair value of this swap was $15 million and recorded in the balance sheet in other noncurrent assets. The fair value as of December 31, 2004 was a liability of $8 million recorded in other noncurrent liabilities.

In another swap transaction, we agreed to swap $31.3 million of 11.0% fixed rate debt for €25.0 million of 9.4% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 9.4% on €25.0 million of principal and will receive fixed rate interest of 11.0% on $31.3 million of principal through July 15, 2007. At maturity, July 15, 2007, we are required to pay principal of €25.0 million and will receive principal of $31.3 million. Interest installments are paid semiannually on January 15 and July 15 of each year, beginning July 15, 2005 through maturity. The swap is not designated as a hedge for reporting purposes. As of December 31, 2005, the fair value of this was $2 million and recorded in other noncurrent assets in the balance sheet. For the year ended December 31, 2005, this swap decreased interest expense by $0.3 million.

Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans (as defined below) are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that we may designate as permanent because they are not expected to be repaid in the foreseeable future (“Permanent Loans”) are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans, and, during the year ended December 31, 2005, we have increased the amount of our Permanent Loans.

17.          Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

Our employees participate in a trusteed, non-contributory defined benefit pension plan (the “Plan”) that covers substantially all of our full-time U.S. employees. Effective July 1, 2004, the Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance plan. For represented employees, participation in the cash balance plan is subject to the terms of negotiated contracts.  Between July 1, 2004 and September 1, 2005, thirteen collectively bargained units had negotiated to participate. For participating employees, benefits accrued under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The conversion to the cash balance plan did not have a significant impact on ongoing pension expense.

We sponsor defined benefit pension plans in a number of countries outside of the U.S.  The availability of these plans, and their specific design provisions, are consistent with local competitive practices and regulations.

We also sponsor two unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) to a sponsor of a postretirement health care plan. On July 1, 2004 we adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced our non-pension postretirement accumulated benefit obligation by approximately $4.7 million, which has been recognized as a change in our unrecognized actuarial gain/loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the year ended December 31, 2004 by approximately $0.5 million.

In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit, net of tax of $1.5 million, of $4.2 million recorded in the year ended December 31, 2005.  The pro forma impact of changing this accounting policy is to reduce net loss by approximately $0.2 million and $6.9 million, respectively for the years ended December 31, 2004 and 2003.

The following table sets forth the changes in funded status of the plans and the amounts recognized in the consolidated balance sheets during 2005 and 2004 (dollars in millions). The measurement date of the plans was November 30 in 2005 and December 31 in 2004.

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	2005		2004		2005		2004
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$489.5	$2,020.7	$483.2	$1,658.3	$126.9	$4.3	$140.8	$4.2
Adjustment due to change in
measurement date	(2.1)	(11.5)	—	—	(0.2)	—	—	—
Service cost	30.6	48.3	19.0	45.1	4.1	—	3.3	—
Interest cost	36.0	90.3	30.7	86.9	9.3	0.2	7.5	0.3
Participant contributions	—	5.8	—	5.2	—	—	—	—
Plan amendments	(21.4)	(15.4)	(58.8)	(0.3)	(8.3)	—	—	—
Exchange rate changes	—	(242.3)	—	155.5	—	0.2	—	—
Divestitures/Acquisitions	—	0.3	—	—	—	—	—	—
Settlements/transfers	—	(2.7)		(1.2)	—	—	—	—
Other	—	(0.3)		3.3	—	—	—	—
Curtailments	—	(2.6)		(1.3)	—	—	—	(0.1)
Special termination benefits	—	11.4		10.7		—	—	—
Actuarial (gain)/loss	13.2	108.5	39.1	126.4	(0.4)	0.4	(15.8)	0.3
Consolidation of Rubicon	116.4	—	—	—	34.2	—	—	—
Benefits paid	(36.8)	(69.3)	(23.7)	(67.9)	(9.7)	(0.3)	(8.9)	(0.4)
Benefit obligation at end of year	$625.4	$1,941.2	$489.5	$2,020.7	$155.9	$4.8	$126.9	$4.3

Change in plan assets
Fair value of plan assets at beginning of year	$297.9	$1,607.4	$257.8	$1,345.1	$—	$—	$—	$—
Adjustment due to change in
measurement date	(8.8)	(8.8)	—	—	—	—	—	—
Actual return on plan assets	36.5	236.1	34.9	149.3	—	—	—	—
Adjustments to opening value	—	—	—	(4.3)	—	—	—	—
Exchange rate changes	—	(199.9)	—	125.2	—	—	—	—
Divestitures/Acquisitions	—	0.2	—	—	—	—	—	—
Participant contributions	—	5.8	—	5.2	—	—	—	—
Other	—	4.3	—	(2.3)	—	—	—	—
Administrative expenses	—	(1.3)	—	(0.8)	—	—	—	—
Company contributions	50.8	55.8	28.9	59.0	9.7	0.3	8.9	0.4
Settlements/Transfers	—	(3.9)	—	(1.1)
Consolidation of Rubicon	77.4	—	—	—	—	—	—	—
Benefits paid	(36.8)	(69.3)	(23.7)	(67.9)	(9.7)	(0.3)	(8.9)	(0.4)
Fair value of plan assets at end of year	$417.0	$1,626.4	$297.9	$1,607.4	$—	$—	$—	$—

Funded status
Funded status	$(208.4)	$(314.8)	$(191.6)	$(413.3)	$(155.9)	$(4.8)	$(126.9)	$(4.3)
Unrecognized net actuarial loss	158.0	446.4	119.6	552.2	55.4	1.4	57.8	1.1
Unrecognized prior service cost	(68.4)	(6.5)	(52.3)	5.7	(26.9)	—	(17.8)	—
Unrecognized net transition obligation	2.8	2.4	3.9	3.2	—	0.2	—	0.2
Contributions paid December 1 through December 31	3.3	3.7	—	—	0.7	—	—	—
Accrued benefit cost	$(112.7)	$131.2	$(120.4)	$147.8	$(126.7)	$(3.2)	$(86.9)	$(3.0)

Amounts recognized in balance sheet:
Accrued benefit cost recognized in accrued liabilities and other noncurrent liabilities	$(185.9)	$(239.9)	$(173.6)	$(241.1)	$(126.7)	$(3.2)	$(86.9)	$(3.0)
Prepaid pension cost	1.1	237.1	0.8	266.4	—	—	—	—
Intangible asset	3.7	3.7	4.1	4.5	—	—	—	—
Accumulated other comprehensive income	68.4	130.3	48.3	118.0	—	—	—	—
Accrued benefit cost	$(112.7)	$131.2	$(120.4)	$147.8	$(126.7)	$(3.2)	$(86.9)	$(3.0)

Components of the net periodic benefit costs for the years ended December 31, 2005, 2004 and 2003 are as follows (dollars in millions):

	Defined Benefit Pension Plans
	U.S. plans			Non U.S. plans
	2005	2004	2003	2005	2004	2003

Service cost	$30.6	$19.0	$10.7	$48.3	$45.1	$38.8
Interest cost	36.0	30.7	19.5	90.3	86.9	67.0
Expected return on assets	(31.1)	(22.1)	(13.6)	(105.8)	(96.4)	(70.4)
Amortization of transition obligation	1.1	1.1	0.7	0.7	0.7	0.6
Amortization of prior service cost	(4.0)	1.0	0.6	(1.2)	0.5	0.6
Amortization of actuarial loss	7.4	4.8	0.7	24.0	20.2	22.6
Curtailment gain	—	—	—	(1.2)	—	—
Settlement loss	—	—	—	1.3	—	—
Special termination benefits	—	—	—	11.4	4.7	10.5
Net periodic benefit cost	$40.0	$34.5	$18.6	$67.8	$61.7	$69.7

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2005	2004	2003	2005	2004	2003

Service cost	$4.1	$3.3	$2.5	$—	$—	$—
Interest cost	9.3	7.5	5.9	0.2	0.3	0.2
Expected return on assets	—	—	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	(2.4)	(1.9)	(0.3)	—	—	—
Amortization of actuarial loss	3.3	3.5	1.9	0.1	0.1	0.1
Net periodic benefit cost	$14.3	$12.4	$10.0	$0.3	$0.4	$0.3

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Pension Plans
	U.S. plans			Non U.S. plans
	2005	2004	2003	2005	2004	2003
Projected benefit obligation:
Discount rate	5.75%	5.75%	6.00%	4.61%	4.85%	5.30%
Rate of compensation increase	3.90%	4.00%	4.00%	3.33%	3.65%	3.51%

Net periodic pension cost:
Discount rate	5.75%	6.00%	6.75%	4.85%	5.30%	5.49%
Rate of compensation increase	4.00%	4.00%	4.00%	3.65%	3.51%	3.76%
Expected return on plan assets	8.25%	8.25%	8.25%	7.06%	7.11%	7.29%

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2005	2004	2003	2005	2004	2003
Projected benefit obligation:
Discount rate	5.71%	5.75%	6.00%	5.00%	5.77%	6.25%
Rate of compensation increase	3.90%	4.00%	4.00%	3.33%	3.65%	3.51%

Net periodic pension cost:
Discount rate	5.75%	6.00%	6.75%	5.77%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	3.65%	3.51%	3.76%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were as follows (dollars in millions):

	U.S. Plans		Non U.S. Plans
	2005	2004	2005	2004
Projected benefit obligation	$625.4	$489.9	$1,430.5	$1,415.9
Accumulated benefit obligation	604.9	468.3	1,220.8	1,113.4
Fair value of plan assets	417.0	297.9	1,089.6	998.7

Expected future contributions and benefit payments are as follows for the U.S. and non U.S. plans (dollars in millions):

		Other Postretirement
	Defined Benefit Pension Plans	Benefit Plans
2006 expected employer contributions:
To plan trusts	$100.4	$13.1
To plan participants	6.3	0.4

Expected benefit payments:
2006	$98.2	$13.1
2007	94.9	13.4
2008	99.4	13.4
2009	103.7	13.6
2010	107.9	13.7
2011-2015	606.9	71.4

In 2005, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 9% decreasing to 5% after 2009.  Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% change in assumed health care cost trend rates would have the following effects (dollars in millions):

	Point	Point
Asset category	Increase	Decrease

Effect on total of service and interest cost	$0.5	$(0.4)
Effect on postretirement benefit obligation	4.7	(4.5)

The asset allocation for our pension plans at the end of 2005 and 2004 and the target allocation for 2006, by asset category, follows. The fair value of plan assets for these plans was $2,043.4 million at the end of 2005. Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on these assets is estimated to be between 7.06% to 8.25%.

		Allocation at	Allocation at
Asset category	Target Allocation	December 31, 2005	December 31, 2004

Large Cap Equities	30%	31%	29%
Small/Mid Cap Equities	15%-20%	19%	22%
International Equities	10%-15%	16%	16%
Fixed Income	15%-20%	17%	18%
Real Estate/Other	10%-15%	14%	14%
Cash	0%	3%	1%
Total U.S. pension plans		100%	100%

Equities	59%	60%	61%
Fixed Income	37%	35%	34%
Real estate	3%	4%	3%
Cash	1%	1%	2%
Total non-U.S. pension plans		100%	100%

Equity securities in our pension plans did not include any equity securities of our Company or our affiliates at the end of 2005.

Our pension plan assets are managed by outside investment managers; assets are rebalanced based upon market opportunities and the consideration of transactions costs. Our strategy with respect to pension assets is to pursue an investment plan that, over the long term is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets, and not threaten the plan’s ability to meet currently committed obligations.

Defined Contribution Plans

We have a money purchase pension plan covering substantially all of our domestic employees who have completed at least two years of service. Employer contributions are made based on a percentage of employees’ earnings (ranging up to 8%).

We also have a salary deferral plan covering substantially all domestic employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute an amount equal to one-half of the participant’s contribution, not to exceed 2% of the participant’s compensation.

Coincident with the introduction of the cash balance formula within our defined benefit pension plan, the money purchase pension plan was closed to new hires.  At the same time, the company match in the salary deferral plan was increased, for new hires, to a 100% match, not to exceed 4% of the participant’s compensation, once the participant has achieved six years of service with the Company.

Our total combined expense for the above defined contribution plans for the years ended December 31, 2005, 2004, and 2003 was approximately $15.9 million, $20.7 million, $17.3 million, respectively.

Supplemental Salary Deferral Plan and Supplemental Executive Retirement Plan

The Huntsman Supplemental Savings Plan (“SSP”) is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year.  The SSP was amended and restated as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986 (“Section 409A”).

The Huntsman Supplemental Executive Retirement Plan (the “SERP”) is an unfunded nonqualified pension plan established to provide certain executive employees with benefits that could not be provided, due to legal limitations, under the Huntsman Defined Benefit Pension Plan, a qualified defined benefit pension plan, and the Huntsman Money Purchase Pension Plan, a qualified money purchase pension plan. On December 23, 2005, the SERP was amended and restated for four purposes: (1) to transfer certain liabilities related to benefits for eligible executive employees to the newly-established Huntsman Supplemental Executive MPP Plan (the “SEMPP”), (2) to reflect a change in the benefit formula in the Huntsman Defined Benefit Pension Plan, (3) to provide for the merger of the Polyurethanes Executive Pension Plan and the Polyurethanes Excess Benefit Plan (each an unfunded nonqualified pension plan) into the SERP, and (4) to allow eligible executive employees to comply with Section 409A. The effective date of the amendment and restatement of the SERP with respect to items (1)-(3) is July 1, 2004 because each of these items relates to the amendment of the Huntsman Defined Benefit Pension Plan which was effective on such date. The effective date of the amendment and restatement of the SERP with respect to item (4) is January 1, 2005 in accordance with Section 409A.

Assets of these plans are included in other assets and were $5.3 million and $4.3 million at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, 2004 and 2003, we expensed $0.5 million, $0.5 million and $1.1 million for the SSP and SERP, respectively.

International Plans

International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

18.          Income Taxes

The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Income tax expense (benefit):
U.S.
Current	$1.5	$11.1	$8.1
Deferred	—	(2.4)	0.1
Non-U.S.
Current	25.1	24.3	23.6
Deferred	16.2	(55.9)	9.2
Total	$42.8	$(22.9)	$41.0

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision (benefit) for income taxes (dollars in millions):

	Year ended December 31,
	2005	2004	2003

Income (loss) before income tax and minority interests	$236.6	$(195.6)	$(275.2)

Expected expense (benefit) at U.S. statutory rate of 35%	$82.8	$(68.4)	$(96.3)
Change resulting from:
State taxes (benefit) net of federal benefit	2.9	4.0	(4.1)
Effects of non-U.S. operations and tax rate differential	7.8	(38.7)	7.4
Effect of AdMat Consolidation Transaction	88.4	—	—
Incremental U.S. tax on non-U.S. income	18.2	28.4	1.6
Domestic (income) loss allocable to minority interests	(9.5)	11.5	14.3
Change in valuation allowance	(150.7)	48.7	112.5
Other - net	2.9	(8.4)	5.6
Total income tax expense (benefit)	$42.8	$(22.9)	$41.0

The components of (losses) earnings from continuing operations before taxes were as follows (dollars in millions):

	Year ended December 31,
	2005	2004	2003

Income (loss) before income taxes:
U.S.	$63.1	$(109.4)	$(153.4)
Non-U.S.	173.5	(86.2)	(121.8)
Total	$236.6	$(195.6)	$(275.2)

Subsequent to the AdMat Transaction in June 2003, substantially all non-U.S. operations of AdMat were treated as branches of our Company for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax.  The pre-tax income in the table above and the preceding U.S. and non-U.S. allocation of the income tax provision by taxing jurisdiction may, therefore, not be directly related.

Components of deferred income tax assets and liabilities were as follows (dollars in millions):

	December 31,	December 31,
	2005	2004
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$942.5	$1,214.6
Pension and other employee compensation	166.9	134.8
Plant, property and equipment	44.8	69.5
Intangible assets	107.0	112.8
Inventory costing	4.8	—
Other, net	65.3	113.2
Total	1,331.3	1,644.9

Deferred income tax liabilities:
Plant, property and equipment	(851.1)	(682.4)
Pension and other employee compensation	(39.2)	(54.0)
Inventory costing	—	(11.0)
Basis difference in investment in HIH	—	(85.1)
Other, net	(39.6)	(15.3)
Total	(929.9)	(847.8)

Net deferred tax asset before valuation allowance	401.4	797.1
Valuation allowance	(495.3)	(937.2)
Net deferred tax liability	$(93.9)	$(140.1)

Current tax asset	$31.2	$11.9
Current tax liability	(2.4)	(14.5)
Non-current tax asset	94.2	42.7
Non-current tax liability	(216.9)	(180.2)
Total	$(93.9)	$(140.1)

As of December 31, 2005, we have U.S. Federal net operating loss carryforwards (“NOLs”) of $1,026.3 million. The U.S. NOLs begin to expire in 2018 and fully expire in 2025. We also have NOLs of $1,762.4 million in various non-U.S. jurisdictions.  While the majority of the non-U.S. NOLs have no expiration date, $467.6 million have a limited life and $2.9 million may expire in 2006.

Included in the $1,762.4 million of non-U.S. NOLs is $930.6 million attributable to AdMat’s Luxembourg entities.  As of December 31, 2005, there is a valuation allowance of $265.4 million against these net tax-effected NOLs of $279.2 million. Due to the uncertainty surrounding the realization of the benefits of these losses that may result from future dissolution or restructuring of the Luxembourg entities, we continue to reduce the related deferred tax asset with a valuation allowance.

We are subject to the “ownership change” rules of Section 382 of the Internal Revenue Code.  Under these rules, our use of the NOLs could be limited in tax periods following the date of the ownership change.  Based upon the existence of significant tax “built-in income” items, the effect of the ownership change rules on the ability to utilize the NOLs is not anticipated to be material.

We have a valuation allowance against our entire U.S. and a material portion of our non-U.S. net deferred tax assets.  We have specific valuation allowances of $2.7 million that, when reversed, will reduce goodwill and other non-current intangibles.  During the year ended December 31, 2005, we reversed valuation allowances of $0.8 million, which were used to reduce non-current intangibles.  Additionally, included in the deferred tax assets at December 31, 2005 is approximately $7.7 million of cumulative tax benefit related to equity transactions which will be credited to members’ equity when realized, after all other valuation allowances have been reversed.

The decrease in valuation allowances between December 31, 2004 and 2005 which is not accounted for in the rate reconciliation is attributable to the following:  Foreign currency movements ($81.0 million); adjustments to deferred tax assets (with a full valuation allowance) for tax contingencies ($98.0 million); adjustments to deferred tax assets with a full valuation allowance for changes in tax filing positions ($27.0 million); other adjustments to deferred tax assets with a full valuation allowance ($60.4 million); and movement of net deferred assets unrelated to income or loss from continuing operations and other items ($24.8 million).

During the year ended December 31, 2005, included in the $7.8 million “Effects of non-U.S. operations and tax rate differential” above is approximately $8.0 million of non-recurring items including cancellation of debt income that was offset by NOLs (with a full valuation allowance), amounts associated with enacted changes in tax rates, the expiration of tax statute of limitations as well as the establishment of contingency reserves.

The “Effect of the AdMat Transaction” above is approximately $88.4 million of tax expense fully offset by changes in valuation allowances. The components of the $88.4 million are as follows: $30.7 million associated with loss recapture income related to non-U.S. losses that had previously been deducted for U.S. taxation purposes; $6.2 million associated with current year non-U.S. losses not deducted for U.S. tax purposes; and $51.5 million associated with the write-down of net deferred tax assets, with a full valuation allowance, related to the U.S. taxation of AdMat non-U.S. entities. Effective January 1, 2006, certain of AdMat’s non-U.S. operations previously treated as branches will no-longer be treated as branches and will only be subject to U.S. taxation on future earnings to the extent those earnings are repatriated.  This eliminates current double taxation of non-U.S. earnings that was inherent in the AdMat tax structure.

On August 16, 2005, HIH and Huntsman LLC were merged with and into our Company, and we continued in existence as the surviving entity.  Prior to the merger, HIH, including our Company, was treated as a partnership for U.S. federal income tax purposes and as such was generally not subject to U.S. income tax, but rather such income was taxed directly to its owners.  A net deferred tax liability was recognized for the excess of the difference in the book and tax investment in the partnership over the difference in the book and tax basis of the net assets of the partnership.  After the merger, we are treated as a corporate subsidiary and subject to U.S. income tax.  The basis difference in the investment in the HIH partnership has been reversed, offset by a corresponding change in valuation allowance.

For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  The undistributed earnings of non-U.S. subsidiaries that are deemed to be permanently invested were $56.5 million at December 31, 2005. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

As a matter of course, our subsidiaries are regularly audited by various taxing authorities in both the U.S. and numerous non-U.S. jurisdictions.  We believe adequate provision has been made for all outstanding issues for all open years.  Significant judgments and estimates are required in determining the global provision for income taxes, including judgments and estimates regarding the realization of deferred tax assets and the ultimate outcome of tax-related contingencies.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We either recognize a liability, including related interest, or reduce a tax asset, for the anticipated outcome of tax audits.  We adjust these amounts in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations in the period in which the change occurs.  If our tax positions are ultimately upheld under audits by respective taxing authorities, it is possible that the provision for income taxes in future years may reflect significant favorable adjustments.  During 2005, the IRS audit for the years ended 1998 through 2001 was completed, with the exception of two issues as to which we are pursuing an administrative appeal before the IRS.  The potential net adjustment to our net operating losses is approximately $200 million.  Due to the uncertainty of realization caused by the tax audit, the gross deferred assets have been reduced, offset by a corresponding change in valuation allowance.

19.          Commitments and Contingencies

Purchase Commitments

We have various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts require minimum payments, even if no volume is purchased. Historically, we have not made any minimum payments under such take or pay contracts without taking product.

Total purchase commitments as of December 31, 2005 are as follows (dollars in millions):

Year ending December 31:
2006	$2,325.6
2007	1,520.1
2008	375.1
2009	125.4
2010	88.7
Thereafter	184.1
$4,619.0

Legal Matters

Discoloration Claims

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide (“Discoloration Claims”). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $16 million in costs and settlement amounts for Discoloration Claims as of December 31, 2005.

The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	0	1	1
Claims resolved during period	1	2	2
Claims unresolved at end of period	2	3	4

During the year ended December 31, 2004, we settled claims for approximately $45 million, approximately $30 million of which was paid by our insurers or ICI and approximately $15 million of which was paid by us. During 2004, we recorded charges of $15.1 million relating to Discoloration Claims. During the year ended December 31, 2005, we settled a claim for approximately $1 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of December 31, 2005 asserted aggregate damages of approximately $63 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2005 for costs associated with unasserted Discoloration Claims.

Ciba Settlement

Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. (“Ciba”) is liable under the indemnity provisions of certain agreements in connection with the leveraged buy-out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004. We received additional consideration in the form of modifications to certain operating agreements between us and Ciba. In August 2004, we received payment of the $11.1 million settlement.

Environmental Litigation

We have been a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits have alleged that the refineries and chemical plants located in the vicinity of the plaintiffs’ homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits have included the amount of damages being sought. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	2,104	214	721
Claims resolved during period	2,988	51	0
Claims unresolved at end of period	0	884	721

All claims filed as of December 31, 2005 have been resolved through dismissal and/or settlement.

In addition, we have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the year ended December 31, 2005. Nevertheless, the complaints in these cases provide little additional information. We do not believe that the increased number of cases reflects an increase in the number of underlying claims.

Where the alleged exposure occurred prior to our ownership or operation of the relevant “premises,” the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our eleven-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners or operators have the intention and ability to continue to honor their indemnities, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Tendered during period	284	94
Resolved during period	106	65
Unresolved at end of period	576	398	369

We have never made any payments with respect to these cases. As of December 31, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

Certain cases in which we are a “premises defendant” are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Filed during period	55	23
Resolved during period	56	42
Unresolved at end of period	34	29	48

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $0.1 million, $1.0 million and $0.2 million in 2005, 2004 and 2003, respectively.  The cases for the year ended December 31, 2005 include cases filed against Rubicon LLC, which became our consolidated subsidiary on January 1, 2005, as follows:  one case filed during the period, one case resolved during the period and six cases unresolved at the end of the period.

As of December 31, 2005, we had an accrual of $0.9 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

Antitrust Matters

We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the “Polyether Polyols Cases” in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols Cases are Bayer, BASF, Dow, and Lyondell. Bayer has announced that it has entered into a settlement agreement with the plaintiffs.

These consolidated cases are in the early stages of class certification discovery. The pleadings of the plaintiffs do not provide specifics about any alleged illegal conduct of the defendants and we are not aware of any evidence of illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possible loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting the production of documents relating to sales and pricing of TDI, MDI, polyether polyols and related systems. Bayer and Lyondell have announced that they have also been served with subpoenas in this matter. We intend to cooperate fully in this matter.

Tax Dispute

In connection with the audit of our income tax returns for the years ended 1998 through 2001, we received a Notice of Proposed Adjustment from the Internal Revenue Service and, in late 2005, we initiated an administrative appeal before the Internal Revenue Service. The potential liability and the potential reduction to our net operating losses have been reserved in our financial statements. For more information on this matter, including the potential net adjustment to our net operating losses, see “Note 18. Income Taxes.”

Other Proceedings

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

Gain Contingencies

While the 2005 U.S. Gulf Coast storms did not cause serious structural damage to our facilities, they did cause operational disruptions for us and certain of our suppliers and customers. Some of our products were temporarily negatively impacted by restrictions on the availability of certain raw materials and our business was adversely impacted by logistics and transportation disruptions. Certain of our operations were suspended for much of the fourth quarter of 2005. We are in the process of preparing claims for possible recovery of damages under our insurance policies for property damage and business interruption. We can provide no assurances that we will recover these damages (or the amount of recovery, if any), and as such, we have not recorded any receivables from our insurance carriers at December 31, 2005. However, we anticipate obtaining at least a partial recovery, net of insurance deductibles, by the end of 2006.

20.          Environmental, Health and Safety Matters

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

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2005 and 2004, our capital expenditures for EHS matters totaled $48.9 million and $55.4 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

Governmental Enforcement Proceedings

On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, we are aware of the individual matters set out below, which we believe to be the most significant presently pending matters and unasserted claims. Although we may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, we believe that the ultimate resolution of these matters will not have a material impact on our financial condition, results of operations or cash flows.

In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney’s fees to the Texas Attorney General. As of December 31, 2005, we have paid $3.5 million toward the penalty and $0.4 million for the attorney’s fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our financial condition, results of operations or cash flows.

Beginning in the third quarter of 2004 and extending through December 2005, we have received notifications of approximately eight separate enforcement actions from the Texas Commission on Environmental Quality (“TCEQ”) for alleged violations related to air emissions at our Port Neches or our Port Arthur plant. These alleged violations primarily relate to specific upset emissions, emissions from cooling towers, or flare operations occurring at particular times and at particular operating units during 2004 and 2005. These notices of violation appear to be part of a larger enforcement initiative by the TCEQ regional office focused on upset emissions at chemical and refining industry plants located within the Beaumont/Port Arthur region. TCEQ has made individual proposals to us to resolve four of the notices of alleged violation for approximately $0.1 million each. TCEQ has also made a proposal to resolve one of the remaining notices, addressing upset emissions at Port Neches, for $0.2 million. TCEQ has not made a penalty proposal for two other notices, and the final notice is seeking a penalty of less than $5,000. Final resolution of these matters is subject to negotiation between us and TCEQ. We do not believe that the resolution of these matters will result in the imposition of costs material to our financial condition, results of operations or cash flows.

By letter dated September 13, 2005 the Tamil Nadu Pollution Control Board (the “TNPCB”) issued an Order in follow-up to a Show Cause notice dated June 30, 2005, requiring a manufacturing facility of Petro Araldite Private Limited, a subsidiary of AdMat in Chennai, India, to close for one week and to submit an action plan and timeline to reduce chemical oxygen demand in its wastewater effluent.  The facility complied with the order and submitted an action plan to the TNPCB, which has been accepted pending installation of assets to remedy the issue.  A consent order renewal was subsequently issued covering the period through March 31, 2006.  The proposed changes are being installed and we expect these modifications to resolve the current issues with the TNPCB.  Ultimately, if the asset modifications do not resolve the effluent issue, or the TNPCB believes the plan or its implementation is inadequate, the TNPCB has the power to take further enforcement action, including shutting down the facility for a longer period or permanently, initiating criminal sanctions or imposing fines.  Nevertheless, we believe that the investments in progress will fully resolve this matter. If they do not, however, the ultimate resolution will not have a material impact on our financial condition, results of operations or cash flows.

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

Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third party claims to result in a material liability to us.

Environmental Reserves

We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $25 million and $35 million for environmental liabilities as of December 31, 2005 and 2004, respectively. Of these amounts, approximately $7 million and $8 million are classified as accrued liabilities on our consolidated balance sheets as of December 31, 2005 and 2004, respectively, and approximately

$18 million and $27 million are classified as other noncurrent liabilities on our consolidated balance sheets as of December 31, 2005 and 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

Regulatory Developments

Under the European Union (“EU”) Integrated Pollution Prevention and Control Directive (“IPPC”), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our financial condition, results of operations or cash flows.

In October 2003, the European Commission (“EC”) adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called “REACH” (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database.  On November 17, 2005, the European Parliament completed its first reading of the EC-drafted REACH legislation.  Ministers from EU’s 25 member states (sitting as the Council) finalized their own position on the text on December 13, 2005, paving the way for final agreement between Parliament and the Council in late 2006 and for REACH to become law in early 2007. As proposed, REACH would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require expenditures by us. As currently envisioned, REACH would take effect in three primary stages over eleven years following the final effective date (assuming final approval).  The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still in development.

MTBE Developments

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline.  The use of MTBE has become controversial in the U.S. and elsewhere and has been curtailed and may be eliminated in the future by legislation or regulatory action.  For example, about 25 states have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states.  Those states account for a substantial portion of the “pre-ban” U.S. MTBE market.  In addition, the Energy Policy Act of 2005 is beginning to have an adverse impact on our MTBE business in the U.S., since it mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments.  Although the extent of the potential impact of the new law is still unclear there have been indications that certain gasoline refiners and distributors may stop using MTBE and that certain pipeline companies may stop shipping gasoline containing MTBE.  A significant loss in demand for our MTBE in the U.S. could result in a material loss in revenues or material costs or expenditures.  Moreover, additional phase-outs or other future regulation of MTBE may result in a further reduction in demand for our MTBE in the U.S..

A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking so recover damages allegedly arising from the presence of MTBE in groundwater.  While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition and results of operations.

21.          Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income were as follows (dollars in millions):

	December 31,
	2005		2004		2003
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Income (loss)
Foreign currency translation adjustments, net of tax of $0.2 million and $5.0 million as of December 31, 2005 and 2004, respectively.	$51.7	$(239.5)	$291.2	$109.9	$218.8
Unrealized gain (loss) on nonqualified plan investments	0.8	(0.1)	0.9	0.3	0.6
Unrealized gain (loss) on derivative instruments	16.0	26.5	(10.5)	5.2	(4.1)
Minimum pension liability, net of tax, $45.4 million and $29.3 million as of December 31, 2005 and 2004, respectively	(153.3)	(16.3)	(137.0)	(41.2)	(7.4)
Minimum pension liability unconsolidated affiliate	(0.8)	8.0	(8.8)	(3.2)	(0.2)
Unrealized (loss) gain on securities	—	(0.1)	0.1	—	4.6
Other comprehensive income (loss) of unconsolidated affiliates	7.3	(0.8)	8.1	(1.1)	9.2
Total	$(78.3)	$(222.3)	$144.0	$69.9	$221.5

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

22.          Related Party Transactions

Our accompanying consolidated financial statements include the following balances not otherwise disclosed with affiliates of our Company (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Sales to:
Huntsman Corporation	$—	$—	$53.0
Other unconsolidated affiliates	104.0	47.9	101.9
Inventory purchases from:
Huntsman Corporation	—	—	76.3
Other unconsolidated affiliates	—	403.9	261.4
Operating expenses allocated from:
Huntsman Corporation	—	—	(22.3)

We have agreed with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that we will donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. We have agreed to complete this donation on the earlier of November 30, 2009 or the date on which we occupy less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after we make this donation, we will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation.

Through May 2002, we paid the premiums on various life insurance policies for Jon M. Huntsman. These policies have been liquidated, and the cash values have been paid to Mr. Huntsman. Mr. Huntsman is indebted to us in the amount of approximately $1.4 million, which represents the insurance premiums paid on his behalf through May 2002.

23.          Operating Leases

We lease a number of assets which are accounted for as operating leases.  The lease obligation reflected in our statement of operations as rental expense, totaled $74.1 million, $55.2 million and $40.0 million for the three years ended December 31, 2005, 2004 and 2003, respectively.  The minimum future rental payments due under existing agreements are by year (dollars in millions):

Year ending December 31:
2006	$62.3
2007	54.1
2008	46.6
2009	43.6
2010	40.1
Thereafter	167.2
$413.9

24.          Other Operating Expense (Income)

Other operating expense (income) consisted of the following (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Foreign exchange losses (gains)	$39.0	$(118.8)	$(103.6)
Bad debts	4.2	2.0	10.2
Legal and contract settlements - net	—	6.6	2.0
Other	(1.0)	29.2	12.9
Total other operating expense (income)	$42.2	$(81.0)	$(78.5)

25.          Discontinued Operations

On July 6, 2005, we sold our toluene di-isocyanate (“TDI”) business. The sale involved the transfer of our TDI customer list and sales contracts. We further agreed to discontinue the use of our remaining TDI assets. TDI has been accounted for as a discontinued operation under SFAS No. 144. Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Revenues	$24.4	$59.4	$62.3
Costs and expenses	(31.9)	(67.2)	(64.9)
Loss on disposal	(36.4)	—	—
Operating loss	(43.9)	(7.8)	(2.6)
Income tax expense	—	—	—

Loss from discontinued operations, net of tax	$(43.9)	$(7.8)	$(2.6)

The loss on disposal of $36.4 million for the year ended December 31, 2005 includes an impairment of long-lived assets of $24.7 million. We expect to incur approximately $2 million of additional costs related to the TDI transaction by the end of the second quarter of 2006. The TDI business is reported in our Polyurethanes operating segment in the accompanying consolidated financial statements.

26.          Operating Segment Information

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We report our operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.  We have organized our business and derived our operating segments around differences in product lines.

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TPU, polyols, aniline, PO and MTBE(1)
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols, and technology licenses
Pigments	Titanium dioxide
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene(2), MTBE(2), benzene, cyclohexane and paraxylene

(1)   The PO/MTBE operations in our Polyurethanes segment are not included in the announced sale of our U.S. butadiene and MTBE business (operated in our Base Chemicals segment). See “Note 3. Business Combinations and Dispositions.”

(2)   We have announced the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment; this transaction is expect to close in mid-2006. See “Note 3. Business Combinations and Dispositions.”

Sales between segments are generally recognized at external market prices.

	December 31,
	2005	2004	2003 (4)
Net Sales (including intercompany sales):
Polyurethanes	$3,396.3	$2,818.0	$2,235.2
Advanced Materials	1,185.3	1,162.4	517.8
Performance Products	1,960.9	1,927.8	1,348.3
Pigments	1,052.8	1,048.1	1,010.0
Polymers	1,702.0	1,451.8	774.4
Base Chemicals	4,462.1	3,859.0	2,207.3
Eliminations	(797.8)	(840.7)	(446.7)
Total	$12,961.6	$11,426.4	$7,646.3

Segment EBITDA (1):
Polyurethanes	$676.3	$364.0	$233.4
Advanced Materials	154.1	151.0	29.4
Performance Products	157.3	91.0	80.9
Pigments	115.3	(30.0)	105.4
Polymers	102.7	77.6	57.8
Base Chemicals	264.3	276.2	79.4
Corporate and other (2)	(410.3)	(48.8)	12.1
Total	1,059.7	881.0	598.4
Interest expense, net	(425.6)	(592.6)	(480.5)
Income tax (expense) benefit (3)	(39.5)	22.9	(41.0)
Depreciation and amortization	(473.9)	(499.0)	(394.2)
Net income (loss)	$120.7	$(187.7)	$(317.3)

Depreciation and Amortization:
Polyurethanes	$147.4	$147.8	$143.6
Advanced Materials	46.5	53.8	27.3
Performance Products	52.0	54.3	42.5
Pigments	77.0	83.2	65.3
Polymers	56.2	59.5	32.6
Base Chemicals	85.3	89.9	67.9
Corporate and other (2)	9.5	10.5	15.0
Total	$473.9	$499.0	$394.2

Capital Expenditures:
Polyurethanes	$106.6	$45.8	$39.1
Advanced Materials	27.4	17.4	5.8
Performance Products	44.2	43.8	33.9
Pigments	27.1	42.7	51.7
Polymers	38.4	14.5	21.2
Base Chemicals	82.2	56.7	41.6
Corporate and other	12.8	5.7	11.5
Total	$338.7	$226.6	$204.8

Total Assets:
Polyurethanes	$4,074.5	$4,056.0
Advanced Materials	896.7	956.4
Performance Products	1,465.0	1,124.4
Pigments	1,659.7	1,514.5
Polymers	955.4	878.7
Base Chemicals	1,969.0	2,009.7
Corporate and Eliminations	(2,387.3)	(1,365.3)
Total	$8,633.0	$9,174.4

(1)           Segment EBITDA is defined as net income (loss) before interest, income tax, depreciation and amortization, and certain corporate and other items.

(2)           Corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

(3)           Includes a tax benefit of $3.3 million in 2005 on the cumulative effect of changes in accounting principle.

(4)           Effective May 1, 2003, HLLC is consolidated with the results of the Company. On June 30, 2003, affiliates of the Company completed the AdMat Transaction. AdMat has been included in our consolidated financial statements since June 30, 2003.

	December 31,
	2005	2004	2003 (2)
By Geographic Area
Net sales:
United States	$7,447.5	$6,385.1	$3,888.8
United Kingdom	2,988.7	2,718.2	1,965.9
Netherlands	1,838.9	1,274.6	1,039.1
Other nations	2,876.7	2,857.0	2,125.2
Eliminations	(2,190.2)	(1,808.5)	(1,372.7)
Total	$12,961.6	$11,426.4	$7,646.3
Long-lived assets (1):
United States	$1,960.6	$2,059.2
United Kingdom	980.7	1,121.8
Netherlands	326.8	402.6
Other nations	1,068.6	1,233.7
Total	$4,336.7	$4,817.3

(1)           Long lived assets are made up of property, plant and equipment.

(2)           Effective May 1, 2003, HLLC is consolidated with the results of the Company. On June 30, 2003, affiliates of the Company completed the AdMat Transaction. AdMat has been included in our consolidated financial statements since June 30, 2003.

28.          Selected Unaudited Quarterly Financial Data

A summary of selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004 is as follows (dollars in millions):

	Three months ended
	March 31, 2005(a)	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$3,349.3	$3,339.5	$3,121.8	$3,151.0
Gross profit	594.9	513.2	397.5	265.6
Restructuring, impairment and plant closing costs	10.4	18.8	71.3	23.1
Income (loss) before accounting changes	110.2	112.6	(26.3)	(48.3)
Net income (loss)	114.4	112.6	(26.3)	(80.0)

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$2,620.8	$2,754.0	$2,934.8	$3,116.8
Gross profit	282.8	350.0	375.0	393.5
Restructuring, impairment and plant closing costs	8.7	150.5	43.2	96.9
Net (loss) income	(82.2)	(172.4)	55.2	11.7

(a)                                  During the fourth quarter of 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30, and recorded a cumulative effect of a change in accounting principle credit, net of tax, of $4.2 million.  In accordance with SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” the cumulative effect of this accounting change was reported effective January 1, 2005.

29.          Condensed Consolidating Financial Statements – Huntsman International LLC

The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2005 and December 31, 2004 and for the years ended December 31, 2005, 2004, and 2003. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to our Company. Each of the Guarantors is 100% owned by us and has fully and unconditionally guaranteed our outstanding notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS

Current assets:
Cash and cash equivalents	$10.0	$7.9	$114.6	$—	$132.5
Accounts and notes receivables, net	88.6	537.5	849.1	—	1,475.2
Accounts receivable from affiliates	523.4	1,035.6	479.5	(2,028.1)	10.4
Inventories, net	129.7	428.0	753.2	(1.7)	1,309.2
Prepaid expenses	3.6	28.9	27.7	(14.3)	45.9
Deferred income taxes	45.5	—	0.3	(14.6)	31.2
Other current assets	27.7	1.7	49.1	(8.6)	69.9
Total current assets	828.5	2,039.6	2,273.5	(2,067.3)	3,074.3

Property, plant and equipment, net	559.3	1,383.8	2,390.4	3.2	4,336.7
Investment in affiliates	3,521.8	2,253.7	65.7	(5,665.6)	175.6
Intangible assets, net	170.4	(3.8)	55.4	—	222.0
Goodwill	—	88.0	7.3	(4.1)	91.2
Deferred income taxes	—	19.9	88.9	(14.6)	94.2
Receivables from affiliates	2,204.1	1,810.3	3.0	(4,014.4)	3.0
Other noncurrent assets	90.1	142.1	403.8	—	636.0

Total assets	$7,374.2	$7,733.6	$5,288.0	$(11,762.8)	$8,633.0

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$78.7	$429.1	$584.9	$—	$1,092.7
Accounts payable to affiliates	1,214.8	282.9	539.3	(2,028.3)	8.7
Accrued liabilities	188.3	185.0	382.0	(23.0)	732.3
Deferred income taxes	—	19.9	(2.9)	(14.6)	2.4
Current portion of long-term debt	20.3	9.6	14.7	—	44.6
Total current liabilities	1,502.1	926.5	1,518.0	(2,065.9)	1,880.7

Long-term debt	4,358.1	2,134.6	1,935.0	(4,014.4)	4,413.3
Deferred income taxes	45.5	0.3	185.7	(14.6)	216.9
Other noncurrent liabilities	136.8	202.2	431.5	(0.5)	770.0
Total liabilities	6,042.5	3,263.6	4,070.2	(6,095.4)	7,280.9

Minority interest in consolidated subsidiaries	—	84.7	15.6	(79.9)	20.4
Members’ equity:
Members’ equity	2,794.0	3,821.1	1,302.0	(5,123.1)	2,794.0
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
(Accumulated deficit) retained earnings	(1,384.0)	421.6	8.5	(430.1)	(1,384.0)
Accumulated other comprehensive (loss) income	(78.3)	69.2	(109.7)	40.5	(78.3)
Total members’ equity	1,331.7	4,385.3	1,202.2	(5,587.5)	1,331.7

Total liabilities and members’ equity	$7,374.2	$7,733.6	$5,288.0	$(11,762.8)	$8,633.0

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS

Current assets:
Cash and cash equivalents	$7.3	$14.0	$222.2	$—	$243.5
Restricted cash	0.3	8.6	—	—	8.9
Accounts and notes receivables, net	77.8	492.3	1,015.8	(0.1)	1,585.8
Accounts receivable from affiliates	93.1	278.6	55.1	(416.4)	10.4
Inventories, net	122.4	351.6	780.9	(1.0)	1,253.9
Prepaid expenses	3.9	29.1	27.8	(15.7)	45.1
Deferred income taxes	—	—	11.9	—	11.9
Other current assets	57.6	404.1	45.3	(482.1)	24.9
Total current assets	362.4	1,578.3	2,159.0	(915.3)	3,184.4

Property, plant and equipment, net	615.5	1,433.1	2,768.7	—	4,817.3
Investment in affiliates	3,374.2	1,410.7	61.9	(4,675.9)	170.9
Intangible assets, net	199.4	(11.4)	67.6	(2.4)	253.2
Goodwill	—	—	3.3	—	3.3
Deferred income taxes	0.4	13.1	29.2	—	42.7
Receivables from affiliates	2,219.6	2,242.8	276.3	(4,715.1)	23.6
Other noncurrent assets	115.9	165.6	404.0	(6.5)	679.0

Total assets	$6,887.4	$6,832.2	$5,770.0	$(10,315.2)	$9,174.4

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$48.6	$293.8	$619.7	$—	$962.1
Accounts payable to affiliates	57.7	149.9	243.2	(416.5)	34.3
Accrued liabilities	547.2	206.9	518.4	(493.3)	779.2
Deferred income taxes	45.6	(28.8)	1.0	(3.3)	14.5
Current portion of long-term debt	22.3	1.9	13.3	—	37.5
Total current liabilities	721.4	623.7	1,395.6	(913.1)	1,827.6

Long-term debt	5,359.1	391.8	48.7	—	5,799.6
Long-term debt to affiliates	518.0	2,327.5	2,324.1	(4,715.0)	454.6
Deferred income taxes	(34.2)	33.8	180.6	—	180.2
Other noncurrent liabilities	159.7	201.3	353.1	(1.8)	712.3
Total liabilities	6,724.0	3,578.1	4,302.1	(5,629.9)	8,974.3

Minority interest in consolidated subsidiaries	—	91.3	11.2	(65.8)	36.7
Members’ equity:
Members’ equity	1,524.1	2,630.2	1,576.5	(4,206.7)	1,524.1
Subsidiary preferred stock	—	70.6	1.4	(72.0)	—
(Accumulated deficit) retained earnings	(1,504.7)	105.9	(118.6)	12.7	(1,504.7)
Accumulated other comprehensive income (loss)	144.0	356.1	(2.6)	(353.5)	144.0
Total members’ equity	163.4	3,162.8	1,456.7	(4,619.5)	163.4

Total liabilities and members’ equity	$6,887.4	$6,832.2	$5,770.0	$(10,315.2)	$9,174.4

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,364.0	$4,737.3	$6,756.3	$—	$12,857.6
Related party sales	248.9	255.9	966.7	(1,367.5)	104.0
Total revenues	1,612.9	4,993.2	7,723.0	(1,367.5)	12,961.6
Cost of goods sold	1,290.5	4,445.7	6,815.5	(1,361.3)	11,190.4

Gross profit	322.4	547.5	907.5	(6.2)	1,771.2
Selling, general and administrative	117.8	158.4	402.2	(0.7)	677.7
Research and development	34.9	26.0	34.6	—	95.5
Other operating (income) expense	(26.3)	6.7	61.8	—	42.2
Restructuring, impairment and plant closing costs	5.0	23.7	94.9	—	123.6

Operating income	191.0	332.7	314.0	(5.5)	832.2
Interest expense, net	(220.7)	(67.9)	(137.0)	—	(425.6)
Gain (loss) on accounts receivable securitization program	15.7	(2.8)	(23.6)	—	(10.7)
Equity in income of affiliates and subsidiaries	273.5	167.7	8.2	(441.2)	8.2
Other (expense) income	(119.7)	(54.1)	11.4	(5.1)	(167.5)
Income from continuing operations before income taxes, minority interest and accounting changes	139.8	375.6	173.0	(451.8)	236.6
Income tax benefit (expense)	25.0	(28.0)	(39.8)	—	(42.8)
Minority interest expense	—	(20.0)	(0.8)	19.1	(1.7)
Income from continuing operations	164.8	327.6	132.4	(432.7)	192.1
Loss from discontinued operations (including loss on disposal of $36.4), net of tax	(43.9)	—	—	—	(43.9)
Cumulative effect of changes in accounting principle, net of tax	(0.2)	(2.0)	(25.3)	—	(27.5)
Net income	$120.7	$325.6	$107.1	$(432.7)	$120.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,177.8	$3,893.8	$6,059.7	$247.2	$11,378.5
Related party sales	181.3	509.3	137.9	(780.6)	47.9
Total revenues	1,359.1	4,403.1	6,197.6	(533.4)	11,426.4
Cost of goods sold	1,126.6	4,012.3	5,406.9	(520.7)	10,025.1

Gross profit	232.5	390.8	790.7	(12.7)	1,401.3
Selling, general and administrative	78.3	179.5	416.1	(21.4)	652.5
Research and development	32.2	27.3	36.6	—	96.1
Other operating income	(9.1)	(30.1)	(41.8)	—	(81.0)
Restructuring, impairment and plant closing costs	2.4	14.3	282.6	—	299.3

Operating income	128.7	199.8	97.2	8.7	434.4
Interest expense, net	(369.0)	(46.7)	(176.9)	—	(592.6)
Gain (loss) on accounts receivable securitization program	3.6	(2.0)	(17.2)	—	(15.6)
Equity in income (loss) of affiliates and subsidiaries	68.7	(21.4)	3.9	(47.2)	4.0
Other (expense) income	(35.0)	9.9	5.8	(6.5)	(25.8)
(Loss) income from continuing operations before income taxes, minority interest and accounting changes	(203.0)	139.6	(87.2)	(45.0)	(195.6)
Income tax benefit (expense)	23.1	(52.9)	52.7	—	22.9
Minority interest expense	—	(10.5)	(1.0)	4.3	(7.2)
(Loss) income from continuing operations	(179.9)	76.2	(35.5)	(40.7)	(179.9)
Loss from discontinued operations, net of tax	(7.8)	—	—	—	(7.8)
Net (loss) income	$(187.7)	$76.2	$(35.5)	$(40.7)	$(187.7)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$842.8	$2,303.9	$4,320.8	$23.9	$7,491.4
Related party sales	140.2	236.9	204.8	(427.0)	154.9
Total revenues	983.0	2,540.8	4,525.6	(403.1)	7,646.3
Cost of goods sold	811.6	2,350.4	4,100.6	(426.4)	6,836.2

Gross profit	171.4	190.4	425.0	23.3	810.1
Selling, general and administrative	125.7	69.4	291.8	23.2	510.1
Research and development	37.7	17.3	31.8	—	86.8
Other operating (income) expense	(66.5)	(12.9)	0.9	—	(78.5)
Restructuring, impairment and plant closing (credits) costs	—	(1.5)	56.5	—	55.0

Operating income	74.5	118.1	44.0	0.1	236.7
Interest (expense) income, net	(374.9)	50.0	(155.6)	—	(480.5)
(Loss) gain on accounts receivable securitization program	(64.3)	(2.8)	34.7	—	(32.4)
Equity in income (loss) of affiliates and subsidiaries	37.0	(104.8)	1.6	67.9	1.7
Other (expense) income	(4.4)	13.6	(7.7)	(2.2)	(0.7)
(Loss) income from continuing operations before income taxes, minority interest and accounting changes	(332.1)	74.1	(83.0)	65.8	(275.2)
Income tax benefit (expense)	17.4	(25.1)	(33.3)	—	(41.0)
Minority interest (expense) income	—	(0.6)	—	2.1	1.5
(Loss) income from continuing operations	(314.7)	48.4	(116.3)	67.9	(314.7)
Loss from discontinued operations, net of tax	(2.6)	—	—	—	(2.6)
Net (loss) income	$(317.3)	$48.4	$(116.3)	$67.9	$(317.3)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	288.0	456.0	255.5	(11.2)	988.3

Investing activities:
Capital expenditures	(32.9)	(70.2)	(235.6)	—	(338.7)
Investment in affiliates, net	(114.0)	(10.3)	(8.0)	124.3	(8.0)
Proceeds from sale of assets	6.4	7.1	4.7	—	18.2
Net cash received from affiliates	—	4.5	1.7	—	6.2
Change in restricted cash	0.3	8.6	—	—	8.9
Other, net	—	(1.6)	(1.3)	—	(2.9)
Net cash used in investing activities	(140.2)	(61.9)	(238.5)	124.3	(316.3)

Financing activities:
Net (repayment) borrowings under revolving loan facilities	(125.0)	—	6.3	—	(118.7)
Repayment of long-term debt	(3,004.6)	(453.3)	(3.2)	—	(3,461.1)
Proceeds from long-term debt	2,203.6	—	31.4	—	2,235.0
Call premiums related to early extinguishment of debt	(64.2)	(50.8)	10.3	—	(104.7)
Payments on notes payable	(30.5)	(1.9)	0.8	—	(31.6)
Debt issuance costs paid	(16.9)	(0.4)	—	—	(17.3)
Dividend to parent for acquisition of minority interest	(124.8)	—	—	—	(124.8)
Contribution from parent	837.6	—	—	—	837.6
Intercompany advances, net of repayments	179.7	116.0	(172.9)	(122.8)	—
Dividends paid	—	(9.7)	—	9.7	—
Other, net	—	(0.1)	5.0	—	4.9
Net cash (used in) provided by financing activities	(145.1)	(400.2)	(122.3)	(113.1)	(780.7)

Effect of exchange rate changes on cash	—	—	(2.3)	—	(2.3)

Increase (decrease) in cash and cash equivalents	2.7	(6.1)	(107.6)	—	(111.0)
Cash and cash equivalents at beginning of period	7.3	14.0	222.2	—	243.5
Cash and cash equivalents at end of period	$10.0	$7.9	$114.6	$—	$132.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	(334.1)	452.0	71.2	(7.5)	181.6

Investing activities:
Capital expenditures	(22.8)	(60.8)	(143.0)	—	(226.6)
Investment in affiliates, net	—	—	(11.8)	—	(11.8)
Proceeds from sale of assets	0.1	—	5.1	—	5.2
Net cash (paid to) received from affiliates	(2.6)	8.6	—	—	6.0
Change in restricted cash	0.6	1.0	—	—	1.6
Other, net	—	2.2	0.4	—	2.6
Net cash used in investing activities	(24.7)	(49.0)	(149.3)	—	(223.0)

Financing activities:
Net borrowings under revolving loan facilities	90.8	—	23.0	—	113.8
Repayment of long-term debt	(2,701.1)	(37.7)	(84.0)	—	(2,822.8)
Proceeds from long-term debt	2,839.1	—	30.7	—	2,869.8
Call premiums related to early extinguishment of debt	(17.0)	—	—	—	(17.0)
Payments on notes payable	(19.6)	—	—	—	(19.6)
Net repayments of overdraft facility	(7.5)	(0.9)	(2.2)	—	(10.6)
Debt issuance costs paid	(35.6)	—	—	—	(35.6)
Intercompany advances, net of repayments	199.6	(355.9)	156.3	—	—
Dividends paid	—	(4.9)	(2.6)	7.5	—
Other, net	—	—	5.4	—	5.4
Net cash provided by (used in) financing activities	348.7	(399.4)	126.6	7.5	83.4

Effect of exchange rate changes on cash	—	(0.9)	12.0	—	11.1

(Decrease) increase in cash and cash equivalents	(10.1)	2.7	60.5	—	53.1
Cash and cash equivalents at beginning of period	17.4	11.3	161.7	—	190.4
Cash and cash equivalents at end of period	$7.3	$14.0	$222.2	$—	$243.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(168.5)	$290.4	$98.0	$(4.0)	$215.9

Investing activities:
Capital expenditures	(17.9)	(60.6)	(126.3)	—	(204.8)
Proceeds from sale of assets	—	0.2	—	—	0.2
Acquisition of business, net of cash acquired	0.3	(431.7)	53.5	—	(377.9)
Purchase of Vantico senior notes	—	(22.7)	—	—	(22.7)
Net cash (paid to) received from affiliates	(9.1)	0.8	—	—	(8.3)
Investment in affiliates, net	6.1	—	(6.1)	—	—
Change in restricted cash	(0.8)	(0.6)	—	—	(1.4)
Other, net	—	(2.3)	0.1	—	(2.2)
Net cash used in investing activities	(21.4)	(516.9)	(78.8)	—	(617.1)

Financing activities:
Net repayment under revolving loan facilities	(168.3)	—	—	—	(168.3)
Repayment of long-term debt	(593.2)	(1.2)	(8.0)	—	(602.4)
Proceeds from long term debt	813.4	—	—	—	813.4
Issuance of senior secured notes	—	348.0	—	—	348.0
Cost of raising equity capital	—	(10.4)	0.3	—	(10.1)
Payment on notes payable	—	—	(1.0)	—	(1.0)
Net borrowings (repayment) of overdraft facility	7.5	—	(2.3)	—	5.2
Debt issuance costs paid	(30.1)	(14.4)	—	—	(44.5)
Intercompany advances, net of repayments	91.8	(183.9)	92.1	—	—
Dividends paid	—	(4.0)	—	4.0	—
Contribution from parent	—	164.4	—	—	164.4
Other, net	—	—	2.7	—	2.7
Net cash provided by financing activities	121.1	298.5	83.8	4.0	507.4

Effect of exchange rate changes on cash	—	(1.1)	9.9	—	8.8

(Decrease) increase in cash and cash equivalents	(68.8)	70.9	112.9	—	115.0
Cash and cash equivalents at beginning of period	86.2	(59.6)	48.8	—	75.4
Cash and cash equivalents at end of period	$17.4	$11.3	$161.7	$—	$190.4

30.          Condensed Consolidating Financial Statements – Huntsman Advanced Materials LLC

On December 20, 2005, in connection with the AdMat Minority Interest Transaction, we redeemed all of AdMat’s outstanding $250 million 11% senior secured fixed rate notes due 2010 and paid $35.6 million in call premiums. Also during 2005, we redeemed all of AdMat’s remaining $100.0 million secured floating rate notes due 2008 and paid $6.0 million in call premiums. See “Note 14 Long-Term Debt” Prior to the AdMat Minority Interest Transaction, we fully and unconditionally guaranteed the AdMat secured notes.

In connection with the AdMat Minority Interest Transaction, AdMat and its U.S. subsidiaries that had previously guaranteed the AdMat secured notes (the “AdMat Guarantors”) executed supplemental indentures to guarantee all of our outstanding debt securities. The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; Huntsman Advanced Materials LLC (the Issuer Company); the AdMat Guarantors on a combined, and where appropriate, consolidated basis; and the AdMat non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2005 and December 31, 2004 and for the years ended December 31, 2005, 2004, and 2003. There were no contractual restrictions limiting transfers of cash from guarantor subsidiaries to AdMat. Each of the AdMat Guarantors is 100% owned by us and had fully and unconditionally guaranteed the AdMat secured notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(Dollars in Millions)

	Parent Company	Issuer Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$10.0	$2.3	$6.3	$113.9	$—	$132.5
Accounts and notes receivables, net	88.6	1.6	41.4	1,343.6	—	1,475.2
Accounts receivable from affiliates	523.4	2.8	176.7	1,246.5	(1,939.0)	10.4
Inventories, net	129.7	1.9	50.3	1,128.1	(0.8)	1,309.2
Prepaid expenses	3.6	—	1.4	55.1	(14.2)	45.9
Deferred income taxes	45.5	—	0.7	(14.8)	(0.2)	31.2
Other current assets	27.7	—	4.4	37.8	—	69.9
Total current assets	828.5	8.6	281.2	3,910.2	(1,954.2)	3,074.3

Property, plant and equipment, net	559.3	10.6	273.7	3,489.9	3.2	4,336.7
Investment in affiliates	3,521.8	262.2	427.1	509.6	(4,545.1)	175.6
Intangible assets, net	170.4	(14.7)	19.8	46.5	—	222.0
Goodwill	—	88.0	—	3.2	—	91.2
Deferred income taxes	—	5.2	37.1	51.9	—	94.2
Receivables from affiliates	2,204.1	146.5	262.9	170.4	(2,780.9)	3.0
Other noncurrent assets	90.1	2.1	3.0	540.9	(0.1)	636.0
Total assets	$7,374.2	$508.5	$1,304.8	$8,722.6	$(9,277.1)	$8,633.0

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$78.7	$—	$30.8	$983.2	$—	$1,092.7
Accounts payable to affiliates	1,214.8	77.6	34.2	621.0	(1,938.9)	8.7
Accrued liabilities	188.3	36.9	34.0	407.2	65.9	732.3
Deferred income taxes	—	5.2	1.1	76.4	(80.3)	2.4
Current portion of long-term debt	20.3	0.9	—	23.4	—	44.6
Total current liabilities	1,502.1	120.6	100.1	2,111.2	(1,953.3)	1,880.7

Long-term debt	4,290.6	—	—	122.7	—	4,413.3
Long-term debt to affiliates	67.5	—	286.3	2,427.1	(2,780.9)	—
Deferred income taxes	45.5	0.3	14.5	156.6	—	216.9
Other noncurrent liabilities	136.8	0.5	97.5	535.2	—	770.0
Total liabilities	6,042.5	121.4	498.4	5,352.8	(4,734.2)	7,280.9

Minority interest in consolidated subsidiaries	—	—	—	97.2	(76.8)	20.4
Members’ equity:
Members’ equity	2,794.0	426.9	847.2	2,875.1	(4,149.2)	2,794.0
Subsidiary preferred stock	—	—	—	72.0	(72.0)	—
(Accumulated deficit) retained earnings	(1,384.0)	(18.4)	(22.4)	259.0	(218.2)	(1,384.0)
Accumulated other comprehensive (loss) income	(78.3)	(21.4)	(18.4)	66.5	(26.7)	(78.3)
Total members’ equity	1,331.7	387.1	806.4	3,272.6	(4,466.1)	1,331.7
Total liabilities and members’ equity	$7,374.2	$508.5	$1,304.8	$8,722.6	$(9,277.1)	$8,633.0

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Issuer Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$7.3	$4.6	$70.8	$160.8	$—	$243.5
Restricted cash	0.3	—	—	8.6	—	8.9
Accounts and notes receivables, net	77.5	—	52.9	1,455.1	0.3	1,585.8
Accounts receivable from affiliates	93.4	76.7	228.0	279.4	(667.1)	10.4
Inventories, net	122.4	—	47.1	1,085.4	(1.0)	1,253.9
Prepaid expenses	3.9	—	—	56.9	(15.7)	45.1
Deferred income taxes	—	—	—	11.9	—	11.9
Other current assets	57.6	0.1	8.9	11.9	(53.6)	24.9
Total current assets	362.4	81.4	407.7	3,070.0	(737.1)	3,184.4

Property, plant and equipment, net	615.5	—	329.9	3,871.9	—	4,817.3
Investment in affiliates	3,374.2	416.2	204.1	(1,122.0)	(2,701.6)	170.9
Intangible assets, net	199.4	(23.6)	23.6	56.2	(2.4)	253.2
Goodwill	—	—	—	3.3	—	3.3
Deferred income taxes	0.4	5.2	28.6	8.5	—	42.7
Receivables from affiliates	2,219.6	425.6	355.3	1,961.5	(4,938.4)	23.6
Other noncurrent assets	115.9	13.9	—	555.7	(6.5)	679.0
Total assets	$6,887.4	$918.7	$1,349.2	$8,405.1	$(8,386.0)	$9,174.4

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$48.6	$—	$25.4	$888.2	$(0.1)	$962.1
Accounts payable to affiliates	57.7	33.6	146.9	462.9	(666.8)	34.3
Accrued liabilities	547.2	25.8	51.0	219.8	(64.6)	779.2
Deferred income taxes	45.6	5.3	1.0	(34.1)	(3.3)	14.5
Current portion of long-term debt	22.3	0.7	—	14.5	—	37.5
Total current liabilities	721.4	65.4	224.3	1,551.3	(734.8)	1,827.6

Long-term debt	5,359.1	348.6	—	91.9	—	5,799.6
Long-term debt to affiliates	518.0	249.1	420.6	4,205.3	(4,938.4)	454.6
Deferred income taxes	(34.2)	—	—	214.4	—	180.2
Other noncurrent liabilities	159.7	—	123.7	430.7	(1.8)	712.3
Total liabilities	6,724.0	663.1	768.6	6,493.6	(5,675.0)	8,974.3

Minority interest in consolidated subsidiaries	—	—	25.5	74.6	(63.4)	36.7
Members’ equity:
Members’ equity	1,524.1	222.1	525.6	1,499.1	(2,246.8)	1,524.1
Subsidiary preferred stock	—	—	—	72.0	(72.0)	—
(Accumulated deficit) retained earnings	(1,504.7)	38.9	34.3	(91.2)	18.0	(1,504.7)
Accumulated other comprehensive income (loss)	144.0	(5.4)	(4.8)	357.0	(346.8)	144.0
Total members’ equity	163.4	255.6	555.1	1,836.9	(2,647.6)	163.4
Total liabilities and members’ equity	$6,887.4	$918.7	$1,349.2	$8,405.1	$(8,386.0)	$9,174.4

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005

(Dollars in Millions)

	Parent Company	Issuer Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,364.0	$—	$279.5	$11,214.1	$—	$12,857.6
Related party sales	248.9	—	137.1	864.7	(1,146.7)	104.0
Total revenues	1,612.9	—	416.6	12,078.8	(1,146.7)	12,961.6
Cost of goods sold	1,290.5	0.4	340.3	10,701.4	(1,142.2)	11,190.4

Gross profit (loss)	322.4	(0.4)	76.3	1,377.4	(4.5)	1,771.2
Selling, general and administrative	117.8	1.2	(15.5)	574.2	—	677.7
Research and development	34.9	—	30.8	29.8	—	95.5
Other operating (income) expense	(26.3)	(7.9)	36.8	39.6	—	42.2
Restructuring, impairment and plant closing costs	5.0	—	0.3	118.3	—	123.6

Operating income	191.0	6.3	23.9	615.5	(4.5)	832.2
Interest (expense) income, net	(220.7)	(27.8)	9.0	(186.1)	—	(425.6)
Gain (loss) on accounts receivable securitization program	15.7	—	—	(26.4)	—	(10.7)
Equity in income (loss) of affiliates and subsidiaries	273.5	44.3	(53.7)	8.2	(264.1)	8.2
Other (expense) income	(119.7)	(52.6)	0.2	9.8	(5.2)	(167.5)
Income (loss) from continuing operations before income taxes, minority interest and accounting changes	139.8	(29.8)	(20.6)	421.0	(273.8)	236.6
Income tax benefit (expense)	25.0	(27.5)	(6.1)	(34.2)	—	(42.8)
Minority interest expense	—	—	(0.7)	(19.3)	18.3	(1.7)
Income (loss) from continuing operations	164.8	(57.3)	(27.4)	367.5	(255.5)	192.1
Loss from discontinued operations (including loss on disposal of $36.4), net of tax	(43.9)	—	—	—	—	(43.9)
Cumulative effect of changes in accounting principle, net of tax	(0.2)	—	(0.8)	(26.5)	—	(27.5)
Net income (loss)	$120.7	$(57.3)	$(28.2)	$341.0	$(255.5)	$120.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Issuer Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,177.8	$—	$246.1	$9,707.3	$247.3	$11,378.5
Related party sales	181.3	—	99.0	329.4	(561.8)	47.9
Total revenues	1,359.1	—	345.1	10,036.7	(314.5)	11,426.4
Cost of goods sold	1,126.6	—	395.4	8,809.4	(306.3)	10,025.1

Gross profit (loss)	232.5	—	(50.3)	1,227.3	(8.2)	1,401.3
Selling, general and administrative	78.3	7.7	69.9	508.6	(12.0)	652.5
Research and development	32.2	—	32.4	31.5	—	96.1
Other operating income	(9.1)	(11.0)	(45.3)	(15.6)	—	(81.0)
Restructuring, impairment and plant closing costs	2.4	—	6.4	290.5	—	299.3

Operating income (loss)	128.7	3.3	(113.7)	412.3	3.8	434.4
Interest (expense) income, net	(369.0)	(6.2)	173.4	(390.8)	—	(592.6)
Gain (loss) on accounts receivable securitization program	3.6	—	—	(19.2)	—	(15.6)
Equity in income (loss) of affiliates and subsidiaries	68.7	84.3	(4.5)	(97.7)	(46.8)	4.0
Other (expense) income	(35.0)	—	—	15.7	(6.5)	(25.8)
(Loss) income from continuing operations before income taxes, minority interest and accounting changes	(203.0)	81.4	55.2	(79.7)	(49.5)	(195.6)
Income tax benefit (expense)	23.1	(29.2)	(3.0)	32.0	—	22.9
Minority interest expense	—	—	(6.2)	(4.3)	3.3	(7.2)
(Loss) income from continuing operations	(179.9)	52.2	46.0	(52.0)	(46.2)	(179.9)
Loss from discontinued operations, net of tax	(7.8)	—	—	—	—	(7.8)
Net (loss) income	$(187.7)	$52.2	$46.0	$(52.0)	$(46.2)	$(187.7)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Issuer Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$842.8	$—	$273.4	$6,351.4	$23.8	$7,491.4
Related party sales	140.2	—	124.2	253.0	(362.5)	154.9
Total revenues	983.0	—	397.6	6,604.4	(338.7)	7,646.3
Cost of goods sold	811.6	2.0	341.5	6,042.9	(361.8)	6,836.2

Gross profit (loss)	171.4	(2.0)	56.1	561.5	23.1	810.1
Selling, general and administrative	125.7	6.3	28.0	326.9	23.2	510.1
Research and development	37.7	—	20.9	28.2	—	86.8
Other operating income	(66.5)	(8.9)	(2.6)	(0.5)	—	(78.5)
Restructuring, impairment and plant closing costs	—	—	—	55.0	—	55.0

Operating income	74.5	0.6	9.8	151.9	(0.1)	236.7
Interest expense, net	(374.9)	(3.6)	(16.0)	(86.0)	—	(480.5)
(Loss) gain on accounts receivable securitization program	(64.3)	—	—	31.9	—	(32.4)
Equity in income (loss) of affiliates and subsidiaries	37.0	(15.8)	(0.1)	(93.5)	74.1	1.7
Other (expense) income	(4.4)	—	—	6.8	(3.1)	(0.7)
(Loss) income from continuing operations before income taxes, minority interest and accounting changes	(332.1)	(18.8)	(6.3)	11.1	70.9	(275.2)
Income tax benefit (expense)	17.4	5.5	(7.0)	(56.9)	—	(41.0)
Minority interest income (expense)	—	—	1.5	(2.1)	2.1	1.5
Loss from continuing operations	(314.7)	(13.3)	(11.8)	(47.9)	73.0	(314.7)
Loss from discontinued operations, net of tax	(2.6)	—	—	—	—	(2.6)
Net loss	$(317.3)	$(13.3)	$(11.8)	$(47.9)	$73.0	$(317.3)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(Dollars in Millions)

	Parent Company	Issuer Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	288.0	112.1	(47.4)	645.3	(9.7)	988.3

Investing activities:
Capital expenditures	(32.9)	—	(21.4)	(284.4)	—	(338.7)
Investment in affiliates, net	(114.0)	—	1.5	(8.1)	112.6	(8.0)
Proceeds from sale of assets	6.4	—	—	11.8	—	18.2
Net cash received from affiliates	—	—	0.3	5.9	—	6.2
Change in restricted cash	0.3	—	—	8.6	—	8.9
Other, net	—	—	(1.4)	(1.5)	—	(2.9)
Net cash used in investing activities	(140.2)	—	(21.0)	(267.7)	112.6	(316.3)

Financing activities:
Net (repayment) borrowings under revolving loan facilities	(125.0)	—	—	6.3	—	(118.7)
Repayment of long-term debt	(3,004.6)	(350.0)	—	(106.5)	—	(3,461.1)
Proceeds from long-term debt	2,203.6	—	—	31.4	—	2,235.0
Call premiums related to early extinguishment of debt	(64.2)	(40.6)	—	0.1	—	(104.7)
Payments on notes payable	(30.5)	(1.9)	—	0.8	—	(31.6)
Debt issuance costs paid	(16.9)	(0.4)	—	—	—	(17.3)
Dividend to parent for acquisition of minority interest	(124.8)	—	—	—	—	(124.8)
Contribution from parent	837.6	—	—	—	—	837.6
Intercompany advances - net of repayments	179.7	278.5	2.1	(347.7)	(112.6)	—
Dividends paid	—	—	—	(9.7)	9.7	—
Other, net	—	—	—	4.9	—	4.9
Net cash (used in) provided by financing activities	(145.1)	(114.4)	2.1	(420.4)	(102.9)	(780.7)

Effect of exchange rate changes on cash	—	—	1.8	(4.1)	—	(2.3)

Increase (decrease) in cash and cash equivalents	2.7	(2.3)	(64.5)	(46.9)	—	(111.0)
Cash and cash equivalents at beginning of period	7.3	4.6	70.8	160.8	—	243.5
Cash and cash equivalents at end of period	$10.0	$2.3	$6.3	$113.9	$—	$132.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(Dollars in Millions)

	Parent Company	Issuer Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	(334.1)	(25.4)	128.2	420.4	(7.5)	181.6

Investing activities:
Capital expenditures	(22.8)	—	(12.8)	(191.0)	—	(226.6)
Investment in affiliates, net	—	—	0.2	(12.0)	—	(11.8)
Proceeds from sale of assets	0.1	—	0.9	4.2	—	5.2
Net cash (paid to) received from affiliates	(2.6)	—	—	8.6	—	6.0
Change in restricted cash	0.6	—	—	1.0	—	1.6
Other, net	—	—	—	2.6	—	2.6
Net cash used in investing activities	(24.7)	—	(11.7)	(186.6)	—	(223.0)

Financing activities:
Net borrowings under revolving loan facilities	90.8	—	—	23.0	—	113.8
Repayment of long-term debt	(2,701.1)	—	—	(121.7)	—	(2,822.8)
Proceeds from long-term debt	2,839.1	—	—	30.7	—	2,869.8
Call premiums related to early extinguishment of debt	(17.0)	—	—	—	—	(17.0)
Payments on notes payable	(19.6)	—	—	—	—	(19.6)
Net repayment of overdraft facility	(7.5)	(0.9)	—	(2.2)	—	(10.6)
Debt issuance costs paid	(35.6)	—	—	—	—	(35.6)
Intercompany advances - net of repayments	199.6	21.0	(90.5)	(130.1)	—	—
Dividends paid	—	—	—	(7.5)	7.5	—
Other, net	—	—	—	5.4	—	5.4
Net cash provided by (used in) financing activities	348.7	20.1	(90.5)	(202.4)	7.5	83.4

Effect of exchange rate changes on cash	—	—	(0.9)	12.0	—	11.1

(Decrease) increase in cash and cash equivalents	(10.1)	(5.3)	25.1	43.4	—	53.1
Cash and cash equivalents at beginning of period	17.4	9.9	45.7	117.4	—	190.4
Cash and cash equivalents at end of period	$7.3	$4.6	$70.8	$160.8	$—	$243.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Parent Company	Issuer Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	(168.5)	(23.4)	28.6	383.2	(4.0)	215.9

Investing activities:
Capital expenditures	(17.9)	—	(4.1)	(182.8)	—	(204.8)
Investment in affiliates, net	6.1	—	—	(6.1)	—	—
Proceeds from sale of assets	—	—	—	0.2	—	0.2
Acquisition of business, net of cash acquired	0.3	(431.9)	18.8	34.9	—	(377.9)
Purchase of Vantico senior notes	—	(22.7)	—	—	—	(22.7)
Net cash (paid to) received from affiliates	(9.1)	—	—	0.8	—	(8.3)
Change in restricted cash	(0.8)	—	—	(0.6)	—	(1.4)
Other, net	—	—	—	(2.2)	—	(2.2)
Net cash (used in) provided by investing activities	(21.4)	(454.6)	14.7	(155.8)	—	(617.1)

Financing activities:
Net repayment under revolving loan facilities	(168.3)	—	—	—	—	(168.3)
Repayment of long-term debt	(593.2)	—	—	(9.2)	—	(602.4)
Proceeds from long-term debt	813.4	—	—	—	—	813.4
Issuance of senior secured notes	—	348.0	—	—	—	348.0
Cost of raising equity capital	—	(10.1)	—	—	—	(10.1)
Payments on notes payable	—	—	(1.0)	—	—	(1.0)
Net borrowings (repayment) of overdraft facility	7.5	—	(0.7)	(1.6)	—	5.2
Debt issuance costs paid	(30.1)	(14.4)	—	—	—	(44.5)
Contribution from parent	—	164.4	—	—	—	164.4
Intercompany advances - net of repayments	91.8	—	1.3	(93.1)	—	—
Dividends paid	—	—	—	(4.0)	4.0	—
Other, net	—	—	—	2.7	—	2.7
Net cash provided by (used in) financing activities	121.1	487.9	(0.4)	(105.2)	4.0	507.4

Effect of exchange rate changes on cash	—	—	2.8	6.0	—	8.8

(Decrease) increase in cash and cash equivalents	(68.8)	9.9	45.7	128.2	—	115.0
Cash and cash equivalents at beginning of period	86.2	—	—	(10.8)	—	75.4
Cash and cash equivalents at end of period	$17.4	$9.9	$45.7	$117.4	$—	$190.4

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(Dollars in Millions)

		Column C
Column A	Column B	Additions			Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts		Deductions		Balance at End of Period

Allowance for Doubtful Accounts:
Year ended December 31, 2005	$25.8	$4.2	$3.7		$—		$33.7
Year ended December 31, 2004	26.5	2.0	—		(2.7)		25.8
Year ended December 31, 2003	14.5	10.2	14.3	(1)	(12.5)		26.5

Valuation Allowance on Deferred Tax Assets:
Year ended December 31, 2005	937.2	(150.7)	—		(291.2	)(2)	495.3
Year ended December 31, 2004	763.3	48.7	182.3		(57.1)		937.2
Year ended December 31, 2003	149.6	112.5	502.0		(0.8)		763.3

(1)           Represents specific reserves provided for receivables as a result of the HLLC Consolidation Transaction and the AdMat Transaction in 2003.

(2)           See “Note 18 Income Taxes” to our Consolidated Financial Statements included elsewhere in this report

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger dated August 16, 2005 relating to our merger with Huntsman LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed August 22, 2005).

2.2

Share and Asset Purchase Agreement by and between our Company, Ciba Specialty Chemicals Holding Inc. and RM 2526 Vermogensverwaltungs GmbH dated as of February 18, 2006 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed February 24, 2006).

3.1	Certificate of Formation of our Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333- 85141))

3.2

Second Amended and Restated Limited Liability Company Agreement of our Company dated December 20, 2001 (incorporated by reference to Exhibit 3.2 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

3.3	Certificate of Amendment to Certificate of Formation of Huntsman International LLC (incorporated by reference to Exhibit 3.9 to our annual report on Form 10-K for the year ended December 31, 2000)

3.16	Limited Liability Company Agreement of Huntsman Texas Holdings LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.12 to our registration statement on Form S-4 (File No. 333-58578))

3.17	Certificate of Formation of Eurofuels LLC (incorporated by reference to Exhibit 3.13 to our registration statement on Form S-4 (File No. 333-58578))

3.18	Limited Liability Company Agreement of Eurofuels LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-4 (File No. 333-58578))

3.19	Certificate of Formation of Eurostar Industries LLC (incorporated by reference to Exhibit 3.15 to our registration statement on Form S-4 (File No. 333- 58578))

3.20	Limited Liability Company Agreement of Eurostar Industries LLC dated July 12, 2000 (incorporated by reference to Exhibit 3.16 to our registration statement on Form S-4 (File No. 333-58578))

3.21	Certificate of Limited Partnership of Huntsman Ethyleneamines Ltd. (incorporated by reference to Exhibit 3.17 to our registration statement on Form S-4 (File No. 333-58578))

3.22	Articles of Limited Partnership of Huntsman Ethyleneamines Ltd. dated January 5, 2001 (incorporated by reference to Exhibit 3.18 to our registration statement on Form S-4 (File No. 333-58578))

3.23	Certificate of Limited Partnership of Huntsman Propylene Oxide Ltd. (incorporated by reference to Exhibit 3.19 to our registration statement on Form S-4 (File No. 333-58578))

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

4.2	Form of 101/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)

4.3	Form of 101/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)

4.4	Form of Guarantee relating to the 101/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.1)

4.5

First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to our registration statement on Form S-4 (File No. 333-85141))

4.6

Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 101/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

4.7	Form of 101/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.6)

4.8	Form of 101/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.6)

4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.6)

4.10

First Supplemental Indenture, dated as of January 11, 2002, among our Company, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

4.11

Indenture, dated as of March 21, 2002, among our Company, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.11)

4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.11)

4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.11)

4.15

Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to our registration statement on Form S-4 (File No. 333-106482))

4.16

Indenture, dated as of December 17, 2004, among our Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to 7 3/8% Senior Subordinated Notes due 2015 and 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated December 17, 2004 (File No. 333-85141))

4.19	Form of 7 3/8% Senior Subordinated Notes due 2015 denominated in dollars (included as Exhibit A-1 to Exhibit 4.16)

4.20	Form of 7 1/2% Senior Subordinated Notes due 2015 denominated in euros (included as Exhibit A-2 to Exhibit 4.16)

4.21	Form of Guarantee (included as Exhibit E to Exhibit 4.16)

4.22

Exchange and Registration Rights Agreement, dated as of December 17, 2004, among our Company, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K dated December 17, 2004 (File No. 333-85141))

4.23

Supplemental Indenture dated August 16, 2005 to Indenture dated as of June 30, 1999, as amended, among our Company, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our dollar and euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed August 22, 2005)

4.24

Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 13, 2001, as amended, among our Company, the Guarantors named therein, and The Bank of New York, as trustee, relating to our euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed August 22, 2005)

4.25

Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 21, 2002 among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our 9 7/8% senior notes due 2009 (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed August 22, 2005)

4.26

Supplemental Indenture dated August 16, 2005 to Indenture dated as of December 17, 2004 among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our dollar denominated 7 3/8% senior subordinated notes due 2015 and euro denominated 7 1/2% senior subordinated notes due 2015 (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed August 22, 2005)

4.27

Indenture dated September 30, 2003 among Huntsman LLC, the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to our 11 5/8% senior secured notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.36 to Huntsman LLC’s registration statement on Form S-4 (File No. 333-112279))

4.28

Supplemental Indenture dated July 13, 2005 to Indenture dated September 30, 2003 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our 11 5/8% senior secured notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)

4.29

Supplemental Indenture dated August 16, 2005 to Indenture dated September 30, 2003 among our Company, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our 11 5/8% senior secured notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.7 to our current report on Form 8-K filed August 22, 2005)

4.30

Indenture dated June 22, 2004 among Huntsman LLC, the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to our 11 1/2% senior notes due 2012 and senior floating rate notes due 2011, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the quarter ended June 30, 2004)

4.31

Supplemental Indenture dated July 11, 2005 to Indenture dated June 22, 2004 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our 11 1/2% senior notes due 2012 and senior floating rate notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)

4.32

Supplemental Indenture dated August 16, 2005 to Indenture dated June 22, 2004 among our Company, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our 11 1/2% senior notes due 2012 and senior floating rate notes due 2011, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.10 to our current report on Form 8-K filed August 22, 2005)

4.33

Supplemental Indenture dated December 20, 2005 to Indenture dated as of June 30, 1999, as amended, among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our Company’s dollar and euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on December 27, 2005)

4.34

Supplemental Indenture dated December 20, 2005 to Indenture dated as of March 13, 2001, as amended, among our Company, the Guarantors named therein, and The Bank of New York, as trustee, relating to our euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on December 27, 2005)

4.35

Supplemental Indenture dated December 20, 2005 to Indenture dated as of March 21, 2002, as amended, among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee,  relating to our 9 7/8% senior notes due 2009 (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on December 27, 2005)

4.36

Supplemental Indenture dated December 20, 2005 to Indenture dated as of December 17, 2004, as amended, among our Company, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to our dollar denominated 7 3/8% senior subordinated notes due 2015 and euro denominated 7 ½% senior subordinated notes due 2015 (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed on December 27, 2005)

4.37

Supplemental Indenture dated December 20, 2005 to Indenture dated September 30, 2003 among our Company (as successor by merger to Huntsman LLC), the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to our 11 5/8% senior secured notes due 2010 (incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed on December 27, 2005)

4.38

Supplemental Indenture dated December 20, 2005 to Indenture dated June 22, 2004, as amended, among our Company (as successor by merger to Huntsman LLC), the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to our 11 1/2% senior notes due 2012 and senior floating rate notes due 2011 (incorporated by reference to Exhibit 4.6 to our current report on Form 8-K filed on December 27, 2005)

10.1

Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and our Company (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-85141))

10.2

Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-85141))

10.3

Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-85141))

the year ended December 31, 2000)

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

10.8

Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 2000)

10.9

Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended December 31, 2000)

10.10

Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for the year ended December 31, 2000)

10.11

Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (U.K.) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2000)

10.12

U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels, L.P., each as a Seller and an Originator (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the year ended December 31, 2000)

10.13

Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.22 to our annual report on Form 10-K for the year ended December 31, 2000)

10.14

U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (U.K.) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2000)

10.15

Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 4, 2001)

10.16

Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.25 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

10.17

Amendment Agreement, dated December 20, 2001, between Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC and our Company, to amend the Contribution Agreement dated as of April 15, 1999 (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-4 (File No. 333-106482))

10.18

Second Amendment, dated as of October 21, 2002, between Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA, and J.P. Morgan (Ireland) PLC, to Series 2000-1 Supplement, dated as of December 21, 2000 (incorporated by reference to Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2002)

10.19

First Amendment to Series 2001-1 Supplement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the year ended December 31, 2002)

10.20

First Amendment to Amended and Restated Pooling Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland) PLC (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2002)

10.21

Amended and Restated Servicing Agreement, dated as of October 21, 2002, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc., Huntsman Holland B.V., Tioxide Europe Limited, our Company, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., Tioxide Europe SRL, Huntsman Surface Sciences Italia SRL, Huntsman Patrica S.R.L., Tioxide Europe S.L., Huntsman Surface Sciences Ibérica, S.L., Tioxide Europe SAS, Huntsman Surface Sciences (France) S.A.S., Huntsman Surface Sciences UK Ltd, Huntsman Ethyleneamines Ltd., as Local Servicers, J.P. Morgan Bank (Ireland) PLC, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and our Company, as Servicer Guarantor (incorporated by reference to Exhibit 10.30 to our annual report on Form 10-K for the year ended December 31, 2002)

10.22

Amended and Restated U.S. Receivables Purchase Agreement, dated as of October 21, 2002, among our Company, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., and Huntsman Ethyleneamines Ltd., each as a Seller and an Originator (incorporated by reference to Exhibit 10.31 to our annual report on Form 10-K for the year ended December 31, 2002)

10.23

Amended and Restated UK Receivables Purchase Agreement, dated as of October 21, 2002, among our Company, as Purchaser, Huntsman Surface Sciences UK Limited, Tioxide Europe Limited, and Huntsman Petrochemicals (UK) Limited, as Originators, Huntsman (Europe) B.V.B.A, as Master Servicer (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K for the year ended December 31, 2002)

10.25

Deed of Amendment to Contribution Agreement, dated as of November 27, 2002, among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings, LLC, and our Company (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K for the year ended December 31, 2002)

10.27

Business Consulting Agreement, dated as of June 3, 2003, between our Company and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to our registration statement on Form S-4 (File No. 333-106482))

10.30

Credit Agreement dated August 16, 2005 among our Company, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 22, 2005)

10.31

Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing our 11 5/8% senior secured notes (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed August 22, 2005)

10.32

Collateral Security Agreement dated August 16, 2005 among our Company, Deutsche Bank AG New York Branch and other financial institutions named therein (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed August 22, 2005)

10.33

Second Amendment to Amended and Restated Pooling Agreement dated August 16, 2005 among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed August 22, 2005)

10.34

Fourth Amendment to 2000-1 Supplement dated August 16, 2005 among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to our current report on Form
8-K filed August 22, 2005)

10.35

Consent and First Amendment to Credit Agreement dated December 20, 2005 among our Company, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 27, 2005)

10.36

Collateral Security Agreement Supplement No. 1 dated December 20, 2005 among our Company, Deutsche Bank AG New York Branch, Huntsman Advanced Materials Holdings LLC, Huntsman Advanced Materials LLC and Huntsman Advanced Materials Americas, Inc (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on December 27, 2005)

10.37	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 30, 2005)

10.38	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on December 30, 2005)

10.39	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on December 30, 2005)

10.40*	Fifth Amendment to Series 2000-1 Supplement, dated March 14, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA, JPMorgan Chase Bank, N.A. and J.P. Morgan (Ireland) plc.

18.1*	Preferability Letter from Deloitte & Touche LLP

21.1	Omitted pursuant to General Instruction I of Form 10-K

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.