Form 10-K
period 2007-12-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2008-02-22
CIK 1089748, 1307954

Use these links to rapidly review the document
HUNTSMAN CORPORATION AND SUBSIDIARIES HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES 2007 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☒	NO ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

            On June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by nonaffiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$2,205,082,624	(1)
Huntsman International LLC	Units of Membership Interest	$0	(2)

(1)
Based on the closing price of $24.31 per share of common stock as quoted on the New York Stock Exchange.

(2)
All units of membership interest are held by Huntsman Corporation, an affiliate.

            On February 21, 2008, the number of shares outstanding of each of the registrant's classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	234,053,329
Huntsman International LLC	Units of Membership Interest	2,728

            This Annual Report on Form 10-K presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Annual Report on Form 10-K is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated.

            Huntsman International LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

Part III: Proxy Statement for the 2008 Annual Meeting of Stockholders of Huntsman Corporation.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2007 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

i

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2007 ANNUAL REPORT ON FORM 10-K

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions or dispositions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

        All forward-looking statements, including without limitation management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in "Part I. Item 1A. Risk Factors" and elsewhere in this report.

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

        For convenience in this report, the terms "Company," "our," "us," or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International Holdings" refers to Huntsman International Holdings LLC (our 100% owned subsidiary that merged into Huntsman International LLC on August 16, 2005) and, unless the context otherwise requires, its subsidiaries; "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "Huntsman Advanced Materials" refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; "Huntsman LLC" refers to Huntsman LLC (our 100% owned subsidiary that merged into Huntsman International on August 16, 2005); "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "SLIC"

ii

refers to Shanghai Liengheng Isocyanate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); "HMP" refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that merged into us on March 17, 2005); "HMP Equity Trust" refers to HMP Equity Trust (the holder of approximately 22% of our common stock); and "Hexion" refers to Hexion Specialty Chemicals, Inc., an entity owned by affiliates of Apollo Management, L.P. ("Apollo").

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products. Many of these terms are defined in the Glossary of Chemical Terms found at the conclusion of "Part I, Item 1. Business" below.

iii

PART I

ITEM 1.    BUSINESS

GENERAL

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of businesses.

        In February 2005, we completed an initial public offering of common stock and mandatory convertible preferred stock. In connection with this initial public offering, we completed a transaction in which our predecessor, Huntsman Holdings, LLC, became our wholly owned subsidiary, and the existing beneficial holders of the common and preferred members interests of Huntsman Holdings, LLC received shares of our common stock in exchange for their interests (the "Reorganization Transaction"). Also during 2005, we completed a series of transactions designed to simplify our consolidated group's financing and public reporting structure, to reduce our cost of financing and to facilitate other organizational efficiencies, including the following:

  •
  On December 20, 2005, we agreed to pay $125.0 million to affiliates of SISU Capital Limited and other third parties to acquire the 9.7% of the equity of Huntsman Advanced Materials that we did not already own. We contributed all of these equity interests to Huntsman International.

  •
  On August 16, 2005, we completed mergers (collectively, the "Affiliate Mergers") in which Huntsman LLC and Huntsman International Holdings merged into Huntsman International.

        In addition, we have completed a series of transactions pursuant to which we have disposed of commodity chemicals businesses:

  •
  On November 5, 2007, we completed the sale of our U.S. base chemicals business to Flint Hills Resources, a wholly owned subsidiary of Koch, (the "U.S. Base Chemicals Disposition"), and, on August 1, 2007, we closed on the sale of our North American polymers business assets to Flint Hills Resources (the "North American Polymers Disposition" and together with the U.S. Base Chemicals Disposition, the "U.S. Petrochemicals Disposition"). For more information, see "—Recent Developments—Sale of U.S. Base Chemicals and Polymers Business" below.

  •
  On December 29, 2006, we sold all of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited to SABIC (the "U.K. Petrochemicals Disposition"). For more information, see "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" to our consolidated financial statements included elsewhere in this report.

        On July 12, 2007, we entered into an agreement and plan of merger (the "Merger Agreement") with Hexion and one of its subsidiaries (the "Merger Sub"). Hexion is owned by affiliates of Apollo. Under the Merger Agreement, Hexion has agreed to acquire all of our outstanding common stock in a merger under Delaware law, pursuant to which the Merger Sub will be merged with and into our Company and our Company will continue as a wholly-owned subsidiary of Hexion (the "Merger"). Under the terms of the Merger Agreement, each share of our common stock will be converted into the right to receive $28.00 in cash and, if the Merger is completed after April 5, 2008, the $28.00 per share cash price to be paid by Hexion will be increased at the rate of 8% per annum (inclusive of any dividends paid) beginning on April 5, 2008 through the closing date of the Merger. We cannot predict whether the Merger will be consummated or, if it is consummated, the exact timing of the effective time of the Merger. For more information, please see "—Recent Developments—Pending Sale of our Company" below and our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2007. For information regarding certain risks associated with the Merger, please also see "Item 1A. Risk Factors" below.

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999. Substantially all of our debt obligations are obligations of Huntsman International and/or its subsidiaries.

        Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and our telephone number at that location is (801) 584-5700.

RECENT DEVELOPMENTS

Pending Sale of Our Company

        On July 12, 2007, we entered into the Merger Agreement with Hexion pursuant to which Hexion has agreed to acquire all of our outstanding common stock for $28.00 per share in cash. Under the terms of the Merger Agreement, if the Merger is completed after April 5, 2008, the $28.00 per share cash price to be paid by Hexion will be increased at the rate of 8% per annum (inclusive of any dividends paid) beginning on April 5, 2008 through the closing date of the Merger. On October 16, 2007, our stockholders holding a majority of the shares entitled to vote thereon approved a proposal to adopted the Merger Agreement.

        Notwithstanding stockholder approval, the Merger cannot be completed until each of the other closing conditions specified in the Merger Agreement has been satisfied or waived. The closing conditions include, among others, the expiration of waiting periods or grants of approvals under competition laws in the United States, European Union and certain other jurisdictions. On October 4, 2007, Hexion and our Company received a request for additional information (commonly known as a "second request") from the Federal Trade Commission (the "FTC") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Hexion and our Company have agreed with the FTC to allow the FTC additional time to review the Merger, such that the Merger is not expected to close before May 3, 2008. Both parties intend to cooperate fully with the FTC and continue to work closely with regulatory agencies in other jurisdictions, including the European Union.

        The Merger Agreement provides that the Merger may be terminated by either party if it is not consummated by April 5, 2008, subject to certain extensions for approximately six months or more under certain circumstances. On January 26, 2008, we announced that we had received a notice from Hexion providing that Hexion will exercise its right under Section 7.1(b)(ii) of the Merger Agreement to extend the termination date of the Merger by 90 days from April 5, 2008 to July 4, 2008. Under certain circumstances, the termination date may be extended by an additional 90 days (or more in the event that Hexion's financing maturity period begins, but does not end by, the end of the additional 90 day extension). The entire time period allowable under the Merger Agreement may be required to satisfy all closing conditions and to complete the Merger.

        For more information regarding the Merger, please see our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2007. For information regarding certain risks associated with the Merger, please also see "Item 1A. Risk Factors" below.

Sale of U.S. Base Chemicals and Polymers Business

        On February 15, 2007, we entered into an Asset Purchase Agreement (the "Original Agreement") pursuant to which Flint Hills Resources, a wholly owned subsidiary of Koch, agreed to acquire our North American base chemicals and polymers business assets for $456.0 million in cash, plus the value of inventory on the date of closing. The original agreement provided that we would retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which would then be liquidated for cash in the ordinary course of business. On June 22, 2007, we entered into an Amended and Restated Asset Purchase Agreement (the "Amended and Restated Agreement") with Flint Hills Resources amending certain terms of the Original Agreement to provide for, among other things, the closing of the North American Polymers Disposition on August 1, 2007 for $150.0 million plus the value of associated inventory on a lower of average actual cost or market basis and for the subsequent closing of the U.S. Base Chemicals Disposition for the remaining $306.0 million plus the value of associated inventory on a lower of average actual cost or market basis, following the re-start of our Port Arthur, Texas olefins manufacturing facility. On August 1, 2007, we closed the North American Polymers Disposition, and, on November 5, 2007, we closed on the U.S. Base Chemicals Disposition following the successful restart of our Port Arthur, Texas facility.

        We received total consideration for the U.S. Petrochemicals Disposition of $769.2 million, which is subject to post-closing adjustments. The net proceeds from the U.S. Petrochemicals Disposition were used to repay borrowings under our Revolving Facility, repay other debt and reduce amounts under the A/R Securitization Program.

        The closing of the U.S. Base Chemicals Disposition completes our efforts to dispose of our commodity chemicals business assets and represents the conclusion of a process that has resulted in the disposition of substantially all of the assets of our Polymers and Base Chemicals operating segments.

Declaration of Dividend

        On February 8, 2008, our board of directors declared a $0.10 per share cash dividend, payable on March 31, 2008, to stockholders of record as of March 14, 2008.

Conversion of Mandatory Convertible Preferred Stock

        On February 16, 2008, the 5,750,000 outstanding shares of our mandatory convertible preferred stock converted into 12,082,475 shares of our common stock in accordance with the terms of the mandatory convertible preferred stock.

OVERVIEW

        We are a global manufacturer of differentiated chemical products; we also manufacture inorganic chemical products. We currently operate in four segments: Polyurethanes, Materials and Effects, Performance Products and Pigments. In a series of transactions completed in 2006 and 2007, we sold substantially all of our former Polymers and Base Chemicals operations. For more information, see "—Recent Developments—Sale of U.S. Base Chemicals and Polymers Business" above. We report the results from these discontinued operations in our Polymers and Base Chemicals segments. For more information, see "Note 3. Discontinued Operations" to our consolidated financial statements included elsewhere in this report.

        Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" below, which are located in 25 countries. We employ approximately 12,900 associates worldwide. We had revenues for the years ended December 31, 2007 and 2006 of $9,650.8 million and $8,730.9 million, respectively.

Our Products

        We produce differentiated chemical and inorganic chemical products. Our Polyurethanes, Materials and Effects and Performance Products segments produce differentiated products and our Pigments segment produces inorganic products. Our former Polymers and Base Chemicals operations, which have now been sold, produced commodity chemical products. For more information, see "Note 3. Discontinued Operations" to our consolidated financial statements included elsewhere in this report.

        Growth in our differentiated products has been driven, among other factors, by the level of economic activity and the substitution of our products for other materials. Accordingly, the profitability of our differentiated products has been somewhat less influenced by the cyclicality that typically impacts the petrochemical industry. Our Pigments business, while cyclical, is influenced by seasonal demand patterns in the coatings industry.

2007 Segment Revenues(1)	2007 Segment EBITDA from Continuing Operations(1)

(1)
Percentage allocations in this chart do not give effect to Corporate and other unallocated items and EBITDA loss from discontinued operations. For a detailed disclosure of our revenues, total assets and EBITDA by segment, see "Note 29. Operating Segment Information" to our consolidated financial statements included elsewhere in this report. For a discussion of EBITDA by segment and a reconciliation of EBITDA to net income and cash provided by operating activities, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        The following table identifies the key products, their principal end markets and applications and representative customers of each of our segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE	Refrigeration and appliance insulation, construction products, adhesives, automotive, footwear, furniture, cushioning, specialized engineering applications and fuel additives	BMW, Electrolux, Firestone, GE, Haier, Lear, Louisiana Pacific, Weyerhauser, Noble
Materials and Effects	Epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations, textile chemicals and dyes and APAO	Adhesives, aerospace, electrical power transmission, consumer electronics, civil engineering, wind power generation, automotive, apparel, home and technical textiles	ABB, Akzo, BASF, Boeing, Bosch, Cytec, Hexcel, Rohm & Haas, Russell, Sara Lee, Sherwin Williams, Wellspun, Hanesbrands, Milliken
Performance Products	Amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses	Detergents, personal care products, agrochemicals, lubricant and fuel additives, adhesives, paints and coatings, construction, marine and automotive products and PET fibers and resins	Chevron, Colgate, Henkel, Huish, Monsanto, Procter & Gamble, Unilever, Lubrizol, Reichhold
Pigments	Titanium dioxide	Paints and coatings, plastics, paper, printing inks, fibers and ceramics	Akzo, Sigma Kalon, Clariant, ICI, Jotun, PolyOne
Polymers(1)	LDPE and LLDPE, polypropylene, EPS and styrene	Flexible and rigid packaging, adhesives and automotive, medical and construction products	Ashland, Berry, Kimberly Clark, Pliant, Polymer Group, PolyOne, Sealed Air
Base Chemicals(1)	Olefins and cyclohexane	Packaging film, polyester and nylon fibers, PVC and polymer resins	Ineos, Dow, DuPont, Invista, Nova, Shell, Solutia

(1)
In a series of transactions completed in 2006 and 2007, we sold substantially all of our Polymers and Base Chemicals operations. For more information, see "Note 3. Discontinued Operations" to our consolidated financial statements included elsewhere in this report.

Polyurethanes

General

        We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, PO, polyols, PG and TPU. Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate five primary Polyurethanes manufacturing facilities in the U.S., Europe and China. We also operate 12 Polyurethanes formulation facilities, which are located in close proximity to our customers worldwide.

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

        We are a leading North American producer of PO. We and some of our customers process PO into derivative products, such as polyols for polyurethane products, PG and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We also produce MTBE as a co-product of our PO manufacturing process. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Environmental, Health and Safety Matters—MTBE Developments" below and "Item 1A. Risk Factors" below for a discussion of legal and regulatory developments that have resulted in the curtailment and potential elimination of MTBE in gasoline in the U.S. and elsewhere. Also see, "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of material changes concerning sales of MTBE. We sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment in June 2006; however, the PO/MTBE operations in our Polyurethanes segment were not included in this transaction.

        In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility. In January 2003, we entered into two related joint ventures to build MDI production and finishing facilities near Shanghai, China. Production at our MDI finishing plant near Shanghai, China operated by HPS, our consolidated subsidiary, was commissioned on June 30, 2006. Production at the MNB, aniline and crude MDI plants operated by SLIC, our unconsolidated joint venture, commenced on September 30, 2006. These world-scale facilities strengthen our ability to service our customers in the critical Chinese market and will support the significant demand growth that we believe this region will continue to experience.

Products and Markets

        MDI is used primarily in rigid foam applications and in a wide variety of customized higher-value flexible foam and coatings, adhesives, sealants and elastomers. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. PO is one of the principal raw materials for producing polyether polyols. The following chart illustrates the range of product types and end uses for polyurethane chemicals:

        Polyurethane chemicals are sold to customers who combine the chemicals to produce polyurethane products. Depending on their needs, customers will use either commodity polyurethane chemicals produced for mass sales or polyurethane systems tailored for their specific requirements. By varying the blend, additives and specifications of the polyurethane chemicals, manufacturers are able to develop and produce a breadth and variety of polyurethane products.

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

        The U.S. and European markets currently consume the largest quantities of MDI. With the recent rapid growth of the developing Asian economies, the Asian markets have become an important market for MDI, and we currently believe that per-capita demand for MDI in Asia will continue to increase as its less-developed economies continue to grow.

        There are four major global producers of MDI: Bayer, our Company, BASF and Dow. While there are also some regional producers in Asia and Europe, we believe it is unlikely that any new global producers of MDI will emerge in the foreseeable future due to the substantial requirements for entry, such as the limited availability of licenses for MDI technology and the substantial capital commitment and integration that is required to develop both the necessary technology and the infrastructure to manufacture and market MDI.

        TPU.    TPU is a high-quality, fully formulated thermal plastic derived from the reaction of MDI or an aliphatic isocyanate with polyols to produce unique qualities such as durability, flexibility, strength, abrasion-resistance, shock absorbency and chemical resistance. We can tailor the performance characteristics of TPU to meet the specific requirements of our customers. TPU is used in injection molding and small components for the automotive and footwear industries. It is also extruded into films, wires and cables for use in a wide variety of applications in the coatings, adhesives, sealants and elastomers markets.

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

        PO.    PO is an intermediate chemical used mainly to produce a wide range of polyols and PG. Demand for PO depends largely on overall economic demand, especially that of consumer durables. The following chart illustrates the primary end markets and applications for PO:

        MTBE.    MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. The use of MTBE is controversial, and it has been effectively eliminated in the U.S. market. See "—Environmental, Health and Safety Matters—MTBE Developments" below and "Item 1A. Risk Factors" below. We continue to sell MTBE for use as a gasoline additive, substantially all of which is sold for use outside the U.S. See "—Manufacturing and Operations" below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

        We manage a global work force, with 40 locations in 35 countries, which sells our polyurethane chemicals to over 2,000 customers in more than 90 countries. Our sales and technical resources are organized to support major regional markets, as well as key end-use markets that require a more global approach. These key end-use markets include the appliance, automotive, footwear, furniture and coatings, construction products, adhesives, sealants and elastomers industries.

        We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customers' needs is critical to our long term success. We have strategically located our polyurethane formulation facilities, commonly referred to in the chemicals industry as "systems houses," close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture polyols primarily to support our MDI customers' requirements.

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

Manufacturing and Operations

        Our MDI production facilities are located in Geismar, Louisiana; Rozenburg, Netherlands; and, through our joint ventures, Shanghai, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities located in Geismar, Louisiana; Wilton, U.K.; and Shanghai, China. We believe that this relative scale and product integration of our large facilities provide a significant competitive advantage over other producers. In addition to reducing transportation costs for our raw materials, integration helps reduce our exposure to cyclical prices.

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI(1)	Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE
	(millions of pounds)									(millions of gallons)
Geismar, Louisiana	960	160		715	(2)	935	(2)
Port Neches, Texas								525	145	260
Ringwood, Illinois			18
Rozenburg, Netherlands	880	130
Wilton, U.K.				715		935
Osnabrück, Germany		26	57

Total	1,840	316	75	1,430		1,870		525	145	260

(1)
In addition to the production referenced, we also are entitled to 50% of the MDI output (265 million pounds) from SLIC, our unconsolidated Chinese joint venture.

(2)
Represents our approximately 78% share of capacity under our Rubicon LLC manufacturing joint venture with Chemtura Corporation.

        At both our Geismar and Rozenburg facilities we utilize sophisticated proprietary technology to produce our MDI. This technology, which is also used in our Chinese joint venture, contributes to our position as a low cost MDI producer. In addition to MDI, we use a proprietary manufacturing process to manufacture PO. We own or license all technology, know-how and patents developed and utilized at our PO facility. Our process combines isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming TBHP and TBA, which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows all of our PO co-products to be processed into saleable or usable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

        We also operate polyurethane systems houses in Deerpark, Australia; Shanghai, China; Cartagena, Colombia; Deggendorf, Germany; Thane (Maharashtra), India; Ternate, Italy; Tlalnepantla, Mexico; Mississauga, Ontario; Kuan Yin, Taiwan; Samuprakam, Thailand; and Dammam, Saudi Arabia (through a joint venture).

Joint Ventures

        Rubicon Joint Venture.    We and Chemtura Corporation own Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Chemtura Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's owned aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI and polyol facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we have been able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. We began consolidating Rubicon LLC in our financial statements as of January 1, 2005.

        Chinese MDI Joint Ventures.    In January 2003, we entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, built three plants that manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is our unconsolidated affiliate. We are entitled to 50% of the MDI output (265 million pounds annually) from SLIC. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, has constructed a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is our consolidated affiliate. These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. SLIC and HPS commenced operations during 2006. The total production capacity of the SLIC facilities is 530 million pounds per year of MDI and the production capacity of the HPS facility is 270 million pounds per year of pure MDI, polymeric MDI and MDI variants.

Raw Materials

        The primary raw materials for MDI-based polyurethane chemicals are benzene and PO. Benzene is a widely available commodity that is the primary feedstock for the production of MDI and aniline. Historically, benzene has been the largest component of our raw material costs. We purchase benzene from third parties to manufacture nitrobenzene and aniline, almost all of which we then use to produce MDI.

        A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 53%, 30%, 15% and 2%, respectively, of total raw material costs in 2007. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, all the propylene used in the production of our PO is produced internally and delivered through a pipeline connected to our PO facility.

Competition

        Our major competition in the polyurethane chemicals market includes BASF, Bayer, Dow and LyondellBasell. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. We compete based on technological innovation, technical assistance, customer service and product reliability. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance and our ability to react quickly to changing customer needs and by providing customers with innovative solutions to their needs.

        The market in which our Polyurethanes segment operates is highly competitive. Among our competitors in this market are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

Materials and Effects

General

        Our Materials and Effects segment is a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products and textile solutions, including dye and chemical products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials, such as metal, wood, clay, glass, stone, ceramics and natural fibers, or in applications where traditional materials do not meet demanding engineering specifications. For example, structural adhesives are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels in the manufacture of aerospace components. Our textile solutions enhance the color of finished textiles and improve such performance characteristics as wrinkle resistance and the ability to repel water and stains. Our Materials and Effects segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

        We operate 20 synthesis, formulating and production facilities in North America, Europe, Asia, South America and Africa. We market over 6,000 products to more than 5,000 customers in over 20 end-markets, which are grouped as follows:

Market Groups	End Markets
Coatings, Construction and Adhesives	civil engineering, shipbuilding and marine maintenance, consumer appliances, food and beverage packaging, industrial appliances, consumer/do it yourself ("DIY"), aerospace, DVD, LNG transport
Power and Electronics	electrical power transmission, distribution and generation, printed circuit boards, consumer and industrial electronics
Design and Composites Engineering	aerospace, wind power generation, automotive, recreational sports equipment, medical appliances, design studios and prototype manufacturers
Textile Effects	consumer fashion apparel, sportswear, career and uniform apparel, military, automotive, home textiles and furnishings, carpet and other functional textiles

        Since acquiring our advanced materials operations in June 2003, we have initiated a comprehensive restructuring program designed to reduce our costs and transform our advanced materials business from a product-driven business to a market-focused business. This program includes optimization of our global supply chain, reductions in general and administrative costs and the consolidation and centralization of support functions across our advanced materials operations and with our other businesses. We have closed manufacturing facilities in Quillan, France; Thomastown, Australia and Kaohsiung, Taiwan and have significantly reduced the scale of our operations in Bergkamen, Germany and East Lansing, Michigan. We have also closed sales and administrative offices in seven locations.

        In October 2006, we announced a restructuring of our textile effects operations. This restructuring is necessary to allow our Materials and Effects segment to adapt to the dynamic business shifts that have occurred in the textile market. Through December 31, 2007, we have spent approximately $19.7 million to significantly expand resources and capacity in Asia, while refocusing and consolidating resources in Europe and North America. Other elements of our plan include simplifying global distribution networks, enhancing research and development activities and continuing investments in environmental, health and safety projects to ensure that all of our acquired manufacturing units are operating in accordance with our standards. We expect to spend approximately $79.7 million to complete these projects.

Products and Markets

        Coatings, Construction and Adhesives.    Our products are used for the protection of steel and concrete substrates, such as floorings, metal furniture and appliances, buildings, linings of storage tanks and food and beverage cans, and the primer coat of automobile bodies and ships, among other applications. Epoxy-based surface coatings are among the most widely used industrial coatings, due to their structural stability and broad application functionality combined with overall economic efficiency. We focus our efforts in coating systems applications in utilizing our applications expertise and broad product range to provide formulated polymer systems to our customers. We believe our range of curing agents, matting agents, accelerators, cross-linkers, reactive diluents and thermoplastic polyamides, together with our basic and advanced epoxy resin compounds, distinguish us in the various end markets for coating systems.

        The structural adhesives market requires high-strength "engineering" adhesives for use in the manufacture and repair of items to bond various engineering substrates. Our business focus is on engineering adhesives based on epoxy, polyurethane, acrylic and other technologies which are used to bond materials, such as steel, aluminum, engineering plastics and composites in substitution of traditional joining techniques. Our Araldite® brand name has considerable value in the industrial and consumer adhesives markets. In many countries, Araldite® is synonymous with high-performance adhesives, and we generally believe that this is the value-added segment of the market where recognition of our long-standing Araldite® brand is a key competitive advantage. We also believe that products marketed under the Araldite® name are generally less price-sensitive than the brands of our competitors. Packaging is a key characteristic of our adhesives products. Our range of adhesives is sold in a variety of packs and sizes, specifically targeted to three specific end-markets and sold through specifically targeted routes to market:

  •
  General industrial bonding.  We sell a broad range of advanced formulated adhesives to a broad base of small-to medium-sized customers, including specialist distributors, who generally require relatively small quantities of easy-to-use products and a moderate level of instruction and support.

  •
  Industry specific.  We sell our adhesive products into diverse, global industry-specific markets, which include the DVD, LNG transport, filterbonding, trailers and solar cell applications markets. Our target markets are chosen because we believe it is worthwhile to utilize our highly trained direct sales force and applications experts to tailor products and services to suit the needs and performance specifications of the specific market segments. We often provide a turnkey solution and the customer often commits to an investment in capital equipment to use the materials provided.

  •
  Consumer/DIY.  We package and sell consumer adhesives through strategic distribution arrangements with a number of the major marketers of consumer/DIY adhesives, such as Bostik and Shelleys. These products are sold globally through a number of major retail outlets, often under the Araldite® brand name.

        Power and Electronics.    Our electrical materials are formulated polymer systems, which make up the insulation materials used in equipment for the generation, transmission and distribution of electrical power, such as transformers, switch gears, ignition coils, sensors, motors, and magnets, and for the protection of electrical and electronic devices and components. The purpose of these products is to insulate, protect or shield either the environment from electrical current or electrical devices from the environment, such as temperature or humidity. Our electrical insulating materials target two key market segments—the heavy electrical equipment market and the light electrical equipment market.

        Products for the heavy electrical equipment market segment are used in power plant components, devices for power grids and insulating parts and components. In addition, there are numerous devices, such as motors and magnetic coils used in trains and medical equipment, which are manufactured using epoxy and related technologies. Products for the light electrical equipment market segment are used in applications such as industrial automation and control, consumer electronics, car electronics and electrical components. The end customers in the electrical insulating materials market encompass the relevant original equipment manufacturer ("OEM") as well as numerous manufacturers of components used in the final products.

        We also develop, manufacture and market materials used in the production of printed circuit boards. Our products are ultimately used in industries ranging from telecommunications and personal computer mother board manufacture to automotive electronic systems manufacture. In printed circuit board technologies, we have three product lines:

  •
  soldermasks, which are heat, chemical and environmentally resistant coatings that allow various components and circuitry to be soldered to the surface of printed circuit boards;

  •
  liquid inner layer resists, which are temporary, photo-imageable materials which enable the generation of circuitry on the inner layers of printed circuit boards; and

  •
  dielectric materials, which are materials with electrical insulation properties that constitute an insulating layer in high-density, multi-layer printed circuit boards.

        Soldermasks are our most important product line in printed circuit board technologies, particularly in Europe. Sales are made mainly under the Probimer®, Probimage®, and Probelec® trademarks. Probimer® is a widely recognized brand name for soldermasks.

        Design and Composites Engineering.    A structural composite is made by combining two or more different materials, such as fibers, resins and other specialty additives to create a product with enhanced structural properties. Specifically, structural composites are lightweight, high-strength, rigid materials with high resistance to chemicals, moisture and high temperatures. Our product range comprises basic and advanced epoxy resins, curing agents, other advanced chemicals and additives or formulated polymer systems utilizing a variety of these products used in reinforced structures. The four key target markets for our structural composites are aerospace, windmill blades for wind power generation, other industrial and automotive applications, and recreational (mainly sports equipment such as skis and tennis racquets). Structural composites continue to substitute for traditional materials, such as metals and wood, in a wide variety of applications due to their light weight, strength and durability. A key industry trend is the increased emphasis on customer collaboration, especially in the aerospace industry, where consistent quality of products is essential. Customers are increasingly seeking higher performance characteristics, such as improved temperature resistance. We also produce industry-specific adhesives for aerospace, wind turbines and industrial applications. These products offer superior bonding properties as compared to other joining techniques.

        We produce mainly polyurethane-based and epoxy formulated polymer systems used in the production of models, prototypes, patterns, molds and a variety of related products for design, prototyping and short-run manufacture. Our products are used extensively in the automotive, aerospace and industrial markets as productivity tools to quickly and efficiently create accurate prototypes and develop experimental models, and to lower the cost of manufacturing items in limited quantities primarily using computer-aided-design techniques. Our tooling and modeling materials are used because of their strength, resilience, high temperature resistance or dimensional stability coupled with low shrinkage and ease of cure. In applications where ease and speed of processing, size of finished product and low abrasion are more important, polyurethane resins are gaining increasing recognition. We separate the overall tooling and modeling materials market into two distinct groups—standard tooling and modeling materials and stereolithography technology.

        Our standard tooling and modeling materials are polymer-based materials used by craftsmen to make the traditional patterns, molds, models, jigs and fixtures required by the foundry, automotive, ceramics and other such industries. Techniques have evolved with computer-aided-design and modern engineering processes. Customers wishing to produce a model of a design require a rapid method of producing such a model. We provide consumables to be used in high technology machinery made by manufacturers to produce these models. In developing these solutions, we have worked closely with consumers to meet their demands. We are well placed to drive the development of the market through our strong leadership position and wide breadth of application expertise.

        Stereolithography is a technology that is used to accurately produce physical three-dimensional models directly from computer-aided-design data without cutting, machining or tooling. The models are produced by selectively curing a light-sensitive liquid resin with a laser beam. Stereolithography is the most accurate technology commercially available for producing complex three-dimensional models. Models produced using this technology have a high-quality finish with fine detail. Stereolithography can be used for a variety of applications, including the production of concept models, master models, prototypes used for functional testing, tools and for short-run production parts. We sell our stereolithography products to customers in the aerospace, appliance, automotive, consumer, electronics and medical markets.

        Textile Effects.    Textiles generally involve a complex matrix of fibers, effects and functionality, and the resulting products range from fashion apparel to bulletproof vests, home linens to air and water filters, and upholstery to automotive interiors. Our broad range of dyestuffs and chemicals enhance both the aesthetic appearance of these products and the functionality needed to ensure that they perform in their end-use markets. Since the requirements for these markets vary dramatically, our business strategy focuses on the two major markets—apparel and technical textiles. We work to provide the right balance of products and service to meet the technical challenges in each of these markets.

        The apparel market, which also includes our home interiors products, focuses on products that provide an aesthetic effect and/or improve the processing efficiency within the textile mill. We offer a complete range of colors for cotton, polyester and nylon that cover the range of shades needed for sportswear, intimate apparel, towels, sheeting and casual wear. Our dyes have been developed to ensure that they offer the highest levels of wash fastness currently available in the market. Optical brighteners and other pretreatment products provide "bright white" effects for apparel, towels and sheeting. Pretreatment and dyeing auxiliaries ensure that these fabrics are processed efficiently and effectively—cleaning the fabrics with fewer chemicals, less energy and less water and thereby minimizing the environmental footprint and reducing the processing costs. Silicone softeners may be used to enhance the feel of products.

        Technical textiles include automotive textiles, carpet, military fabrics, mattress ticking and nonwoven and other technical fabrics. Though the product groups may differ in their end-uses, the articles must provide a high-level of functionality and performance in their respective markets. High-lightfast dyes and UV absorbers are used in automotive interiors and outdoor furnishings to provide colors that don't fade when exposed to sunlight and heat. Powerful stain repellent and release technology imparts durable protection for upholstery, military and medical fabrics, without affecting the color, breathability or feel of the fabric. Specialized dyes and prints create unique camouflage patterns for military uniforms, backpacks and tarps that won't fade through wash and wear or during exposure to the elements.

Sales and Marketing

        We maintain multiple routes to market to service our diverse customer base. These routes to market range from using our own direct sales force to targeted, technically-oriented distribution to mass general distribution. Our direct sales force targets sales and specifications to engineering solutions decision-makers at major customers who purchase significant amounts of products from us. We use technically-oriented specialist distributors to augment our sales effort in niche markets and applications where we do not believe it is appropriate to develop direct sales resources. We use mass general distribution channels to sell our products into a wide range of general applications where technical expertise is less important to the user of the products to reduce our overall selling expenses. We believe our use of multiple routes to market enables us to reach a broader customer base at an efficient cost.

        We conduct the sales activities for our market groups through separate dedicated regional sales forces in the Americas, Europe, Africa and the Middle East ("EAME") and Asia. Our global customers are covered by key account managers who are familiar with the specific requirements of their clients. The management of long-standing customer relationships, some of which are 20 to

30 years old, is at the heart of the sales and marketing process. We are also supported by a strong network of distributors. We serve a highly fragmented customer base.

        For our consumer adhesives, we have entered into exclusive branding and distribution arrangements with, for example, Bostik in Europe and Shelleys in Australia. Under these arrangements, our distribution partners fund advertising and sales promotions, negotiate and sell to major retail chains, own inventories and provide store deliveries (and sometimes shelf merchandising) in exchange for a reliable, high-quality supply of Araldite® branded, ready-to-sell packaged products.

        For our textile effects products, we focus on providing effect competence and process competence to our customers. Effect competence—delivering value-added effects to our customer's products—enables us to capitalize on new and innovative technologies and to assist our customers in their efforts to differentiate themselves from competitors. Process competence—applying know-how and expertise to improve customers' processes—allows us to utilize our technical service to reduce cost and enhance efficiency.

Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAME; North and South America; and Asia Pacific. To service our customers efficiently, we maintain manufacturing plants around with the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Taboão da Serra, Brazil	Formulating Facility
Panyu, China(1)(3)	Production Facility
Sadat City, Egypt	Formulating Facility
St. Fons, France(1)(4)	Synthesis Facility
Bad Saeckingen, Germany(1)	Formulating Facility
Bergkamen, Germany	Synthesis Facility
Langweid am Leich, Germany(1)	Formulating Facility
Chennai, India(2)	Resins and Synthesis Facility
Atotonilquillo, Mexico	Synthesis Facility
Pamplona, Spain	Resins and Synthesis Facility
Basel, Switzerland(1)	Synthesis Facility
Monthey, Switzerland	Resins and Synthesis Facility
Schweizerhalle, Switzerland(1)(4)	Formulating Facility
Samutsakorn (Mahachai), Thailand(1)	Synthesis Facility
Istanbul, Turkey(1)	Formulating Facility
Duxford, U.K.	Formulating Facility
McIntosh, Alabama, U.S.	Resins and Synthesis Facility
Los Angeles, California, U.S.	Formulating Facility
East Lansing, Michigan, U.S.	Formulating Facility
Charlotte, North Carolina, U.S.(1)	Formulating Facility

(1)
Leased land and/or building.

(2)
76%-owned manufacturing joint venture with Tamilnadu Petroproducts Limited.

(3)
95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(4)
We intend to close these facilities.

        Our facilities in Asia are well-positioned to take advantage of the market growth that is expected in this region. Furthermore, we believe that we are the largest producer of epoxy resin compounds in India.

Raw Materials

        The principal raw materials we purchase for the manufacture of basic and advanced epoxy resins are epichlorohydrin, bisphenol A, tetrabromobisphenol A and BLR. We also purchase amines, polyols, isocyanates, acrylic materials, hardeners and fillers for the production of our formulated polymer systems and complex chemicals and additives. The manufacture of textile effects products requires a wide selection of raw materials (approximately 3,000 different chemicals), including amines, fluorochemicals and sulfones. No one raw material represents greater than 2% of our textile effects raw material expenditures. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers, including, for example, Dow. The terms of our supply contracts vary. In general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

        Additionally, we produce some of our most important raw materials, such as BLR and its basic derivatives, which are the basic building blocks of many of our products. We are the third largest producer of BLR in the world. Approximately 50% of the BLR we produce is consumed in the production of our formulated polymer systems. The balance of our BLR is sold as liquid or solid resin in the merchant market, allowing us to increase the utilization of our production plants and lower our overall BLR production cost. We believe that manufacturing a substantial proportion of our principal raw material gives us a competitive advantage over other epoxy-based polymer systems formulators, most of whom must buy BLR from third-party suppliers. This position helps protect us from pricing pressure from BLR suppliers and aids in providing us a stable supply of BLR in difficult market conditions.

        We consume certain amines produced by our Performance Products segment and isocyanates produced by our Polyurethanes segment, which we use to formulate advanced materials products.

Competition

        The market in which our Materials and Effects segment operates is highly competitive. Among our competitors in this market are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

        Coatings, Construction and Adhesives.    Competition in coating systems is primarily driven by product performance, service and customer certification. We believe that the competitive strengths of our coating systems product lines are our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Our major competitors for formulated polymer systems and complex chemicals and additives used in coatings systems are Air Products, Arizona, Hexion, Cognis, Cray Valley and Degussa.

        Competition in basic liquid and solid epoxy resins is primarily driven by price. There are two major manufacturers of basic epoxy resins used in industrial protective coatings, Dow and Hexion. Other participants in this market include Air Products, BASF, Kukdo, Leuna and NanYa. Competition in coating systems is increasingly becoming more global, with trends toward industry consolidation and the emergence of new competitors in Asia. Our competitors are considerably more fragmented in Asia than in Europe and North America.

        We face substantial competition for the sale of our products for adhesives applications. Competition in the industry specific market segments is based on an understanding of the relevant industry sector and the ability to provide highly reliable and tailored engineering solutions, applications expertise and ease of use with the customer's processing equipment. Competition in the consumer market segment is based on branding, packaging and making widely available, easy-to-use products on which our customers can rely. We believe that our competitive strengths and our focus on defined market needs, provision of a high level of service and recognition as a quality supplier in the chosen sectors, all of which are exemplified by our strong Araldite® brand name. The principal participants in the structural adhesives market include Henkel/Loctite, ITW, National Starch, Sika, 3M and many other regional or industry specific competitors.

        Power and Electronics.    Competition for electrical insulating materials applications is based on technology, know-how, applications expertise, formulations expertise, reliability, performance and price. Manufacturers of heavy electrical equipment place more importance on reliability and level of support, while manufacturers of light electrical equipment choose materials offering the lowest cost, but also the required quality and performance. As a result, epoxy products, which offer a combination of price and performance superior to competing polyurethane and silicone and conventional glass and ceramic products, are widely used in heavy electrical equipment, and both epoxy and cheaper polyurethane products are used in light electrical equipment.

        We believe that our competitive strengths in the electrical materials market are our long-standing customer relationships, product reliability and technical performance. Our key products used in heavy electrical and light electrical applications, such as resins, hardeners and auxiliaries, are tested and certified according to industry standards established by Underwriters Laboratories, International Electrotechnical Commission, or Cenelec, and also to customer-specific requirements. Our main competitors in the electrical insulating materials market segment include Altana, Hexion, Schenectady, Wuxi, Dexter-Hysol, Hitachi Chemical, Nagase Chemtex and Toshiba Chemical.

        Competition in the printed circuit board materials markets is based on price, technological innovation and the ability to provide process expertise and customer support. Consolidation among our customers has led to increased pricing pressure. We believe that our competitive strengths are our fully developed technology, our application technology center in Basel, Switzerland and our technology center in Panyu, China, our global presence and long-standing relationships with key customers and OEMs, and the approval of our products by global OEMs. Major competitors of our soldermask products include Atotec, Coates, Cookson, Goo, Peters, Taiyo Ink and Tamura. Major competitors for our liquid resist products include Chung Yu, Eternal and Shipley.

        Design and Composites Engineering.    Competition in structural composites applications varies but is primarily driven by technology, applications expertise, formulations expertise, product performance, customer service and customer certification. We believe that our competitive strengths are our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Pricing dynamics differ greatly among the various end-markets, largely due to their differing structures. Pricing in the aerospace market very much reflects the advanced technology and applications know-how which we provide to customers. Pricing is typically more competitive in the industrial and recreational markets due to the more standardized requirements of the end-user market and higher sales volumes compared to those of the aerospace market. Competition in the electrical laminates industry is largely price-driven due to the standard nature of the products supplied, the highly price-sensitive nature of the electronics industry and the ability of customers to source globally. Our competitors in the structural composites markets include Hexion, DIC, Dow, Mitsui and Sumitomo. In the aerospace market, we compete principally with Mitsui and Sumitomo. Our competitors in the automotive, industrial and recreational markets include Dow and Hexion. Finally, our competitors in the laminates market include all of these companies as well as NanYa.

        Competition in standard tooling and modeling solutions is based on quality of service, technical solutions, range, competitive prices and prompt supply, including 24-hour delivery if required. This market segment is generally characterized by pricing pressure and intense competition. Competition in stereolithography is driven by the requirement for innovative solutions. We believe that our competitive strength is our broad range of products, which we make available on a global basis, covering all of the needs of both our standard tooling and modeling and stereolithography customers. A few large manufacturers (including Axson, DSM and Sika), as well as many small, local manufacturers provide a limited product range to local regions in the plastic tooling and modeling solutions market but none have our breadth of product offering.

        Textile Effects.    We are the leading global market share provider for textile chemicals and dyes. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who offer complete solutions for both markets. Our major competitors are Dystar, Clariant, BASF, Cognis and Lanxess. We believe that our competitive strengths include our product offering, which is characterized by its broad range; high quality; significant integration between products and service; reliable technical expertise; long-standing relationships with customers; and strong business infrastructure in Asia. We believe that we have more customer service capacity and account management capacity than any of our competitors worldwide.

Performance Products

General

        Our Performance Products segment is organized around three market groups, performance specialties, performance intermediates and maleic anhydride and licensing, and serves a wide variety of consumer and industrial end markets. In performance specialties, we are a leading global producer of amines, carbonates and certain specialty surfactants. Growth in demand in our performance specialties market tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 10% in the last ten years due to strong demand in a number of industrial applications, such as epoxy curing agents, agrochemicals, fuel additives and civil construction materials. In performance intermediates, we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB and ethanolamines products, which are primarily used in detergency, consumer products and industrial applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging. We believe we are North America's largest and lowest-cost producer of maleic anhydride. Maleic anhydride is the building block for UPRs, mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of butane fixed bed catalyst used in the manufacture of maleic anhydride. Our licensing group also licenses technology on behalf of other Huntsman businesses. We operate 15 Performance Products manufacturing facilities in North America, Europe and Australia.

        We have the annual capacity to produce approximately 1.2 billion pounds of more than 250 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, propylene carbonates, ethylene carbonates, DGA® agent and morpholine, the second-largest global producer of ethyleneamines and the third-largest North American producer of ethanolamines. We also produce substituted propylamines. Our products are manufactured at our Port Neches, Conroe and Freeport, Texas facilities and at our facilities in Llanelli, U.K.; Petfurdo, Hungary and Jurong Island, Singapore. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, solvents and catalysts. Our key amines customers include Akzo, Chevron, Cognis, Hercules, Monsanto and PPG.

        We have the capacity to produce approximately 2.4 billion pounds of surfactant products annually at our eight facilities located in North America, Europe and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphoteric surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in baby shampoos and other personal care applications. We are also a leading European producer of powder and liquid laundry detergents and other cleaners. We continue to strengthen and diversify our surfactant product offering into formulated specialty surfactant products, for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, polymers and coatings. We are growing our global agrochemical surfactant technology and product offerings. Our key surfactants customers include Huish, Henkel, L'Oreal, Monsanto, Nufarm, Clorox, Procter & Gamble and Unilever.

        We are North America's second-largest producer of LAB, with capacity of 375 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We also manufacture a higher-molecular-weight LAB product which is used as an additive to lubricants. Our key customers for LAB include Colgate, Lubrizol, Procter & Gamble, Unilever and Huish.

        We believe we are North America's largest producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We have the capacity to produce approximately 240 million pounds annually at our facility located in Pensacola, Florida. We also own a 50% interest in Sasol-Huntsman GmbH & Co. KG, which is accounted for using the equity method. This joint venture owns and operates a facility in Moers, Germany with an annual capacity of 137 million pounds. We also license our maleic anhydride technology and supply our catalysts to licensees and to worldwide merchant customers, including supplying catalyst to two of the three other U.S. maleic anhydride producers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced six generations of our maleic anhydride catalysts. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AOC, Oronite, Cook Composites, Dixie, Lubrizol and Reichhold.

        We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Botany, Australia and Port Neches, Texas.

Products and Markets

        Performance Specialties.    The following table shows the end-market applications for our performance specialties products:

Product Group	Applications
Specialty Amines	liquid soaps, personal care, lubricant and fuel additives, polyurethane foams, fabric softeners, paints and coatings, refinery processing, water treating
Polyetheramines	polyurethane foams and insulation, construction and flooring, paints and coatings, lubricant and fuel additives, adhesives, epoxy composites, agrochemicals, oilfield chemicals
Ethyleneamines	lubricant and fuel additives, epoxy hardeners, wet strength resins, chelating agents, fungicides
Morpholine/DGA® agent and Gas Treating	hydrocarbon processing, construction chemicals, synthetic rubber, water treating, electronics applications, gas treatment and agriculture
Carbonates	lubricant and fuel additives, agriculture, electronics applications, textile treatment
Specialty Surfactants	agricultural herbicides, construction, paper de-inking

        Our performance specialties products are organized around the following end markets: coatings, polymers and resins; process additives; resources, fuels and lubricants; and agrochemicals.

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive, emulsifying, dispersant, detergent, solvent or corrosion inhibiting agent.

Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling the customers to penetrate new markets and substitute for traditional curing materials. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end use application, pricing does not generally fluctuate with movements in underlying raw materials. In 2007, we successfully commissioned and started a new polyetheramine manufacturing facility in Singapore with an annual capacity of 33 million pounds. On December 12, 2007, we signed a memorandum of understanding with the Zamil Group to form a joint venture to build an ethyleneamines manufacturing facility in Jubail Industrial City, Saudi Arabia. We expect this facility to come on line in early 2010 with annual capacity of 60 million pounds.

        Morpholine/DGA® agent.    Morpholine and DGA® agent are produced as co-products by reacting ammonia with DEG. Morpholine is used in a number of niche industrial applications including rubber curing (as an accelerator) and flocculants for water treatment. DGA® agent is primarily used in gas treating, electronics, herbicides and metalworking end-use applications.

        Carbonates.    Ethylene and propylene carbonates are manufactured by reacting EO and PO with carbon dioxide. Carbonates are used as solvents and as reactive diluents in polymer and coating applications. They are also increasingly being used as a photo-resist solvent in the manufacture of printed circuit boards, LCD screens and the production of lithium batteries. Also, propylene carbonates have recently received approval by the U.S. Environmental Protection Agency for use as a solvent in certain agricultural applications. We expect these solvents to replace traditional aromatic solvents that are increasingly subject to legislative restrictions and prohibitions.

        Performance Intermediates.    The following table sets forth the end markets for our performance intermediates products:

Product Group	End Markets
Surfactants
Alkoxylates	household detergents, industrial cleaners, anti-fog chemicals for glass, asphalt emulsions, shampoos, polymerization additives, de-emulsifiers for petroleum production
Sulfonates/Sulfates	powdered detergents, liquid detergents, shampoos, body washes, dishwashing liquids, industrial cleaners, emulsion polymerization, concrete superplasticizers, gypsum wallboard
Esters and Derivatives	shampoo, body wash, textile and leather treatment
Nitrogen Derivatives	bleach thickeners, baby shampoo, fabric conditioners, other personal care products
Formulated Blends	household detergents, textile and leather treatment, personal care products, pharmaceutical intermediates
EO/PO Block Co-Polymers	automatic dishwasher detergents
Ethanolamines	wood preservatives, herbicides, construction, gas treatment, metalworking
LAB	consumer detergents, industrial and institutional detergents, synthetic lubricants
EG	polyester fibers and PET bottle resins, antifreeze

        Surfactants.    Surfactants or "surface active agents" are substances that combine a water-soluble component with a water insoluble component in the same molecule. While surfactants are most commonly used for their detergency in cleaning applications, they are also valued for their emulsification, foaming, dispersing, penetrating and wetting properties in a variety of industries.

        Demand growth for surfactants is relatively stable and exhibits little cyclicality. The main consumer product applications for surfactants can demand new formulations with improved performance characteristics which affords considerable opportunity for innovative surfactants manufacturers like us to provide surfactants and blends with differentiated specifications and properties. For basic surfactants, pricing tends to have a strong relationship to underlying raw material prices and usually lags raw material price movements.

        Ethanolamines.    Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used as intermediates in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due to the technical and cost barriers to entry. Growth in this sector has typically been higher than GDP and in the last few years has benefited in particular from the conversion to ethanolamines in the formulation of wood treatment products and higher demand for agriculture products. We believe the ethanolamines market in North America is tight with industry operating rates currently running in excess of 90% of stated capacity. During 2007, we expanded the manufacturing capacity of our Port Neches, Texas facility by 70 million pounds per year. Some of our competitors have also announced their intention to debottleneck their facilities to meet the continuing growing demand for ethanolamines.

        LAB.    LAB is a surfactant intermediate which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents.

        Four major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel, Unilever and Huish. We believe that two-thirds of the global capacity lies in the hands of seven producers, with two or three major players in each of the three regional markets. Although the North American market for LAB is mature, we expect Latin America and developing countries in other parts of the world to grow as detergent demand grows at a faster rate than GDP.

        From a competition perspective, compounds derived from alcohol and its derivatives can be used in place of LAB in certain detergent formulations. In the past several years, a significant amount of new alcohol production capacity has come on stream resulting in lower prices for these alcohol-based compounds. As a result, LAB has become less attractive to buyers who have the option to formulate their products with either of these two raw materials, and as a result, margins for LAB producers have come under pressure. Due to this threat, we have developed a high molecular weight alkylate that services the lubricants market. This has allowed us greater diversity in our portfolio and strengthened our competitive position.

        EG.    We consume our internally produced EO to produce three types of EG: MEG, DEG and TEG. MEG is consumed primarily in the polyester (fiber and bottle resin) and antifreeze end markets. EG is also used in a wide variety of industrial applications including synthetic lubricants, plasticizers, solvents and emulsifiers. We continue to optimize our EO and EG operations depending on the fundamental market demand for EG.

        Maleic Anhydride and Licensing.    The following table sets forth the end markets for our maleic anhydride products:

Product Group	End Markets
Maleic anhydride	boat hulls, automotive, construction, lubricant and fuel additives, countertops, agrochemicals, paper, and food additives
Maleic anhydride catalyst and technology licensing	maleic anhydride, BDO and PBT manufacturers

        Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 57% of U.S. maleic anhydride demand. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial and residential construction products.

        Our maleic anhydride technology is a proprietary fixed bed process with solvent recovery and is characterized by low butane consumption and an energy-efficient, high-percentage-recovery solvent recovery system. This process competes against two other processes, the fluid bed process and the fixed bed process with water recovery. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which include PO, butadiene and acetylene as feedstocks. As a result, the growth in demand for BDO has resulted in increased demand for our maleic anhydride technology and catalyst.

        Total U.S. demand for maleic anhydride is approximately 600 million pounds. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, demand for this application can be cyclical. Pricing for maleic anhydride in North America over the past several years has been increasing. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs, however in 2007 pricing was driven more by the latter.

        On February 27, 2006, we announced a proposal to build a new 100 million pounds-per-year maleic anhydride facility at our Geismar, Louisiana site. We expect the new facility to come on stream during the fourth quarter of 2008.

Sales and Marketing

        We sell over 2,000 products to over 4,000 customers globally through our Performance Products marketing groups, which have extensive market knowledge, considerable chemical industry experience and well established customer relationships.

        Our performance specialties markets are organized around end-use market applications, such as coatings, polymers and resins and agrochemical. In these end uses, our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for on-going differentiation in our development activities with our customers. Our performance intermediates and maleic anhydride markets organize their marketing efforts around their products and geographic regions served. We also provide extensive pre-and post-sales technical service support to our customers where our technical service professionals work closely with our research and development functions to tailor our product offerings to meet our customers unique and changing requirements. Finally, these technical service professionals interact closely with our market managers and business leadership teams to help guide future offerings and market approach strategies.

        In addition to our focused direct sales efforts, we maintain an extensive global network of distributors and agents that also sell our products. These distributors and agents typically promote our products to smaller end use customers who cannot be served cost effectively by our direct sales forces.

Manufacturing and Operations

        Our Performance Products segment has the capacity to produce approximately 7.0 billion pounds annually of a wide variety of specialty, intermediate and commodity products and formulations at 15 manufacturing locations in North America, Europe and Australia. These production capacities are as follows:

	Current capacity
Product Area	North America	Europe		Asia Pacific	Total
	(millions of pounds)
Performance Specialties
Amines	634	119	(1)	33	786
Specialty surfactants	100	175		100	375
Carbonates	69				69
Performance Intermediates
Ethylene	400				400
Propylene	300				300
EO	1,000			100	1,100
EG	890			55	945
Surfactants	470	1,614			2,084
Ethanolamines	400				400
LAB	375				375
Maleic anhydride	240	137	(2)		377

(1)
Includes up to 30 million pounds of ethyleneamines that are made available from Dow's Terneuzen, Netherlands facility by way of a long-term supply arrangement.

(2)
Represents total capacity of a facility owned by Sasol-Huntsman GmbH & Co. KG, of which we own a 50% equity interest and Sasol owns the remaining 50% interest.

        Our surfactants and amines facilities are located globally, with broad capabilities in amination, sulfonation and ethoxylation. These facilities have a competitive cost base and use modern manufacturing units that allow for flexibility in production capabilities and technical innovation. Through the major restructuring of our surfactant operations, we have significantly improved the competitiveness of our surfactants business.

        Our primary ethylene, propylene, EO, EG and ethanolamines facilities are located in Port Neches, Texas. The Port Neches, Texas facility benefits from extensive logistics infrastructure, which allows for efficient sourcing of other raw materials and distribution of finished products.

        Our LAB facility in Chocolate Bayou, Texas and our maleic anhydride facility in Pensacola, Florida are both located within large, integrated petrochemical manufacturing complexes operated by Solutia. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were stand-alone operations.

Raw Materials

        We have the capacity to use approximately 850 million pounds of ethylene each year produced in part at our Port Neches, Texas facility in the production of EO and ethyleneamines. We consume all of our EO in the manufacture of our EG, surfactants and amines products. We also use internally produced PO and DEG in the manufacture of these products. We have the capacity to produce 400 million pounds of ethylene and 300 million pounds of propylene at our Port Neches, Texas facility. All of the ethylene is used in the production of EO and substantially all of the propylene is consumed by the PO unit at Port Neches operated by our Polyurethanes business. We purchase the remainder of our ethylene and propylene requirements from third parties.

        In addition to internally produced raw materials, our performance specialties market purchases over 250 compounds in varying quantities, the largest of which includes ethylene dichloride, caustic soda, synthetic alcohols, paraffin, nonyl phenol, ammonia, methylamines and acrylonitrile. The majority of these raw materials are available from multiple sources in the merchant market at competitive prices.

        In our performance intermediates market, our primary raw materials, in addition to internally produced and third-party sourced EO and ethylene, are synthetic and natural alcohols, paraffin, benzene and nonyl phenol. All of these raw materials are widely available in the merchant market at competitive prices.

        Maleic anhydride is produced by the reaction of n-butane with oxygen using our proprietary catalyst. The principal raw material is n-butane which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge. Our maleic anhydride catalyst is toll-manufactured by BASF under a long-term contract according to our proprietary methods. These raw materials are available from multiple sources at competitive prices.

Competition

        In our performance specialties market, there are few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow and Akzo. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price.

        There are numerous global producers of many of our performance intermediates products. Our main competitors include global companies such as Dow, Sasol, BASF, Petresa, Equistar, Shell, Cognis, Stepan and Kao, as well as various smaller or more local competitors. We compete on the basis of price with respect to the majority of our product offerings and, to a lesser degree, on the basis of product availability, performance and service with respect to certain of our more value-added products.

        In our maleic anhydride market, we compete primarily on the basis of price, customer service and plant location. Our competitors include Lanxess, Koch, Marathon, Polynt and BASF. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design and Polynt. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

        The market in which our Performance Products segment operates is highly competitive. Among our competitors in this market are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

Pigments

General

        We are a leading global manufacturer and marketer of titanium dioxide, which is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, fibers and ceramics. We operate eight chloride-based and sulfate-based titanium dioxide manufacturing facilities located in North America, Europe, Asia and Africa. The global titanium dioxide market is characterized by a small number of large, global producers and a growing compliment of smaller regional producers.

        We offer an extensive range of products that are sold worldwide to approximately 1,500 customers in all major titanium dioxide end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our Pigments segment to service local customers, as well as global customers that require delivery to more than one location. Our diverse customer base includes Ampacet, A. Schulman, Akzo Nobel, BASF, Cabot, Clariant, Jotun, PolyOne and PPG. Our pigments business has an aggregate annual nameplate capacity of approximately 550,000 tonnes at our eight production facilities. Five of our titanium dioxide manufacturing plants are located in Europe, one is in North America, one is in Asia, and one is in South Africa. Our North American operation consists of a 50% interest in a manufacturing joint venture with Kronos Worldwide, Inc.

        Our Pigments segment is focused on improving our competitive position. We are currently undertaking a broad based business performance improvement program called "Titan." Under Titan, we are expanding our Greatham, U.K. chloride-based facility by 50% to 150,000 tonnes per annum capacity. We are also introducing a number of innovative new products to the market and carrying out a number of projects to further improve manufacturing costs at each of our facilities.

Products and Markets

        Historically, global titanium dioxide demand growth rates tend to closely track global GDP growth rates. However, the demand growth rate and its relationship with the GDP growth rate varies by region. Developed markets such as the U.S. and Western Europe exhibit higher absolute consumption but lower demand growth rates, while emerging markets such as Asia exhibit much higher demand growth rates. The titanium dioxide industry experiences some seasonality in its sales reflecting the high exposure to seasonal coatings end use markets. Coating sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

        There are two manufacturing processes for the production of titanium dioxide, the sulfate process and the chloride process. Most recent capacity additions by the five major producers have employed the chloride process technology while those by smaller producers have generally used the sulphate process technology. We currently believe that the chloride process accounts for approximately 60% of global production capacity. However, the global distribution of sulfate- and chloride-based titanium dioxide capacity varies by region, with the sulfate process being predominant in Europe, our primary market. The chloride process is the predominant process used in North America, and both processes are used in Asia. While most end-use applications can use pigments produced by either process, regional market preferences typically favor products that are locally available. We believe the chloride and sulfate manufacturing processes compete effectively in the marketplace.

        The titanium dioxide industry currently has five major producers and a large number of small regional or local producers. Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks and efficiency improvements. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Pricing in the industry is driven primarily by supply/demand balance. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we do not expect significant additional greenfield capacity in the near future. Longer term DuPont has announced that it plans to construct a greenfield plant in China for start up in 2010 or beyond to supply the rapidly growing Chinese market.

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

Manufacturing and Operations

        Our pigments business has eight manufacturing sites in seven countries with a total capacity of approximately 550,000 tonnes per year. Approximately 72% of our titanium dioxide capacity is located in Western Europe. The following table presents information regarding our titanium dioxide facilities:

Region	Site	Annual Capacity (tonnes)	Process
Western Europe	Greatham, U.K. Calais, France Huelva, Spain Scarlino, Italy Grimsby, U.K.	100,000 95,000 80,000 80,000 40,000	Chloride Sulfate Sulfate Sulfate Sulfate
North America	Lake Charles, Louisiana(1)	70,000	Chloride
Asia	Teluk Kalung, Malaysia	60,000	Sulfate
Southern Africa	Umbogintwini, South Africa	25,000	Sulfate

Total		550,000

(1)
This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos Worldwide. The capacity shown reflects our 50% interest in Louisiana Pigment Company L.P.

        We are currently expanding our Greatham, U.K. facility by 50,000 tonnes. We are also well positioned to selectively invest in new plant capacity based upon our ICON chloride technology. ICON technology allows for the construction of new capacity with world-scale economics at a minimum nameplate size of 65,000 tonnes. We believe competing chloride technologies typically require a minimum capacity of 100,000 tonnes to achieve comparable economics. Our chloride additions can be more easily absorbed into the market, which provides higher investment returns than larger capacity additions.

Joint Venture

        We own a 50% interest in Louisiana Pigment Company L.P., a manufacturing joint venture located in Lake Charles, Louisiana. The remaining 50% interest is held by our joint venture partner, Kronos Worldwide. We share production offtake and operating costs of the plant equally with Kronos Worldwide, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation. Our investment in Louisiana Pigment Company L.P. is accounted for using the equity method.

Raw Materials

        The primary raw materials used to produce titanium dioxide are titanium-bearing ores. We purchase the majority of our ore under long-term supply contracts with a number of ore suppliers. The majority of titanium-bearing ores are sourced from Australia, South Africa and Canada. Ore accounts for approximately 40% of pigment variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 30% of our variable manufacturing costs.

        The world market for titanium-bearing ores is dominated by Rio Tinto and Iluka, which account for approximately 40% of global supply. Both companies produce a range of ores for use in chloride and sulphate processes. We purchase approximately 60% of our ore from these two producers. The dominance of these producers has diminished in recent years with the entry into the market of new producers such as TiCor and Namakwa in South Africa, VVM in India, and Sierra Rutile in Sierra Leone. Recent strong demand growth, especially in China, has led to a re-tightening of the market and prices have been rising. We have broadened our supply base by purchasing increasing amounts of our ores from the new suppliers. Over 75% of our ore purchases are made under agreements with terms of three or more years.

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

Competition

        The global markets in which our pigments business operate are highly competitive. Competition is based primarily on price. In addition, we also compete on the basis of product quality and service. The major global producers against whom we compete are DuPont, Tronox, Kronos and Cristal, each of which has a global presence and the ability to service all global markets. Some of our competitors may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, the sulphate-based titanium dioxide technology used by our Pigments business is widely available. Accordingly, barriers to entry, apart from capital availability, may be low and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. We believe that our competitive product offerings, combined with our presence in numerous local markets, makes us an effective competitor in the global market, particularly with respect to those global customers demanding presence in the various regions in which they conduct business.

Polymers and Base Chemicals

        On February 15, 2007, we entered into an Asset Purchase Agreement pursuant to which Flint Hills Resources, a wholly owned subsidiary of Koch, agreed to acquire our North American base chemicals and polymers business assets for $456.0 million in cash, plus the value of inventory on the date of closing. The original agreement provided that we would retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which would then be liquidated for cash in the ordinary course of business. On June 22, 2007, we entered into the Amended and Restated Agreement with Flint Hills Resources amending certain terms of the original agreement to provide for, among other things, the closing of the North American Polymers Disposition on August 1, 2007 for $150.0 million plus the value of associated inventory on a lower of average actual cost or market basis and for the subsequent closing of the U.S. Base Chemicals Disposition for the remaining $306.0 million plus the value of associated inventory on a lower of average actual cost or market basis, following the re-start of our Port Arthur, Texas olefins manufacturing facility. On August 1, 2007, we closed the North American Polymers Disposition, and, on November 5, 2007, we closed on the U.S. Base Chemicals Disposition following the successful restart of our Port Arthur, Texas facility.

        We received total consideration for the U.S. Petrochemicals Disposition of $769.2 million, which is subject to post-closing adjustments. The net proceeds from the U.S. Petrochemicals Disposition were used to repay borrowings under our Revolving Facility, repay other debt and reduce amounts under the A/R Securitization Program. For more information, see "—Recent Developments—Sale of U.S. Base Chemicals and Polymers Business" above.

        Prior to the U.S. Petrochemicals Disposition, our Polymers segment produced LDPE and LLDPE, polypropylene, EPS, styrene and APAO and our Base Chemicals segment produced olefins and cyclohexane.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2007, 2006 and 2005, we spent $144.7 million, $115.4 million and $95.5 million, respectively, on research and development.

        We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are located in The Woodlands, Texas and Everberg, Belgium. Other regional development/technical service centers are located in Billingham, England (pigments); Auburn Hills, Michigan (polyurethanes for the automotive industry); Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Melbourne, Australia (surfactants); Port Neches, Texas (process engineering support); and Basel, Switzerland (textile effects).

INTELLECTUAL PROPERTY RIGHTS

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 670 unexpired U.S. patents, approximately 175 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 4,900 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

        In addition to our own patents and patent applications and proprietary trade secrets and know-how, we are a party to certain licensing arrangements and other agreements authorizing us to use trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. We also have licensed or sub-licensed intellectual property rights to third parties.

        We have associated brand names with a number of our products, and we have approximately 165 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 5,200 foreign counterparts, including both registrations and applications for registration. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

        Because of the breadth and nature of our intellectual property rights and our business, we do not believe that any single intellectual property right (other than certain trademark rights which are not subject to termination so long as the applicable registrations are maintained) is material to our business. Moreover, we do not believe that the termination of intellectual property rights expected to occur over the next several years, either individually or in the aggregate, will materially adversely affect our business, financial condition or results of operations.

EMPLOYEES

        As of December 31, 2007, we employed approximately 12,900 people in our operations around the world. Approximately 2,200 of these employees are located in the U.S., while approximately 10,700 are located in other countries. We believe our relations with our employees are good.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2007, 2006 and 2005, our capital expenditures for EHS matters totaled $68.5 million, $53.3 million and $48.9 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        Under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 10 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us.

        In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas and Geismar, Louisiana facilities are the subject of ongoing remediation requirements under RCRA authority.

        In June of 2006, an agreement was reached between the local regulatory authorities and our advanced materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. Although unresolved at this time, some level of remediation of site contamination may be required in the future, but the estimated cost is unknown because the remediation approach and timing has not been determined.

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia was issued a clean-up notice by the Australian (Victorian) EPA. The agency was concerned about soil and groundwater contamination emanating from the site. Although we fulfilled all initial requirements under the clean-up notice, the agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice granting an extension due to "the complexity of contamination issues" at the site. The revised clean-up notice reflects a more detailed program, with a deadline for the submission of a detailed site remediation action plan by March 31, 2009.

        In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity, that the prior owner will honor its indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience and are not discounted. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued $7.2 million and $13.7 million for environmental liabilities as of December 31, 2007 and 2006, respectively. Of these amounts, $4.6 million and $6.1 million are classified as accrued liabilities in our consolidated balance sheets as of December 31, 2007 and 2006, respectively, and $2.6 million and $7.6 million are classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2007 and 2006, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

Regulatory Developments

        Under the EU's integrated pollution prevention and control directive ("IPPC"), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our financial condition, results of operations or cash flows.

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances purchased, manufactured or imported by or for us into the EU. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $3.0 million on REACH compliance in 2007, and we do not anticipate that compliance costs will be material to us in the near-term.

Greenhouse Gas Regulation

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the "Convention"), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas ("GHG") emissions. In addition, although the U.S. is not a signatory to the Convention, several states, including California, are implementing their own GHG regulatory programs, and a federal program in the U.S. is a possibility for the future. Several of our sites are subject to existing GHG legislation, but few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

Chemical Facility Anti-terrorism Rulemaking

        As required by the Homeland Security Appropriations Act of 2006, on April 9, 2007, the Department of Homeland Security issued the "Chemical Facility Anti-Terrorism Standards" or CFATS, an interim final rule establishing risk-based performance standards for the chemical industry. The majority of the standards went into effect on June 8, 2007 and require security vulnerability assessments and site security plans for facilities qualifying as high risk.

        Since 2003, we have conducted security vulnerability assessments at our higher risk manufacturing facilities in the U.S. Those assessments led to changes in our operations in certain instances in an effort to ensure greater security. However, not all of our facilities, including some of our recently acquired sites, have been assessed. This second round of security vulnerability assessments under the CFATS regime will be based on the list of "Chemicals of Interest" (Appendix A) released on November 2, 2007 and will incorporate the volume of on-site chemicals, proximity of neighbors to a facility and other measures. Our operating locations with Appendix A chemicals meeting the volume thresholds prepared and submitted the required initial reports by the January 22, 2008 submission deadline. We expect that the cost to perform the assessments is nominal. At this time, we do not know if we will need to implement any changes to our facilities based on the findings of the assessments, or what the nature or cost of such changes, if any, will be.

MTBE Developments

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market.

        As a result of these developments, we currently market, either directly or through third parties, MTBE to customers located outside the U.S. for use as a gasoline additive. There are additional costs associated with sales to customers outside the U.S., which may result in decreased profitability compared to sales in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in approximately 150 cases currently pending in U.S. courts that allege MTBE contamination in groundwater. In March 2007, we were named for the first time as a defendant in eight of those lawsuits. We learned that we were named in a ninth such lawsuit in January 2008. For more information, see "Item 3. Legal Proceedings—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

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

GLOSSARY OF CHEMICAL TERMS

APAO—amorphous polyalpha olefins

DEG—di-ethylene glycol

BDO—butane diol

DGA® Agent—DIGLYCOLAMINE® agent

EG—ethylene glycol

EO—ethylene oxide

EPS—expanded polystyrene

LAB—linear alkyl benzene

LAS—linear alkylbenzene sulfonate

LDPE—low density polyethylene

LER—liquid epoxy resins

LLDPE—linear low density polyethylene

LNG—liquefied natural gas

MEG—mono-ethylene glycol

MDI—methyl diphenyl diisocyanate

MTBE—methyl tertiary-butyl ether

PG—propylene glycol

PO—propylene oxide

TBA—tertiary-butyl alcohol

TBHP—tert-butyl hydroperoxide

TDI—toluene diisocyanate

TEG—tri-ethylene glycol

TiO2—titanium dioxide pigment

TPU—thermoplastic polyurethane

UPR—unsaturated polyester resin

ITEM 1A.    RISK FACTORS

Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

Risks Related to the Merger

Any failure to complete the Merger could materially adversely impact the market price of our common stock as well as our business, financial condition and results of operations.

        Consummation of the Merger is subject to our and Hexion's performance under the Merger Agreement and a number of closing conditions. If the Merger is not completed for any reason, the price of our common stock will likely decline to the extent that the current market price of our common stock reflects market assumptions that the Merger will be completed and the premium implied by the merger consideration will be realized. We may also be subject to additional risks, including:

  •
  the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Hexion, or the failure of the Merger to close for any other reason;

  •
  under the terms of the Merger Agreement, in certain circumstances we could be required to pay significant fees in connection with a termination of the Merger Agreement, which would be in addition to the termination fee (the "Basell Termination Fee") that we paid under an agreement and plan of merger we entered into with Basell (the "Basell Agreement"), for which we would be solely responsible;

  •
  our management having spent a significant amount of their time and efforts directed toward the Merger and the related transactions, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

  •
  costs relating to the Merger and related transactions, such as legal, accounting and filing fees, much of which must be paid regardless of whether the Merger is completed;

  •
  uncertainties relating to the Merger and related transactions may adversely affect our relationships with our employees, vendors and customers; and

  •
  the outcome of any litigation or judicial actions that have been or may be instituted against us, our board of directors and others relating to the Merger Agreement or any settlement of such litigation or judicial actions.

        Accordingly, investors should not place undue reliance on the occurrence of the Merger. In addition, if the Merger does not occur, there can be no assurance that a comparable transaction will be consummated that results in investors' shares being purchased. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

If the banks that have provided commitment letters for the funds to complete the Merger are not required or refuse to fund, Hexion will have to seek other financing to complete the Merger, which financing may not be available.

        Hexion has obtained commitment letters for senior secured credit facilities and a senior secured bridge facility with affiliates of Credit Suisse and Deutsche Bank AG to be made available to Hexion and/or one or more of its subsidiaries for purposes of, among other things, financing the merger consideration. Hexion's ability to draw on the proposed loan facility is subject to the satisfaction of certain conditions. Under the Merger Agreement, Hexion's obligation to consummate the Merger, however, is not conditioned upon receipt or availability of financing. Although Hexion expects that it will be able to draw on the proposed loan facility, in the event Hexion is unable to do so, Hexion will be forced to seek substitute financing to raise the necessary funds to pay the merger consideration. Such substitute financing may be unavailable. In addition, while Hexion is owned by affiliates of Apollo Management, L.P., Apollo Management, L.P. is not obligated to contribute additional equity to us or Hexion in order to consummate the Merger. For more information, see "—Recent Developments—Pending Sale of Our Company" above.

Necessary consents and approvals from government entities may delay or prevent the closing of the Merger.

        The Merger is conditioned upon, among other things, receipt of regulatory approvals or expiration of required waiting periods in the United States, the European Union and several other jurisdictions. There can be no assurance when any such approvals will be obtained or when such waiting periods will expire, if at all. As a result, stockholders face the risk that the completion of the Merger may be delayed or that the Merger may not be completed.

The period of time expected before completing the Merger may increase the risk that we inadvertently fail to comply with our covenants, including those that restrict our conduct of business or that a material adverse effect occurs in our business which would permit Hexion to refuse to consummate the Merger.

        The Merger is subject to obtaining the required regulatory clearances and approvals and other conditions beyond our control that may delay or otherwise materially adversely affect its completion. We cannot predict when these conditions will be satisfied. Further, the period of time necessary to satisfy the requirements for obtaining the required clearances and approvals could significantly delay the effective time of the Merger which would increase the risk that we inadvertently fail to comply with our covenants, including those that restrict our conduct of business or that there arises an occurrence, condition, change or event that would constitute a material adverse effect under the terms of the Merger Agreement, which would permit Hexion to refuse to consummate the Merger.

We could incur substantial merger-related costs in connection with the Merger.

        We expect to incur a number of non-recurring costs associated with completing the Merger. These costs could be substantial and could have an adverse effect on our reported results before the consummation of the Merger.

The pendency of the Merger could materially adversely affect our business and operations.

        In connection with the pending Merger, some of our vendors, customers and strategic partners may delay or defer decisions relating to their ongoing and future relationships with us, which could negatively affect our revenues, earnings and cash flows and adversely affect our prospects which could be detrimental to our stockholders if the Merger is not consummated.

Uncertainties associated with the Merger may cause a loss of employees and may otherwise materially adversely affect our business and operations.

        Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. A number of our employees are highly skilled scientists and highly trained technicians, and failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. In addition, current and prospective employees may experience uncertainty about their roles following the effective time of the Merger. This uncertainty may materially adversely affect our ability to attract and retain key management, sales, marketing, technical and other personnel. This inability to retain key personnel could have an adverse effect on our ability to operate the business as a stand-alone enterprise in the event the Merger is not consummated.

In certain circumstances, the Merger Agreement requires us to pay Hexion a termination fee of $225 million plus an amount equal to $100 million (the "Reimbursement Amount"), representing the portion of the $200 million termination fee paid to Basell that was funded by Hexion, and, any such payment could have material and adverse consequences to our financial condition and operations.

        Under the Merger Agreement, we may be required to pay to Hexion a termination fee of $225 million and the Reimbursement Amount of $100 million if the Merger Agreement is terminated under certain circumstances. Should the Merger Agreement be terminated in circumstances under which the termination fee and Reimbursement Amount are payable, the payment could have material and adverse consequences to our financial condition and operations after such time.

The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

        The Merger Agreement contains restrictive covenants that limit our ability to, among other things:

  •
  incur or guarantee additional indebtedness or raise additional capital;

  •
  purchase equity interests or redeem indebtedness early;

  •
  create or incur certain liens;

  •
  enter into transactions with affiliates;

  •
  issue or sell capital stock of subsidiaries; and

  •
  sell or acquire assets or businesses.

Although the Merger Agreement provides that Hexion will not unreasonably withhold its consent to us taking otherwise prohibited actions, there can be no assurances that Hexion will grant such consent. The requirement that we comply with these provisions prior to the Merger may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities, obtain future financing, fund needed capital expenditures, or finance equipment purchases, any of which could have a material and adverse effect on the prospects of our business, which could be detrimental to our stockholders in the event the Merger is not consummated.

Rating agencies could downgrade their corporate debt ratings for us before the effective time of the Merger. Such downgrades could have a material adverse effect on the ongoing cost of financing our business.

        Some rating agencies that provide corporate ratings on us or provide ratings on our debt may downgrade their corporate or debt ratings with respect to us in light of the pending Merger and the financing thereof. A downgrade could materially adversely affect our ability to finance our operations, including increasing the cost of obtaining financing under existing or future facilities or of debt securities, and may effect the payment terms offered by vendors which could result in a negative impact on our liquidity.

Risks Related to the Ownership of Our Common Stock

Our stock price has been and may continue to be subject to large fluctuations.

        We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of actual performance. The most significant factors that are likely to effect our stock price are events, expectations and market perceptions that relate to the likelihood and timing of the consummation of the Merger. In addition, the following factors could effect our stock price:

  •
  periodic variations in the actual or anticipated financial results of our business or that of our competitors;

  •
  downward revisions in securities analysts' estimates of our future operating results or of the future operating results of our competitors;

  •
  material announcements by us or our competitors;

  •
  public sales of a substantial number of shares of our common stock; and

  •
  adverse changes in general market conditions or economic trends or in conditions or trends in the markets in which we operate.

Shares available for future sale may cause our common stock price to decline, which may negatively impact your investment.

        Sales of substantial numbers of additional shares of our common stock, or the perception that such sales could occur, may cause prevailing market prices for shares of our common stock to decline. Pursuant to a voting agreement, MatlinPatterson has the right to dispose of 19,870,000 shares of our common stock, subject to the requirement that either we agree that certain criteria are satisfied or the new owner grants all voting rights with respect to the purchased shares to HMP Equity Trust or to Jon M. Huntsman. In addition, we have filed a registration statement to permit sales of our common stock by other stockholders who hold an aggregate of 23,762,000 shares (or approximately 10.7%) of our outstanding shares of common stock. Any sales of our shares of common stock may negatively impact your investment.

If the Merger Agreement is terminated, or with the consent of Hexion, we have the ability to issue additional equity securities, which would lead to further dilution of our issued and outstanding common stock.

        The issuance of additional equity securities would result in dilution of then-existing stockholders' equity interests in us. Our certificate of incorporation authorizes our board of directors, without stockholder approval, to establish one or more series of preferred stock and to determine, with respect to any series of preferred stock, the number of shares in that series and the terms, rights and limitations of that series. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future, subject to restrictions set forth in the Merger Agreement. In addition, subject to restrictions set forth in the Merger Agreement, we may issue additional shares of common stock under our equity incentive plans.

In addition to provisions of the Merger Agreement, certain provisions contained in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction other than the Merger and, therefore, your ability to sell your shares at a price higher than contemplated by the Merger.

        In addition to provisions of the Merger Agreement, certain provisions contained in our certificate of incorporation and bylaws, such as a classified board of directors, limitations on stockholder proposals at meetings of stockholders and the inability of stockholders to call special meetings and certain provisions of Delaware law, could make it more difficult for a third party other than Hexion to acquire control of our company, even if some of our stockholders considered such a change of control to be beneficial. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. Although the terms of the Merger Agreement restrict our ability to issue preferred stock, if the Merger Agreement is terminated, or if Hexion consents, our board of directors could elect to issue preferred stock that has special voting or other rights that could make it even more difficult for a third party to acquire us, which may reduce or eliminate your ability to sell your shares of common stock at a price higher than contemplated by the Merger.

Risks Related to MTBE

Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability, materially reduce our sales and/or materially increase our costs.

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market.

        As a result of these developments, we currently market, either directly or through third parties, MTBE to customers located outside the U.S. for use as a gasoline additive. There are additional costs associated with sales to customers outside the U.S., which may result in decreased profitability compared to sales in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in approximately 150 cases currently pending in U.S. courts that allege MTBE contamination in groundwater. In March 2007, we were named for the first time as a defendant in eight of those lawsuits. We learned that we were named in a ninth such case in January 2008. The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

Other Risks

Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

        The prices of the raw materials that we purchase from third parties are cyclical and volatile. We purchase a substantial portion of these raw materials from third party suppliers, and, following the U.S. Petrochemicals Disposition and our other recent dispositions, our purchases from third party suppliers have significantly increased. The cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical.

        The feedstocks and other raw materials we consume are generally commodity products that are readily available at market prices. Nevertheless, we frequently enter into supply agreements with particular suppliers where we believe such agreements will reduce our costs. In some cases, the existence of pipelines or the proximity of suppliers may provide significant cost benefits to us. Disruptions of existing supply arrangements could substantially impact our profitability. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. In addition, if any of the raw materials that we use become unavailable within the geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow.

        Our supply agreements typically provide for market-based pricing and provide us only limited protection against price volatility. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on our cash flow. Any cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers.

        Our credit procedures and policies may not be adequate to eliminate customer credit risk. Our customers may experience financial difficulties, including bankruptcies, restructurings and liquidations. These and other financial problems that may be experienced by our customers, as well as potential financial weakness in our industry, may increase our risk in extending trade credit to customers. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect accounts receivable from that customer, all of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

        Any serious disruption at any of our facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of these facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. In addition, many of our current and potential customers are concentrated in specific geographic areas. A disaster in one of these regions could have a material adverse impact on our operations, operating results and financial condition.

We have a history of losses and may incur losses in the future.

        We incurred net losses in five of the last six fiscal years. Our history of net losses may have a negative impact on our business, including our ability to fund operations, make capital expenditures and service debt obligations. Persistent continued net losses likely would negatively affect our ability to meet such obligations over the long-term. Our history of net losses may also increase our cost of borrowing and make it more difficult and/or expensive to take advantage of opportunities for growth.

Our results of operations may be adversely affected by fluctuations in currency exchange rates and international business risks.

        We conduct a majority of our business operations outside the U.S., and these operations are subject to risks normally associated with international operations. These risks include the need to convert currencies which may be received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. In addition, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located outside the United States, we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.

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

Demand for many of our products is cyclical, and we may experience depressed market conditions for such products.

        Historically, the markets for many of our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins.

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could have a material adverse effect on our business, results of operations and financial condition.

        The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand this role significantly in the future. Increased competition in any of our businesses could compel us to reduce the prices of our products, which could result in reduced profit margins and loss of market share and have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our operations involve risks that may increase our operating costs, which could reduce our profitability.

        Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of differentiated and commodity chemical products. These hazards include: chemical spills, pipeline leaks and ruptures; storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers' compensation and other matters.

        We maintain property, business interruption and casualty insurance policies which we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards and risks incident to our business. We maintain property damage and business interruption insurance policies and products liability and sudden and accidental insurance policies, as well as insurance policies covering other types of risks, including pollution legal liability insurance. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

        In addition, we are subject to various claims and litigation in the ordinary course of business. In conjunction with many of our past acquisitions, we have obtained indemnity agreements from the prior owners addressing liabilities that may arise from operations and events prior to our ownership. We are a party to various pending lawsuits and proceedings. It is possible that judgments could be rendered against us in these cases or others in which we could be uninsured or not covered by indemnity and beyond the amounts that we currently have reserved or anticipate incurring for such matters.

We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability. See "Item 1. Business—Environmental, Health and Safety Matters" and "Item 3. Legal Proceedings."

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

        Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws. See "Item 1. Business—Environmental, Health and Safety Matters" and "Item 3. Legal Proceedings."

Our available cash and access to additional capital may be limited by our significant leverage, which could restrict our ability to grow our businesses.

        We have a significant amount of indebtedness outstanding. As of December 31, 2007, we had total consolidated outstanding indebtedness of approximately $3.6 billion (including the current portion of long-term debt) and a debt to total capitalization ratio of approximately 66%. This balance does not reflect approximately $428 million under our off-balance sheet A/R Securitization Program at

December 31, 2007. Our outstanding debt could have important consequences for our businesses, including:

  •
  a high degree of debt makes us more vulnerable to a downturn in our businesses, our industry or the economy in general, as a significant percentage of our cash flow from operations will be required to make payments on our indebtedness, making it more difficult to react to changes in our business and in market or industry conditions;

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

        We require substantial capital to finance our operations and continued growth, and we may incur substantial additional debt from time to time for a variety of purposes, including acquiring additional businesses. However, our existing debt instruments contain restrictive covenants. Among other things, these covenants limit or prohibit our ability to incur more debt; make prepayments of other debt; pay dividends, redeem stock or make other distributions; issue capital stock; make investments; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; and merge or consolidate; and transfer or sell assets. Also, if we undergo a change of control, our debt instruments may require us to make an offer to purchase certain of our notes. Under these circumstances, we may also be required to repay indebtedness under our senior secured credit facilities ("Senior Credit Facilities") prior to our notes. In this event, we may not have the financial resources necessary to purchase such notes, which would result in an event of default under the indentures governing such notes.

        As of December 31, 2007, the current portion of our long term debt totaled approximately $69 million. For 2008, without giving consideration to the Merger, we estimate that our annual aggregate debt service expense will be approximately $275 million, which will include approximately $5 million in amortization of capitalized debt costs. As of December 31, 2007, we had combined outstanding variable rate borrowings of approximately $1.7 billion. Assuming a 1% increase in interest rates, without giving effect to any interest rate hedges, our annual interest rate expense would increase by approximately $17 million. If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to meet payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of those instruments. In the event of a default, a holder of the indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, the creditors under our Senior Credit Facilities could elect to terminate their commitments thereunder and we or one or more of our subsidiaries, could be forced into bankruptcy or liquidation. Any of the foregoing consequences could have a material adverse effect on our business, results of operations and financial condition.

If our subsidiaries do not make sufficient distributions to us, then we will not be able to make payment on our debts.

        Generally, our debt is the exclusive obligation of Huntsman International and the guarantors of such debt and not of any of our other subsidiaries. Because a significant portion of our operations are conducted by these other subsidiaries, our cash flow and our ability to service indebtedness, including our ability to pay the interest on our debt when due and principal of such debt at maturity, are dependent to a large extent upon cash dividends and distributions or other transfers from non-guarantor subsidiaries. Any payment of dividends, distributions, loans or advances by our non-guarantor subsidiaries to us could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and any restrictions imposed by the current and future debt instruments of our non-guarantor subsidiaries. In addition, payments to us by our subsidiaries are contingent upon our non-guarantor subsidiaries' earnings.

        Our subsidiaries are separate and distinct legal entities and, except for our guarantor subsidiaries, have no obligation, contingent or otherwise, to pay any amounts due on our debt or to make any funds available therefor, whether by dividends, loans, distributions or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries that are not guarantors upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of notes to realize proceeds from the sale of their assets, will be structurally subordinated to the claims of that subsidiary's creditors, including trade creditors and holders of debt issued by that subsidiary.

A downgrade in the ratings of the securities of our Company or our subsidiaries could result in increased interest and other financial expenses related to future borrowings of our Company or our subsidiaries and could restrict our access to additional capital or trade credit.

        Standard and Poor's Ratings Services and Moody's Investors Service maintain credit ratings for us. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings and could restrict our ability to obtain additional financing on satisfactory terms. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

Future acquisitions, partnerships and joint ventures may require significant resources and/or result in unanticipated adverse consequences that could have a material adverse effect on our business, results of operations and financial condition.

        In the future we may seek to grow our Company and businesses by making acquisitions or entering into partnerships and joint ventures. Any future acquisition, partnership or joint venture may require that we make a significant cash investment, issue stock or incur substantial debt. In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Any future acquisitions of businesses or facilities, could entail a number of additional risks, including:

  •
  problems with effective integration of operations;

  •
  the inability to maintain key pre-acquisition business relationships;

  •
  increased operating costs;

  •
  exposure to unanticipated liabilities; and

  •
  difficulties in realizing projected efficiencies, synergies and cost savings.

        We have incurred indebtedness to finance past acquisitions. We may finance future acquisitions with additional indebtedness. We could face the financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness, which could have a material adverse effect on our business, results of operations and financial condition.

Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

        Proprietary protection of our processes, apparatuses and other technology is important to our business. Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

        We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Loss of key members of our management could disrupt our business.

        We depend on the continued employment and performance of our senior executives and other key members of management. If any of these individuals resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations and our ability to implement our growth strategies could be materially disrupted. We generally do not have employment agreements with, and we do not maintain any "key man" life insurance for, any of our executive officers.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, the continuing military action in Iraq, general instability in various OPEC member and other energy-producing nations, the threat of other attacks or acts of war in the U.S. and abroad and increased security regulations related to our industry could adversely affect our business.

        The attacks of September 11, 2001, and subsequent events, including the continuing military action in Iraq, have caused instability in the U.S. and other financial markets and have led, and may continue to lead, to further armed hostilities, prolonged military action in Iraq, or further acts of terrorism in the U.S. or abroad, which could cause further instability in financial markets. Current regional tensions and conflicts in various OPEC member and other energy-producing nations, including the continuing military action in Iraq, have caused, and may cause further, increases in raw material costs, particularly natural gas and crude oil based feedstocks, which are used in our operations. The uncertainty surrounding the threat of further armed hostilities, military action or acts of terrorism may impact any or all of our physical facilities and operations, which are located in North America, Europe, Australia, Asia, Africa, South America and the Middle East, or those of our customers. Furthermore, the terrorist attacks, subsequent events and future developments in any of these areas may result in reduced demand from our customers for our products. In addition, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Jon M. Huntsman and the Huntsman family, through HMP Equity Trust, may be deemed to control approximately 22% of our outstanding common stock, and their interests may conflict with those of other stockholders or our Company.

        Jon M. Huntsman and other members of the Huntsman family may be deemed to control approximately 22% of our outstanding common stock. Through their interests, they may have the ability to substantially impact:

  •
  the election of the members of the board of directors of our Company;

  •
  the outcome of matters submitted to our stockholders for approval, including amendments to our certificate of incorporation, mergers, consolidations and the sale of all or substantially all of our assets; and

  •
  any potential change in control of our Company.

        The interests and objectives of the Huntsman family may be different from those of our Company or our other stockholders, and the Huntsman family may vote their common stock in a manner that may adversely affect our other stockholders.

        Jon M. Huntsman and Peter R. Huntsman are directors of our Company and they control HMP Equity Trust. This may create conflicts of interest because these directors have responsibilities to HMP Equity Trust and its beneficial owners. Their duties to HMP Equity Trust and its beneficial owners may conflict with their duties as directors of our Company regarding business dealings between HMP Equity Trust and us and other matters. The resolution of these conflicts may not always be in our or our stockholders' best interest.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2007, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

        We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and many foreign countries. Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our material owned or leased properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility
Salt Lake City, Utah	Corporate and other	Executive Offices
The Woodlands, Texas(1)	Various	Operating Headquarters, Global Technology Center
Geismar, Louisiana(2)	Polyurethanes	MDI, Nitrobenzene(3), Aniline(3) and Polyols Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
Shanghai, China	Polyurethanes	MDI Finishing Facilities
Deerpark, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House
Thane (Maharashtra), India(1)	Polyurethanes	Polyurethane Systems House
Samuprakam, Thailand(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(4)	Polyurethanes	Polyurethane Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane Research Facility/Performance Products Regional Headquarters
Gateway West, Singapore(1)	Polyurethanes	Polyurethane Commercial Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Wilton, U.K.	Polyurethanes	Aniline and Nitrobenzene Manufacturing Facilities
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines and PO Manufacturing Facilities
Bergkamen, Germany	Materials and Effects	Synthesis Facility
Monthey, Switzerland	Materials and Effects	Resins and Synthesis Facility
Pamplona, Spain	Materials and Effects	Resins and Synthesis Facility
McIntosh, Alabama	Materials and Effects	Resins and Synthesis Facility
Chennai, India(5)	Materials and Effects	Resins and Synthesis Facility
Bad Saeckingen, Germany(1)	Materials and Effects	Formulating Facility
Duxford, U.K.	Materials and Effects	Formulating Facility
Sadat City, Egypt	Materials and Effects	Formulating Facility
Taboão da Serra, Brazil	Materials and Effects	Formulating Facility
Panyu, China(1)(6)	Materials and Effects	Formulating Facility
East Lansing, Michigan	Materials and Effects	Formulating Facility
Istanbul, Turkey(1)	Materials and Effects	Formulating Facility

Los Angeles, California	Materials and Effects	Formulating Facility
Langweid am Leich, Germany(1)	Materials and Effects	Formulating Facility
Schweizerhalle, Switzerland(1)(7)	Materials and Effects	Formulating Facility
Charlotte, North Carolina(1)	Materials and Effects	Formulating Facility
St. Fons, France(1)(7)	Materials and Effects	Synthesis Facility
Basel, Switzerland(1)	Materials and Effects	Synthesis Facility
Samutsakorn (Mahachai), Thailand(1)	Materials and Effects	Synthesis Facility
Atotonilquillo, Mexico	Materials and Effects	Synthesis Facility
Panyu, China(1)	Materials and Effects	Production Facility
High Point, North Carolina(1)	Materials and Effects	Research Facility
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)(3)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)(3)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia	Performance Products	Surfactant/EG Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France(1)	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Victoria, Australia	Performance Products	Research Facility
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Grimsby, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility
Billingham, U.K.	Pigments	Titanium Dioxide Research and Technical Facility
West Footscray, Australia.	Corporate and other	Styrenics Manufacturing Facility

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

(4)
51%-owned manufacturing joint venture with Basic Chemicals Industries Ltd.

(5)
76%-owned manufacturing joint venture with Tamilnadu Petroproducts Limited.

(6)
95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(7)
We intend to close these facilities.

ITEM 3.    LEGAL PROCEEDINGS

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through December 31, 2007.

        During the year ended December 31, 2007, we paid €0.3 million (approximately $0.4 million) in partial settlement of a claim. We have formally requested reimbursement of ICI in accordance with our agreement. During the year ended December 31, 2006, we did not settle any Discoloration Claims. During the year ended December 31, 2005, we settled a claim for approximately $1.0 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of December 31, 2007 asserted aggregate damages of approximately €51 million (approximately $75 million). An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than eight years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2007 for costs associated with unasserted Discoloration Claims.

Environmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement or other complaints from regulatory agencies alleging non-compliance with applicable EHS laws. Based on currently available information and our past experience, we do not believe that the resolution of any pending or threatened environmental enforcement proceedings will have a material impact on our financial condition, results of operations or cash flows.

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we were required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorneys' fees to the Texas Attorney General. As of December 31, 2007, we have paid the full penalty and attorneys' fees. The monitoring projects have, we believe, been completed and we have submitted our documentation to the State of Texas for their approval. We do not expect to incur any further costs of significance relating to this matter.

        On April 29, 2006, there was a release of hydrocarbons followed by a significant fire in the ethylene refrigeration area of our Base Chemicals Light Olefins Unit located in Port Arthur, Texas. See "Note 23. Casualty Losses and Insurance Recoveries—Port Arthur, Texas, Plant Fire" to our consolidated financial statements included elsewhere in this report. There were no fatalities or serious injuries from the fire. An incident investigation team was formed immediately. The cause of the fire was determined to be a sudden rupture of a straight run of pipe which had been weakened by undetected external corrosion under insulation. The Texas Commission on Environmental Quality (the "TCEQ") has proposed, and we have accepted, a penalty of approximately $0.1 million for alleged excessive environmental releases occurring as a consequence of the fire. The settlement is awaiting approval of the TCEQ.

        In May 2007, our operation in Wilton, U.K., allegedly caused a discharge of wastewater effluent to be made to Northumbrian Water's Bran Sands treatment facility that contained elevated levels of nitrobenzene. Northumbrian Water alleges that this discharge caused a disruption of its treatment facility which, in turn, exceeded its discharge consent from the U.K. Environment Agency. The Environmental Agency is investigating a possible prosecution against Northumbrian Water and/or us for the breach. Northumbrian Water has threatened to prosecute our subsidiary in the U.K. To date, however, no charges have been filed.

Asbestos Litigation

        We have been named as a "premises defendant" in a number of asbestos exposure cases, typically claims by non-employees of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaints have not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below. While the complaints in these cases provide little additional information, we do not believe that the increased number of cases resulting from the changes in Texas tort procedure reflects an increase in the number of underlying claims.

        Where the alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our twelve-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Unresolved at beginning of period	1,367	576	398
Tendered during period	21	998	284
Resolved during period(1)	196	207	106
Unresolved at end of period	1,192	1,367	576

(1)
Although the indemnifying party informs us when tendered cases have been resolved, it generally does not inform us of the settlement amounts relating to such cases, if any. The indemnifying party has informed us that it typically manages our defense together with the defense of other entities in such cases and resolves claims involving multiple defendants simultaneously, and that it considers the allocation of settlement amounts, if any, among defendants to be confidential and proprietary.

  Consequently, we are not able to provide the number of cases resolved with payment by the indemnifying party or the amount of such payments.

        We have never made any payments with respect to these cases. As of December 31, 2007, we had an accrued liability of $16.4 million relating to these cases and a corresponding receivable of $16.4 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2007.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us, other than a number of cases that were erroneously filed against us due to a clerical error. The cases filed in error have been dismissed.

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Unresolved at beginning of period	42	34	29
Filed during period	52	19	55
Resolved during period	55	11	56
Unresolved at end of period	39	42	34

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $3.2 million, nil and $0.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. The cases for the year ended December 31, 2005 include cases filed against Rubicon LLC, which became our consolidated subsidiary on January 1, 2005, as follows: one case filed during the period, one case resolved during the period and six cases unresolved at the end of the period. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2007.

Antitrust Matters

        We have been named as a defendant in civil antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. These cases purport to be brought on behalf of a nationwide class of purchasers of MDI, TDI and polyether polyols. Bayer entered into a classwide settlement agreement with the plaintiffs that was approved by the court. Class certification briefing is underway in these consolidated cases.

        We have also been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI and polyether polyols industries filed in the Superior Court of Justice, Ontario, Canada on May 5, 2006 and in Superior Court, Quebec, Canada on May 17, 2006.

The other defendants named above in the Polyether Polyols cases are also defendants in these Canadian cases.

        We also have been named as a defendant in a putative class action antitrust suit pending in California state court that alleges a conspiracy to fix prices of certain rubber and urethane products in California. The other defendants named in the Polyether Polyols cases are also defendants in this case. The California action has been stayed pending disposition of the Polyether Polyols cases.

        The pleadings of the plaintiffs in these antitrust suits provide few specifics about any alleged illegal conduct of the defendants, and we are not aware of any evidence of illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possibility of loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

        In addition, by letter dated December 10, 2007, the Antitrust Division of the U.S. Department of Justice informed us that it had terminated the previously disclosed grand jury investigation of possible antitrust violations by manufacturers of TDI, MDI and polyether polyols.

MTBE Litigation

        In March 2007, we were named for the first time as a defendant in eight lawsuits alleging liability related to MTBE contamination in groundwater. We learned that we were named in a ninth such lawsuit in January 2008. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in these and many other cases currently pending in U.S. courts. The plaintiffs in the cases in which we have been named are municipal water districts and a regional water supply authority that claim that defendants' conduct has caused MTBE contamination of their groundwater. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases and therefore we have not accrued a liability for these claims. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners.

Shareholder Litigation Relating to the Pending Sale of Our Company

        From July 5 to July 13, 2007, four shareholder class action complaints were filed against our Company and our directors alleging breaches of fiduciary duty in connection with our then-proposed sale to Basell and the receipt of a superior proposal from Hexion. Three actions were filed in Delaware: Cohen v. Archibald, et al., No. 3070, in the Court of Chancery for the State of Delaware (filed July 5, 2007); Augenstein v. Archibald, et al., No. 3076, in the Court of Chancery for the State of Delaware (filed July 9, 2007); and Murphy v. Huntsman, et al., No. 3094, in the Court of Chancery for the State of Delaware (filed July 13, 2007). Another action was filed in Texas: Schwoegler v. Huntsman Corporation, et al., Cause No. 07-07-06993-CV, in the 9th Judicial District Court of Montgomery County, Texas (filed July 6, 2007). As subsequently amended, these lawsuits together allege that we and our directors breached fiduciary duties to the stockholders by, among other things, engaging in an unfair sales process, approving an unfair price per share for the Merger with Hexion, and making inadequate disclosures to stockholders, and that Basell, Hexion and MatlinPatterson entities aided and abetted these breaches of fiduciary duty. The lawsuits sought to enjoin the stockholder vote on the Merger.

        On September 20, 2007, the parties entered into a Memorandum of Understanding with plaintiffs' counsel in the Delaware and Texas actions to settle these four lawsuits. As part of the proposed settlement, the defendants deny all allegations of wrongdoing, but we agreed to make certain additional disclosures in the final proxy statement that was mailed to our stockholders on or about September 14, 2007. In connection with the settlement, the parties also reached an agreement with respect to any application that the plaintiffs' counsel will make for an award of customary attorneys' fees and expenses to be paid following the completion of the Merger. The settlement is subject to customary conditions, including court approval of the terms of the settlement following notice to members of the proposed settlement class. If finally approved by the court, the settlement will resolve all claims that were brought on behalf of the proposed settlement class in connection with the Merger, the Merger Agreement, the adequacy of the merger consideration, the negotiations preceding the Merger Agreement, the adequacy and completeness of the disclosures made in connection with the Merger, and any actions of the individual defendants in the events listed above, including any alleged breach of fiduciary duties by any of the defendants, or the aiding and abetting thereof. The settlement will not affect stockholders' appraisal rights, if available, pursuant to Section 262 of the General Corporation Law of the State of Delaware.

        The Memorandum of Understanding will be null and void and of no force and effect if the Merger is not consummated, the Delaware actions are not dismissed or the Texas court does not give final approval of the settlement and dismiss the Texas action with prejudice for any reason.

        The settlement will not affect the timing of the Merger or the amount of the merger consideration to be paid in the Merger. Under the terms of the Memorandum of Understanding, the terms of the proposed settlement will not be presented to the court for approval until the Merger is consummated.

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and International Risk Insurance Company ("IRIC"), our captive insurer, in the United States District Court, Southern District of Texas, by seventeen reinsurance companies ("the Reinsurers") that reinsure risks under the property insurance policy issued by IRIC to our Company (the "Policy") for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action seeks to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. Motions to dismiss that action filed by our Company and IRIC were heard December 21, 2007, but have not been decided by the Court. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the United States District Court for the Eastern District of Texas. Some of the Reinsurers have filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the Southern District of Texas in order to consolidate the two actions. Our Company has filed a motion to remand that action to the state court and opposition to the Reinsurers' motions in that action. Our Company has paid its deductible on the claim of $60 million and has been advanced $325 million to date (of which $20 million was advanced subsequent to December 31, 2007) by the Reinsurers. Our Company has claimed an additional $216 million as presently due and owing and unpaid under the Policy for losses caused by the fire, and anticipates filing additional claims.

Other Proceedings

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. For more information, see "Note 22. Environmental, Health and Safety Matters—Remediation Liabilities" to our consolidated financial statements included elsewhere in this report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held a special meeting of stockholders on October 16, 2007 to vote on a proposal to adopt the Merger Agreement with Hexion and the Merger Sub. The votes were tabulated as follows: 176,000,964 votes were cast for the proposal, 47,277 votes were cast against the proposal and 24,149 votes abstained.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is information concerning our executive officers as of the date of this report.

        Jon M. Huntsman is Chairman of the Board of Directors of our Company and has held this position since our Company was formed. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as Chief Executive Officer of our Company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute.

        Peter R. Huntsman is President, Chief Executive Officer and a Director of our Company. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries.

        J. Kimo Esplin is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as chief financial officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        Samuel D. Scruggs is Executive Vice President, General Counsel and Secretary. Mr. Scruggs served as Vice President and Treasurer from 2000 to 2002 and as Vice President and Associate General Counsel from 1999 to 2000. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Anthony P. Hankins is Division President, Polyurethanes. Mr. Hankins was appointed to this position in March 2004. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes business, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes business, and from March 1998 to September 2000, he served as Vice President—Asia Pacific for our Polyurethanes business. Mr. Hankins worked for ICI from 1980 to 1999, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme is Division President, Materials and Effects, and has served in that role since June 2003. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        Thomas J. Keenan is Division President, Pigments, and has served in that role since August 2003. From January 2000 to August 2003, Mr. Keenan served as President, North American Petrochemicals and Polymers, and from January 1998 to January 2000, he served as Senior Vice President of Huntsman Chemical Company LLC. Prior to joining Huntsman in 1994, Mr. Keenan was Vice President and General Manager, Olefins and Polyolefins for Mobil Chemical Company, where he worked for more than sixteen years.

        Kevin J. Ninow is Division President, Base Chemicals and Polymers, and has served in that role since July 2003. From July 1999 to July 2003, Mr. Ninow served as Senior Vice President, European Petrochemicals. Mr. Ninow joined Huntsman in 1989.

        Donald J. Stanutz is Division President, Performance Products. Mr. Stanutz was appointed to this position in March 2004. Mr. Stanutz served as Executive Vice President and Chief Operating Officer of Huntsman LLC from December 2001 to February 2004, as Executive Vice President, Global Sales and Marketing from July 2000 to November 2001 and as Executive Vice President, Polyurethanes, PO and Performance Chemicals from July 1999 to June 2000. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

        Michael J. Kern is Senior Vice President—Environmental, Health & Safety. Mr. Kern has held this position since December 2003. Mr. Kern has served in several senior management positions of our Company, including Senior Vice President, Environmental, Health & Safety from July 2001 to December 2003 and Senior Vice President, Manufacturing from December 1995 to July 2001. Prior to joining Huntsman, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager—Jefferson County Operations from April 1993 until joining our Company, Plant Manager of the Port Neches facility from August 1992 to March 1993, Manager of the PO/MTBE project from October 1989 to July 1992, and Manager of Oxides and Olefins from April 1988 to September 1989.

        Brian V. Ridd is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        Russ R. Stolle is Senior Vice President, Global Public Affairs and Communications. Mr. Stolle was appointed to this position in October 2006. From November 2002 to October 2006, Mr. Stolle served as Vice President and Deputy General Counsel, from October 2000 to November 2002 he served as Vice President and Chief Technology Counsel, and from April 1994 to October 2000 he served as Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker & Botts.

        L. Russell Healy is Vice President and Controller. Mr. Healy is also Vice President and Controller of Huntsman International and certain of our other subsidiaries and has served in these capacities since April 2004. From August 2001 to April 2004, Mr. Healy served as Vice President, Finance, and from July 1999 to July 2001, he served as Vice President and Finance Director for Huntsman International. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche LLP. Mr. Healy is a Certified Public Accountant and holds a master's degree in accounting.

        Martin Casey is Vice President, Strategic Planning. Dr. Casey has held this position since August 2004. From 1999 until he was appointed to his current position, Dr. Casey was responsible for planning and business development in Huntsman's Polyurethanes Business, which was acquired from ICI in 1999.

From 1995 to 1999 he was New Business Development Manager for ICI's polyurethanes business, before which he was Business Manager for ICI's acrylic sheet business and held a variety of earlier positions in technical and business management roles.

        Sean Douglas is Vice President and Treasurer. Mr. Douglas served as Vice President, Finance from July 2001 until he was appointed to his current position in 2002 and as Vice President, Administration from January 1997 to July 2001. Mr. Douglas is a Certified Public Accountant and, prior to joining Huntsman in 1990, worked for the accounting firm of Price Waterhouse.

        Kevin C. Hardman is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Mr. Hardman is also Vice President, Tax of Huntsman International. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

        John R. Heskett is Vice President, Corporate Development and Investor Relations. Mr. Heskett has held this position since August 2004. Mr. Heskett was appointed Vice President, Corporate Development in 2002. Mr. Heskett previously served as Assistant Treasurer for our Company and several of our subsidiaries, including Huntsman International and Huntsman LLC. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

        Steven C. Jorgensen is Vice President of Internal Audit and Controls. Mr. Jorgensen was appointed to this position effective May 2007. Mr. Jorgensen joined Huntsman in May 2004 as Director of Internal Controls and in May 2005 was appointed as Director of Internal Audit and Controls. Prior to joining Huntsman, Mr. Jorgensen was Vice President and Audit Manager with General Electric Consumer Finance, and prior to that he was an audit Senior Manager with the accounting firm of Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant and holds a masters degree in accounting.

        James R. Moore is Vice President and Deputy General Counsel. Mr. Moore served as Vice President and Chief Environmental Counsel from 2002 until he was appointed to his current position in 2003. Mr. Moore served as Senior Environmental Counsel from 1998 to 2002. From 1989 until joining Huntsman in 1998, Mr. Moore was a partner at the Seattle law firm of Perkins Coie. Mr. Moore also previously served as a trial attorney with the U.S. Department of Justice, an assistant U.S. Attorney and Regional Counsel, Region 10, of the U.S. Environmental Protection Agency.

        R. Wade Rogers is Vice President, Global Human Resources. Mr. Rogers has held this position since May 2004. From October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

        Maria Csiba-Womersley is Vice President and Chief Information Officer. Ms. Csiba-Womersley was appointed to this position effective September 1, 2006. Ms. Csiba-Womersley served as Global eBusiness Director from 2004 to 2006 and also served as our Director of Global IT Planning and Security. Previously, Ms. Csiba-Womersley was a Regional Polymer Sales Manager, a Business Director for Polypropylene and Director of Polymer Logistics. Ms. Csiba-Womersley joined Huntsman in 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

        Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of February 21, 2008, there were approximately 153 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $22.64 per share.

        The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2007
First Quarter	$21.92	$18.74
Second Quarter	24.39	18.40
Third Quarter	28.40	22.24
Fourth Quarter	27.00	23.60

Period	High	Low
2006
First Quarter	$23.62	$16.99
Second Quarter	19.98	16.34
Third Quarter	18.86	15.62
Fourth Quarter	19.24	16.81

DIVIDENDS

        During 2007, we paid quarterly cash dividends of $0.10 per share on March 30, June 29, September 28, and December 31, 2007 to common stockholders of record as of March 15, June 15, September 15, December 15, 2007, respectively. On February 8, 2008, our board of directors declared a $0.10 per share cash dividend, payable on March 31, 2008, to stockholders of record as of March 14, 2008. We paid no dividends on our common stock in 2006.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

        Neither we nor any "affiliated issuer" (as such term is defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended) made any purchase of our equity securities during the fourth quarter of the fiscal year ended December 31, 2007.

STOCK PERFORMANCE GRAPH

        Information relating to our stock performance graph will be contained in the definitive proxy statement for the annual meeting of our stockholders and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data set forth below presents our historical financial data and the historical financial data of our predecessor Huntsman Holdings, LLC as of and for the dates and periods indicated. In such financial data, Huntsman International Holdings is accounted for using the equity method of accounting through April 30, 2003. Effective May 1, 2003, we have consolidated the financial results of Huntsman International Holdings. Effective June 30, 2003, as a result of the acquisition of Huntsman Advanced Materials, we have consolidated the financial results of Huntsman Advanced Materials. As a result, the financial information as of and for the year ended December 31, 2003 is not comparable to the financial information as of and for the years ended December 31, 2007, 2006, 2005 and 2004. You should read the selected financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and accompanying notes included elsewhere in this report.

Huntsman Corporation

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except per share amounts)
Statements of Operations Data:
Revenues	$9,650.8	$8,730.9	$8,445.9	$7,632.2	$4,822.4
Gross profit	1,539.7	1,422.5	1,413.4	1,122.5	648.3
Restructuring, impairment and plant closing costs	41.9	15.3	106.5	274.3	39.7
Operating income	536.2	644.7	554.3	227.5	198.1
Income (loss) from continuing operations	51.5	306.8	(130.5)	(341.7)	(339.5)
(Loss) income from discontinued operations, net of tax(a)	(217.1)	(132.9)	123.6	114.0	19.7
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil(b)	(6.5)	55.9	—	—	—
Cumulative effect of changes in accounting principle, net of tax(c)	—	—	(27.7)	—	—
Net (loss) income	(172.1)	229.8	(34.6)	(227.7)	(319.8)
Basic (loss) income per common share(d):
Income (loss) from continuing operations	$0.23	$1.39	$(0.79)	$(1.95)	$(1.88)
(Loss) income from discontinued operations, net of tax(a)	(0.98)	(0.60)	0.57	0.52	0.09
Extraordinary (loss) gain on the acquisition of a business(b)	(0.03)	0.25	—	—	—
Cumulative effect of changes in accounting principle, net of tax(c)	—	—	(0.13)	—	—

Net (loss) income	$(0.78)	$1.04	$(0.35)	$(1.43)	$(1.79)

Diluted (loss) income per common share(d):
Income (loss) from continuing operations	$0.22	$1.32	$(0.79)	$(1.95)	$(1.88)
(Loss) income from discontinued operations, net of tax(a)	(0.93)	(0.57)	0.57	0.52	0.09
Extraordinary (loss) gain on the acquisition of a business(b)	(0.03)	0.24	—	—	—
Cumulative effect of changes in accounting principle, net of tax(c)	—	—	(0.13)	—	—

Net (loss) income	$(0.74)	$0.99	$(0.35)	$(1.43)	$(1.79)

Other Data:
Depreciation and amortization	$412.9	$465.7	$500.8	$536.8	$353.4
Capital expenditures	665.1	549.9	338.7	226.6	191.0
Dividends per share	0.40	—	—	—	—
Balance Sheet Data (at period end):
Total assets	$8,165.6	$8,444.9	$8,870.5	$9,423.5	$8,737.4
Total debt	3,568.8	3,645.3	4,457.9	6,299.5	5,910.1
Total liabilities	6,312.5	6,678.9	7,329.5	9,065.2	8,278.8

(a)
(Loss) income from discontinued operations represents the operating results and loss on disposal of our former U.S. base chemicals business, our former North American polymers business, our former European base chemicals and polymers business and our former TDI business. The U.S.

  base chemicals business was sold on November 5, 2007, the North American polymers business was sold on August 1, 2007, the European base chemicals and polymers business was sold on December 29, 2006 and the TDI business was sold on July 6, 2005. For more information, see "Note 3. Discontinued Operations" to our consolidated financial statements included elsewhere in this report.

(b)
The extraordinary (loss) gain on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. The extraordinary gain in 2006 represented the preliminary fair value of the net assets acquired in excess of the purchase price paid for the textile effects business, after the values of all long-lived assets were reduced to zero. The extraordinary loss in 2007 represented the finalization of the fair value of net assets acquired. For more information, see "Note 4. Business Dispositions and Combinations—Textile Effects Acquisition" to our consolidated financial statements included elsewhere in this report.

(c)
During the fourth quarter of 2005, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 47, Accounting for Conditional Asset Retirement Obligations, and recorded a charge for the cumulative effect of accounting change, net of tax, of $31.7 million. Also, in 2005, we accelerated the date for actuarial measurement of our pension and postretirement benefit obligations from December 31 to November 30. The effect of the change in measurement date resulted in a cumulative effect of accounting change credit, net of tax, of $4.0 million.

(d)
All per share information has been restated to give effect to the shares issued in connection with the Reorganization Transaction and our initial public offering of common stock on February 16, 2005 and the shares issued in connection with the exchange of certain warrants (the "HMP Warrants") on March 14, 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global manufacturer of differentiated chemical products; we also manufacture inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" above, which are located in 25 countries. As of December 31, 2007, we employed approximately 12,900 associates worldwide.

        Our business was organized around our six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals. Our Polyurethanes, Materials and Effects and Performance Products segments produce differentiated chemical products and our Pigments segment produces inorganic chemical products. Our Polymers and Base Chemicals segments produced commodity chemical products prior to the dispositions discussed in "Item 1. Business—General" above.

        Growth in our Polyurethanes and Materials and Effects segments has been driven by the continued substitution of our products for other materials across a broad range of applications, as well as by the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable or improving, but excess surfactant manufacturing capacity and a decline in the use of LAB in new detergent formulations have continued to keep margins under pressure. Ethylene glycol industry operating rates and profitability declined from 2005 through 2006 due to additional capacity coming on stream but rebounded in 2007. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, maleic anhydride demand can be cyclical.

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

        During 2007, we completed the U.S. Petrochemicals Disposition pursuant to which we sold our North American polymers business and our U.S. base chemicals business. During 2006, we completed the U.K. Petrochemicals Disposition. In 2005, we sold our former TDI business. The results of operations of these businesses are classified as discontinued operations.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations for the years ended December 31, 2007, 2006 and 2005 (dollars in millions):

Huntsman Corporation

				Percent Change
	Year Ended December 31,
				2007 vs 2006	2006 vs 2005
	2007	2006	2005
Revenues	$9,650.8	$8,730.9	$8,445.9	11%	3%
Cost of goods sold	8,111.1	7,308.4	7,032.5	11%	4%

Gross profit	1,539.7	1,422.5	1,413.4	8%	1%
Operating expense	961.6	762.5	752.6	26%	1%
Restructuring, impairment and plant closing costs	41.9	15.3	106.5	174%	(86)%

Operating income	536.2	644.7	554.3	(17)%	16%
Interest expense, net	(285.6)	(350.7)	(426.6)	(19)%	(18)%
Loss on accounts receivable securitization program	(20.4)	(12.7)	(9.0)	61%	41%
Equity in income of investment in unconsolidated affiliates	13.1	3.6	8.2	264%	(56)%
Loss on early extinguishment of debt	(2.2)	(27.1)	(322.5)	(92)%	(92)%
Expenses associated with the Merger	(209.8)	—	—	NM	NM
Other (expense) income	(1.1)	1.6	(0.2)	NM	NM

Income (loss) from continuing operations before income taxes and minority interest	30.2	259.4	(195.8)	(88)%	NM
Income tax benefit	12.1	50.3	67.0	(76)%	(25)%
Minority interests in subsidiaries' loss (income)	9.2	(2.9)	(1.7)	NM	71%

Income (loss) from continuing operations	51.5	306.8	(130.5)	(83)%	NM
(Loss) income from discontinued operations (including loss on disposals of $339.0 in 2007, $301.8 in 2006 and $36.4 in 2005), net of tax	(217.1)	(132.9)	123.6	63%	NM
Extraordinary (loss) gain on the acquisition of a business, net tax of nil	(6.5)	55.9	—	NM	NM
Cumulative effect of changes in accounting principle, net of tax	—	—	(27.7)	NM	NM

Net (loss) income	(172.1)	229.8	(34.6)	NM	NM
Interest expense, net	285.6	350.7	426.6	(19)%	(18)%
Income tax benefit from continuing operations	(12.1)	(50.3)	(67.0)	(76)%	(25)%
Income tax (benefit) expense from discontinued operations and cumulative effect of changes in accounting principle	(139.5)	35.3	87.6	NM	(60)%
Depreciation and amortization	412.9	465.7	500.8	(11)%	(7)%

EBITDA(1)	$374.8	$1,031.2	$913.4	(64)%	13%

Net cash (used in) provided by operating activities	$(51.5)	$893.1	$968.6	NM	(8)%
Net cash provided by (used in) investing activities	200.5	173.9	(463.7)	15%	NM
Net cash used in financing activities	(269.9)	(961.2)	(603.0)	(72)%	59%

Huntsman International

				Percent Change
	Year Ended December 31,
				2007 vs 2006	2006 vs 2005
	2007	2006	2005
Revenues	$9,650.8	$8,730.9	$8,445.9	11%	3%
Cost of goods sold	8,095.0	7,291.4	7,014.9	11%	4%

Gross profit	1,555.8	1,439.5	1,431.0	8%	1%
Operating expense	961.2	762.0	753.4	26%	1%
Restructuring, impairment and plant closing costs	41.9	15.3	106.5	174%	(86)%

Operating income	552.7	662.2	571.1	(17)%	16%
Interest expense, net	(286.9)	(355.2)	(425.6)	(19)%	(17)%
Loss on accounts receivable securitization program	(20.4)	(12.7)	(9.0)	61%	41%
Equity in income of investment in unconsolidated affiliates	13.1	3.6	8.2	264%	(56)%
Loss on early extinguishment of debt	(2.6)	(39.0)	(167.3)	(93)%	(77)%
Other (expense) income	(1.1)	1.6	(0.3)	NM	NM

Income (loss) from continuing operations before income taxes and minority interest	254.8	260.5	(22.9)	(2)%	NM
Income tax (expense) benefit	(40.8)	31.3	66.4	NM	(53)%
Minority interests in subsidiaries' loss (income)	9.2	(2.9)	(1.7)	NM	71%

Income from continuing operations	223.2	288.9	41.8	(23)%	591%
(Loss) income from discontinued operations (including loss on disposals of $350.0 in 2007, $280.1 in 2006 and $36.4 in 2005), net of tax	(228.1)	(111.2)	125.1	105%	NM
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(6.5)	55.9	—	NM	NM
Cumulative effect of changes in accounting principle, net of tax	—	—	(27.5)	NM	NM

Net (loss) income	(11.4)	233.6	139.4	NM	68%
Interest expense, net	286.9	355.2	425.6	(19)%	(17)%
Income tax expense (benefit) from continuing operations	40.8	(31.3)	(66.4)	NM	(53)%
Income tax (benefit) expense from discontinued operations and cumulative effect of changes in accounting principle	(139.5)	35.3	87.2	NM	(60)%
Depreciation and amortization	390.1	439.1	473.9	(11)%	(7)%

EBITDA(1)	$566.9	$1,031.9	$1,059.7	(45)%	(3)%

Net cash provided by operating activities	$57.6	$883.5	$981.0	(93)%	(10)%
Net cash provided by (used in) investing activities	7.8	159.2	(308.8)	(95)%	NM
Net cash used in financing activities	(169.2)	(943.8)	(780.9)	(82)%	21%

        For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2007	2006	2005
Loss on early extinguishment of debt	$(2.2)	$(27.1)	$(322.5)
Loss on accounts receivable securitization program	(20.4)	(12.7)	(9.0)
Legal and contract settlement expense, net	(6.3)	—	—
Amounts included in discontinued operations	(324.1)	5.5	336.5
Cumulative effect of changes in accounting principle	—	—	(30.6)
Gain on sale of businesses/assets, net	73.1	92.4	—
Recovery of property losses	—	8.8	—
Expenses associated with the Merger	(209.8)	—	—
Extraordinary (loss) gain on the acquisition of a business	(6.5)	55.9	—
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	2.7	(13.4)
Materials and Effects	(24.9)	(3.8)	(0.5)
Performance Products	(0.3)	(2.2)	(11.1)
Pigments	(3.0)	(3.8)	(30.1)
Corporate and other	(13.7)	(8.2)	(51.4)

Total restructuring, impairment and plant closing costs	(41.9)	(15.3)	(106.5)

Total	$(538.1)	$107.5	$(132.1)

Huntsman International

	Year ended December 31,
	2007	2006	2005
Loss on early extinguishment of debt	$(2.6)	$(39.0)	$(167.3)
Loss on accounts receivable securitization program	(20.4)	(12.7)	(9.0)
Legal and contract settlement expense, net	(6.3)	—	—
Amounts included in discontinued operations	(335.1)	27.2	336.5
Cumulative effect of changes in accounting principle	—	—	(30.8)
Gain on sale of businesses/assets, net	73.1	92.4	—
Recovery of property losses	—	8.8	—
Extraordinary (loss) gain on the acquisition of a business	(6.5)	55.9	—
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	2.7	(13.4)
Materials and Effects	(24.9)	(3.8)	(0.5)
Performance Products	(0.3)	(2.2)	(11.1)
Pigments	(3.0)	(3.8)	(30.1)
Corporate and other	(13.7)	(8.2)	(51.4)

Total restructuring, impairment and plant closing costs	(41.9)	(15.3)	(106.5)

Total	$(339.7)	$117.3	$22.9

NM—Not meaningful

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

  We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. For each of our Company and Huntsman

  International, the following tables reconcile EBITDA to net (loss) income and to net cash provided by operations (dollars in millions):

Huntsman Corporation

				Percent Change
	Year Ended December 31,
				2007 vs 2006	2006 vs 2005
	2007	2006	2005
EBITDA(1)	$374.8	$1,031.2	$913.4	(64)%	13%
Depreciation and amortization	(412.9)	(465.7)	(500.8)	(11)%	(7)%
Interest expense, net	(285.6)	(350.7)	(426.6)	(19)%	(18)%
Income tax benefit from continuing operations	12.1	50.3	67.0	(76)%	(25)%
Income tax benefit (expense) from discontinued operations and cumulative effect of change in accounting principle	139.5	(35.3)	(87.6)	NM	(60)%

Net (loss) income	(172.1)	229.8	(34.6)	NM	NM
Cumulative effect of changes in accounting principle, net of tax	—	—	27.7	NM	NM
Extraordinary loss (gain) on the acquisition of a business, net of tax	6.5	(55.9)	—	NM	NM
Equity in income of investment in unconsolidated affiliates	(13.1)	(3.6)	(8.2)	264%	(56)%
Depreciation and amortization	412.9	465.7	500.8	(11)%	(7)%
Loss on disposal of businesses/assets, net	269.2	209.4	35.4	29%	492%
Noncash restructuring, impairment and plant closing costs	14.6	18.1	58.6	(19)%	(69)%
Loss on early extinguishment of debt	2.2	27.1	322.5	(92)%	(92)%
Noncash interest	5.0	5.1	49.8	(2)%	(90)%
Deferred income taxes	(202.7)	(82.4)	(3.1)	146%	NM
Net unrealized (gain) loss on foreign currency transactions	(8.9)	(42.4)	15.3	(79)%	NM
Other, net	18.7	32.1	2.1	(42)%	NM
Changes in operating assets and liabilites	(383.8)	90.1	2.3	NM	NM

Net cash (used in) provided by operating activities	$(51.5)	$893.1	$968.6	NM	(8)%

Huntsman International

				Percent Change
	Year Ended December 31,
				2007 vs 2006	2006 vs 2005
	2007	2006	2005
EBITDA(1)	$566.9	$1,031.9	$1,059.7	(45)%	(3)%
Depreciation and amortization	(390.1)	(439.1)	(473.9)	(11)%	(7)%
Interest expense, net	(286.9)	(355.2)	(425.6)	(19)%	(17)%
Income tax (expense) benefit from continuing operations	(40.8)	31.3	66.4	NM	(53)%
Income tax benefit (expense) from discontinued operations and cumulative effect of change in accounting principle	139.5	(35.3)	(87.2)	NM	(60)%

Net (loss) income	(11.4)	233.6	139.4	NM	68%
Cumulative effect of changes in accounting principle, net of tax	—	—	27.5	NM	NM
Extraordinary loss (gain) on the acquisition of a business, net of tax	6.5	(55.9)	—	NM	NM
Equity in income of investment in unconsolidated affiliates	(13.1)	(3.6)	(8.2)	264%	(56)%
Depreciation and amortization	390.1	439.1	473.9	(11)%	(7)%
Loss on disposal of businesses/assets, net	269.2	187.7	35.4	43%	430%
Noncash restructuring, impairment and plant closing costs	14.6	18.1	58.6	(19)%	(69)%
Loss on early extinguishment of debt	2.6	39.0	167.3	(77)%	(77)%
Noncash interest	5.1	8.8	47.2	(42)%	(81)%
Deferred income taxes	(149.8)	(63.2)	(2.5)	137%	243%
Net unrealized (gain) loss on foreign currency transactions	(8.9)	(42.4)	15.3	(79)%	NM
Other, net	18.7	26.6	16.1	(30)%	65%
Changes in operating assets and liabilites	(466.0)	95.7	11.0	NM	770%

Net cash provided by operating activities	$57.6	$883.5	$981.0	(93)%	(10)%

        NM—Not meaningful

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        For the year ended December 31, 2007, we had a net loss of $172.1 million on revenues of $9,650.8 million, compared with net income of $229.8 million on revenues of $8,730.9 million for 2006. For the year ended December 31, 2007, Huntsman International had a net loss of $11.4 million on revenues of $9,650.8 million compared with net income of $233.6 million on revenues of $8,730.9 million for 2006. The decrease of $401.9 million in our net income and the decrease of $245.0 million in Huntsman International's net income was the result of the following items:

  •
  Revenues for the year ended December 31, 2007 increased by $919.9 million as compared with 2006 due principally to the effects of the Textile Effects Acquisition on June 30, 2006, and to higher sales volumes in our Polyurethanes, Performance Products and Pigments segments and higher average selling prices in our Polyurethanes, Materials and Effects and Performance Products segments. Higher volumes and selling prices in the above segments were partially offset by a decrease in average selling prices in local currencies in our Pigments segment. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2007 increased by $117.2 million and $116.3 million, respectively, or 8% in each case, as compared with 2006. Higher gross profit in our Materials and Effects segment resulting from the Textile Effects Acquisition on June 30, 2006 and higher gross profit in our Polyurethanes and Performance Products segments was offset somewhat by lower gross profit in our Pigments segment. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2007 increased by $199.1 million and $199.2 million, respectively, or 26% in each case, as compared with 2006. Higher operating expenses due to the Textile Effects Acquisition on June 30, 2006 constituted $92.7 million of the increase. Operating expenses also increased as a result of higher foreign currency losses of $13.4 million ($13.9 million of losses in 2007 as compared with $0.5 million of losses in 2006), lower insurance recoveries of $24.3 million, higher corporate information technology costs of $23.9 million and higher overall selling, general and administrative and research and development costs resulting, in part, from the negative impacts of foreign currency fluctuations as the U.S. dollar weakened against relevant currencies. In addition, we sold our U.S. butadiene and MTBE business in June 2006 and recognized a pre tax gain of $90.3 million. In 2007, we received $70.0 million of additional proceeds related to this sale upon satisfaction of certain obligations and recognized an additional gain of $69.0 million.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2007 increased to $41.9 million from $15.3 million in 2006. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the year ended December 31, 2007 decreased by $65.1 million and $68.3 million, or 19% in each case, as compared with 2006. This decrease was primarily due to lower average debt balances and lower interest rates.

  •
  Expenses related to the Merger consisted primarily of Merger-related legal fees and the Basell Termination Fee. For further information regarding these Merger-related expenses, see "Note 20. Expenses Associated with the Merger" to our consolidated financial statements included elsewhere in this report.

  •
  Our loss on early extinguishment of debt and the loss on early extinguishment of debt of Huntsman International decreased for the year ended December 31, 2007 by $24.9 million and

    $36.4 million, or 92% and 93%, respectively, as compared to 2006, resulting from higher repayment and refinancing of debt during 2006. For further information regarding the repayment of debt, see "Note 14. Debt" to our consolidated financial statements included elsewhere in this report.

  •
  Our income tax benefit decreased by $38.2 million to a benefit of $12.1 million for the year ended December 31, 2007 as compared with a benefit of $50.3 million for the same period in 2006. Huntsman International's income tax expense increased by $72.1 million to an expense of $40.8 million for the year ended December 31, 2007 as compared with a benefit of $31.3 million for the same period in 2006. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our tax benefit decreased while pre-tax income decreased largely due to non-tax-deductible expenses associated with the Merger, and the tax benefits associated with the prior year releases of tax contingencies and valuation allowances being greater than the current year benefits associated with the release of valuation allowances in the U.S. and Switzerland. In 2008, we believe it is reasonably possible that we will recognize tax benefits from reducing tax contingencies related to the settlement of tax audits. For further information concerning taxes, see "Note 19. Income Taxes" to our consolidated financial statements included elsewhere in this report.

  •
  Our loss from discontinued operations and the loss from discontinued operations from Huntsman International for the year ended December 31, 2007 increased by $84.2 and $116.9 million, respectively, compared with 2006. The loss from discontinued operations represents the operating results and loss on disposal of our former North American polymers business, our former U.S. base chemicals business, our former European base chemicals and polymers business and our former TDI business. Our 2007 loss from discontinued operations and the 2007 loss from discontinued operations of Huntsman International included a loss on disposal of $339.0 million and $350.0 million, respectively, related to the U.S. Base Chemicals Disposition, the North American Polymers Disposition and the U.K. Petrochemicals Disposition. The loss from discontinued operations in 2006 included a loss on disposal related to the U.K. Petrochemicals Disposition of $301.8 million and $280.1 million for us and Huntsman International, respectively. For more information, see "Note 3. Discontinued Operations" to our consolidated financial statements included elsewhere in this report.

  •
  The extraordinary (loss) gain on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. The extraordinary gain in 2006 represents the preliminary fair value of the net assets acquired in excess of the purchase price paid for the textile effects business, after the values of all long-lived assets were reduced to zero. The extraordinary loss in 2007 represents the finalization of the fair value of net assets acquired. For more information, see "Note 4. Business Dispositions and Combinations—Textile Effects Acquisition" to our consolidated financial statements included elsewhere in this report.

Segment Analysis

        Effective January 1, 2007, the results of our APAO facility were reported in our Materials and Effects segment. These results were previously reported in our Polymers segment. Beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other. Effective in the fourth quarter 2007, the results of our former U.S. butadiene and MTBE business were reported in Corporate and other. These results were previously reported in our Base Chemicals segment. All segment information for prior periods has been restated to reflect these transfers.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31,
			Percent Change
	2007	2006
Revenues
Polyurethanes	$3,812.6	$3,457.2	10%
Materials and Effects	2,419.3	1,792.4	35%
Performance Products	2,309.8	2,036.8	13%
Pigments	1,108.9	1,057.8	5%
Corporate and other	155.1	537.6	(71)%
Eliminations	(154.9)	(150.9)	3%

Total	$9,650.8	$8,730.9	11%

Huntsman Corporation

	Year ended December 31,
			Percent Change
	2007	2006
Segment EBITDA
Polyurethanes	$591.7	$582.5	2%
Materials and Effects	198.8	154.1	29%
Performance Products	201.9	207.8	(3)%
Pigments	51.2	112.8	(55)%
Corporate and other	(341.5)	(60.7)	463%

Subtotal	702.1	996.5	(30)%
Polymers	(197.3)	121.1	NM
Base Chemicals	(130.0)	(86.4)	50%

Total	$374.8	$1,031.2	(64)%

Huntsman International

	Year ended December 31,
			Percent Change
	2007	2006
Segment EBITDA
Polyurethanes	$591.7	$582.5	2%
Materials and Effects	198.8	154.1	29%
Performance Products	201.9	207.8	(3)%
Pigments	51.2	112.8	(55)%
Corporate and other	(149.4)	(60.0)	149%

Subtotal	894.2	997.2	(10)%
Polymers	(197.3)	121.1	NM
Base Chemicals	(130.0)	(86.4)	50%

Total	$566.9	$1,031.9	(45)%

NM—Not Meaningful

Polyurethanes

        For the year ended December 31, 2007, Polyurethanes segment revenues increased by $355.4 million, or 10%, as compared with 2006. This increase was the result of both higher average selling prices and growth in overall sales volumes. MDI average selling prices in 2007 increased by 6% as compared with 2006 due to favorable foreign exchange movements, particularly for euro-denominated sales, and in response to higher raw material costs. MTBE average selling prices for 2007 increased by 20% as compared with 2006 mainly due to higher raw materials costs, strong export market demand and tight supply. Overall, polyurethanes sales volumes increased by 2% in 2007 as compared with 2006, driven primarily by higher MDI volumes due in particular to strong demand in insulation-related applications and in global emerging markets.

        For the year ended December 31, 2007, Polyurethanes segment EBITDA increased by $9.2 million, or 2%, as compared with 2006. The increase in segment EBITDA was primarily due to higher PO/co-product MTBE and urethanes margins, with average selling prices increasing by more than raw material and energy costs, as well as an increase in sales volumes. The improvement in margins more than offset increased costs resulting from the delayed start up of our China MDI joint venture.

Materials and Effects

        Materials and Effects segment revenues for the year ended December 31, 2007 increased by $626.9 million, or 35%, as compared with 2006. This increase was primarily due to the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $523.3 million to the increase in revenues for the year ended December 31, 2007, while advanced materials revenues for the same period increased by $103.6 million, or 8%, as compared to 2006. The increase in advanced materials revenues was attributable to a 12% increase in average selling prices, partially offset by a 4% decrease in sales volumes. Average selling prices increased mainly due to favorable impacts of currency fluctuations as the U.S. dollar weakened against the relevant European currencies, price increase initiatives across all regions and most of our major product markets. Sales volumes decreased mainly in Europe and the Americas as a result of lower demand in the coatings, construction, sport and electronics market groups. This was partially offset with sales volume growth in the adhesives and power market groups in Asia.

        Materials and Effects segment EBITDA was $198.8 million for the year ended December 31, 2007 an increase of $44.7 million, or 29%, as compared to 2006. The textile effects business, which was acquired in June 2006, contributed $28.9 million to the increase in segment EBITDA for the year ended December 31, 2007 resulting primarily from a full year of EBITDA in 2007 as compared with six months in 2006, while advanced materials EBITDA for 2007 increased by $15.8 million, or 11%, as compared to 2006. Advanced materials segment EBITDA increased as a result of higher contribution margins on increased average selling prices, partially offset by higher manufacturing and selling, general and administrative costs which were negatively impacted by exchange rates as the U.S. dollar weakened against the relevant European currencies. During the year ended December 31, 2007, our Materials and Effects segment recorded restructuring, impairment and plant closing charges of $24.9 million as compared to $3.8 million in 2006. For further information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements included elsewhere in this report.

Performance Products

        For the year ended December 31, 2007, Performance Products segment revenues increased by $273.0 million, or 13%, as compared with the 2006 period. Sales volumes increased 8% due to higher demand across most product groups. Volumes were lower in maleic anhydride, where demand was negatively impacted by the downturn in the U.S. housing market, and in ethanolamines where production was lower. Average selling prices increased 5% in response to higher raw material and energy costs and favorable currency effects as the U.S. dollar weakened against European and Australian currencies.

        For the year ended December 31, 2007, Performance Products segment EBITDA decreased by $5.9 million, or 3%, as compared with 2006. Raw material increases were recovered by higher selling prices but the impact of higher sales volumes was more than offset by increased fixed costs. The increase in fixed costs was mainly due to higher maintenance expenditures, negative currency impacts from non-U.S. operations and a $6.3 million charge related to the settlement of a legal dispute. In addition, during 2006 we recorded gains of $1.5 million on the sale of real estate and in 2007 recorded $7.6 million lower insurance receipts related to property damage incurred at our Port Neches, Texas facility resulting from Hurricane Rita in September 2005. During the years ended December 31, 2007 and 2006, the Performance Product segment recorded restructuring, impairment and plant closing charges of $0.3 million and $2.2 million, respectively. For further information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements included elsewhere in this report.

Pigments

        For the year ended December 31, 2007, Pigments segment revenues increased by $51.1 million, or 5%, as compared with 2006. This increase resulted principally from a 5% increase in sales volumes primarily due to stronger customer demand in Europe and Asia. Average selling prices decreased in local currencies in both the European and North American regions due to competitive markets, offset by favorable foreign currency exchange impacts on selling prices as the U.S. dollar weakened against the relevant European currencies.

        Pigments segment EBITDA for the year ended December 31, 2007 decreased by $61.6 million, or 55%, as compared with 2006. Pigments segment EBITDA was lower primarily due to lower local currency selling prices. The positive effect on revenues caused by the strength of the major European currencies was more than offset by the negative impact on costs as the U.S. dollar weakened against the major European currencies.

Corporate and Other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business, Merger-related expenses, the operating results of our Australian styrenics business, the operating results of our former U.S. butadiene and MTBE business and the impact of purchase accounting adjustments. For the year ended December 31, 2007, EBITDA from Corporate and other items decreased by $280.8 million to a loss of $341.5 million from a loss of $60.7 million for 2006. The reduction in EBITDA resulted primarily from $209.8 million of expenses incurred during the second half of 2007 associated with the Merger. For further information regarding these Merger-related expenses, see "Note 20. Expenses Associated with the Merger" to our consolidated financial statements included elsewhere in this report. EBITDA of Corporate and other was also impacted by gains on the sale of our former U.S. butadiene and MTBE business in 2007 and 2006 of $69.0 million and $90.3 million, respectively. For further information, see "Note 4. Business Dispositions and Combinations—Sale of U.S. Butadiene and MTBE Business" to our consolidated financial statements included elsewhere in this report. In addition, Corporate and other EBITDA was impacted by the following: an extraordinary (loss) gain of $(6.5) million and $55.9 million recorded in 2007 and 2006, respectively, related to the Textile Effects Acquisition; a $22.0 million increase in unallocated foreign exchange losses in 2007 which resulted from $12.4 million of losses in 2007 as compared with $9.6 million of gains in 2006; and increased information technology costs of $23.9 million. The decrease in Corporate and other segment EBITDA was partially offset by the $21.6 million loss on disposal recorded in 2006 in connection with the U.K. Petrochemical Disposition as compared with a gain on disposal of $11.0 million recognized in 2007, and a $24.9 million decrease in expenses in 2007 related to the early extinguishment of debt. For further information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Dispositions and Combinations—Textile Effects Acquisition" to our consolidated financial statements included elsewhere in this report. For further information regarding the U.K. Petrochemical Disposition, see "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" to our consolidated financial statements included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business, the operating results of our Australian styrenics business and the operating results of our former U.S. butadiene and MTBE business. For the year ended December 31, 2007, EBITDA from Corporate and other items decreased by $89.4 million to a loss of $149.4 million from a loss of $60.0 million for 2006. The reduction in EBITDA resulted primarily from the following: an extraordinary (loss) gain of $(6.5) million and $55.9 million recorded in 2007 and 2006, respectively, related to the Textile Effects Acquisition; a $22.0 million increase in unallocated foreign exchange losses in 2007 which resulted from $12.4 million of losses in 2007 as compared with $9.6 million of gains in 2006; and increased information technology costs of $23.9 million. The decrease in Corporate and other segment EBITDA was partially offset by a reduction of $36.4 million in expenses in the 2007 period related to the early extinguishment of debt. In addition, Corporate and other segment EBITDA was impacted by gains on the sale of our former U.S. butadiene and MTBE business in 2007 and 2006 of $69.0 million and $90.3 million, respectively. For further information, see "Note 4. Business Dispositions and Combinations—Sale of U.S. Butadiene and MTBE Business" to our consolidated financial statements included elsewhere in this report. For further information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Dispositions

and Combinations—Textile Effects Acquisition" to our consolidated financial statements included elsewhere in this report.

Polymers

        The operating results of our polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded for all periods presented. The EBITDA of our polymers business is included in the Polymers segment EBITDA for all periods presented.

        For the year ended December 31, 2007, Polymers segment EBITDA decreased by $318.4 million to a loss of $197.3 million as compared with EBITDA of $121.1 million in 2006. This decrease in Polymers segment EBITDA resulted primarily from the North American Polymers Disposition and the resulting loss on disposal of $232.9 million and a decrease in EBITDA from operations prior to the dispositions. For further information, see "Note 3. Discontinued Operations—North American Polymers Business" to our consolidated financial statements included elsewhere in this report.

Base Chemicals

        The operating results of our base chemicals business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from revenues for all periods presented. The EBITDA of our base chemicals business is included in the Base Chemicals segment EBITDA for all periods presented.

        For the year ended December 31, 2007, Base Chemicals segment EBITDA decreased by $43.6 million to a loss of $130.0 million as compared with a loss of $86.4 million in 2006. The reduction in EBITDA was driven primarily by the November 5, 2007 U.S. Base Chemicals Disposition and the resulting loss on disposal of $145.5 million in 2007, as compared to by a $280.1 million loss on the U.K. Petrochemicals Disposition in 2006 and a related gain on disposal of $28.4 million in 2007 and a decrease in EBITDA from operations prior to the dispositions. For further information, see "Note 3. Discontinued Operations—U.S. Base Chemicals Business" and "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" to our consolidated financial statements included elsewhere in this report.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        For the year ended December 31, 2006, we had net income of $229.8 million on revenues of $8,730.9 million compared to a net loss of $34.6 million on revenues of $8,445.9 million for 2005. For the year ended December 31, 2006, Huntsman International had net income of $233.6 million on revenues of $8,730.9 million compared to net income of $139.4 million on revenues of $8,445.9 million for 2005. The increase of $264.4 million in our net income and the increase of $94.2 million in Huntsman International's net income were the result of the following items:

  •
  Revenues for the year ended December 31, 2006 increased by $285.0 million, or 3%, as compared to 2005 due principally to increased sales volumes in our Polyurethanes and Materials and Effects segments and increased average selling prices in our Polyurethanes, Performance Products and Pigments segments. This increase was partially offset by lower sales volumes in our Performance Products and Pigments segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2006 increased by $9.1 million and $8.5 million, respectively, or 1% each, as compared to 2005. This increase in gross profit, resulted primarily from higher margins in the Performance Products segment, offset by lower profit margins in the Polyurethanes, Materials and Effects and Pigments segments. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2006 remained relatively unchanged at $762.5 million and $762.0 million, respectively, as compared to $752.6 million and $753.4 million for 2005, respectively. Higher operating expenses related to the Textile Effects Acquisition on June 30, 2006 were offset in part by a $90.3 million gain on the sale of our U.S. butadiene and MTBE business on June 27, 2006 and a resulting reduction in operating expenses.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2006 decreased to $15.3 million from $106.5 million in 2005. For further information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements included elsewhere in this report.

  •
  Our net interest expense and Huntsman International's net interest expense for the year ended December 31, 2006 decreased by $75.9 million and $70.4 million, or 18% and 17%, respectively, as compared to 2005. This decrease was primarily due to lower average debt balances which resulted from the repayment of debt and from lower average interest rates despite higher underlying interest rates on variable rate borrowings.

  •
  Our loss on early extinguishment of debt and the loss on early extinguishment of debt of Huntsman International decreased for the year ended December 31, 2006 by $295.4 million and $128.3 million, or 92% and 77%, respectively, as compared to 2005, resulting from higher repayment of debt during 2005 primarily from the proceeds of our initial public offering and operating cash flows.

  •
  Our income tax benefit decreased by $16.7 million to a benefit of $50.3 million for the year ended December 31, 2006 as compared with a benefit of $67.0 million for the same period in 2005. Huntsman International's income tax benefit decreased by $35.1 million to a benefit of $31.3 million for the year ended December 31, 2006 as compared with a benefit of $66.4 million for the same period in 2005. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Ours and Huntsman International's tax benefit decreased largely due to increased pre-tax income from continuing operations. Additionally, on August 16, 2005 we completed the Affiliate Mergers. Prior to the Affiliate Mergers, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and as such was generally not subject to U.S. income tax, but rather such income was taxed directly to its owners. After the Affiliate Mergers, Huntsman International is treated as a corporate subsidiary and is subject to U.S. income tax. Therefore, the tax expense for Huntsman International for the years ended December 31, 2006 and December 31, 2005 are not comparable.

  •
  The loss from discontinued operations represents the operating results of our former U.S. base chemicals business, our former North American polymers business, our former European base chemicals and polymers business and our former TDI business. Our 2006 loss from discontinued operations and the 2006 loss from discontinued operations of Huntsman International included a loss on disposal of $301.8 million and $280.1 million, respectively, related to the U.K. Petrochemicals Disposition. The income from discontinued operations in 2005 included a loss on disposal of our TDI business of $36.4 million. For further information, see "Note 3. Discontinued Operations" to our consolidated financial statements included elsewhere in this report.

  •
  The extraordinary gain on the acquisition of a business represents the fair value of the net assets acquired in excess of the purchase price paid for the textile effects business, after the values of all long-lived assets were reduced to zero. For more information, see "Note 4. Business Dispositions and Combinations—Textile Effects Acquisition" to our consolidated financial statements included elsewhere in this report.

  •
  During the fourth quarter of 2005, we adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, and recorded a charge for the cumulative effect of this change in accounting principle of $31.7 million ($0.14 per diluted share), net of tax of $4.8 million. Also in 2005, we accelerated the date of the actuarial measurement for our pension and postretirement benefit obligations from December 31 to November 30. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit for us of $4.0 million ($0.02 per diluted share), net of tax of $1.9 million, and for Huntsman International of $4.2 million, net of tax of $1.5 million, recorded effective January 1, 2005.

Segment Analysis

        In the fourth quarter of 2006, our Port Neches olefins facility was transferred from our Base Chemicals segment to our Performance Products segment. All segment information for prior periods has been restated to reflect this transfer.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31,
			Percent Change
	2006	2005
Revenues
Polyurethanes	$3,457.2	$3,396.3	2%
Materials and Effects	1,792.4	1,237.3	45%
Performance Products	2,036.8	2,025.4	1%
Pigments	1,057.8	1,052.8	—
Corporate and other	537.6	839.8	(36)%
Eliminations	(150.9)	(105.7)	43%

Total	$8,730.9	$8,445.9	3%

Huntsman Corporation

	Year ended December 31,
			Percent Change
	2006	2005
Segment EBITDA
Polyurethanes	$582.5	$676.3	(14)%
Materials and Effects	154.1	153.4	—
Performance Products	207.8	164.9	26%
Pigments	112.8	115.3	(2)%
Corporate and other	(60.7)	(585.0)	(90)%

Subtotal	996.5	524.9	90%
Polymers	121.1	165.8	(27)%
Base Chemicals	(86.4)	222.7	NM

Total	$1,031.2	$913.4	13%

Huntsman International

	Year ended December 31,
			Percent Change
	2006	2005
Segment EBITDA
Polyurethanes	$582.5	$676.3	(14)%
Materials and Effects	154.1	153.4	—
Performance Products	207.8	164.9	26%
Pigments	112.8	115.3	(2)%
Corporate and other	(60.0)	(438.7)	(86)%

Subtotal	997.2	671.2	49%
Polymers	121.1	165.8	(27)%
Base Chemicals	(86.4)	222.7	NM

Total	$1,031.9	$1,059.7	(3)%

NM—Not meaningful

Polyurethanes

        For the year ended December 31, 2006, Polyurethanes segment revenues increased by $60.9 million, or 2%, as compared to 2005. This increase was primarily a result of 5% growth in MDI sales volumes, partially offset by lower volumes in MTBE and a decline in MDI average selling prices. Lower average MDI selling prices were due to pricing pressures in Asia and Europe in response to the expectation of new industry capacity. The increase in MDI sales volumes was driven mainly by strong growth in insulation-related applications. MTBE revenues declined as a result of a 3% reduction in sales volumes as we improved PO/MTBE plant optimization by reducing our production of byproduct MTBE.

        For the year ended December 31, 2006, Polyurethanes segment EBITDA decreased to $582.5 million as compared to $676.3 million for 2005. The decrease was a result of lower sales volumes, largely MTBE and trade sales, coupled with lower contribution margins from both MDI and MTBE. MDI margins were lower due to downward pricing pressure and record raw material costs. MTBE margins were lower as our sales of MTBE moved from the U.S. to markets outside the U.S. Polyurethanes segment EBITDA was also impacted, in part, by lower losses in 2006 from the discontinued TDI operations of $42.0 million, as compared to 2005, a gain of $8.8 million in 2006 related to property loss recoveries and lower year-on-year restructuring, impairment and plant closing costs. During the year ended December 31, 2006, our Polyurethanes segment recorded a restructuring, impairment and plant closing credit of $2.7 million as compared to a charge of $13.4 million in 2005.

Materials and Effects

        Materials and Effects revenues for the year ended December 31, 2006 increased by $555.1 million, or 45%, as compared to 2005. This increase is primarily due to the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $461.6 million of revenue for the year ended December 31, 2006, while advanced materials revenues for the same period increased by $87.7 million, or 7%, as compared to 2005. The increase in advanced materials revenues was primarily attributable to higher sales volumes. Average selling prices were lower in Europe and Asia in response to price competition in the first half of 2006, but these lower average selling prices were offset by higher average selling prices in the Americas. Sales volumes increased in all regions and in most markets as a result of improved demand and the introduction of additional product lines.

        Materials and Effects EBITDA for the year ended December 31, 2006 increased by $0.7 million, as compared to 2005. The textile effects business contributed $13.4 million to segment EBITDA for the year ended December 31, 2006, while advanced materials EBITDA for the same period decreased by $12.7 million, or 8%, as compared to 2005. Advanced materials EBITDA decreased primarily due to increased manufacturing and energy costs of $14.2 million and higher operating expenses of $14.1 million, partially in support of new business development initiatives and a result of a negative foreign currency exchange impact. During the year ended December 31, 2006, our Materials and Effects segment recorded restructuring, impairment and plant closing costs of $3.8 million as compared to $0.5 million in 2005.

Performance Products

        For the year ended December 31, 2006, Performance Products revenues increased by $11.4 million, or 1%, as compared with 2005, primarily as the result of higher average selling prices for all major product lines partially offset by lower sales volume in certain product lines. Average selling prices increased 9% in response to higher raw material and energy costs. The 8% decline in sales volumes was principally due to lower sales of glycols and other intermediates, partially offset by improved sales volumes in our specialties product group.

        For the year ended December 31, 2006, Performance Products segment EBITDA increased by $42.9 million, or 26%, as compared with 2005. This increase was primarily due to profitable growth in our specialties product group, the receipt of insurance proceeds and reduced repair costs associated with the 2005 U.S. Gulf Coast storms and lower restructuring, impairment and plant closing costs. These increases were partially offset by lower glycol earnings. During the years ended December 31, 2006 and 2005, the Performance Product segment recorded restructuring, impairment and plant closing charges of $2.2 million and $11.1 million, respectively.

Pigments

        For the year ended December 31, 2006, Pigments revenues increased slightly to $1,057.8 million, as compared to $1,052.8 million for 2005. The increase resulted principally from a 1% increase in average selling prices, offset by a 1% decrease in sales volumes. Average selling prices increased in Europe primarily as a result of positive foreign currency exchange impacts on selling prices. Sales volumes decreased primarily due to lower customer demand in North America.

        Pigments segment EBITDA for the year ended December 31, 2006 decreased by $2.5 million, or 2%, as compared to 2005, resulting primarily from lower contribution margins related to higher raw material and energy costs, offset in part by lower restructuring, impairment and plant closing costs. During the years ended December 31, 2006 and 2005, our Pigments segment recorded restructuring, impairment and plant closing charges of $3.8 million and $30.1 million, respectively.

Corporate and Other—Huntsman Corporation

        Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, the extraordinary gain on acquisition of a business, cumulative effect of changes in accounting principle, the results of our Australian styrenics business, the operation results of our former U.S. butadiene and MTBE business and the impact of purchase accounting adjustments. For the year ended December 31, 2006, EBITDA from corporate and other items improved by $524.3 million to a loss of $60.7 million from a loss of $585.0 million for 2005. The improvement primarily resulted from a decrease in expenses of $295.4 million related to the loss on early extinguishment of debt, an increase of $42.1 million in unallocated foreign currency gains, an extraordinary gain of $55.9 million related to the Textile Effects

Acquisition and a $30.6 million cumulative effect of changes in accounting principle charge in 2005, partially offset by a $21.7 million loss attributable to the U.K. Petrochemicals Disposition. This improvement in EBITDA was also impacted by a $90.3 million gain on the sale of our U.S. butadiene and MTBE business in 2006.

Corporate and Other—Huntsman International

        Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, the extraordinary gain on acquisition of a business, cumulative effect of changes in accounting principle, the results of our Australian styrenics business and the operating results of our former U.S. butadiene and MTBE business. For the year ended December 31, 2006, EBITDA from corporate and other items improved by $378.7 million to a loss of $60.0 million from a loss of $438.7 million for 2005. The improvement primarily resulted from a decrease in expenses of $128.3 million related to the loss on early extinguishment of debt, an increase of $42.1 million in unallocated foreign currency gains, an extraordinary gain of $55.9 million related to the Textile Effects Acquisition and a $30.8 million cumulative effect of changes in accounting principle charge in 2005. This improvement in EBITDA was also impacted by a $90.3 million gain on the sale of our U.S. butadiene and MTBE business in 2006.

Polymers

        The operating results of our polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded for all periods presented. The EBITDA of our polymers business is included in the Polymers segment EBITDA for all periods presented.

        For the year ended December 31, 2006, Polymers segment EBITDA decreased by $44.7 million, or 27% primarily as a result of lower contribution margins as raw materials and energy costs increased more than average selling prices, offset by lower restructuring, impairment and plant closing costs. During the years ended December 31, 2006 and 2005, the Polymers segment recorded restructuring, impairment and plant closing (credits) charges of $(3.1) million and $3.2 million, respectively.

Base Chemicals

        The operating results of our base chemicals business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from revenues for all periods presented. The EBITDA of our base chemicals business is included in the Base Chemicals segment EBITDA for all periods presented.

        For the year ended December 31, 2006, Base Chemicals segment EBITDA decreased by $309.1 million to a loss of $86.4 million as compared with EBITDA of $222.7 million in 2005. The decrease in segment EBITDA was due to lost sales volumes related to the fire at our Port Arthur, Texas manufacturing plant in April 2006 and lower contribution margins as raw material and energy costs increased more than average selling prices. We estimate that segment EBITDA was negatively impacted by approximately $166 million in 2006 due to lost olefins sales volumes and damage related to the fire at our Port Arthur, Texas plant. For further information, see "Note 23. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our consolidated financial statements included elsewhere in this report. A $280.1 million loss on the U.K. Petrochemicals Disposition also contributed to the lower segment EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

Cash Flows for Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

        Net cash (used in) provided by operating activities for the years ended December 31, 2007 and 2006 was $(51.5) million and $893.1 million, respectively. The decrease in cash provided by operating activities was primarily attributable to $196.1 million of cash used in 2007 to build working capital as compared with $147.7 million of cash generated in 2006 from the reduction of working capital. Net cash from operating activities was also impacted by a decrease in operating income as described in "Results of Operations" above and the payment of the Basell Termination Fee as described in "Note 20. Expenses Associated with the Merger" to our consolidated financial statements included elsewhere in this report.

        Net cash provided by investing activities for the years ended December 31, 2007 and 2006 was $200.5 million and $173.9 million, respectively. During the years ended December 31, 2007 and 2006, we invested $665.1 million and $549.9 million, respectively, in capital expenditures. The increase in capital expenditures was largely attributable to the $157.4 million of capital expenditures incurred during the year ended December 31, 2007 for the rebuild of our Port Arthur, Texas olefins facility that was damaged by fire. During the year ended December 31, 2007 we finalized our post-closing working capital adjustments with respect to the Textile Effects Acquisition, resulting in a reduction to the purchase price of $26.9 million, and acquired businesses for $14.2 million. During the year ended December 31, 2006, we acquired the Textile Effects business for $176.9 million, net of cash acquired. During the years ended December 31, 2007 and 2006, we sold assets and received proceeds of $850.4 million and $894.5 million, respectively. On August 1, 2007, we completed the North American Polymers Disposition to Flint Hills Resources for $353.9 million, and on November 5, 2007 we completed the U.S. Base Chemicals Disposition to Flint Hills Resources for $415.3 million, which is subject to post-closing adjustments. On June 27, 2006, we sold the assets comprising our former U.S. butadiene and MTBE business for $274.0 million, of which $204.0 million was paid to us during 2006. The additional $70.0 million was paid to us on November 9, 2007 after the successful restart of our Port Arthur, Texas olefins unit that was damaged by fire. On December 29, 2006, we sold our European base chemicals and polymers business for $685.0 million in cash. For further information, see "Note 4. Business Dispositions and Combinations" to our consolidated financial statements included elsewhere in this report.

        Net cash used in financing activities for the year ended December 31, 2007 was $269.9 million as compared with $961.2 million in 2006. This decrease in net cash used in financing activities is partly due to lower net repayments of debt in 2007 compared to 2006 and an increase in dividends paid to common stockholders in 2007 of $88.4 million. During the year ended December 31, 2007, we had net repayments under our debt arrangements of $162.2 million and used $1.2 million to pay premiums associated with repayment of indebtedness. In the first quarter 2007, we repaid in full our remaining 10.125% subordinated notes due 2009 of $150.1 million with proceeds from our offering of 7.875% subordinated notes due 2014 of $151.7 million. Additionally, in the second quarter 2007, we amended our Senior Credit Facilities, increasing our U.S. dollar denominated term loan by $96.6 million, and we used the proceeds to repay in full our euro denominated term loan. During the year ended December 31, 2006, we had net repayments under our debt arrangements of $913.8 million and used $30.4 million to pay premiums associated with the repayment of indebtedness.

Cash Flows for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

        Net cash provided by operating activities for the years ended December 31, 2006 and 2005 was $893.1 million and $968.6 million, respectively. The decrease in cash provided by operations was primarily attributable to lower operating results from our business operations as described in "Results of Operations" above.

        Net cash provided by (used in) investing activities for the years ended December 31, 2006 and 2005 was $173.9 million and $(463.7) million, respectively. During the years ended December 31, 2006 and 2005, we invested $549.9 million and $338.7 million, respectively, in capital expenditures. The increase in 2006 capital expenditures was largely attributable to increased spending on the Wilton, U.K. LDPE facility that we sold in the U.K. Petrochemicals Disposition. During the year ended December 31, 2006, we spent approximately $176 million on the construction of the Wilton, U.K. LDPE facility as compared to approximately $37 million in 2005. In addition, during 2006, we spent approximately $23 million relating to the construction of our polyetheramine manufacturing facility in Jurong Island, Singapore, in addition to other expansionary capital projects. Also during the year ended December 31, 2006, we acquired the textile effects business for $176.9 million, net of cash acquired, and sold our U.S. butadiene and MTBE business for $274.0 million (of which $204.0 million was collected during 2006, while the additional $70.0 million was collected in November 2007). In 2006, we also sold our European base chemicals and polymers business for $685.0 million in cash. During 2005, we acquired the minority interest in Huntsman Advanced Materials for $124.8 million. In 2005, in connection with the initial public offering of our 5% mandatory convertible preferred stock, we prefunded our dividend obligations through the mandatory conversion date of February 16, 2008 with investments in government securities of $40.9 million. As reflected in financing activities, we used $14.4 million and $10.8 million of these government securities to pay dividends during the years ended December 31, 2006 and 2005, respectively.

        Net cash used in financing activities for the year ended December 31, 2006 was $961.2 million as compared to $603.0 million in 2005. This change in net cash used in financing activities is mainly a result of net repayments of debt during the year ended December 31, 2005 of $1,928.3 million, primarily as a result of our initial public offering of common stock and mandatory convertible preferred stock in the first quarter of 2005. As a result of our initial public offering, we received $1,491.9 million of net proceeds. Also, during the year ended December 31, 2005, we used approximately $146.0 million to pay premiums associated with repayment of indebtedness. During the year ended December 31, 2006, we had net repayments under our debt arrangements of $913.8 million and used $30.4 million to pay premiums associated with repayment of indebtedness. Included in the 2006 debt repayments were $650.0 million in principal repayments from the proceeds of the U.K. Petrochemicals Disposition.

Changes in Financial Condition

        The following information summarizes our working capital position as of December 31, 2007 and December 31, 2006 (dollars in millions):

		U.S. Petrochemicals Disposition
	December 31, 2007				December 31, 2006	Increase (Decrease)	Percent Change
		Disposition(1)	Liquidation(2)	Subtotal
Cash and cash equivalents	$154.0	$—	$—	$154.0	$263.2	$(109.2)	(41)%
Accounts receivable, net	1,262.7	—	191.2	1,453.9	1,252.7	201.2	16%
Inventories, net	1,451.9	290.9	—	1,742.8	1,520.1	222.7	15%
Prepaid expenses	37.4	—	22.7	60.1	55.7	4.4	8%
Deferred income taxes	72.6	—	—	72.6	64.6	8.0	12%
Other current assets	116.6	—	—	116.6	175.7	(59.1)	(34)%

Total current assets	3,095.2	290.9	213.9	3,600.0	3,332.0	268.0	8%

Accounts payable	1,018.4	—	110.3	1,128.7	1,018.2	110.5	11%
Accrued liabilities	885.2	—	—	885.2	857.6	27.6	3%
Deferred income taxes	3.2	—	—	3.2	9.4	(6.2)	(66)%
Current portion of long-term debt	68.5	—	—	68.5	187.9	(119.4)	(64)%

Total current liabilities	1,975.3	—	110.3	2,085.6	2,073.1	12.5	1%

Working capital	$1,119.9	$290.9	$103.6	$1,514.4	$1,258.9	$255.5	20%

(1)
Represents December 31, 2006 balances.

(2)
Represents the change in amounts retained due to liquidation.

        Excluding the effects of the U.S. Petrochemicals Disposition, our working capital increased by $255.5 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $109.2 million resulted from the matters identified in the Consolidated Statements of Cash Flows contained in our consolidated financial statements included elsewhere in this report.

  •
  Accounts receivable increased by $201.2 million mainly due to higher sales and the effects of changes in foreign currency exchange rates.

  •
  Inventories increased by $222.7 million mainly due to higher raw material costs and the effects of changes in foreign currency exchange rates.

  •
  Other current assets decreased by $59.1 million primarily as a result of the collection of a $26.9 million receivable for post-closing working capital adjustments related to the Textile Effects Acquisition during the year ended December 31, 2007 (see "Note 4. Business Dispositions and Combinations—Textile Effects Acquisition" to our consolidated financial statements included elsewhere in this report) and a $10.5 million reduction in government securities.

  •
  The increase in accounts payable of $110.5 million was primarily attributable to higher raw material costs and the effects of changes in foreign currency exchange rates.

  •
  Current portion of long term debt decreased $119.4 million primarily due to a reclassification of our Australian Credit Facilities as a result of the amendment of this facility in the second quarter of 2007. Additionally, we repaid $75.0 million of debt under our term loan B facility in the first quarter of 2007 that was classified as current debt as of December 31, 2006.

Debt and Liquidity

Senior Credit Facilities

        As of December 31, 2007, our Senior Credit Facilities consisted of our (i) $650 million revolving facility (the "Revolving Facility") and (ii) $1,540.0 million term loan B facility (the "Dollar Term Loan"). As of December 31, 2007, there were no borrowings outstanding under the Revolving Facility, and we had $36.2 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility. The Revolving Facility matures in 2010 and the Dollar Term Loan matures in 2014; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loan will accelerate if we do not repay all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        At the present time, borrowings under the Revolving Facility and the Dollar Term Loan bear interest at LIBOR plus 1.75%. However, the applicable interest rate of the Dollar Term Loan is subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds. The agreements governing our Senior Credit Facilities contain one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. In addition the applicable agreements provide for customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contain other customary default provisions.

        As of December 31, 2007, the weighted average interest rate on the Senior Credit Facilities was approximately 6.6%. Our obligations under the Senior Credit Facilities are guaranteed by our guarantor subsidiaries, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, the "Guarantors"), and are secured by a first priority lien (generally shared with the holders of 11.625% secured notes due 2010) on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between various of our subsidiaries.

        On November 14, 2007, in connection with the U.S. Base Chemicals Disposition, we used a portion of the proceeds to make a repayment of $100 million on the Dollar Term Loan. Substantially all of the remaining proceeds were used to repay borrowings under the Revolving Facility and reduce amounts under the A/R Securitization Program.

        On April 19, 2007, we entered into an amendment to our Senior Credit Facilities. Pursuant to this amendment, the maturity of the Dollar Term Loan was extended to April 2014 and the loan amount was increased to $1,640.0 million. We used the increased amount to repay, in full, our previously outstanding euro term loan facility (the "Euro Term Loan").

        On January 16, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our term loan B facility ($70.8 million on the Dollar Term Loan and €3.25 million on the Euro Term Loan) with available liquidity.

        On June 30, 2006, we entered into an amendment to our Senior Credit Facilities to provide for an additional $100 million of borrowings under the Dollar Term Loan. We borrowed the additional amounts in July 2006 and used the proceeds to redeem all of our $100 million outstanding senior floating rate notes due 2011 at a call price of 104.0% of the aggregate principal amount thereof. The June 30, 2006 amendment also modified certain other provisions in our Senior Credit Facilities, including certain financial covenants. During 2006, we made several voluntary repayments under our Senior Credit Facilities from available liquidity, including payments of $50 million in April 2006 and $50 million in August 2006.

Secured Notes

        As of December 31, 2007, Huntsman International had outstanding $296.0 million aggregate principal amount ($294.4 million book value and $455.4 million original aggregate principal amount) under its 11.625% senior secured notes due 2010 (the "2010 Secured Notes"). The 2010 Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount plus accrued interest, declining ratably to par on and after October 15, 2009. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year. The 2010 Secured Notes are secured by a first priority lien on all collateral securing the Senior Credit Facilities as described above (other than capital stock of Huntsman International's first-tier foreign subsidiaries), shared equally with the lenders on the Senior Credit Facilities, subject to certain intercreditor arrangements. The 2010 Secured Notes contain covenants relating to the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2010 Secured Notes also contain provisions requiring us to offer to repurchase the notes upon a change of control.

Senior Notes

        As of December 31, 2007, Huntsman International had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% senior notes due 2012 (the "2012 Senior Notes"). Interest on the 2012 Senior Notes is payable semiannually in January and July of each year. The 2012 Senior Notes are redeemable after July 15, 2008 at 105.75% of the principal amount plus accrued interest, declining ratably to par on and after July 15, 2010.

        The 2012 Senior Notes are unsecured obligations. The indentures governing Huntsman International's 2012 Senior Notes contain covenants, among other things, relating to the incurrence of debt and limitations on distributions and certain restricted payments, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2012 Senior Notes contain provisions requiring us to offer to repurchase the notes upon a change of control.

        On July 13, 2006, we entered into a transaction to repurchase $37.5 million of 9.875% senior notes due 2009 ("2009 Senior Notes") at a price of approximately 105% of the aggregate principal amount plus accrued interest. In addition, on August 14, 2006 and on September 20, 2006, we completed redemptions of $62.5 million and $100.0 million, respectively, of the 2009 Senior Notes at a call price of 104.937% of the aggregate principal amount plus accrued interest. On December 29, 2006, we used a portion of the net proceeds from the U.K. Petrochemicals Disposition to legally defease the remaining outstanding $250 million of our 2009 Senior Notes. The notes were redeemed on March 1, 2007 at a price of 102.468% of the aggregate principal amount plus accrued interest.

        In accordance with an amendment to our Senior Credit Facilities, on July 14, 2006, we borrowed an additional $100 million under the Dollar Term Loan and on July 24, 2006 redeemed in full our senior floating rate notes due 2011 at 104.0% of the principal amount plus accrued interest.

Subordinated Notes

        As of December 31, 2007, we had outstanding $175.0 million 7.375% senior subordinated notes due 2015 and €135.0 million ($197.6 million) 7.5% senior subordinated notes due 2015 (collectively, the "2015 Subordinated Notes"). The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount plus accrued interest, declining ratably to par on and after January 1, 2013.

        As of December 31, 2007, we had outstanding €400.0 million (approximately $585.5 million) 6.875% senior subordinated notes due 2013 (the "2013 Subordinated Notes") and $347.0 million aggregate principal amount ($352.4 million book value) 7.875% senior subordinated notes due 2014

(the "2014 Subordinated Notes"). The 2013 Subordinated Notes are redeemable on or after November 15, 2009 at 105.156% of the principal amount plus accrued interest, declining ratably to par on and after November 15, 2012. The 2014 Subordinated Notes are redeemable on or after November 15, 2010 at 103.938% of the principal amount plus accrued interest, declining ratably to par on and after November 15, 2012.

        Interest on the 2015 Subordinated Notes is payable semiannually in January and July of each year. Interest on the 2013 Subordinated Notes and the 2014 Subordinated Notes is payable semiannually in November and May of each year. All of our subordinated notes are unsecured. The indentures governing our subordinated notes contain covenants relating, among other things, to the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions. Our subordinated notes are guaranteed by the Guarantors. The indentures also contain provisions requiring us to offer to repurchase the notes upon a change of control.

        In February 2007, we closed on a direct private placement of $147.0 million (included within the total outstanding principal amount of $347.0 million of 2014 Subordinated Notes) in aggregate principal amount of the 2014 Subordinated Notes. These notes were issued at a premium of 104% of principal amount for a yield of 7.01%. We used the net proceeds of $151.7 million to redeem all (approximately €114 million) of our remaining outstanding euro denominated 10.125% senior subordinated notes due 2009, which were called for redemption on March 27, 2007 at a call price of 101.688% plus accrued interest.

        On November 13, 2006, we completed the offering of subordinated notes consisting of €400 million (approximately $508 million on or about the offering date) 6.875% 2013 Subordinated Notes and $200 million, 7.875% 2014 Subordinated Notes. We used the net proceeds of approximately $699 million to redeem all ($366.1 million) of our outstanding U.S. dollar-denominated 10.125% subordinated notes and a portion (€258.0 million) of our outstanding euro-denominated 10.125% 2009 subordinated notes. The call price of the 2009 subordinated notes was 101.688% of the principal amount plus accrued interest.

Other Debt

        We maintain a $25.0 million multicurrency overdraft facility used for the working capital needs for our European subsidiaries (the "European Overdraft Facility"). As of December 31, 2007 and December 31, 2006, we had $15.0 million and nil U.S. dollar equivalents, respectively, in borrowings outstanding under the European Overdraft Facility. We also maintain other foreign overdraft facilities used for working capital needs.

        In January 2003, Huntsman International entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, operates three plants that manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is an unconsolidated affiliate. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, operates a plant that manufactures pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate. HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans. As of December 31, 2007, HPS had $27.1 million outstanding in U.S. dollar borrowings and 582.3 million in RMB borrowings ($79.7 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2007, the interest rate was approximately 5.3% for U.S. dollar borrowings and 6.7% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments (which began on June 30, 2007). We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS commenced operations during 2006.

        Our Australian subsidiaries maintain credit facilities (the "Australian Credit Facilities") that had an aggregate outstanding balance of A$57.1 million ($50.0 million) as of December 31, 2007 ($3.9 million of which is classified as current portion of long term debt). These facilities are non-recourse to Huntsman International and bear interest at the Australian index rate plus a margin of 2.4%. As of December 31, 2007, the interest rate for these facilities was 9.7%. The Australian credit facilities mature in May 2010.

        On May 29, 2007, we amended the Australian Credit Facilities. The amendment, among other things, amended the interest rate of the Australian Credit Facilities to be the Australian index rate plus a margin of 2.4%, and the maturity was extended for three years to May 29, 2010.

        We finance certain insurance premiums and, as of December 31, 2007 and 2006, we had outstanding notes payable in the amount of $26.6 million and $36.8 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.

Compliance with Covenants

        Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2007, we had approximately $773.5 million of combined cash and combined unused borrowing capacity, consisting of $154.0 million in cash, $613.8 million in availability under our Revolving Facility, nil attributable to our European Overdraft Facility and approximately $5.7 million in availability under our A/R Securitization Program.

        As a result of the U.S. Petrochemicals Disposition which was completed in 2007, our estimated capacity under the A/R Securitization Program decreased by approximately $100 million to approximately $400 million—depending upon various factors including foreign currency rate fluctuations and seasonality of sales in our businesses.

        Our liquidity has been significantly impacted by recent transactions. We anticipate that, going forward, our liquidity will be impacted by seasonal working capital requirements and the following:

  •
  As a result of the fire damage at our Port Arthur, Texas facility that occurred on April 29, 2006, we have received, and anticipate receiving additional, settlements of insurance claims. We incurred significant expenditures to rebuild the facility. We substantially completed the rebuild and commissioning of the facility in the fourth quarter of 2007. As of December 31, 2007, we estimate that our remaining payment related to certain expenditures for the rebuild of our former Port Arthur, Texas facility which have been substantially completed but not yet invoiced was approximately $40 million, for which we have accrued a liability. We expect to settle these payment obligations during the first half of 2008. To date, we have submitted proofs of loss totaling $541.0 million, and we anticipate submitting additional proofs of loss. As of December 31, 2007, we received insurance recovery advances totaling $305.0 million and entered into an agreement providing for an additional recovery advance of $20.0 million, all of which was received by mid-February, 2008. We anticipate that the settlement of insurance claims will continue throughout 2008. See "Note 21. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 23. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our consolidated financial statements included elsewhere in this report.

  •
  During 2008, we expect to commence construction of an ethyleneamines manufacturing facility in Jubail Industrial City, Saudi Arabia with Zamil Group, our 50% partner. We estimate that our equity contribution of $43.5 million (of which $2.9 million was spent through December 31, 2007) will be completed in the first half of 2008. We expect to finance our equity contribution through a combination of an external loan of approximately $10 million, cash flows from operations and available liquidity. As an offset to our equity contribution, we expect to receive an upfront license fee of $8.0 million, of which $5.2 million will be received in 2008. We expect this manufacturing facility to come on line in early 2010 with annual capacity of 60 million pounds.

  •
  During the second quarter of 2008, we expect to complete our acquisition of the Baroda Textile Effects (India) ("Baroda") division of Metrochem Industries Ltd. We estimate the purchase price, including certain working capital and capital expenditures incurred pre-closing, will be approximately $51 million U.S. dollar equivalents, of which approximately $9 million U.S. Dollar equivalents (€6.24 million) represents deferred purchase price that will be paid 18 months following the acquisition date. This purchase price excludes from working capital the receivables existing on the closing date due to Baroda from our affiliates, which will be settled in the ordinary course. Baroda is a manufacturer of textile dyes and intermediates. We expect to finance our acquisition of Baroda through a combination of cash flows from operations and financing arrangements.

  •
  We also have various capital expenditure projects ongoing which expand our business operations throughout the world. Please see "Capital Expenditures" immediately below.

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course.

Capital Expenditures

        We expect to spend approximately $480 million on capital projects in 2008. We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements.

        Capital expenditures for the year ended December 31, 2007 were $665.1 million as compared to $549.9 million in 2006. The increase in capital expenditures in 2007 was largely attributable to $157.4 million in capital expenditures associated with our rebuild of the Port Arthur, Texas facility damaged by fire on April 29, 2006.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2007 are summarized below (dollars in millions):

	2008	2009-2010	2011-2012	After 2012	Total
Long-term debt, including current portion	$68.5	$428.3	$257.0	$2,815.0	$3,568.8
Interest(1)	274.9	536.9	446.9	334.7	1,593.4
Operating leases	47.4	80.2	54.6	93.6	275.8
Purchase commitments(2)	238.6	255.1	137.8	98.2	729.7

Total(3)(4)	$629.4	$1,300.5	$896.3	$3,341.5	$6,167.7

(1)
Interest calculated using interest rates as of December 31, 2007 and contractual maturity dates.

(2)
We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2008. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2007 pricing for each contract. We also have a limited number of contracts which require a minimum payment, even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows (dollars in millions).

	2008	2009-2010	2011-2012	Subsequent 5-Year Annual Average
Pension plans	$121.3	$153.4	$198.9	$91.3
Other postretirement obligations	13.3	27.2	27.1	12.7
(4)
The above table does not reflect expected tax payments and unrecognized tax benefits due to an inability to make a reasonably reliable estimate of the timing and amount to be paid, except for $0.3 million that may reasonably become payable during 2008. For additional discussion on unrecognized tax benefits, see "Note 19. Income Taxes" to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

Receivables Securitization

        For a discussion of our A/R Securitization Program, see "Note 16. Securitization of Accounts Receivable" to our consolidated financial statements included elsewhere in this report.

Financing of Chinese MDI Facilities

        On September 19, 2003, our Chinese joint ventures, HPS and SLIC, obtained secured financing for the construction of production facilities. Details concerning HPS' financing are described in "—Debt and Liquidity—Other Debt" above. The SLIC financing consists of various committed loans. As of December 31, 2007, there were $81.1 million and RMB 1,015 million ($138.9 million) in outstanding borrowings under SLIC facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements included elsewhere in this report.

Legal Proceedings

        For a discussion of legal proceedings, see "Note 21. Commitments and Contingencies—Legal Matters" to our consolidated financial statements included elsewhere in this report.

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 22. Environmental, Health and Safety Matters" to our consolidated financial statements included elsewhere in this report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        For a discussion of recently issued accounting pronouncements, see "Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements" to our consolidated financial statements included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements. Our significant accounting policies are summarized in "Note 2. Summary of Significant Accounting Policies" to our consolidated financial statements included elsewhere in this report. Summarized below are our critical accounting policies:

Casualty Losses and Insurance Recoveries

2005 U.S. Gulf Coast Storms

        On September 22, 2005, we suspended operations at our Gulf Coast facilities in Texas and Louisiana as a result of a hurricane. In addition, we sustained property damage at our Port Neches and Port Arthur, Texas facilities as a result of the hurricane. We maintain customary insurance coverage for property damage and business interruption. With respect to coverage of these losses, the deductible for property damage was $10.0 million per site, while business interruption coverage does not apply for the first 60 days.

        During 2006 and 2007, we recorded insurance recoveries of $26.5 million and $11.0 million, respectively, related to the 2005 Gulf Coast storms. We and our insurers are working to reach a settlement on the remainder of the insurance claim, and we can provide no assurance with respect to the ultimate resolution of this matter. Any future collections will represent income for us upon final settlement.

Port Arthur, Texas Plant Fire

        On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the remaining operations at the site were shutdown until we restarted operations in the fourth quarter of 2007. The Port Arthur manufacturing plant is covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10.0 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60.0 million.

        During the fourth quarter of 2006, we received insurance recovery advances of $150.0 million, of which $56.4 million was applied to our insurance receivable related to recovery of costs already incurred and $93.6 million was recorded as deferred insurance recovery gain in Accrued liabilities in our consolidated balance sheet (as of December 31, 2006). During 2007, we received additional recovery advances of $155.0 million, totaling $305.0 million of recovery advances through December 31, 2007. In addition, in December 2007, reinsurers agreed to pay an additional $20.0 million in recovery advances all of which was received by mid-February, 2008. The reinsurers have failed to process additional requests for interim claim recovery advances pending their further review and adjusting of the overall claim. On August 31, 2007, the reinsurers filed suit against us and IRIC, our captive insurance company, in the United States District Court for the Southern District of Texas seeking to compel arbitration of certain disputed claims or alternatively seeking a declaratory judgment on disputed claims. See "Note 21. Commitment and Contingencies—Legal Matters—Port Arthur Plant Fire Insurance Litigation."

        During 2007, we incurred expenditures and losses for both property damage and business interruption as a result of the Port Arthur fire. During 2007, we incurred $51.6 million in repair and maintenance costs and $79.9 million of fixed costs during the business interruption period, all of which reduced the deferred insurance recovery gain. The deferred insurance recovery gain is included in Accrued liabilities on our consolidated balance sheet.

        The following table describes changes to the deferred insurance recovery gain during the years ended December 31, 2007 and 2006 (dollars in millions):

	2007	2006
Balance as of January 1	$93.6	$—
Insurance recovery advances	175.0	150.0
Incurrence of repair and maintenance costs during the period	(51.6)	(17.2)
Incurrence of fixed costs during the business interruption period	(79.9)	(39.2)

Balance as of December 31	$137.1	$93.6

        Future insurance recovery advances, if any, in excess of accrued fixed costs and other expenses relating to the damaged facilities will be recorded as a deferred gain, and any remaining deferred gains associated with this event will not be recognized in our consolidated statements of operations until final settlement is reached with our insurance carriers.

Reimbursement of Basell Termination Fee

        Prior to entering into the Merger Agreement, we terminated the Basell Agreement and paid Basell a $200.0 million termination fee required under the terms of the Basell Agreement. One-half of the Basell Termination Fee, or $100.0 million, was funded by Hexion. We could be required to pay Hexion the Reimbursement Amount under certain circumstances in connection with our termination of the Merger Agreement. The $100.0 million funded by Hexion has been deferred and is recorded in Accrued liabilities in our consolidated balance sheet as of December 31, 2007.

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

        Revenue arrangements that contain multiple deliverables, which relate primarily to the licensing of technology, are evaluated in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21 Revenue Arrangements with Multiple Deliverables to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

        Taxes collected from customers and remitted to governmental authorities are excluded from revenue and presented on a net basis in cost of goods sold.

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

        Management uses judgment to estimate the useful lives of our long-lived assets. If the useful lives of our property, plant and equipment as of December 31, 2007 were to have been estimated to be one year greater or one year less, then depreciation expense for the year ended December 31, 2007 would have been approximately $24 million less or $28 million greater, respectively.

        We are required to evaluate our plant assets whenever events indicate that the carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups to the carrying value. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations.

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in recent periods in connection with closing certain plant locations, work force reductions and other cost savings programs. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Also in connection with the Textile Effects Acquisition, we recorded liabilities for workforce reduction, non-cancelable lease termination costs and demolition, decommissioning and other restructuring costs. Estimates for plant closing costs may include the write-off of the carrying value of the plant and any necessary environmental and/or regulatory costs. Estimates for work force reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information as necessary. While management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the initial estimate, management's estimates on a project-by-project basis have not varied to a material degree. For further discussion of our restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements included elsewhere in this report.

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

        Subsequent to acquiring Huntsman Advanced Materials in June 2003 and through December 31, 2005, substantially all non-U.S. operations of Huntsman Advanced Materials were treated as our branches for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. Effective January 1, 2006, Huntsman Advanced Materials foreign operations are no longer being treated as our branches and are not subject to U.S. taxation on their earnings until those earnings are repatriated to the U.S., similar to our other non-U.S. entities.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

        We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires us to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations.

Employee Benefit Programs

        We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., the Netherlands, Belgium and Canada, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in the consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected return on assets, discount rates, compensation increases, mortality rates and health care costs trends. These assumptions are disclosed in "Note 18. Employee Benefit Plans" to our consolidated financial statements included elsewhere in this report.

        Management, with the advice of its actuaries, uses judgment to make assumptions on which our employee benefit plan liabilities and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(22.5)	$(363.0)
—1% decrease	28.4	416.7
Expected return on assets
—1% increase	(28.7)	—
—1% decrease	28.9	—
Rate of compensation increase
—1% increase	20.4	88.8
—1% decrease	(18.3)	(83.7)

    (1)
    Estimated impact on 2007 net periodic benefit cost

    (2)
    Estimated impact on December 31, 2007 accumulated other comprehensive income (loss)

Stock-Based Compensation Plans

        Management uses judgment in determining assumptions used in the Black-Scholes valuation model to estimate fair value of its stock-based compensation plans. Because we did not have stock-based compensation plans prior to our initial public offering of common stock in February 2005, our ability to use historical experience for assumptions related to stock-based compensation plans has been limited. The effect of a 10% change in two key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Expected volatility
—10% increase	$3.3	$3.3
—10% decrease	(3.1)	(3.1)
Expected life of stock options granted during the period
—10% increase	0.7	0.7
—10% decrease	(0.8)	(0.8)

    (1)
    Estimated impact on 2007 compensation expense

    (2)
    Estimated impact on December 31, 2007 additional paid-in capital

Environmental Reserves

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information see "Note 22. Environmental, Health and Safety Matters" to our consolidated financial statements included elsewhere in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

        All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive (loss) income.

INTEREST RATE HEDGING

        Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities, as well as entering into interest rate derivative instruments.

        From time to time, we may purchase interest rate swaps and/or interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceed a certain rate, and require us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings are less than a certain rate.

        Interest rate contracts are recorded as a component of other non-current liabilities as of December 31, 2007 and 2006. The effective portion of the changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, with any ineffectiveness recorded in interest expense.

        As of December 31, 2007 and 2006, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	2007	2006
Notional amount	$14.1	$75.0
Fair value:
Cash flow hedges	—	0.4
Non-designated derivatives	—	0.3
Maturity	2010	2007-2010

        For the year ended December 31, 2007 and 2006, the changes in accumulated other comprehensive (loss) income associated with cash flow hedging activities is indicated below:

	2007	2006
Balance at January 1	$0.1	$2.1
Current period change in fair value	0.3	(0.4)
Reclassifications to earnings	(0.4)	(1.6)

Balance at December 31	$—	$0.1

        On July 2, 2007, an interest rate contract with a notional amount of $60.0 million pursuant to which we had swapped LIBOR interest for a fixed rate of 4.315% matured.

        During the next twelve months ending December 31, 2008, interest expense of approximately nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATES

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various global currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of and for the years ended December 31, 2007 and 2006, the fair value and unrealized gains (losses) of outstanding foreign currency rate hedging contracts were not significant. Our A/R Securitization Program in certain circumstances requires that we enter into forward foreign currency hedges intended to hedge currency exposures. As of December 31, 2007 and 2006, we had no forward currency hedges outstanding under our A/R Securitization Program.

        In conjunction with the redemption of our remaining 10.125% euro-denominated subordinated notes due 2009 in the first quarter of 2007 discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Liquidity—Subordinated Notes," and in an effort to maintain approximately the same amount of euro-denominated debt exposure, on March 27, 2007, we entered into a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and we will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of December 31, 2007, the fair value of this swap was an unrealized loss of $17.7 million and was recorded in other noncurrent liabilities in our consolidated balance sheet. We recorded an unrealized foreign currency loss on this swap of $16.6 million in our consolidated statements of operations for the year ended December 31, 2007.

        In conjunction with an amendment to our Senior Credit Facilities discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity

and Capital Resources—Cash for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006," and in an effort to maintain approximately the same amount of euro-denominated debt exposure, on April 19, 2007, we entered into a cross currency interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and we will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of December 31, 2007, the fair value of this swap was an unrealized loss of $8.4 million and was recorded in other noncurrent liabilities in our consolidated balance sheet. We recorded an unrealized foreign currency loss on this swap of $8.0 million in other comprehensive income for the year ended December 31, 2007.

        On July 12, 2007, we unwound a cross currency interest rate swap pursuant to which we had swapped $31.3 million of 11.0% fixed rate debt for €25.0 million of 9.4% fixed rate debt. The swap was not designated as a hedge for financial reporting purposes. We recorded an unrealized foreign currency loss on this swap of $1.6 million in our consolidated statements of operations for the year ended December 31, 2007.

        A significant portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future ("Permanent Loans") and the designation of certain debt and swaps as net investment hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as Permanent Loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of December 31, 2007, we have designated approximately €381 million of euro-denominated debt and swaps as hedges of our net investments. As of December 31, 2007, we had approximately €1,073.3 million in net euro assets.

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. These contracts have a notional amount of approximately $130 million.

COMMODITY PRICES

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for many of our finished products are at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. Consequently, we do not generally hedge our commodity exposures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in our independent registered public accountants, Deloitte & Touche LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes for our Company and Huntsman International are designed to provide reasonable assurance to management, Huntsman International Board of Managers and our Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

        Internal control over financial reporting for our Company and Huntsman International includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company and Huntsman International;

  •
  provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company and Huntsman International are being made only in accordance with authorizations of management and Directors of our Company and Huntsman International;

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements; and

  •
  provide reasonable assurance as to the detection of fraud.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

        Our management assessed the effectiveness of internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2007, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework ("COSO").

        Our independent registered public accountants, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited the consolidated financial statements prepared by our Company and Huntsman International and have issued attestation reports on internal control over financial reporting for our Company and Huntsman International.

MANAGEMENT'S PROCESS TO ASSESS THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate internal control over financial reporting for our Company and Huntsman International. We involved employees at all levels of our Company and Huntsman International during 2007 in training, performing and evaluating our internal controls.

        Our management's conclusion on the effectiveness of internal control over financial reporting is based on a comprehensive evaluation and analysis of the five elements of COSO. Our management considered information from multiple sources as the basis its conclusion—including self-assessments of the control activities within each work process, assessments of entity-level controls and internal control attestations from significant nonconsolidated joint ventures and external service providers, as well as from key management. In addition, our internal control processes contain self-monitoring mechanisms, and proactive steps are taken to correct deficiencies as they are identified. We also maintain an internal auditing program that independently assesses the effectiveness of internal control over financial reporting within each of the five COSO elements.

/s/ PETER R. HUNTSMAN Peter R. Huntsman President and Chief Executive Officer	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer
/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller
February 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 21, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of FASB Interpretation No. 48 on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the internal control over financial reporting of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 21, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of FASB Interpretation No. 48 on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to our Directors (including identification of our Audit Committee's financial expert(s)), executive officers and corporate governance will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

Code of Ethics

        Our Company has adopted a code of ethics, as defined by Item 406(b) of Regulation S-K under the Exchange Act, that applies to our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics is posted on our website, at www.huntsman.com. We intend to disclose any amendments to, or waivers from, our code of ethics on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to executive compensation and our equity compensation plans will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to beneficial ownership of our common stock by each Director, by each named executive officer and by all Directors and executive officers of our Company as a group will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to certain relationships and related transactions and director independence will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to principal accountant fees and services will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed with this report.

1.
Consolidated Financial Statements:

  See Index to Consolidated Financial Statements on page F-1

  Our investment in Sasol-Huntsman GmbH and Co. KG meets certain significance test requirements pursuant to Rule 3-09 of Regulation S-X for the years ended December 31, 2007 and 2005. We intend to file, by June 30, 2008, an amendment to this annual report on Form 10-K to include the separate financial statements of Sasol-Huntsman GmbH and Co. KG.

2.
Financial Statement Schedules:

  Other than as stated on the Index to Consolidated Financial Statements on page F-1 with respect to Schedule I and Schedule II, financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits:

  The exhibits to this report are listed on the Exhibit Index below.

(b)
Description of exhibits.

Exhibit Index

Number	Description
1.1	Underwriting Agreement, dated as of August 2, 2007, by and among the Company, MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed on August 6, 2007)
2.1
Asset Purchase Agreement, dated February 15, 2007 among Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LLC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on February 20, 2007)
2.2
Amended and Restated Asset Purchase Agreement dated June 22, 2007 among Flint Hills Resources, LP, Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 25, 2007)
2.3
Agreement and Plan of Merger, dated as of June 26, 2007, among the Company, Basell AF and BI Acquisition Holdings Limited (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 27, 2007)
2.4
Agreement and Plan of Merger, dated as of July 12, 2007, among the Company, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on July 13, 2007)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-120749))
3.2	Certificate of Designations, Preferences and Rights of 5% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005)
3.3	Amended and Restated Bylaws of the Company (incorporated be reference to Exhibit 3.2 to our current report on Form 8-K filed November 6, 2007)
4.1
Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.2	Form of Unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.1)
4.3	Form of Guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.1)
4.4
Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)

4.5	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.4)
4.6	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.4)
4.7	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.4)
4.8
Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.9	Form of Restricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-1 to Exhibit 4.8)
4.10	Form of Restricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-2 to Exhibit 4.8)
4.11	Form of Unrestricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-3 to Exhibit 4.8)
4.12	Form of Unrestricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-4 to Exhibit 4.8)
4.13	Form of Guarantee (included as Exhibit E to Exhibit 4.8)
4.14
Registration Rights Agreement dated as of February 10, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 16, 2005)
4.15	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our registration statement on Form S-1 (File No. 333-120749))
4.16	Form of mandatory convertible preferred stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005)
4.17
Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% Huntsman LLC Senior Notes due 2012 and Huntsman LLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.18
Supplemental Indenture, dated as of July 13, 2005 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% Huntsman LLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.19
Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)

4.20
Supplemental Indenture dated August 16, 2005, to Indenture dated as of September 30, 2003 by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 5/8% Senior Secured Notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.7 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.21
Supplemental Indenture dated August 16, 2005, to Indenture dated as of June 22, 2004 by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011, originally issued by Huntsman LLC (incorporated by reference at Exhibit 4.10 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.22
Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
4.23
Form of Restricted Stock Unit Agreement for Outside Directors effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
4.24
Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the $200,000,000 7 7/8% Senior Subordinated Notes due 2014 and the €400,000,000 6 7/8 Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)
4.25		Form of Restricted 7 7/8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-1 to Exhibit 4.24)
4.26		Form of Restricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-2 to Exhibit 4.24)
4.27		Form of Unrestricted 7 7/8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-3 to Exhibit 4.24)
4.28		Form of Unrestricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-4 to Exhibit 4.24)
4.29
Exchange and Registration Rights Agreement, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and the Purchasers as defined therein, relating to $200,000,000 aggregated principal amount of the 7 7/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)
4.30
Amended and Restated Registration Rights Agreement dated July 12, 2007 among the Company, Huntsman Family Holdings Company LLC, MatlinPatterson Global Opportunities Partners, L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda), L.P. and the other stockholders party thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 13, 2007)
4	.31*	Form of Restricted Stock Agreement for Outside Directors
4	.32*	Form of Restricted Stock Unit Agreement for Outside Directors

10.1
Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.2
Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.3
Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)
10.4		Gift Agreement by and among Huntsman Group Inc. and the Jon and Karen Huntsman Foundation (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-120749))
10.5
Pledge, Assignment and Collateral Agency Agreement dated February 16, 2005 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 16, 2005)
10.6		Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))
10.7		Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))
10.8		Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))
10.9		Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))
10.10		Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))
10	.11*	Form of Executive Severance Plan (as amended and restated)
10.12		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))
10.13		Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.24 to amendment No. 1 to our registration statement on Form S-1 dated January 6, 2005 (File No. 333-120749))
10.14		Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))
10.15
Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three-months ended March 31, 2005)
10.16
Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)

10.17
Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing Huntsman International LLC's 11 5/8% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
10.18
Second Amendment to Amended and Restated Pooling Agreement, dated August 16, 2005, among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
10.19
Fourth Amendment to 2000-1 Supplement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
10.20	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005)
10.21	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed December 30, 2005)
10.22	Huntsman Supplemental Executive MPP Plan (incorporated be reference to Exhibit 10.2 of our current report on Form 8-K filed December 30, 2005)
10.23	Amended and Restated Huntsman Supplemental Savings Plan (incorporated be reference to Exhibit 10.3 of our current report on Form 8-K filed December 30, 2005)
10.24	Huntsman Outside Directors Elective Deferral Plan (incorporated be reference to Exhibit 10.4 of our current report on Form 8-K filed December 30, 2005)
10.25
Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland), as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.26
Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, Jupiter Securitization Corporation, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and J.P.Morgan (Ireland) plc, as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.27
Amended and Restated Contribution Agreement, between Huntsman International LLC and Huntsman Receivables Finance LLC, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.28
Second Amended and Restated Servicing Agreement, dated as of April 18, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.29
Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006)
10.30
Withdrawal of Originator, dated November 28, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.30 to our annual report on Form 10-K filed on March 1, 2007).
10.31
Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 23, 2007)
10	.32*	First Amendment to Huntsman Supplemental Executive Retirement Plan
10	.33*	First Amendment to Huntsman Supplemental Executive MPP Plan
10	.34*	First Amendment to Huntsman Supplemental Savings Plan
10	.35*	Second Amendment to Huntsman Supplemental Savings Plan
10	.36*	First Amendment to Huntsman Outside Directors Elective Deferral Plan
10	.37*	Form of Restricted Stock Agreement
10	.38*	Form of Phantom Share Agreement
21	.1*	Subsidiaries of the Company
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2008

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 22nd day of February 2008.

/s/ JON M. HUNTSMAN Jon M. Huntsman Chairman of the Board and Director	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ H. WILLIAM LICHTENBERGER H. William Lichtenberger Chairman of the Nominating and Corporate Governance Committee and Director	/s/ WAYNE A. REAUD Wayne A. Reaud Chairman of the Compensation Committee and Director
/s/ RICHARD MICHAELSON Richard Michaelson Chairman of the Audit Committee and Director	/s/ NOLAN D. ARCHIBALD Nolan D. Archibald Director
/s/ MARSHA J. EVANS Marsha J. Evans Director	/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International in the capacities indicated on the 22nd day of February 2008.

/s/ JON M. HUNTSMAN Jon M. Huntsman Chairman of the Board of Managers and Manager	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Manager (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President, Chief Financial Officer and Manager (Principal Financial Officer)	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ SAMUEL D. SCRUGGS Samuel D. Scruggs Executive Vice President, General Counsel, Secretary and Manager

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Huntsman Corporation and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-7
Huntsman International LLC and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-9
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-10
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005	F-11
Consolidated Statements of Members' Equity for the Years Ended December 31, 2007, 2006 and 2005	F-12
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-13
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Consolidated Financial Statements	F-14
Schedules to Consolidated Financial Statements
Schedule to Consolidated Financial Statements, Schedule I—Condensed Financial Information of Registrant	F-111
Schedule to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts	F-115

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements reflect the financial position and results of operations and cash flows as if Huntsman Holdings LLC and Huntsman Corporation were combined for all periods presented.

        As discussed in Note 2, 12 and 18 to the consolidated financial statements, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005; FASB Statement No. 158, Employers' Accounting for Defined Benefit Pensions and Other Postretirement Plans, on December 31, 2006; and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the measurement date for its pension and other postretirement benefit plans from December 31 to November 30 during 2005.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 2008

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$154.0	$263.2
Accounts and notes receivables (net of allowance for doubtful accounts of $43.3 and $39.0, respectively)	1,253.3	1,243.2
Accounts receivable from affiliates	9.4	9.5
Inventories, net	1,451.9	1,520.1
Prepaid expenses	37.4	55.7
Deferred income taxes	72.6	64.6
Other current assets	116.6	175.7

Total current assets	3,095.2	3,332.0
Property, plant and equipment, net	3,762.6	4,059.4
Investment in unconsolidated affiliates	227.8	201.0
Intangible assets, net	173.2	187.6
Goodwill	92.5	90.2
Deferred income taxes	349.5	190.4
Notes receivable from affiliates	8.4	4.6
Other noncurrent assets	456.4	379.7

Total assets	$8,165.6	$8,444.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,005.4	$1,006.2
Accounts payable to affiliates	13.0	12.0
Accrued liabilities	885.2	857.6
Deferred income taxes	3.2	9.4
Current portion of long-term debt	68.5	187.9

Total current liabilities	1,975.3	2,073.1
Long-term debt	3,500.3	3,457.4
Deferred income taxes	154.4	192.6
Notes payable to affiliates	4.7	3.3
Other noncurrent liabilities	677.8	952.5

Total liabilities	6,312.5	6,678.9

Minority interests in common stock of consolidated subsidiaries	26.5	29.4
Commitments and contingencies (Notes 21 and 22)
Stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 222,012,474 and 221,549,461 issued and 221,036,190 and 220,652,429 outstanding in 2007 and 2006, respectively	2.2	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,831.9	2,798.4
Unearned stock-based compensation	(11.3)	(12.5)
Accumulated deficit	(1,540.1)	(1,277.6)
Accumulated other comprehensive income (loss)	256.4	(61.4)

Total stockholders' equity	1,826.6	1,736.6

Total liabilities and stockholders' equity	$8,165.6	$8,444.9

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2007	2006	2005
Revenues:
Trade sales, services and fees	$9,479.9	$8,621.5	$8,308.7
Related party sales	170.9	109.4	137.2

Total revenues	9,650.8	8,730.9	8,445.9
Cost of goods sold	8,111.1	7,308.4	7,032.5

Gross profit	1,539.7	1,422.5	1,413.4
Operating expenses:
Selling, general and administrative	871.3	760.7	626.0
Research and development	144.7	115.4	95.5
Other operating (income) expense	(54.4)	(113.6)	31.1
Restructuring, impairment and plant closing costs	41.9	15.3	106.5

Total expenses	1,003.5	777.8	859.1

Operating income	536.2	644.7	554.3
Interest expense, net	(285.6)	(350.7)	(426.6)
Loss on accounts receivable securitization program	(20.4)	(12.7)	(9.0)
Equity in income of investment in unconsolidated affiliates	13.1	3.6	8.2
Loss on early extinguishment of debt	(2.2)	(27.1)	(322.5)
Expenses associated with the Merger	(209.8)	—	—
Other (expense) income	(1.1)	1.6	(0.2)

Income (loss) from continuing operations before income taxes and minority interest	30.2	259.4	(195.8)
Income tax benefit	12.1	50.3	67.0
Minority interest in subsidiaries' loss (income)	9.2	(2.9)	(1.7)

Income (loss) from continuing operations	51.5	306.8	(130.5)
(Loss) income from discontinued operations (including loss on disposals of $339.0 in 2007, $301.8 in 2006 and $36.4 in 2005), net of tax	(217.1)	(132.9)	123.6

(Loss) income before extraordinary (loss) gain and accounting changes	(165.6)	173.9	(6.9)
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(6.5)	55.9	—
Cumulative effect of changes in accounting principle, net of tax of $2.9	—	—	(27.7)

Net (loss) income	(172.1)	229.8	(34.6)
Preferred stock dividends	—	—	(43.1)

Net (loss) income available to common stockholders	$(172.1)	$229.8	$(77.7)

Net (loss) income	$(172.1)	$229.8	$(34.6)
Other comprehensive income (loss)	317.8	149.0	(212.3)

Comprehensive income (loss)	$145.7	$378.8	$(246.9)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Continued)

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2007	2006	2005
Basic (loss) income per share:
Income (loss) from continuing operations	$0.23	1.39	$(0.79)
(Loss) income from discontinued operations, net of tax	(0.98)	(0.60)	$0.57
Extraordinary (loss) gain on the acquisition of a business	(0.03)	0.25	—
Cumulative effect of changes in accounting principle, net of tax	—	—	(0.13)

Net (loss) income	$(0.78)	$1.04	$(0.35)

Weighted average shares	220.9	220.6	220.5

Diluted (loss) income per share:
Income (loss) from continuing operations	$0.22	$1.32	$(0.79)
(Loss) income from discontinued operations, net of tax	(0.93)	(0.57)	0.57
Extraordinary (loss) gain on the acquisition of a business	(0.03)	0.24	—
Cumulative effect of changes in accounting principle, net of tax	—	—	(0.13)

Net (loss) income	$(0.74)	$0.99	$(0.35)

Weighted average shares	232.8	233.1	220.5

Dividends per share	$0.40	$—	$—

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Dollars in Millions)

	Shares
	Common Stock	Mandatory convertible preferred stock	Common stock	Preferred members' interest	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2005	—	—	$—	$195.7	$—	$712.5	$—	$(1,471.2)	$181.0	$(382.0)
Net loss	—	—	—	—	—	—	—	(34.6)	—	(34.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(212.3)	(212.3)
Exchange of previous common and preferred members' interest and warrants for common stock	164,769,665	—	1.6	(195.7)	—	885.5	—	—	—	691.4
Issuance of common stock and mandatory convertible preferred stock	55,681,819	5,750,000	0.6	—	287.5	1,203.8	—	—	—	1,491.9
Issuance of nonvested stock awards	—	—	—	—	—	16.3	(16.3)	—	—	—
Recognition of stock-based compensation	—	—	—	—	—	4.8	4.5	—	—	9.3
Dividends declared on mandatory convertible preferred stock	—	—	—	—	—	(43.1)	—	—	—	— (43.1)

Balance, December 31, 2005	220,451,484	5,750,000	2.2	—	287.5	2,779.8	(11.8)	(1,505.8)	(31.3)	1,520.6
Net income	—	—	—	—	—	—	—	229.8	—	229.8
Other comprehensive income	—	—	—	—	—	—	—	—	149.0	149.0
Issuance of nonvested stock awards	—	—	—	—	—	9.0	(9.0)	—	—	—
Vesting of stock awards	278,531	—	—	—	—	0.2	—	—	—	0.2
Recognition of stock-based compensation	—	—	—	—	—	9.4	8.3	—	—	17.7
Cumulative effect of adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	(179.1)	(179.1)
Repurchase and cancellation of stock awards	(77,586)	—	—	—	—	—	—	(1.6)	—	(1.6)

Balance, December 31, 2006	220,652,429	5,750,000	2.2	—	287.5	2,798.4	(12.5)	(1,277.6)	(61.4)	1,736.6
Net loss	—	—	—	—	—	—	—	(172.1)	—	(172.1)
Other comprehensive income	—	—	—	—	—	—	—	—	317.8	317.8
Issuance of nonvested stock awards	—	—	—	—	—	10.0	(10.0)	—	—	—
Vesting of stock awards	393,555	—	—	—	—	0.4	—	—	—	0.4
Stock options exercised	99,332	—	—	—	—	2.1	—	—	—	2.1
Recognition of stock-based compensation	—	—	—	—	—	13.3	11.2	—	—	24.5
Repurchase and cancellation of stock awards	(109,126)	—	—	—	—	—	—	(2.2)	—	(2.2)
Dividends declared on common stock	—	—	—	—	—	—	—	(88.4)	—	(88.4)
Reversal of valuation allowance on deferred tax assets related to previous equity transactions	—	—	—	—	—	7.7	—	—	—	7.7
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	—	0.2	—	0.2

Balance, December 31, 2007	221,036,190	5,750,000	$2.2	$—	$287.5	$2,831.9	$(11.3)	$(1,540.1)	$256.4	$1,826.6

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2007	2006	2005
Operating Activities:
Net (loss) income	$(172.1)	$229.8	$(34.6)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Extraordinary loss (gain) on the acquistion of a business, net of tax	6.5	(55.9)	—
Cumulative effect of changes in accounting principle, net of tax	—	—	27.7
Equity in income of investment in unconsolidated affiliates	(13.1)	(3.6)	(8.2)
Depreciation and amortization	412.9	465.7	500.8
Provision for losses on accounts receivable	3.0	6.4	4.2
Loss on disposal of businesses/assets, net	269.2	209.4	35.4
Loss on early extinguishment of debt	2.2	27.1	322.5
Noncash interest expense	5.0	5.1	49.8
Noncash restructuring, impairment and plant closing costs	14.6	18.1	58.6
Deferred income taxes	(202.7)	(82.4)	(3.1)
Net unrealized (gain) loss on foreign currency transactions	(8.9)	(42.4)	15.3
Stock-based compensation	26.0	18.4	9.5
Minority interest in subsidiaries' (loss) income	(9.2)	2.9	1.7
Other, net	(1.1)	4.4	(13.3)
Changes in operating assets and liabilities:
Accounts and notes receivables	56.4	228.1	61.3
Inventories, net	(73.9)	(58.8)	(96.9)
Prepaid expenses	3.1	(14.5)	45.8
Other current assets	53.4	(50.6)	(38.1)
Other noncurrent assets	(158.1)	162.8	(78.6)
Accounts payable	(148.2)	21.5	68.6
Accrued liabilities	(86.9)	22.0	(19.5)
Other noncurrent liabilities	(29.6)	(220.4)	59.7

Net cash (used in) provided by operating activities	(51.5)	893.1	968.6

Investing Activities:
Capital expenditures	(665.1)	(549.9)	(338.7)
Acquisition of businesses, net of cash acquired and post-closing adjustments	12.7	(176.9)	—
Acquisition of minority interest	—	—	(124.8)
Proceeds from sale of businesses/assets	850.4	894.5	23.7
Investment in unconsolidated affiliates, net	(12.8)	(11.9)	(1.8)
Net investment in government securities, restricted as to use	14.4	14.4	(30.1)
Change in restricted cash	—	—	8.9
Other, net	0.9	3.7	(0.9)

Net cash provided by (used in) investing activities	200.5	173.9	(463.7)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year ended December 31,
	2007	2006	2005
Financing Activities:
Net borrowings under revolving loan facilities	$(17.1)	$(6.3)	$(118.7)
Net borrowings (repayments) on overdraft facilities and other short-term debt	14.7	(6.8)	—
Repayments of long-term debt	(422.2)	(1,784.0)	(4,010.7)
Proceeds from long-term debt	266.1	872.4	2,235.0
Net (repayments) borrowings on notes payable	(3.7)	10.9	(33.9)
Debt issuance costs paid	(4.6)	(12.8)	(17.3)
Call premiums related to early extinguishment of debt	(1.2)	(30.4)	(146.0)
Dividends paid to common stockholders	(88.4)	—	—
Dividends paid to preferred stockholders	(14.4)	(14.4)	(10.8)
Net proceeds from issuance of common and preferred stock	—	—	1,491.9
Contribution from minority shareholder	—	6.2	3.6
Other, net	0.9	4.0	3.9

Net cash used in financing activities	(269.9)	(961.2)	(603.0)

Effect of exchange rate changes on cash	11.7	14.6	(2.3)

(Decrease) increase in cash and cash equivalents	(109.2)	120.4	(100.4)
Cash and cash equivalents at beginning of period	263.2	142.8	243.2

Cash and cash equivalents at end of period	$154.0	$263.2	$142.8

Supplemental cash flow information:
Cash paid for interest	$301.4	$396.5	$411.9
Cash paid for income taxes	72.9	40.3	27.6

    As of December 31, 2007, we had $72.2 million of capital expenditures in accounts payable.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), members' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements reflect the financial position and results of operations and cash flows as if Huntsman International Holdings LLC, Huntsman LLC, Huntsman Advanced Materials Holdings LLC and Huntsman International LLC were combined for all periods presented.

        As discussed in Note 2, 12 and 18 to the consolidated financial statements, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005; FASB Statement No. 158, Employers' Accounting for Defined Benefit Pensions and Other Postretirement Plans, on December 31, 2006; and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the measurement date for its pension and other postretirement benefit plans from December 31 to November 30 during 2005.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 2008

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$153.9	$246.0
Accounts and notes receivables (net of allowance for doubtful accounts of $43.3 and $39.0, respectively)	1,253.3	1,243.3
Accounts receivable from affiliates	193.1	14.9
Inventories, net	1,451.9	1,520.1
Prepaid expenses	37.1	55.7
Deferred income taxes	74.4	70.7
Other current assets	112.7	161.6

Total current assets	3,276.4	3,312.3
Property, plant and equipment, net	3,556.3	3,829.5
Investment in unconsolidated affiliates	227.8	201.0
Intangible assets, net	177.4	192.6
Goodwill	92.5	90.2
Deferred income taxes	300.0	188.7
Notes receivable from affiliates	8.4	4.6
Other noncurrent assets	456.3	376.6

Total assets	$8,095.1	$8,195.5

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,005.4	$1,006.2
Accounts payable to affiliates	15.0	16.7
Accrued liabilities	781.0	841.7
Deferred income taxes	3.2	9.4
Current portion of long-term debt	68.5	187.9

Total current liabilities	1,873.1	2,061.9
Long-term debt	3,500.3	3,457.4
Deferred income taxes	124.3	161.6
Notes payable to affiliates	4.7	3.3
Other noncurrent liabilities	676.8	948.8

Total liabilities	6,179.2	6,633.0

Minority interests in common stock of consolidated subsidiaries	26.5	29.4
Commitments and contingencies (Notes 21 and 22)
Members' equity:
Members' equity, 2,728 units issued and outstanding	2,845.4	2,811.8
Accumulated deficit	(1,142.9)	(1,131.7)
Accumulated other comprehensive income (loss)	186.9	(147.0)

Total members' equity	1,889.4	1,533.1

Total liabilities and members' equity	$8,095.1	$8,195.5

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Trade sales, services and fees	$9,479.9	$8,621.5	$8,308.7
Related party sales	170.9	109.4	137.2

Total revenues	9,650.8	8,730.9	8,445.9
Cost of goods sold	8,095.0	7,291.4	7,014.9

Gross profit	1,555.8	1,439.5	1,431.0
Operating expenses:
Selling, general and administrative	870.9	760.2	626.8
Research and development	144.7	115.4	95.5
Other operating (income) expense	(54.4)	(113.6)	31.1
Restructuring, impairment and plant closing costs	41.9	15.3	106.5

Total expenses	1,003.1	777.3	859.9

Operating income	552.7	662.2	571.1
Interest expense, net	(286.9)	(355.2)	(425.6)
Loss on accounts receivable securitization program	(20.4)	(12.7)	(9.0)
Equity in income of investment in unconsolidated affiliates	13.1	3.6	8.2
Loss on early extinguishment of debt	(2.6)	(39.0)	(167.3)
Other (expense) income	(1.1)	1.6	(0.3)

Income (loss) from continuing operations before income taxes and minority interest	254.8	260.5	(22.9)
Income tax (expense) benefit	(40.8)	31.3	66.4
Minority interest in subsidiaries' loss (income)	9.2	(2.9)	(1.7)

Income from continuing operations	223.2	288.9	41.8
(Loss) income from discontinued operations (including loss on disposal of $350.0 in 2007, $280.1 in 2006 and $36.4 in 2005), net of tax	(228.1)	(111.2)	125.1

(Loss) income before extraordinary (loss) gain and accounting changes	(4.9)	177.7	166.9
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(6.5)	55.9	—
Cumulative effect of changes in accounting principle, net of tax of $3.3	—	—	(27.5)

Net (loss) income	(11.4)	233.6	139.4
Other comprehensive income (loss)	333.9	182.8	(241.0)

Comprehensive income (loss)	$322.5	$416.4	$(101.6)

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

(Dollars in Millions)

	Members' equity
			Accumulated deficit	Accumulated other comprehensive income (loss)
	Units	Amount			Total
Balance, January 1, 2005	1,000	$1,524.1	$(1,504.7)	$144.0	$163.4
Net income	—	—	139.4	—	139.4
Other comprehensive loss	—	—	—	(241.0)	(241.0)
Contribution from parent, net of distributions	1,728	1,269.9	—	—	1,269.9

Balance, December 31, 2005	2,728	2,794.0	(1,365.3)	(97.0)	1,331.7
Net income	—	—	233.6	—	233.6
Other comprehensive income	—	—	—	182.8	182.8
Contribution from parent, net of distributions	—	17.8	—	—	17.8
Cumulative effect of adoption of SFAS No. 158, net of tax	—	—	—	(232.8)	(232.8)

Balance, December 31, 2006	2,728	2,811.8	(1,131.7)	(147.0)	1,533.1
Net loss	—	—	(11.4)	—	(11.4)
Other comprehensive income	—	—	—	333.9	333.9
Contribution from parent, net of distributions	—	25.9	—	—	25.9
Reversal of valuation allowance on deferred tax assets related to previous equity transactions	—	7.7	—	—	7.7
Cumulative effect of adoption of FIN 48	—	—	0.2	—	0.2

Balance, December 31, 2007	2,728	$2,845.4	$(1,142.9)	$186.9	$1,889.4

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year Ended December 31,
	2007	2006	2005
Operating Activities:
Net (loss) income	$(11.4)	$233.6	$139.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary loss (gain) on the acquisition of a business, net of tax	6.5	(55.9)	—
Cumulative effect of changes in accounting principle, net of tax	—	—	27.5
Equity in income of investment in unconsolidated affiliates	(13.1)	(3.6)	(8.2)
Depreciation and amortization	390.1	439.1	473.9
Provision for losses on accounts receivable	3.0	6.4	4.2
Loss on disposal of businesses/assets, net	269.2	187.7	35.4
Loss on early extinguishment of debt	2.6	39.0	167.3
Noncash interest expense	5.1	8.8	47.2
Noncash restructuring, impairment and plant closing costs	14.6	18.1	58.6
Deferred income taxes	(149.8)	(63.2)	(2.5)
Net unrealized (gain) loss on foreign currency transactions	(8.9)	(42.4)	15.3
Noncash compensation	26.0	18.4	9.5
Minority interest in subsidiaries' income	(9.2)	2.9	1.7
Other, net	(1.1)	(1.1)	0.7
Changes in operating assets and liabilities:
Accounts and notes receivable	56.4	229.3	65.2
Inventories, net	(73.9)	(58.8)	(96.9)
Prepaid expenses	3.3	(17.7)	44.4
Other current assets	43.2	(50.7)	(37.6)
Other noncurrent assets	(161.6)	235.3	(115.7)
Accounts payable	(148.2)	21.5	72.3
Accrued liabilities	(176.9)	21.0	(34.1)
Other noncurrent liabilities	(8.3)	(284.2)	113.4

Net cash provided by operating activities	57.6	883.5	981.0

Investing Activities:
Capital expenditures	(665.1)	(549.9)	(338.7)
Acquisition of businesses, net of cash acquired and post-closing adjustments	12.7	(176.9)	—
Proceeds from sale of businesses/assets	850.4	894.5	23.7
Receivable from affiliate	(178.3)	—	—
Investment in unconsolidated affiliates, net	(12.8)	(11.9)	(1.8)
Change in restricted cash	—	—	8.9
Other, net	0.9	3.4	(0.9)

Net cash provided by (used in) investing activities	7.8	159.2	(308.8)

Financing Activities:
Net repayments under revolving loan facilities	(17.1)	(6.3)	(118.7)
Net borrowings (repayments) on overdraft facilities and other short-term debt	14.7	(6.8)	—
Repayments of long-term debt	(422.2)	(1,784.0)	(3,461.1)
Proceeds from long-term debt	266.1	872.4	2,235.0
Net (repayments) borrowings on notes payable	(3.6)	13.9	(31.6)
Debt issuance costs paid	(4.6)	(12.8)	(17.3)
Call premiums related to early extinguishment of debt	(1.2)	(30.4)	(104.7)
Dividend to parent for acquisition of minority interest	—	—	(124.8)
Contribution from parent	—	—	837.6
Contribution from minority shareholder	—	6.2	3.6
Other, net	(1.3)	4.0	1.1

Net cash used in financing activities	(169.2)	(943.8)	(780.9)

Effect of exchange rate changes on cash	11.7	14.6	(2.3)

(Decrease) increase in cash and cash equivalents	(92.1)	113.5	(111.0)
Cash and cash equivalents at beginning of period	246.0	132.5	243.5

Cash and cash equivalents at end of period	$153.9	$246.0	$132.5

Supplemental cash flow information:
Cash paid for interest	$302.6	$397.4	$413.6
Cash paid for income taxes	72.9	40.3	31.5

    As of December 31, 2007, we had $72.2 million of capital expenditures included in accounts payable. During the year ended December 31, 2007, 2006 and 2005, Huntsman Corporation contributed $26.0 million, $18.4 million and $9.5 million, respectively, to Huntsman International related to stock-based compensation. On February 28, 2005, HMP Equity Corporation contributed certain notes payable at an accreted value of $422.8 million to Huntsman International in exchange for equity. During 2005, Huntsman Holdings, LLC and Huntsman International distributed $250 million and $120 million, respectively, to Huntsman Corporation and Huntsman Corporation contributed $370 million to Huntsman International. See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

DEFINITIONS

        Each capitalized term used without definition in these notes to consolidated financial statements has the meaning specified in the Annual Report on Form 10-K to which these notes to consolidated financial statements are included.

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated chemical products; we also manufacture inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide.

        As of December 31, 2007, we reported our operations in six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals.

COMPANY

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of businesses.

        In February 2005, we completed an initial public offering of common stock and mandatory convertible preferred stock. In connection with our initial public offering, we completed the Reorganization Transaction in which our predecessor, Huntsman Holdings, LLC, became our wholly-owned subsidiary and the existing beneficial holders of the common and preferred members' interests of Huntsman Holding, LLC received shares of our common stock in exchange for their interests. Also during 2005, we completed a series of transactions designed to simplify our consolidated group's financing and public reporting structure, to reduce our cost of financing and to facilitate other organizational efficiencies, including the following:

  •
  On December 20, 2005, we agreed to pay $125.0 million to affiliates of SISU Capital Limited and other third parties to acquire the 9.7% of the equity of Huntsman Advanced Materials that we did not already own. We contributed all of these equity interests to Huntsman International.

  •
  On August 16, 2005, we completed the Affiliate Mergers in which Huntsman LLC and Huntsman International Holdings merged into Huntsman International.

        As a result of these transactions, we now operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999. Substantially all of our debt obligations are obligations of Huntsman International and/or its subsidiaries.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. GENERAL (Continued)

        On July 12, 2007, we entered into the Merger Agreement pursuant to which Hexion has agreed to acquire all of the outstanding shares of our common stock pursuant to a merger under Delaware law. On October 16, 2007, our stockholders holding a majority of the shares entitled to vote thereon adopted the Merger Agreement. Notwithstanding stockholder approval, the Merger cannot be completed until each of the closing conditions specified in the Merger Agreement has been satisfied or waived. The closing conditions include, among others, the expiration of waiting periods or grants of approvals under competition laws in the United States, Europe and certain other jurisdictions. On October 4, 2007, Hexion and our Company received a request for additional information from the FTC under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Hexion and our Company have agreed with the FTC to allow the FTC additional time to review the Merger, such that the Merger is not expected to close before May 3, 2008. Both parties intend to cooperate fully with the FTC and continue to work closely with regulatory agencies in other jurisdictions, including the European Union.

        The Merger Agreement provides that the Merger may be terminated by either party if it is not consummated by April 5, 2008, subject to certain extensions for approximately six months or more under certain circumstances. On January 26, 2008, we announced that we had received a notice from Hexion providing that Hexion was exercising its right under Section 7.1(b)(ii) of the Merger Agreement to extend the termination date of the Merger by 90 days from April 5, 2008 to July 4, 2008. Under certain circumstances, the termination date may be extended by an additional 90 days (or more in the event that Hexion's financing maturity period begins, but does not end by, the additional 90 day extension). The entire time period allowable under the Merger Agreement may be required to satisfy all closing conditions and to complete the Merger.

        We cannot predict whether the Merger will be consummated or, if it is consummated, the exact timing of the effective time of the Merger.

ACCOUNTING FOR CERTAIN TRANSACTIONS

        The Reorganization Transaction was accounted for as an exchange of shares between entities under common control similar to the pooling method. Our consolidated financial statements presented herein reflect the results of operations and cash flows as if Huntsman Holdings, LLC and our Company were combined for all periods presented.

        The Affiliate Mergers and the contribution of our ownership interest in Huntsman Advanced Materials to Huntsman International were accounted for as an exchange of shares between entities under common control similar to the pooling method. Huntsman International's consolidated financial statements presented herein reflect the results of operations and cash flows as if Huntsman International Holdings, Huntsman LLC, Huntsman Advanced Materials and Huntsman International were combined for all periods presented.

        During 2007, we completed the U.S. Petrochemicals Disposition pursuant to which we sold our North American polymers business and our U.S. base chemicals business. During 2006, we completed the U.K. Petrochemicals Disposition. In 2005, we sold our former TDI business. The results of operations of these businesses are classified as discontinued operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. GENERAL (Continued)

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the consolidated financial statements for each of our Company and Huntsman International. The differences between our financial statements and Huntsman International's financial statements relate primarily to the following:

  •
  purchase accounting recorded at our Company for the step-acquisition of Huntsman International Holdings in May 2003;

  •
  HMP debt that was reflected at our Company and that was repaid in 2005; and

  •
  the different capital structures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated, except for intercompany sales between continuing and discontinued operations.

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. The most significant of these reclassifications was to reclassify the results of operations of our former North American polymers business and U.S. base chemicals business to discontinued operations. See "Note 3. Discontinued Operations." In connection with this reclassification, we reclassified certain income taxes for 2005 from continuing operations to other comprehensive income in accordance with SFAS No. 109, Accounting for Income Taxes, and EITF Topic D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations.

        In addition, beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other. Effective in the fourth quarter of 2007, the results of our former U.S. butadiene and MTBE business were reported in Corporate and other. These results were previously reported in our Base Chemicals segment. All segment information for prior periods has been restated to reflect these transfers.

REVENUE RECOGNITION

        We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The transfer of risk and title to the product to the customer usually occurs at the time shipment is made.

        Revenue arrangements that contain multiple deliverables, which relate primarily to licensing of technology, are evaluated in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

        Taxes collected from customers and remitted to governmental authorities are excluded from revenue and presented on a net basis in cost of goods sold.

COST OF GOODS SOLD

        We classify the costs of manufacturing and distributing our products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs also include, among other things, plant site operating costs and overhead, production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

CASH AND CASH EQUIVALENTS

        We consider cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash flows from discontinued operations are not presented separately in the accompanying consolidated statements of cash flows.

SECURITIZATION OF ACCOUNTS RECEIVABLE

        In connection with our A/R Securitization Program, we securitize certain trade receivables. The A/R Securitization Program is structured so that we grant a participating undivided interest in certain of our trade receivables to a qualified off-balance sheet entity. We retain the servicing rights and a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 16. Securitization of Accounts Receivable."

INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out, first-in first-out and average costs methods for different components of inventory.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

Buildings and equipment	10 - 60 years
Plant and equipment	3 - 25 years
Furniture, fixtures and leasehold improvements	5 - 20 years

        Interest expense capitalized as part of plant and equipment was $17.4 million, $16.4 million and $9.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Periodic maintenance and repairs applicable to major units of manufacturing facilities (a "turnaround") are accounted for on the deferral basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

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

OTHER NON-CURRENT ASSETS

        Other non-current assets consist primarily of spare parts, deferred debt issuance costs, the overfunded portion related to defined benefit plans for employees and capitalized turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CARRYING VALUE OF LONG-LIVED ASSETS

        We review long-lived assets and all amortizable intangible assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 3. Discontinued Operations" and "Note 11. Restructuring, Impairment and Plant Closing Costs."

FINANCIAL INSTRUMENTS

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the senior secured credit facilities of our subsidiaries approximates fair value since they bear interest at a variable rate plus an applicable margin. The fair value of the fixed rate and floating rate notes of our subsidiaries is estimated based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. The fair value of government securities is estimated using prevailing market prices. See "Note 17. Fair Value of Financial Instruments."

INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against a material portion of the non-U.S. deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

        Subsequent to acquiring Huntsman Advanced Materials in June 2003 and through December 2005, substantially all non-U.S. operations of Huntsman Advanced Materials were treated as our branches for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. Effective January 1, 2006, Huntsman Advanced Materials foreign operations are no longer being treated as our branches and are not subject to U.S. taxation on their earnings until those earnings are repatriated to the U.S., similar to our other non-U.S. entities.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

        We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires us to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

DERIVATIVES AND HEDGING ACTIVITIES

        All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. Changes in the fair value of the hedge in the net investment of certain international operations are recorded in other comprehensive income, to the extent effective. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify or has not been designated as a hedge, changes in fair value are recognized in earnings.

ENVIRONMENTAL EXPENDITURES

        Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and incurred are expensed or capitalized as appropriate. See "Note 22. Environmental, Health and Safety Matters."

ASSET RETIREMENT OBLIGATIONS

        We accrue for asset retirement obligations, which consist primarily of landfill closure costs and asbestos abatement costs, in the period in which the obligations are incurred. Asset retirement obligations are accrued at estimated fair value. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See "Note 12. Asset Retirement Obligations."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PENSIONS AND POSTRETIREMENT BENEFITS

        In 2005, we changed the measurement date of our pension and postretirement benefit obligations from December 31 to November 30. We believe the one-month change of the measurement date improves internal control procedures by allowing more time to review the completeness and accuracy of the actuarial benefit information. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit, net of tax of $1.9 million, of $4.0 million ($0.02 decrease in loss per share) for us and a cumulative effect of a change in accounting principle credit, net of tax of $1.5 million, of $4.2 million for Huntsman International recorded as of January 1, 2005. See "Note 18. Employee Benefit Plans."

RESEARCH AND DEVELOPMENT

        Research and development costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

        The accounts of our operating subsidiaries outside of the U.S., except for those operating in highly inflationary economic environments and certain finance subsidiaries, consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholders' equity as a component of accumulated other comprehensive income (loss).

        Subsidiaries that operate in economic environments that are highly inflationary consider the U.S. dollar to be the functional currency and include gains and losses from remeasurement to the U.S. dollar from the local currency in the statement of operations. The accounts of certain finance subsidiaries outside of the U.S. also consider the U.S. dollar to be the functional currency.

        Transaction gains and losses are recorded in the statement of operations and were net losses of $13.9 million, $0.5 million, and $29.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

STOCK-BASED COMPENSATION

        We adopted SFAS No. 123R, Share-Based Payment, on January 1, 2005. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide services in exchange for the award. See "Note 25. Stock-Based Compensation Plan." We did not have share-based awards prior to the awards issued in connection with our initial public offering in 2005.

NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share excludes dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects potential dilution and is computed by dividing net

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(loss) income available to common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

        In connection with our Reorganization Transaction and initial public offering of common stock on February 16, 2005, we issued 203,604,545 shares of common stock. On March 14, 2005, we issued 16,846,939 shares of common stock in exchange for the HMP Warrants. Also on February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. On February 16, 2008, the mandatory convertible preferred stock converted into 12,082,475 shares of common stock. All share and per share data reflected in these consolidated financial statements have been retroactively restated to give effect to the shares issued in connection with the Reorganization Transaction and our initial public offering of common stock on February 16, 2005 and the shares issued in connection with the exchange of the HMP Warrants on March 14, 2005, as if such shares had been issued at the beginning of the period.

        Basic and diluted income (loss) per share is calculated as follows (in millions, except share amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Basic and diluted income (loss) from continuing operations available to common stockholders (numerator):
Income (loss) from continuing operations	$51.5	$306.8	$(130.5)
Preferred stock dividends	—	—	(43.1)

Income (loss) from continuing operations available to common stockholders	$51.5	$306.8	$(173.6)

Basic and diluted net income (loss) available to common stockholders (numerator):
Net (loss) income	$(172.1)	$229.8	$(34.6)
Preferred stock dividends	—	—	(43.1)

Net (loss) income available to common stockholders	$(172.1)	$229.8	$(77.7)

Shares (denominator):
Weighted average shares outstanding	220,948,495	220,618,478	220,451,484
Dilutive securities:
Stock-based awards	297,221	23,970	—
Preferred stock conversion	11,546,575	12,499,925	—

Total dilutive shares outstanding assuming conversion	232,792,291	233,142,373	220,451,484

        Additional stock-based awards of 5,735,503, 4,320,784 and 2,773,093 weighted average equivalent shares of stock were outstanding during the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the preferred stock would have converted into 12,499,925 shares of common

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock for the year ended December 31, 2005. However, these stock-based awards and preferred stock conversion were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        We adopted Emerging Issues Task Force ("EITF") Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, on January 1, 2007. This pronouncement concludes that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement accumulates; therefore, such benefits should be accrued over the required service period. The adoption of this pronouncement did not have a significant impact on our consolidated financial statements.

        We adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recorded a credit of $0.2 million to accumulated deficit as of January 1, 2007 for the cumulative effect of a change in accounting principle. See "Note 19. Income Taxes."

        We adopted EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross versus Net Presentation), on January 1, 2007. This pronouncement concludes that the presentation of taxes within its scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. We present taxes within the scope of this Issue on a net basis.

        We adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS No. 157. SFAS No. 157 is not expected to have a significant impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Effective for December 31, 2008, SFAS No. 158 will require us to measure the funded status of our plans as of December 31. We currently use a November 30 measurement date for our plans.

        We adopted FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, on January 1, 2007. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The adoption of this FSP did not have a material impact on our consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We adopted FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, on January 1, 2007. This FSP requires that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. In November 2006 and March 2007, we completed offerings of subordinated notes which contained registration payment arrangements. See "Note 14. Debt." We have evaluated the impact of this FSP as it relates to our notes offerings, and the adoption of this FSP did not have a significant impact on our consolidated financial statements.

        We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value, with changes in fair value reflected in earnings. We have not elected the fair value option for any existing or any new instruments that were not previously accounted for at fair value.

        In May 2007, the FASB issued FSP FIN 48-1, Definition of "Settlement" in FASB Interpretation No. 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Our initial adoption of FIN 48 was consistent with the provisions of this FSP; therefore, this pronouncement did not have an impact on our consolidated financial statements.

        In June 2007, the FASB issued EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 requires companies to recognize a realized tax benefit from dividends charged to retained earnings on affected securities as a credit to additional paid-in capital which should be included in the pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 will be applied prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, which replaced SFAS No. 141, Business Combinations. In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, and compared to the predecessor guidance, these statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. These statements are to be applied prospectively for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements of SFAS No. 160 which are retrospective for all periods. We are evaluating SFAS No. 141 (R) and SFAS No. 160 to determine the impact of these statements on our consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS

NORTH AMERICAN POLYMERS BUSINESS

        On February 15, 2007, we entered into an Asset Purchase Agreement (the "Original Agreement") pursuant to which Flint Hills Resources, a wholly owned subsidiary of Koch, agreed to acquire our North American base chemicals and polymers business assets for approximately $456 million in cash, plus the value of inventory on the date of closing. We retained other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which are being liquidated for cash in the ordinary course of business. On June 22, 2007, we entered into an Amended and Restated Asset Purchase Agreement (the "Amended and Restated Agreement") with Flint Hills Resources that amended certain terms of the Original Agreement to, among other things, provide for the closing of the sale of our North American polymers business assets on August 1, 2007 for $150.0 million plus the value of associated inventory (the "North American Polymers Disposition"). We received total consideration for the North American Polymers Disposition of $353.9 million. The net proceeds from the North American Polymers Disposition were used to repay borrowings under the Revolving Facility and reduce amounts under the A/R Securitization Program.

        The North American Polymers Disposition included our polymers manufacturing assets located at four U.S. sites: Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. Pursuant to the Amended and Restated Agreement, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007.

        The following results of our former North American polymers business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2007	2006	2005
Revenues	$881.4	$1,418.5	$1,349.0
Costs and expenses	(873.4)	(1,341.7)	(1,232.1)
Loss on disposal	(232.9)	—	—

Operating (loss) income	(224.9)	76.8	116.9
Income tax benefit (expense)	77.3	(1.1)	(44.3)

(Loss) income from discontinued operations, net of tax	$(147.6)	$75.7	$72.6

        During the second quarter of 2007, we recorded an impairment loss on the pending disposal of $240.0 million resulting from the write-down of the North American polymers business to the purchase price less cost to sell. In connection with the North American Polymers Disposition, we recognized a pretax gain on disposal of $7.1 million during the six months ended December 31, 2007, resulting primarily from a pension curtailment gain of $14.0 million.

        In connection with the U.S. Petrochemicals Disposition, we agreed to indemnify Flint Hills Resources with respect to any losses resulting from (i) the breach of representations and warranties contained in the Amended and Restated Agreement, (ii) any pre-sale liabilities related to certain assets not assumed by Flint Hills Resources, and (iii) any unknown environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS (Continued)

obligations until claims against us, on a cumulative basis, exceed $10 million. Upon exceeding this $10 million threshold, we generally are obligated to provide indemnification for any losses up to a limit of $150 million. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision.

        The EBITDA of the North American polymers business was reported in our Polymers segment.

U.S. BASE CHEMICALS BUSINESS

        The Amended and Restated Agreement also provided for the separate closing of our U.S. base chemicals business for the remaining $306.0 million plus the value of associated inventory, following the re-start of our Port Arthur, Texas olefins manufacturing facility, which was completed during the fourth quarter of 2007 (the "U.S. Base Chemicals Disposition"). On November 5, 2007, we completed the U.S. Base Chemicals Disposition for total consideration of $415.3 million, which is subject to post-closing adjustments. The net proceeds from the U.S. Base Chemicals Disposition were used to repay borrowings under the Revolving Facility, repay other debt and reduce amounts under the A/R Securitization Program.

        The U.S. Base Chemicals Disposition included our former olefins manufacturing assets located at Port Arthur, Texas. The captive ethylene unit at our retained Port Neches, Texas site of our Performance Products segment operations was not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from FHR to us, will continue to provide feedstock for our downstream derivative units.

        The following results of our former U.S base chemicals business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2007	2006	2005
Revenues	$181.2	$474.2	$881.9
Costs and expenses	(205.8)	(462.9)	(838.0)
Loss on disposal	(145.5)	—	—

Operating (loss) income	(170.1)	11.3	43.9
Income tax benefit (expense)	61.8	(0.2)	(16.6)

(Loss) income from discontinued operations, net of tax	$(108.3)	$11.1	$27.3

        In connection with the U.S. Base Chemicals Disposition, we recognized a pretax loss on disposal of $145.5 million in 2007. Included in this loss was a pension curtailment gain of $3.8 million. The final sales price is subject to post-closing adjustments, including post-closing adjustments for working capital and for our obligation to complete certain expenditures related to the rebuild of our former Port Arthur, Texas facility. We have accrued a liability relating to the working capital adjustment of $8.0 million and settled this obligation in February 2008. As of December 31, 2007, we estimate that our remaining payment related to certain expenditures for the rebuild of our former Port Arthur, Texas facility which have been substantially completed but not yet invoiced was approximately $40 million, for

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS (Continued)

which we have accrued a liability. We expect to settle this obligation during the first half of 2008. Finalization of these estimates will result in an adjustment to the loss on disposal during 2008.

        The EBITDA of the U.S. base chemicals business is reported in our Base Chemicals segment.

EUROPEAN BASE CHEMICALS AND POLYMERS BUSINESS

        On December 29, 2006, we completed the U.K. Petrochemicals Disposition. This transaction involved the sale of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited for an aggregate purchase price of $685.0 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities. The final sales price was subject to adjustments relating to working capital, investment in the LDPE plant in Wilton, U.K. and unfunded pension liabilities. The transaction did not include our Teesside, U.K.-based Pigments operations or the Wilton, U.K.-based aniline and nitrobenzene operations of our Polyurethanes segment.

        In connection with the U.K. Petrochemicals Disposition, we agreed to make payments to SABIC of up to £18 million (approximately $36 million) related to the transfer of pension plan assets and liabilities and we accrued this liability in 2006 in connection with the sale transaction. During the second quarter of 2007, the valuation of the related pension assets and liabilities was refined and, on October 17, 2007, we made payments to SABIC of approximately £0.2 million (approximately $0.5 million) and recorded a reduction to the loss on disposal. Also during the fourth quarter of 2007, we recorded a non-cash pension settlement gain of $4.9 million and Huntsman International recorded a non-cash pension settlement loss of approximately $6.1 million. The final sales price of the U.K. Petrochemicals Disposition was also subject to adjustments relating to working capital and investment in the LDPE plant in Wilton U.K. During 2007, we finalized these and other adjustments. As a result, we and Huntsman International recorded a pretax credit related to the U.K. Petrochemicals Disposition of $39.4 million and $28.4 million, respectively.

        The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2007	2006	2005
Revenues	$—	$2,524.6	$2,284.7
Costs and expenses	—	(2,406.6)	(2,187.5)
Gain (loss) on disposal	39.4	(301.8)	—

Operating income (loss)	39.4	(183.8)	97.2
Income tax expense	—	(34.0)	(29.6)

Income (loss) from discontinued operations, net of tax	$39.4	$(217.8)	$67.6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS (Continued)

Huntsman International

	Year ended December 31,
	2007	2006	2005
Revenues	$—	$2,524.6	$2,284.7
Costs and expenses	—	(2,406.6)	(2,186.0)
Gain (loss) on disposal	28.4	(280.1)	—

Operating income (loss)	28.4	(162.1)	98.7
Income tax expense	—	(34.0)	(29.6)

Income (loss) from discontinued operations, net of tax	$28.4	$(196.1)	$69.1

        In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from any environmental liability related to the pre-sale operations of the assets sold. These indemnities have various payment thresholds and time limits depending on the site and type of claim. Generally, we are not required to pay under these indemnification obligations until claims against us exceed £0.1 million (approximately $0.2 million) individually or £1.0 million (approximately $2.0 million), in the aggregate. We also agreed to indemnify the buyer with respect to certain tax liabilities. Our maximum exposure generally shall not exceed $600 million in the aggregate. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision.

        The EBITDA of our former European base chemicals business is reported in our Base Chemicals segment.

TDI BUSINESS

        On July 6, 2005, we sold our TDI business. The sale involved the transfer of our TDI customer list and sales contracts. We discontinued the use of our remaining TDI assets. Our former TDI business has been accounted for as a discontinued operation under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and is reported in our Polyurethanes segment. Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2007	2006	2005
Revenues	$—	$—	$24.4
Costs and expenses	(1.0)	(1.9)	(31.9)
Loss on disposal	—	—	(36.4)

Operating loss	(1.0)	(1.9)	(43.9)
Income tax benefit	0.4	—	—

Loss from discontinued operations, net of tax	$(0.6)	$(1.9)	$(43.9)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS DISPOSITIONS AND COMBINATIONS

SALE OF U.S. BUTADIENE AND MTBE BUSINESS

        On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment and recognized a gain on disposal of $90.3 million. The total sales price was $274.0 million, of which $204.0 million was paid to us during 2006. The additional $70.0 million was paid to us on November 9, 2007 after the successful restart of our Port Arthur, Texas olefins unit that was damaged in a fire (see "Note 23. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire") and the related resumption of crude butadiene supply. We recognized an additional pre-tax gain on the sale of approximately $69 million during 2007, which is included in other operating (income) expense in the accompanying consolidated statement of operations.

        The results of operations of this business were not classified as a discontinued operation because of the expected continuing cash flows from the MTBE business we continue to operate in our Polyurethanes segment. The results of our former U.S. butadiene and MTBE business are reported in Corporate and other.

        In connection with the sale, we indemnified the buyer with respect to any losses resulting from (i) the breach of representations and warranties contained in the asset purchase agreement, (ii) pre-sale liabilities related to the pre-sale operations of the assets sold not assumed by the buyer, and (iii) environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification obligations until claims against us exceed $5 million. Upon exceeding this $5 million threshold, we generally are obligated to provide indemnification for any losses in excess of $5 million, up to a limit of $137.5 million. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision.

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business for $172.1 million (CHF 215 million) in cash (the "Textile Effects Acquisition"). This purchase price was subject to finalization of post-closing working capital adjustments, which resulted in a reduction to the purchase price of $26.9 million. The operating results of the textile effects business have been consolidated with our operating results beginning on July 1, 2006 and are reported with our advanced materials operations as part of our Materials and Effects segment.

        We have accounted for the Textile Effects Acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and we determined the excess of fair value of net assets acquired over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141. Accordingly, no basis was assigned to property, plant and equipment or any other non-current non-financial assets and the remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). The final

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS DISPOSITIONS AND COMBINATIONS (Continued)

allocation of the purchase price to the assets and liabilities acquired is summarized as follows (dollars in millions):

Acquisition cost:
Acquisition payment, exclusive of post-closing working capital adjustment	$172.1
Post-closing working capital adjustment	(26.9)
Direct costs of acquisition	13.0

Total acquisition costs	158.2

Fair value of assets acquired and liabilities assumed:
Cash	7.7
Accounts receivable	255.1
Inventories	233.4
Prepaid expenses and other current assets	13.1
Noncurrent assets	2.2
Deferred taxes	2.1
Accounts payable	(94.1)
Accrued liabilities	(35.1)
Short-term debt	(5.0)
Noncurrent liabilities	(171.8)

Total fair value of net assets acquired	207.6

Extraordinary gain on the acquisition of a business—excess of fair value of net assets acquired over cost	$49.4

        During 2006, we recorded an extraordinary gain on the acquisition of $55.9 million based on the preliminary purchase price allocation. During the six months ended June 30, 2007, we adjusted the preliminary purchase price allocation for, among other things, the finalization of restructuring plans, estimates of asset retirement obligations, the determination of related deferred taxes and finalization of the post-closing working capital adjustments, resulting in a reduction to the extraordinary gain of $6.5 million.

        We plan to exit certain activities of the textile effects business and expect to involuntarily terminate the employment of, or relocate, certain textile effects employees. We estimate that we will eliminate 700 positions and will create approximately 250 new positions, globally. These plans include the exit of various manufacturing, sales and administrative activities throughout the business through 2009. This purchase price allocation includes recorded liabilities for workforce reductions and other business exit costs of $93.7 million.

DUPONT FLOROCHEMICAL ACQUISITION

        On July 23, 2007, we acquired DuPont's global fluorochemical business for the nonwovens industry for $8.4 million in cash. The transaction with DuPont included all existing contracts and business records. All manufacturing assets, cash, accounts receivable, inventory, employees, offices, laboratories

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS DISPOSITIONS AND COMBINATIONS (Continued)

and other assets were specifically excluded from the purchase. The entire value of this acquisition was assigned to intangible assets with useful lives of 15 years.

PENDING METROCHEM ACQUISITION

        On June 29, 2007, we signed an agreement to acquire the Baroda division of Metrochem Industries Ltd and we expect to complete our acquisition of Baroda during the second quarter of 2008. We estimate the purchase price, including certain working capital and capital expenditures incurred pre-closing, will be approximately $51 million U.S. dollar equivalents, of which approximately $9 million U.S. Dollar equivalents (€6.24 million) represents deferred purchase price that will be paid 18 months following the acquisition date. This purchase price excludes from working capital the receivables existing on the closing date due to Baroda from our affiliates, which will be settled in the ordinary course. Baroda is a manufacturer of textile dyes and intermediates.

HUNTSMAN ADVANCED MATERIALS ACQUISITION

        On June 30, 2003, we acquired 88.2% of the equity of Huntsman Advanced Materials for total consideration of $521.8 million and began reporting Huntsman Advanced Materials as a consolidated subsidiary. On March 19, 2004, we acquired an additional 2.1% equity in Huntsman Advanced Materials for $7.2 million. On December 20, 2005, we acquired the remaining 9.7% ownership interest in Huntsman Advanced Materials for $124.8 million. Subsequent to December 20, 2005, we own 100% of Huntsman Advanced Materials. We have accounted for this step acquisition using the purchase method. The allocation of the December 20, 2005 purchase price to the assets and liabilities of Huntsman Advanced Materials is summarized as follows (dollars in millions):

Cash	$2.3
Property, plant and equipment	10.9
Goodwill	88.0
Intangible assets	3.2
Deferred taxes	(0.3)
Noncurrent liabilities	(0.6)
Accumulated other comprehensive loss	(2.3)

Total fair value of net assets acquired	101.2
Reversal of minority interest	23.6

Cash paid for acquisition	$124.8

        The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15 - 30 years. The goodwill, none of which is deductible for tax purposes, was assigned to the Materials and Effects segment.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	December 31,
	2007	2006
Raw materials and supplies	$260.8	$320.1
Work in progress	94.1	109.8
Finished goods	1,165.2	1,204.3

Total	1,520.1	1,634.2
LIFO reserves	(68.2)	(114.1)

Net	$1,451.9	$1,520.1

        As of December 31, 2007 and 2006, approximately 9% and 18%, respectively, of inventories were recorded using the last in first-out cost method.

        For the years ended December 31, 2007, 2006, and 2005, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which (reduced) increased cost of sales by approximately ($10.4) million, ($0.1) million and $0.8 million, respectively, of which ($9.2) million, ($0.9) and $2.4 million related to discontinued operations, respectively.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements payable by us at December 31, 2007 was $26.6 million (53.5 million pounds of feedstock and products). The amount included in inventory under open exchange agreements receivable by us at December 31, 2006 was $12.9 million (43.0 million pounds of feedstock and products).

6. PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2007	2006
Land	$120.8	$120.0
Buildings	523.9	572.1
Plant and equipment	4,925.5	5,657.2
Construction in progress	529.2	316.1

Total	6,099.4	6,665.4
Less accumulated depreciation	(2,336.8)	(2,606.0)

Net	$3,762.6	$4,059.4

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $376.8 million, $430.3 million and $464.5 million, respectively, of which $31.9 million, $101.9 million and $120.6 million related to discontinued operations, respectively.

Huntsman International

	December 31,
	2007	2006
Land	$120.8	$120.0
Buildings	523.9	572.1
Plant and equipment	5,032.9	5,764.5
Construction in progress	529.2	316.1

Total	6,206.8	6,772.7
Less accumulated depreciation	(2,650.5)	(2,943.2)

Net	$3,556.3	$3,829.5

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $353.2 million, $402.8 million and $436.8 million, respectively, of which $31.9 million, $100.4 million and $120.1 million related to discontinued operations, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $15.5 million and $20.3 million at December 31, 2007 and 2006, respectively; related amounts included in accumulated depreciation were $9.4 million and $10.0 million at December 31, 2007 and 2006, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2007	2006
Equity Method:
Polystyrene Australia Pty Ltd. (50%)(1)	$—	$3.3
Arabian Polyol Ltd (40)%(2)	—	3.9
Sasol-Huntsman GmbH and Co. KG (50%)	39.2	28.9
Louisiana Pigment Company, L.P. (50%)	119.8	115.0
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(3)	51.7	46.1
International Polyurethanes Investments (45%)	13.6	—
Others	1.0	1.3

Total equity method investments	225.3	198.5
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4.35%)	2.5	2.5

Total investments	$227.8	$201.0

    (1)
    We have ceased to operate our joint venture, Polystyrene Australia Pty Ltd.

    (2)
    In the second quarter of 2007, we acquired an additional 11% of Arabian Polyol Ltd. to give us a controlling ownership and began consolidating their results of operations.

    (3)
    We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

        Summarized applicable financial information of our unconsolidated affiliate Sasol-Huntsman GmbH and Co. KG. as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 is presented below (dollars in millions):

	2007	2006	2005
Current assets	$64.5	$26.9
Noncurrent assets	42.8	46.6
Current liabilities	10.8	3.6
Noncurrent liabilities	2.9	8.5
Revenues	107.9	91.3	$58.9
Gross profit	30.1	22.8	12.1
Net income	12.9	7.3	15.9

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

        Summarized applicable financial information of our unconsolidated affiliate Huntsman Shanghai Isocyanate Investment BV as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006 is presented below (dollars in millions):

	2007	2006
Current assets	$103.1	$63.0
Noncurrent assets	349.0	365.1
Current liabilities	47.8	36.1
Noncurrent liabilities	265.6	270.5
Revenues	265.9	69.0
Gross profit	20.5	18.6
Net income	8.2	2.1

        Summarized applicable financial information of our unconsolidated affiliates, Louisiana Pigment Company, Polystyrene Australia Pty Ltd. and International Polyurethanes Investments as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 is presented below (dollars in millions):

	2007	2006	2005
Assets	$280.8	$274.2
Liabilities	37.8	37.6
Revenues	272.6	334.1	$299.8
Net income	1.5	—	0.4

8. INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2007			December 31, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$351.4	$226.4	$125.0	$354.5	$204.1	$150.4
Licenses and other agreements	31.7	9.6	22.1	39.4	13.3	26.1
Non-compete agreements	19.5	19.5	—	19.5	19.1	0.4
Other intangibles	32.2	6.1	26.1	14.4	3.7	10.7

Total	$434.8	$261.6	$173.2	$427.8	$240.2	$187.6

        During 2007 and 2006 we reversed certain valuation allowances on deferred tax assets related to prior acquisitions and recorded a corresponding reduction to intangible assets of $2.1 million and $1.1 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS (Continued)

        Amortization expense was $27.2 million, $28.2 million and $27.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, of which $0.6 million, $1.2 million and $1.7 million related to discontinued operations, respectively.

        Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2008	$25.2
2009	25.1
2010	25.0
2011	24.6
2012	19.4

Huntsman International

	December 31, 2007			December 31, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$351.4	$226.4	$125.0	$354.5	$204.2	$150.3
Licenses and other agreements	31.8	9.6	22.2	39.4	13.2	26.2
Non-compete agreements	19.5	19.5	—	19.5	19.1	0.4
Other intangibles	40.0	9.8	30.2	22.3	6.6	15.7

Total	$442.7	$265.3	$177.4	$435.7	$243.1	$192.6

        During 2007 and 2006 Huntsman International reversed certain valuation allowances on deferred tax assets related to prior acquisitions and recorded a corresponding reduction to intangible assets of $2.1 million and $1.1 million, respectively.

        Amortization expense for Huntsman International was $28.0 million, $29.1 million and $28.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, of which $0.6 million, $1.2 million and $1.7 million related to discontinued operations, respectively.

        Huntsman International's estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2008	$26.0
2009	25.8
2010	25.8
2011	25.4
2012	20.2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER NONCURRENT ASSETS

        Other noncurrent assets consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2007	2006
Pension assets	$173.3	$69.4
Debt issuance costs	31.6	34.6
Capitalized turnaround costs	45.3	48.8
Spare parts inventory	70.1	89.9
Catalyst assets	17.5	14.7
Deposits	16.3	17.7
Investment in government securities (restricted as to use)	—	3.5
Other noncurrent assets	102.3	101.1

Total	$456.4	$379.7

Huntsman International

	December 31,
	2007	2006
Pension assets	$173.3	$69.4
Debt issuance costs	31.6	35.0
Capitalized turnaround costs	45.3	48.8
Spare parts inventory	70.1	89.9
Catalyst assets	17.5	14.7
Deposits	16.3	17.7
Other noncurrent assets	102.2	101.1

Total	$456.3	$376.6

        Amortization expense of catalyst assets for the years ended December 31, 2007, 2006 and 2005 was $8.9 million, $7.2 million and $8.7 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2007	2006
Payroll, severance and related costs	$141.7	$120.1
Interest	42.1	50.8
Volume and rebate accruals	89.1	97.0
Income taxes	23.0	74.2
Taxes other than income taxes	78.6	80.4
Restructuring and plant closing costs	75.6	47.0
Environmental accruals	4.6	6.1
Deferred gain on insurance recovery	137.1	93.6
Pension liabilities	10.9	9.8
Other postretirement benefits	13.3	12.4
Deferred reimbursement of Merger-related costs	100.0	—
Self-insured casualty loss reserves	19.2	19.2
Other miscellaneous accruals	150.0	247.0

Total	$885.2	$857.6

Huntsman International

	December 31,
	2007	2006
Payroll, severance and related costs	$141.7	$120.1
Interest	42.1	50.8
Volume and rebate accruals	89.1	97.0
Income taxes	23.0	72.9
Taxes other than income taxes	78.6	80.4
Restructuring and plant closing costs	75.6	47.0
Environmental accruals	4.6	6.1
Deferred gain on insurance recovery	137.1	93.6
Pension liabilities	10.9	9.8
Other postretirement benefits	13.3	12.4
Self-insured casualty loss reserves	19.2	19.2
Other miscellaneous accruals	145.8	232.4

Total	$781.0	$841.7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of December 31, 2007, 2006 and 2005, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2005	122.0	8.4	5.1	17.6	153.1
2005 charges for 2003 initiatives	11.8	—	2.5	0.1	14.4
2005 charges for 2004 initiatives	20.1	0.5	0.6	10.5	31.7
2005 charges for 2005 initiatives	9.8	—	—	0.2	10.0
Reversals of reserves no longer required	(6.1)	(0.1)	(0.8)	(1.2)	(8.2)
Partial reversal of Advanced Materials opening balance sheet liabilities	(3.7)	(0.8)	—	(0.8)	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	(0.4)
2005 payments for 2003 initiatives	(22.1)	(0.2)	(0.2)	(1.0)	(23.5)
2005 payments for 2004 initiatives	(58.6)	(1.7)	(0.4)	(8.9)	(69.6)
2005 payments for 2005 initiatives	(2.1)	—	—	(0.9)	(3.0)
Net activity of discontinued operations	(5.1)	—	—	—	(5.1)
Foreign currency effect on reserve balance	(11.4)	(0.3)	(0.3)	(3.8)	(15.8)

Accrued liabilities as of December 31, 2005	54.2	5.8	6.5	11.8	78.3
Textile Effects opening balance sheet liabilities at June 30, 2006	65.4	1.5	3.4	4.8	75.1
2006 charges for 2003 initiatives	3.0	—	—	0.1	3.1
2006 charges for 2004 initiatives	4.1	0.2	—	0.2	4.5
2006 charges for 2005 initiatives	1.9	—	—	0.2	2.1
2006 charges for 2006 initiatives	2.1	—	—	—	2.1
Reversal of reserves no longer required and liability reclassifications	(8.2)	(2.3)	(0.6)	—	(11.1)
Partial reversal of Advanced Materials opening balance sheet liabilities	(2.9)	—	—	—	(2.9)
2006 payments for 2003 initiatives	(8.6)	—	(0.2)	(0.3)	(9.1)
2006 payments for 2004 initiatives	(17.2)	(2.8)	(0.7)	(0.4)	(21.1)
2006 payments for 2005 initiatives	(7.6)	—	—	(0.9)	(8.5)
2006 payments for 2006 initiatives	(1.4)	—	—	—	(1.4)
Net activity of discontinued operations	(11.9)	(2.4)	—	—	(14.3)
Foreign currency effect on reserve balance	3.5	0.3	0.3	1.2	5.3

Accrued liabilities as of December 31, 2006	76.4	0.3	8.7	16.7	102.1
Adjustment to Textile Effects opening balance sheet liabilities	7.6	13.9	(2.1)	(0.8)	18.6
2007 charges for 2003 initiatives	0.4	—	—	—	0.4
2007 charges for 2004 initiatives	3.8	—	1.0	0.2	5.0
2007 charges for 2005 initiatives	0.2	—	—	—	0.2
2007 charges for 2007 initiatives	1.0	—	—	25.2	26.2
Reversal of reserves no longer required	(3.3)	—	(1.2)	—	(4.5)
2007 payments for 2003 initiatives	(2.9)	—	(0.7)	(0.3)	(3.9)
2007 payments for 2004 initiatives	(5.3)	(0.8)	(0.7)	(0.1)	(6.9)
2007 payments for 2005 initiatives	(2.8)	—	—	—	(2.8)
2007 payments for 2006 initiatives	(17.3)	(1.2)	—	(1.7)	(20.2)
2007 payments for 2007 initiatives	(0.6)	—	—	(25.2)	(25.8)
Net activity of discontinued operations	(1.1)	—	—	—	(1.1)
Reimbursable workforce reduction cost	1.1	—	—	—	1.1
Foreign currency effect on reserve balance	7.6	—	0.1	(0.3)	7.4

Accrued liabilities as of December 31, 2007	$64.8	$12.2	$5.1	$13.7	$95.8

(1)
Liabilities for workforce reductions recorded in connection with business combinations totaling $63.3 million as of December 31, 2007 were accrued in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. Other workforce reductions consist primarily of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

  restructuring programs involving ongoing termination benefit arrangements and restructuring programs involving special termination benefits. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits and with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, respectively. The remaining accrued liabilities related to these charges of $1.5 million represent workforce reductions to be paid by the end of 2011. The total workforce reduction reserves of $64.8 million relate to 600 positions that have not been terminated as of December 31, 2007.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	December 31, 2007	December 31, 2006
2001 initiatives	$1.4	$1.4
2003 initiatives	11.2	15.8
2004 initiatives	9.5	12.2
2005 initiatives	—	1.4
2006 initiatives	70.4	76.2
2007 initiatives	0.8	—
Foreign currency effect on reserve balance	2.5	(4.9)

Total	$95.8	$102.1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Materials and Effects	Performance Products	Pigments	Discontinued Operations	Corporate & Other(1)	Total
Accrued liabilities as of January 1, 2005	19.0	33.0	58.2	22.0	20.9	—	153.1
2005 charges for 2003 initiatives	4.1	0.2	—	10.1	—	—	14.4
2005 charges for 2004 initiatives	4.4	0.3	6.9	18.8	—	1.3	31.7
2005 charges for 2005 initiatives	—	0.4	4.0	2.6	—	3.0	10.0
Reversals of reserves no longer required	(2.1)	(2.9)	(0.4)	(2.8)	—	—	(8.2)
Partial reversal of Advanced Materials opening balance sheet liabilities	—	(5.3)	—	—	—	—	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	—	—	(0.4)
2005 payments for 2003 initiatives	(4.5)	(8.1)	(0.8)	(10.1)	—	—	(23.5)
2005 payments for 2004 initiatives	(6.3)	(7.7)	(33.6)	(20.7)	—	(1.3)	(69.6)
2005 payments for 2005 initiatives	—	(0.6)	(0.1)	(0.9)	—	(1.4)	(3.0)
Net activity of discontinued operations	—	—	—	—	(5.1)	—	(5.1)
Foreign currency effect on reserve balance	(3.3)	(1.5)	(8.6)	(2.4)	—	—	(15.8)

Accrued liabilities as of December 31, 2005	10.9	7.8	25.6	16.6	15.8	1.6	78.3
Textile Effects opening balance sheet liabilities at June 30, 2006	—	75.1	—	—	—	—	75.1
2006 charges for 2003 initiatives	—	0.3	—	2.8	—	—	3.1
2006 charges for 2004 initiatives	0.2	0.2	0.8	3.3	—	—	4.5
2006 charges for 2005 initiatives	—	—	1.3	0.3	—	0.5	2.1
2006 charges for 2006 initiatives	—	2.1	—	—	—	—	2.1
Reversal of reserves no longer required and liability reclassifications	(0.9)	(0.7)	(6.9)	(2.6)	—	—	(11.1)
Partial reversal of Advanced Materials opening balance sheet liabilities	—	(2.9)	—	—	—	—	(2.9)
2006 payments for 2003 initiatives	(2.8)	(1.9)	—	(4.4)	—	—	(9.1)
2006 payments for 2004 initiatives	(1.2)	(0.5)	(11.0)	(8.4)	—	—	(21.1)
2006 payments for 2005 initiatives	(0.4)	(1.1)	(4.3)	(0.8)	—	(1.9)	(8.5)
2006 payments for 2006 initiatives	—	(1.4)	—	—	—	—	(1.4)
Net activity of discontinued operations	—	—	—	—	(14.3)	—	(14.3)
Foreign currency effect on reserve balance	0.8	1.5	1.9	1.1	—	—	5.3

Accrued liabilities as of December 31, 2006	6.6	78.5	7.4	7.9	1.5	0.2	102.1
Adjustment to Textile Effects opening balance sheet liabilities	—	18.6	—	—	—	—	18.6
2007 charges for 2003 initiatives	—	0.1	—	0.3	—	—	0.4
2007 charges for 2004 initiatives	—	—	0.3	4.7	—	—	5.0
2007 charges for 2005 initiatives	—	—	—	0.2	—	—	0.2
2007 charges for 2007 initiatives	—	26.2	—	—	—	—	26.2
Reversal of reserves no longer required	—	(1.7)	—	(2.8)	—	—	(4.5)
2007 payments for 2003 initiatives	(2.1)	(0.4)	—	(1.4)	—	—	(3.9)
2007 payments for 2004 initiatives	(0.3)	—	(4.0)	(2.6)	—	—	(6.9)
2007 payments for 2005 initiatives	(0.2)	(0.3)	(1.9)	(0.2)	—	(0.2)	(2.8)
2007 payments for 2006 initiatives	—	(20.2)	—	—	—	—	(20.2)
2007 payments for 2007 initiatives	—	(25.8)	—	—	—	—	(25.8)
Net activity of discontinued operations	—	—	—	—	(1.1)	—	(1.1)
Reimbursable workforce reduction cost	—	—	—	1.1	—	—	1.1
Foreign currency effect on reserve balance	0.5	6.3	0.2	0.4	—	—	7.4

Accrued liabilities as of December 31, 2007	$4.5	$81.3	$2.0	$7.6	$0.4	$—	$95.8

Current portion of restructuring reserve	$2.1	$66.1	$1.4	$5.6	$0.4	$—	$75.6
Long-term portion of restructuring reserve	2.4	15.2	0.6	2.0	—	—	20.2
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$—	$—	$1.1	$—	$—	$1.1
Estimated additional charges beyond one year	—	—	—	—	—	—	—

(1)
Effective in the fourth quarter of 2007, the results of our former U.S. butadiene and MTBE business were reported in Corporate and other. These results were previously reported in our Base Chemicals segment. All segment information has been reclassified to reflect this transfer.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the years ended December 31, 2007, 2006 and 2005 by initiative are provided below (dollars in millions):

Cash charges:
2005 charges for 2003 initiatives	$14.4
2005 charges for 2004 initiatives	31.7
2005 charges for 2005 initiatives	10.0
Reversals of reserves no longer required	(8.2)
Non-cash charges	58.6

Total 2005 Restructuring, Impairment and Plant Closing Costs	$106.5

Cash charges:
2006 charges for 2003 initiatives	$3.1
2006 charges for 2004 initiatives	4.5
2006 charges for 2005 initiatives	2.1
2006 charges for 2006 initiatives	2.1
Reversal of reserves no longer required	(5.2)
Non-cash charges	8.7

Total 2006 Restructuring, Impairment and Plant Closing Costs	$15.3

Cash charges:
2007 charges for 2003 initiatives	$0.4
2007 charges for 2004 initiatives	5.0
2007 charges for 2005 initiatives	0.2
2007 charges for 2007 initiatives	26.2
Reversal of reserves no longer required	(4.5)
Non-cash charges	14.6

Total 2007 Restructuring, Impairment and Plant Closing Costs	$41.9

2007 RESTRUCTURING ACTIVITIES

        As of December 31, 2007, our Polyurethanes segment restructuring reserve consisted of $4.5 million related to restructuring initiatives at our Rozenburg, Netherlands site (as announced in 2003).

        As of December 31, 2007, our Materials and Effects segment restructuring reserve consisted of $81.3 million primarily relating to opening balance sheet liabilities from the Textile Effects Acquisition. During 2007, our Materials and Effects segment recorded cash charges for 2007 initiatives of $20.3 million related to redundant service contracts and integration costs for information technology services and $4.1 million related to supply chain integration processes.

        As of December 31, 2007, our Performance Products segment reserve consisted of $2.0 million related to various restructuring programs across our European surfactants business.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        As of December 31, 2007, our Pigments segment reserve consisted of $7.6 million related to the reorganization of business support activities following the reduction of our TiO2 production capacity announced in 2004 and workforce reductions in connection with our Huelva, Spain operations.

        During 2007, we recorded a non-cash impairment charge of $13.7 million in Corporate and other related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired. The long-lived assets of our Australian styrenics business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred. Management has evaluated the strategic and operational initiatives related to this business, and based upon the renegotiation of certain raw material supply agreements, has concluded that we will continue the operations of this business.

2006 RESTRUCTURING ACTIVITIES

        As of December 31, 2006, our Polyurethanes segment restructuring reserve consisted of $6.6 million related to restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003).

        As of December 31, 2006, our Materials and Effects segment restructuring reserve consisted of $78.5 million related to opening balance sheet liabilities from the Textile Effects Acquisition, the restructuring programs implemented in association with the Huntsman Advanced Materials Transaction and the realignment and simplification of the commercial and technical organization. During 2006, we recorded $75.1 million of liabilities for workforce reduction, non-cancelable lease termination costs and demolition and decommissioning costs related to the Textile Effects Acquisition. In addition, our Materials and Effects segment reversed $2.9 million of reserves established in connection with the acquisition of our advanced materials business. This reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

        As of December 31, 2006, our Performance Products segment reserve consisted of $7.4 million related to various restructuring programs across our European surfactants business and the realignment of our Jefferson County, Texas operations. During 2006, $5.9 million was reclassified to pension liabilities.

        As of December 31, 2006, our Pigments segment reserve consisted of $7.9 million related to the global workforce reductions announced in 2003, and the reduction of our TiO2 production capacity announced in 2004. The reversal of workforce reduction reserves recorded by our Pigments segment during 2006 relates primarily to the project announced in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K., which was abandoned in connection with the sale of our European base chemicals and polymers business.

        During 2006, we recorded a non-cash impairment charges in Corporate and other of $7.5 million related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired. The long-lived assets in this business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

2005 RESTRUCTURING ACTIVITIES

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

        As of December 31, 2005, our Materials and Effects segment restructuring reserve consisted of $7.8 million related to the restructuring programs implemented in association with the Huntsman Advanced Materials Transaction, the realignment and simplification of the commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. During 2005, we assessed the remaining restructuring reserves established in association with the Huntsman Advanced Materials Transaction and other 2004 initiatives and concluded that $5.3 million and $2.9 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during 2005. The Huntsman Advanced Materials Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The reversal of the workforce reduction reserves for the other 2004 initiatives was recorded as a credit to earnings, and was primarily a result of the redeployment of employees whose positions were originally expected to be terminated in connection with the realignment of the commercial and technical organization.

        As of December 31, 2005, our Performance Products segment reserve consisted of $25.6 million related to various restructuring programs across our European surfactants business, including the closure of substantially all of our Whitehaven, U.K. surfactants facility, and the realignment of our Jefferson County, Texas operations.

        As of December 31, 2005, our Pigments segment reserve consisted of $16.6 million related to the global workforce reductions announced in 2003, the reduction of our TiO2 production capacity announced in 2004, and the announcement in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K. The reversal of workforce reduction reserves recorded by our Pigments segment during 2005 was the result of revisions to original estimates based on newly available information and revisions to the scope and costs of two different ongoing restructuring projects following the combination of the two projects.

        During the third quarter of 2005, we concluded that the long-lived assets of our Australian styrenics business were impaired as a result of disappointing performance and the lack of anticipated strengthening of the styrenics market. Accordingly, we recorded an impairment charge of $48.2 million during 2005 in Corporate and other related to the Australian styrenics assets. The fair value of the Australian styrenics assets was determined based on estimated market prices.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ASSET RETIREMENT OBLIGATIONS

        Upon initial adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, we identified certain legal obligations with indeterminate settlement dates; therefore, the fair value of these obligations could not be reasonably estimated and we did not record a liability. On December 31, 2005, we adopted FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

        Asset retirement obligations consist primarily of landfill capping, closure and post-closure costs and asbestos abatement costs. We are legally required to perform capping and closure and post-closure care on the landfills and asbestos abatement on certain of our premises. In accordance with SFAS No. 143 and FIN 47, for each asset retirement obligation we recognized the estimated fair value of a liability and capitalized the cost as part of the cost basis of the related asset.

        The following table describes changes to our asset retirement obligation liability (dollars in millions):

	2007	2006
Asset retirement obligation at beginning of year	$18.1	$46.6
Liabilities incurred	0.4	0.3
Accretion expense	1.4	1.4
Revisions in timing and estimated cash flows	0.3	(1.4)
Payments	(0.2)	(0.1)
Liabilities relieved(1)	(2.6)	(29.9)
Foreign currency effect on reserve balance	1.1	1.2

Asset retirement obligation at end of year	$18.5	$18.1

    (1)
    Includes liabilities transferred to the buyer in connection with the U.S. Petrochemicals Disposition of $1.3 million in 2007, and liabilities transferred to the buyer in connection with the U.K. Petrochemical Disposition of $29.9 million in 2006.

        The cumulative effect of adopting FIN 47 resulted in an after-tax charge to earnings of $31.7 million (net of income taxes of $4.8 million), or $0.14 diluted loss per share for the year ended December 31, 2005. The pro forma effects of the application of FIN 47 as if the statement had been

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ASSET RETIREMENT OBLIGATIONS (Continued)

adopted on January 1, 2005 (instead of on December 31, 2005) are presented below (pro forma amounts assuming the accounting change is applied retroactively, net of tax) (dollars in millions):

Huntsman Corporation

Year Ended December 31, 2005
(pro forma)
Loss from continuing operations, as reported	$(130.5)
Pro forma adjustments:
Depreciation expense	(0.1)
Accretion expense	(0.8)

Loss from continuing operations	$(131.4)

Basic loss from continuing operations, per share	$(0.79)
Diluted loss from continuing operations, per share	$(0.79)

Huntsman International

Year Ended December 31, 2005
(pro forma)
Income from continuing operations, as reported	$41.8
Pro forma adjustments:
Depreciation expense	(0.1)
Accretion expense	(0.8)

Income from continuing operations	$40.9

13. OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2007	2006
Pension liabilities	$286.8	$536.7
Other postretirement benefits	133.9	162.2
Environmental accruals	2.6	7.6
Restructuring and plant closing costs	20.2	55.1
Asset retirement obligation	17.6	17.9
Other noncurrent liabilities	216.7	173.0

Total	$677.8	$952.5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER NONCURRENT LIABILITIES (Continued)

Huntsman International

	December 31,
	2007	2006
Pension liabilities	$286.8	$536.7
Other postretirement benefits	133.9	162.2
Environmental accruals	2.6	7.6
Restructuring and plant closing costs	20.2	55.1
Asset retirement obligation	17.6	17.9
Other noncurrent liabilities	215.7	169.3

Total	$676.8	$948.8

14. DEBT

        Outstanding debt consisted of the following (dollars in millions):

	December 31,
	2007	2006
Senior Credit Facilities:
Revolving Facility	$—	$—
Term Loans	1,540.0	1,711.2
Secured Notes	294.4	294.0
Senior Notes	198.0	198.0
Subordinated Notes	1,310.5	1,228.3
Australian Credit Facilities	50.0	61.4
HPS (China) debt	106.8	90.3
Other	69.1	62.1

Total debt	$3,568.8	$3,645.3

Current portion	$68.5	$187.9
Long-term portion	3,500.3	3,457.4

Total debt	$3,568.8	$3,645.3

SUBSIDIARY DEBT

        With the exception of our guarantees of certain debt of HPS and SLIC, our Chinese MDI joint ventures, and certain indebtedness incurred from time to time to finance certain insurance premiums, we have no direct debt or guarantee obligations. Substantially all of our debt has been incurred by our subsidiaries (primarily Huntsman International); such debt is non-recourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Senior Credit Facilities

        As of December 31, 2007, our Senior Credit Facilities consisted of our (i) $650 million Revolving Facility and (ii) $1,540.0 million Dollar Term Loan. As of December 31, 2007, there were no borrowings outstanding under the Revolving Facility, and we had $36.2 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility. The Revolving Facility matures in 2010 and the Dollar Term Loan matures in 2014; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loan will accelerate if we do not repay all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        At the present time, borrowings under the Revolving Facility and the Dollar Term Loan bear interest at LIBOR plus 1.75%. However, the applicable interest rate of the Dollar Term Loan is subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds. The agreements governing our Senior Credit Facilities contain one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. In addition the applicable agreements provide for customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contain other customary default provisions.

        As of December 31, 2007, the weighted average interest rate on the Senior Credit Facilities was approximately 6.6%. Our obligations under the Senior Credit Facilities are guaranteed by our guarantor subsidiaries, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien (generally shared with the holders of the 2010 Secured Notes) on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between various of our subsidiaries.

        On November 14, 2007, in connection with the U.S. Base Chemicals Disposition, we used a portion of the proceeds to make a repayment of $100 million on the Dollar Term Loan. Substantially all of the remaining proceeds were used to repay borrowings under the Revolving Facility and reduce amounts under the A/R Securitization Program.

        On April 19, 2007, we entered into an amendment to our Senior Credit Facilities. Pursuant to this amendment, the maturity of the Dollar Term Loan was extended to April 2014 and the loan amount was increased to $1,640.0 million. We used the increased amount to repay, in full, our previously outstanding Euro Term Loan.

        On January 16, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our term loan B facility ($70.8 million on the Dollar Term Loan and €3.25 million on the Euro Term Loan) with available liquidity.

        On June 30, 2006, we entered into an amendment to our Senior Credit Facilities to provide for an additional $100 million of borrowings under the Dollar Term Loan. We borrowed the additional amounts in July 2006 and used the proceeds to redeem all of our $100 million outstanding senior floating rate notes due 2011 at a call price of 104.0% of the aggregate principal amount thereof. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

June 30, 2006 amendment also modified certain other provisions in our Senior Credit Facilities, including certain financial covenants. During 2006, we made several voluntary repayments under our Senior Credit Facilities from available liquidity, including payments of $50 million in April 2006 and $50 million in August 2006.

Secured Notes

        As of December 31, 2007, Huntsman International had outstanding $296.0 million aggregate principal amount ($294.4 million book value and $455.4 million original aggregate principal amount) under its 11.625% senior secured notes due 2010. The 2010 Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount plus accrued interest, declining ratably to par on and after October 15, 2009. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year. The 2010 Secured Notes are secured by a first priority lien on all collateral securing the Senior Credit Facilities as described above (other than capital stock of Huntsman International's first-tier foreign subsidiaries), shared equally with the lenders on the Senior Credit Facilities, subject to certain intercreditor arrangements. The 2010 Secured Notes contain covenants relating to the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2010 Secured Notes also contain provisions requiring us to offer to repurchase the notes upon a change of control.

Senior Notes

        As of December 31, 2007, Huntsman International had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% senior notes due 2012. Interest on the 2012 Senior Notes is payable semiannually in January and July of each year. The 2012 Senior Notes are redeemable after July 15, 2008 at 105.75% of the principal amount plus accrued interest, declining ratably to par on and after July 15, 2010.

        The 2012 Senior Notes are unsecured obligations. The indentures governing Huntsman International's 2012 Senior Notes contain covenants, among other things, relating to the incurrence of debt and limitations on distributions and certain restricted payments, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2012 Senior Notes contain provisions requiring us to offer to repurchase the notes upon a change of control.

        On July 13, 2006, we entered into a transaction to repurchase $37.5 million of the 2009 Senior Notes at a price of approximately 105% of the aggregate principal amount plus accrued interest. In addition, on August 14, 2006 and on September 20, 2006, we completed redemptions of $62.5 million and $100.0 million, respectively, of the 2009 Senior Notes at a call price of 104.937% of the aggregate principal amount plus accrued interest. On December 29, 2006, we used a portion of the net proceeds from the U.K. Petrochemicals Disposition to legally defease the remaining outstanding $250 million of our 2009 Senior Notes. The notes were redeemed on March 1, 2007 at a price of 102.468% of the aggregate principal amount plus accrued interest.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

        In accordance with an amendment to our Senior Credit Facilities, on July 14, 2006, we borrowed an additional $100 million under the Dollar Term Loan and on July 24, 2006 redeemed in full our senior floating rate notes due 2011 at 104.0% of the principal amount plus accrued interest.

Subordinated Notes

        As of December 31, 2007, we had outstanding $175.0 million 7.375% senior subordinated notes due 2015 and €135.0 million ($197.6 million) 7.5% senior subordinated notes due 2015. The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount plus accrued interest, declining ratably to par on and after January 1, 2013.

        As of December 31, 2007, we had outstanding €400.0 million (approximately $585.5 million) 6.875% senior subordinated notes due 2013 and $347.0 million aggregate principal amount ($352.4 million book value) 7.875% senior subordinated notes due 2014. The 2013 Subordinated Notes are redeemable on or after November 15, 2009 at 105.156% of the principal amount plus accrued interest, declining ratably to par on and after November 15, 2012. The 2014 Subordinated Notes are redeemable on or after November 15, 2010 at 103.938% of the principal amount plus accrued interest, declining ratably to par on and after November 15, 2012.

        Interest on the 2015 Subordinated Notes is payable semiannually in January and July of each year. Interest on the 2013 Subordinated Notes and the 2014 Subordinated Notes is payable semiannually in November and May of each year. All of our subordinated notes are unsecured. The indentures governing our subordinated notes contain covenants relating, among other things, to the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions. Our subordinated notes are guaranteed by the Guarantors. The indentures also contain provisions requiring us to offer to repurchase the notes upon a change of control.

        In February 2007, we closed on a direct private placement of $147.0 million (included within the total outstanding principal amount of $347.0 million of 2014 Subordinated Notes) in aggregate principal amount of the 2014 Subordinated Notes. These notes were issued at a premium of 104% of principal amount for a yield of 7.01%. We used the net proceeds of $151.7 million to redeem all (approximately €114 million) of our remaining outstanding euro denominated 10.125% senior subordinated notes due 2009, which were called for redemption on March 27, 2007 at a call price of 101.688% plus accrued interest.

        On November 13, 2006, we completed the offering of subordinated notes consisting of €400 million (approximately $508 million on or about the offering date) 6.875% 2013 Subordinated Notes and $200 million, 7.875% 2014 Subordinated Notes. We used the net proceeds of approximately $699 million to redeem all ($366.1 million) of our outstanding U.S. dollar-denominated 10.125% subordinated notes and a portion (€258.0 million) of our outstanding euro-denominated 10.125% 2009 subordinated notes. The call price of the 2009 subordinated notes was 101.688% of the principal amount plus accrued interest.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Other Debt

        We maintain a $25.0 million multicurrency European Overdraft Facility used for the working capital needs for our European subsidiaries. As of December 31, 2007 and December 31, 2006, we had $15.0 million and nil U.S. dollar equivalents, respectively, in borrowings outstanding under the European Overdraft Facility. We also maintain other foreign overdraft facilities used for working capital needs.

        In January 2003, Huntsman International entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, operates three plants that manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is an unconsolidated affiliate. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, operates a plant that manufactures pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate. HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans. As of December 31, 2007, HPS had $27.1 million outstanding in U.S. dollar borrowings and 582.3 million in RMB borrowings ($79.7 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2007, the interest rate was approximately 5.3% for U.S. dollar borrowings and 6.7% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments (which began on June 30, 2007). We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS commenced operations during 2006.

        Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$57.1 million ($50.0 million) as of December 31, 2007 ($3.9 million of which is classified as current portion of long term debt). These facilities are non-recourse to Huntsman International and bear interest at the Australian index rate plus a margin of 2.4%. As of December 31, 2007, the interest rate for these facilities was 9.7%. The Australian credit facilities mature in May 2010.

        On May 29, 2007, we amended the Australian Credit Facilities. The amendment, among other things, amended the interest rate of the Australian Credit Facilities to be the Australian index rate plus a margin of 2.4%, and the maturity was extended for three years to May 29, 2010.

        We finance certain insurance premiums and, as of December 31, 2007 and 2006, we had outstanding notes payable in the amount of $26.6 million and $36.8 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

MATURITIES

        The scheduled maturities of our debt by year as of December 31, 2007 are as follows (dollars in millions):

Year ending December 31:
2008	$68.5
2009	41.8
2010	386.5
2011	30.3
2012	226.7
Thereafter	2,815.0

$3,568.8

        We also have lease obligations accounted for as capital leases which are included in other long-term debt. The scheduled maturities of our commitments under capital leases are as follows (dollars in millions):

Year ending December 31:
2008	$2.8
2009	3.0
2010	1.9
2011	0.1
2012	—

Total minimum payments	7.8
Less: Amounts representing interest	(1.1)

Present value of minimum lease payments	6.7
Less: Current portion of capital leases	(2.2)

Long-term portion of capital leases	$4.5

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

        All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. We perform effectiveness assessments in order to use hedge

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive (loss) income.

INTEREST RATE HEDGING

        Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities, as well as entering into interest rate derivative instruments.

        From time to time, we may purchase interest rate swaps and/or interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceed a certain rate, and require us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings are less than a certain rate.

        Interest rate contracts are recorded as a component of other non-current liabilities as of December 31, 2007 and 2006. The effective portion of the changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, with any ineffectiveness recorded in interest expense.

        As of December 31, 2007 and 2006, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	2007	2006
Notional amount	$14.1	$75.0
Fair value:
Cash flow hedges	—	0.4
Non-designated derivatives	—	0.3
Maturity	2010	2007-2010

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        For the year ended December 31, 2007 and 2006, the changes in accumulated other comprehensive (loss) income associated with cash flow hedging activities is indicated below:

	2007	2006
Balance at January 1	$0.1	$2.1
Current period change in fair value	0.3	(0.4)
Reclassifications to earnings	(0.4)	(1.6)

Balance at December 31	$—	$0.1

        On July 2, 2007, an interest rate contract with a notional amount of $60.0 million pursuant to which we had swapped LIBOR interest for a fixed rate of 4.315% matured.

        During the next twelve months ending December 31, 2008, interest expense of approximately nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATES

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various global currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of and for the years ended December 31, 2007 and 2006, the fair value and unrealized gains (losses) of outstanding foreign currency rate hedging contracts were not significant. Our A/R Securitization Program in certain circumstances requires that we enter into forward foreign currency hedges intended to hedge currency exposures. As of December 31, 2007 and 2006, we had no forward currency hedges outstanding under our A/R Securitization Program.

        In conjunction with the redemption of our remaining 10.125% euro-denominated subordinated notes due 2009 in the first quarter of 2007 discussed in "Note 14. Debt," and in an effort to maintain approximately the same amount of euro-denominated debt exposure, on March 27, 2007, we entered into a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and we will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of December 31, 2007, the fair value of this swap was an unrealized loss of $17.7 million and was recorded in other noncurrent liabilities in our

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

consolidated balance sheet. We recorded an unrealized foreign currency loss on this swap of $16.6 million in our consolidated statements of operations for the year ended December 31, 2007.

        In conjunction with an amendment to our Senior Credit Facilities discussed in "Note 14. Debt," and in an effort to maintain approximately the same amount of euro-denominated debt exposure, on April 19, 2007, we entered into a cross currency interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and we will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of December 31, 2007, the fair value of this swap was an unrealized loss of $8.4 million and was recorded in other noncurrent liabilities in our consolidated balance sheet. We recorded an unrealized foreign currency loss on this swap of $8.0 million in other comprehensive income for the year ended December 31, 2007.

        On July 12, 2007, we unwound a cross currency interest rate swap pursuant to which we had swapped $31.3 million of 11.0% fixed rate debt for €25.0 million of 9.4% fixed rate debt. The swap was not designated as a hedge for financial reporting purposes. We recorded an unrealized foreign currency loss on this swap of $1.6 million in our consolidated statements of operations for the year ended December 31, 2007.

        A significant portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future ("Permanent Loans") and the designation of certain debt and swaps as net investment hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as Permanent Loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of December 31, 2007, we have designated approximately €381 million of euro-denominated debt and swaps as hedges of our net investments. As of December 31, 2007, we had approximately €1,073.3 million in net euro assets.

COMMODITY PRICES

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for many of our finished products are at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. Consequently, we do not generally hedge our commodity exposures.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SECURITIZATION OF ACCOUNTS RECEIVABLE

        Under our A/R Securitization Program, we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity at a discount. This undivided interest serves as security for the issuance by the Receivables Trust of commercial paper. The A/R Securitization Program currently provides for financing through a commercial paper conduit program (in both U.S. dollars and euros). On April 18, 2006, we completed an amendment and expansion of our A/R Securitization Program and added certain additional U.S. subsidiaries as additional receivables originators under the A/R Securitization Program. Following this amendment, the A/R Securitization Program consists of a commercial paper conduit program with a committed amount of approximately $500 million U.S. dollar equivalents. The A/R Securitization Program matures on April 1, 2009. On June 29, 2007, we amended certain agreements governing the A/R Securitization Program to provide for, among other things, interest costs to the Receivables Trust of LIBOR and/or EURIBOR, as applicable, plus 55 basis points per annum based upon a pricing grid (which is dependent upon our credit rating). Transfers of accounts receivable to the Receivables Trust are accounted for as sales.

        As of December 31, 2007, the Receivables Trust had $427.5 million in U.S. dollar equivalents in commercial paper outstanding (consisting of $164 million and approximately €180 million ($263.5 million)), and held $41.9 million of cash collateral that was used subsequent to year-end to redeem outstanding commercial paper. The weighted-average interest rate on the commercial paper was approximately 5.8% as of December 31, 2007. During the year ended December 31, 2007 and in conjunction with the U.S. Petrochemicals Disposition, we reduced receivables under the A/R Securitization Program which has resulted in permanent reduced capacity under the A/R Securitization Program. As of December 31, 2006, the Receivables Trust had approximately $220 million and approximately €170 million ($223 million) in commercial paper outstanding.

        As of December 31, 2007 and 2006, our retained interest in receivables (including servicing assets) subject to the program was approximately $136 million and $158 million, respectively. The value of the retained interest is subject to credit and interest rate risk. For the years ended December 31, 2007, 2006 and 2005, new sales of accounts receivable under the program totaled approximately $5,466 million, $7,492 million and $5,585 million, respectively, and cash collections from receivables under the program that were reinvested totaled approximately $5,580 million, $7,395 million and $5,589 million, respectively. Servicing fees received during the years ended December 31, 2007, 2006 and 2005 were approximately $7 million, $8 million and $6 million, respectively.

        We incur losses on the A/R Securitization Program for the discount on receivables under the program and fees and expenses associated with the program. For the years ended December 31, 2007, 2006 and 2005, losses on the A/R Securitization Program were $27.2 million, $18.6 million and $10.7 million, respectively, of which $6.8 million, $5.9 million and $1.7 million related to discontinued operations, respectively. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on the A/R Securitization Program were nil for the years ended December 31, 2007, 2006 and 2005. As of each of December 31, 2007 and 2006, there were no open forward currency contracts.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SECURITIZATION OF ACCOUNTS RECEIVABLE (Continued)

        The key economic assumptions used in valuing the residual interest are presented below:

December 31,
	2007	2006
Weighted average life (in days)	38-43	35-40
Credit losses (annual rate)	Less than 1%	Less than 1%
Discount rate (weighted average life)	Less than 1%	Less than 1%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2007 and 2006 were $19.7 million and $24.7 million, respectively.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Non-qualifed employee benefit plan investments	$13.4	$13.4	$11.1	$11.1
Government securities	3.6	3.6	17.6	17.6
Long-term debt (including current portion)	3,568.8	3,637.4	3,645.3	3,714.9

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007, and current estimates of fair value may differ significantly from the amounts presented herein.

18. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS

        Our employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all of our full-time U.S. employees. Effective July 1, 2004, the Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts. For participating employees, benefits accrued under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The conversion to the cash balance plan did not have a significant impact on the accrued benefit liability, the funded status or ongoing pension expense.

        We sponsor defined benefit plans in a number of countries outside of the U.S. The availability of these plans, and their specific design provisions, are consistent with local competitive practices and regulations.

        We also sponsor two unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits.

        In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit, net of tax of $1.9 million, of $4.0 million ($0.02 decrease in loss per share) for us and a cumulative effect of a change in accounting principle credit, net of tax of $1.5 million, of $4.2 million for Huntsman International recorded in the year ended December 31, 2005.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires us to recognize the overfunded or underfunded status of our defined benefit postretirement plan(s) (other than multiemployer plans) as an asset or liability in our statement of financial position and to recognize changes in the unrecognized actuarial gains/losses, transition obligation and prior service credit in the year in which the changes occur through comprehensive income. In addition, effective for fiscal years ending after December 15, 2008, SFAS No. 158 requires us to measure the funded status of a plan as of the date of its year-end statement of financial position. As of the end of 2008, we will be required to measure the funded status of our plans as of December 31.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

	U.S.		Non-U.S.
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$4.9	$1.5	$(0.7)	$0.1
Prior service credit	(4.5)	(2.3)	(1.2)	—
Transition obligation	0.7	—	0.7	—

Total	$1.1	$(0.8)	$(1.2)	$0.1

Huntsman International

	U.S.		Non-U.S.
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$5.2	$1.5	$5.1	$0.1
Prior service credit	(4.5)	(2.3)	(1.2)	—
Transition obligation	0.7	—	0.7	—

Total	$1.4	$(0.8)	$4.6	$0.1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 2007 and 2006 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2007		2006		2007		2006
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$663.2	$2,585.1	$625.5	$1,941.2	$171.1	$4.5	$155.9	$4.8
Service cost	29.9	50.0	34.1	53.2	4.0	—	4.3	—
Interest cost	39.6	112.8	37.5	98.0	8.7	0.2	8.7	0.2
Participant contributions	—	12.6	—	8.7	—	—	—	—
Plan amendments	0.1	(2.9)	1.0	2.6	—	—	0.1	—
Divestitures/acquisitions	—	(4.4)	(15.9)	313.1	—	—	4.0	—
Exchange rate changes	—	143.7	—	247.3	—	0.8	—	—
Settlements/transfers	—	(339.4)	—	(1.4)	—	—	—	—
Other	3.6	(1.4)	2.0	(1.5)	—	—	—	—
Curtailments	(1.0)	0.2	—	(123.0)	(9.3)	—	—	—
Special termination benefits	—	0.3	—	2.6	0.3	—	—	—
Actuarial (gain)/loss	(16.8)	(214.5)	24.7	120.2	(17.2)	(0.1)	9.5	(0.1)
Benefits paid	(58.5)	(84.6)	(45.7)	(75.9)	(14.1)	(0.5)	(11.4)	(0.4)

Benefit obligation at end of year	$660.1	$2,257.5	$663.2	$2,585.1	$143.5	$4.9	$171.1	$4.5

Change in plan assets
Fair value of plan assets at beginning of year	$489.8	$2,271.2	$416.9	$1,626.3	$—	$—	$—	$—
Actual return on plan assets	29.1	142.8	60.5	202.2	—	—	—	—
Exchange rate changes	—	136.4	—	211.5	—	—	—	—
Divestitures/acquisitions	—	—	—	245.2	—	—	—	—
Participant contributions	—	12.6	—	8.7	—	—	—	—
Other	—	(1.6)	—	(0.9)	—	—	—	—
Administrative expenses	—	—	—	(1.1)	—	—	—	—
Company contributions	58.7	93.1	58.1	57.5	14.1	0.5	11.4	0.4
Settlements/transfers	—	(339.5)	—	(2.3)	—	—	—	—
Benefits paid	(58.5)	(84.6)	(45.7)	(75.9)	(14.1)	(0.5)	(11.4)	(0.4)

Fair value of plan assets at end of year	$519.1	$2,230.4	$489.8	$2,271.2	$—	$—	$—	$—

Funded status
Fair value of plan assets	$519.1	$2,230.4	$489.8	$2,271.2	$—	$—	$—	$—
Benefit obligation	660.1	2,257.5	663.2	2,585.1	143.5	4.9	171.1	4.5

Funded status	(141.0)	(27.1)	(173.4)	(313.9)	(143.5)	(4.9)	(171.1)	(4.5)
Contributions paid December 1 through December 31	8.3	35.4	3.9	6.3	1.2	—	0.9	0.1

Accrued benefit cost	$(132.7)	$8.3	$(169.5)	$(307.6)	$(142.3)	$(4.9)	$(170.2)	$(4.4)

Amounts recognized in balance sheet:
Noncurrent asset	$2.0	$171.3	$1.7	$67.7	$—	$—	$—	$—
Current liability	(5.0)	(5.9)	(4.7)	(5.1)	(12.8)	(0.5)	(12.0)	(0.4)
Noncurrent liability	(129.7)	(157.1)	(166.5)	(370.2)	(129.5)	(4.4)	(158.2)	(4.0)

	$(132.7)	$8.3	$(169.5)	$(307.6)	$(142.3)	$(4.9)	$(170.2)	$(4.4)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman Corporation
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$111.8	$76.0	$128.0	$285.2	$32.7	$0.9	$61.4	$1.1
Prior service cost	(40.5)	(4.6)	(62.7)	(2.9)	(17.3)	—	(23.5)	—
Transition obligation	1.5	1.4	2.6	2.1	—	0.2	—	0.2

	$72.8	$72.8	$67.9	$284.4	$15.4	$1.1	$37.9	$1.3

Huntsman International
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$115.2	$171.5	$131.7	$395.7	$32.7	$0.9	$61.4	$1.1
Prior service cost	(40.5)	(4.6)	(62.7)	(2.9)	(17.3)	—	(23.5)	—
Transition obligation	1.5	1.4	2.6	2.1	—	0.2	—	0.2

	$76.2	$168.3	$71.6	$394.9	$15.4	$1.1	$37.9	$1.3

        Components of the net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2007	2006	2005	2007	2006	2005
Service cost	$29.8	$34.1	$30.6	$50.0	$53.2	$48.3
Interest cost	39.6	37.5	35.9	112.8	98.0	90.3
Expected return on assets	(40.0)	(34.4)	(31.0)	(158.1)	(125.3)	(105.8)
Amortization of transition obligation	1.1	1.2	1.1	0.7	0.7	0.7
Amortization of prior service cost	(5.5)	(5.6)	(4.0)	(1.2)	(1.0)	(1.2)
Amortization of actuarial (gain)/loss	6.8	8.7	7.4	7.4	10.8	15.4
Curtailment gain	(14.2)	—	—	—	(18.2)	(1.2)
Settlement (gain) loss	—	—	—	(5.1)	0.8	1.3
Special termination benefits	—	—	—	0.3	2.1	11.4

Net periodic benefit cost	17.6	41.5	40.0	6.8	21.1	59.2
Amounts related to discontinued operations	10.8	(7.3)	(5.6)	11.3	(1.9)	(21.0)

Net periodic benefit cost from continuing operations	$28.4	$34.2	$34.4	$18.1	$19.2	$38.2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2007	2006	2005	2007	2006	2005
Service cost	$4.0	$4.3	$4.1	$—	$—	$—
Interest cost	8.8	8.7	9.3	0.2	0.2	0.2
Amortization of prior service cost	(2.6)	(3.0)	(2.4)	—	—	—
Amortization of actuarial (gain)/loss	2.1	3.1	3.3	0.1	0.1	0.1
Acquisitions/divestitures	—	—	—	—	0.1	—
Curtailment gain	(3.6)	—	—	—	—	—
Special termination benefits	0.3	—	—	—	—	—

Net periodic benefit cost	9.0	13.1	14.3	0.3	0.4	0.3
Amounts related to discontinued operations	0.9	(2.4)	(2.7)	—	—	—

Net periodic benefit cost from continuing operations	$9.9	$10.7	$11.6	$0.3	$0.4	$0.3

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2007	2006	2005	2007	2006	2005
Service cost	$29.8	$34.1	$30.6	$50.0	$53.2	$48.3
Interest cost	39.6	37.5	35.9	112.8	98.0	90.3
Expected return on assets	(40.0)	(34.4)	(31.0)	(158.1)	(125.3)	(105.8)
Amortization of transition obligation	1.1	1.2	1.1	0.7	0.7	0.7
Amortization of prior service cost	(5.5)	(5.6)	(4.0)	(1.2)	(1.0)	(1.2)
Amortization of actuarial (gain)/loss	7.1	9.5	7.4	14.0	20.4	24.0
Curtailment gain	(14.2)	—	—	—	—	(1.2)
Settlement loss	—	—	—	5.8	0.8	1.3
Special termination benefits	—	—	—	0.3	2.1	11.4

Net periodic benefit cost	17.9	42.3	40.0	24.3	48.9	67.8
Amounts related to discontinued operations	10.8	(7.3)	(5.6)	0.3	(18.8)	(21.0)

Net periodic benefit cost from continuing operations	$28.7	$35.0	$34.4	$24.6	$30.1	$46.8

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2007	2006	2005	2007	2006	2005
Service cost	$4.0	$4.3	$4.1	$—	$—	$—
Interest cost	8.8	8.7	9.3	0.2	0.2	0.2
Amortization of prior service cost	(2.6)	(3.0)	(2.4)	—	—	—
Amortization of actuarial (gain)/loss	2.1	3.1	3.3	0.1	0.1	0.1
Curtailment gain	(3.6)	—	—	—	—	—
Special termination benefits	0.3	—	—	—	—	—

Net periodic benefit cost	$9.0	$13.1	$14.3	$0.3	$0.3	$0.3
Amounts related to discontinued operations	0.9	(2.4)	(2.7)	—	—	—

Net periodic benefit cost from continuing operations	$9.9	$10.7	$11.6	$0.3	$0.3	$0.3

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2007	2006	2005	2007	2006	2005
Projected benefit obligation:
Discount rate	6.21%	5.67%	5.75%	5.09%	4.39%	4.61%
Rate of compensation increase	3.89%	3.89%	3.90%	3.24%	3.22%	3.33%
Net periodic pension cost:
Discount rate	5.67%	5.75%	5.75%	4.39%	4.61%	4.85%
Rate of compensation increase	3.89%	3.90%	4.00%	3.22%	3.33%	3.65%
Expected return on plan assets	8.25%	8.25%	8.25%	6.75%	6.89%	7.06%

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2007	2006	2005	2007	2006	2005
Projected benefit obligation:
Discount rate	6.05%	5.63%	5.71%	5.25%	5.00%	5.00%
Net periodic pension cost:
Discount rate	5.63%	5.71%	5.75%	5.00%	5.00%	5.77%

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets were as follows (dollars in millions):

	U.S. plans		Non U.S. plans
	2007	2006	2007	2006
Projected benefit obligation at the measurement date	$642.1	$649.6	$1,198.0	$2,035.7
Fair value of plan assets at the measurement date	499.1	474.5	1,026.5	1,654.9

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at the measurement date were as follows (dollars in millions):

	U.S. plans		Non U.S. plans
	2007	2006	2007	2006
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$642.1	$645.8	$171.9	$1,982.6
Accumulated benefit obligation	617.0	621.2	152.4	1,832.2
Fair value of plan assets	499.1	470.8	30.9	1,609.2

        Expected future contributions and benefit payments are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
2008 expected employer contributions:
To plan trusts	$62.3	$12.8	$59.0	$0.5
Expected benefit payments:
2008	54.0	12.8	102.3	0.5
2009	40.8	13.1	93.0	0.5
2010	41.7	13.1	97.6	0.5
2011	44.7	13.3	100.7	0.5
2012	47.5	12.7	108.5	0.6
2013-2017	282.7	60.4	520.0	2.8

        In 2007 and 2006, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 9% and 10%, respectively, decreasing to 5% after 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

plans. A one-percent-point change in assumed health care cost trend rates would have the following effects (dollars in millions):

Asset category	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost	$1.4	$(1.8)
Effect on postretirement benefit obligation	$5.0	$(5.6)

        The asset allocation for our pension plans at December 31, 2007 and the target allocation for 2008, by asset category, follows. The fair value of plan assets for these plans was $2,749.5 million at December 31, 2007. Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long term rate of return on these assets is estimated to be between 6.75% and 8.25%.

Asset category	Target Allocation 2008	Allocation at December 31, 2007	Allocation at December 31, 2006
U.S. pension plans:
Large Cap Equities	30%	29%	29%
Small/Mid Cap Equities	15%	17%	17%
International Equities	20%	19%	18%
Fixed Income	20%	20%	18%
Real Estate/Other	15%	13%	15%
Cash	0%	2%	3%

Total U.S. pension plans	100%	100%	100%

Non-U.S pension plans:
Equities	51%	53%	58%
Fixed Income	43%	41%	37%
Real estate	5%	5%	4%
Cash	1%	1%	1%

Total non-U.S. pension plans	100%	100%	100%

        Our pension plans did not include any equity securities of our Company or our affiliates at the end of 2007.

        Our pension plan assets are managed by outside investment managers; assets are rebalanced based upon market opportunities and the consideration of transactions costs. Our strategy with respect to pension assets is to pursue an investment plan that, over the long term is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets, and not threaten the plan's ability to meet currently committed obligations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

DEFINED CONTRIBUTION PLANS

        We have a money purchase pension plan covering substantially all of our domestic employees who have completed at least two years of service. Employer contributions are made based on a percentage of employees' earnings (ranging up to 8%).

        We also have a salary deferral plan covering substantially all domestic employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute an amount equal to one-half of the participant's contribution, not to exceed 2% of the participant's compensation.

        Coincident with the introduction of the cash balance formula within our defined benefit pension plan, the money purchase pension plan was closed to new hires. At the same time, the company match in the salary deferral plan was increased, for new hires, to a 100% match, not to exceed 4% of the participant's compensation, once the participant has achieved six years of service with the Company.

        Our total combined expense for the above defined contribution plans for the years ended December 31, 2007, 2006 and 2005 was $16.1 million, $15.2 million and $15.9 million, respectively of which $4.1 million, $4.1 million, $3.6 million related to discontinued operations, respectively.

SUPPLEMENTAL SALARY DEFERRAL PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        The Huntsman Supplemental Savings Plan ("SSP") is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year. The SSP was amended and restated effective as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986 ("Section 409A").

        The Huntsman Supplemental Executive Retirement Plan (the "SERP") is an unfunded nonqualified pension plan established to provide certain executive employees with benefits that could not be provided, due to legal limitations, under the Huntsman Defined Benefit Pension Plan, a qualified defined benefit pension plan, and the Huntsman Money Purchase Pension Plan, a qualified money purchase pension plan. On December 23, 2005, the SERP was amended and restated for four purposes: (1) to transfer certain liabilities related to benefits for eligible executive employees to the newly-established Huntsman Supplemental Executive MPP Plan (the "SEMPP"), (2) to reflect a change in the benefit formula in the Huntsman Defined Benefit Pension Plan, (3) to provide for the merger of the Polyurethanes Executive Pension Plan and the Polyurethanes Excess Benefit Plan (each an unfunded nonqualified pension plan) into the SERP, and (4) to allow eligible executive employees to comply with Section 409A. The effective date of the amendment and restatement of the SERP with respect to items (1)—(3) is July 1, 2004 because each of these items relates to the amendment of the Huntsman Defined Benefit Pension Plan which was effective on such date. The effective date of the amendment and restatement of the SERP with respect to item (4) is January 1, 2005 in accordance with Section 409A.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        Assets of these plans are included in other assets and at December 31, 2007 and 2006 were $13.4 million and $11.1 million, respectively. During the year ended December 31, 2007, 2006 and 2005, we expensed $0.6 million, $0.6 million and $0.5 million for the SSP and the SERP.

STOCK-BASED INCENTIVE PLAN

        In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, phantom stock, performance awards and other stock-based awards ("Awards") to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 21,590,909 shares of common stock may be delivered pursuant to the Awards under the Stock Incentive Plan. See "Note 25. Stock-Based Compensation Plans."

INTERNATIONAL PLANS

        International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

19. INCOME TAXES

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes from continuing operations (dollars in millions):

Huntsman Corporation

	For the Year ended December 31,
	2007	2006	2005
Income tax benefit (expense):
U.S.
Current	$1.1	$15.4	$(1.5)
Deferred	(15.7)	5.7	79.3
Non-U.S.
Current	(52.9)	(48.8)	(25.1)
Deferred	79.6	78.0	14.3

Total	$12.1	$50.3	$67.0

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

Huntsman International

	For the Year ended December 31,
	2007	2006	2005
Income tax benefit (expense):
U.S.
Current	$1.2	$15.5	$(1.5)
Deferred	(63.4)	4.0	78.9
Non-U.S.
Current	(52.9)	(48.7)	(25.1)
Deferred	74.3	60.5	14.1

Total	$(40.8)	$31.3	$66.4

        The following schedule reconciles the differences between the United States federal income taxes at the United States statutory rate to our (provision) benefit for income taxes (dollars in millions):

Huntsman Corporation

	For the Year ended December 31,
	2007	2006	2005
Income (loss) from continuing operations before income tax, minority interests, and accounting changes	$30.2	$259.4	$(195.8)

Expected tax (expense) benefit at U.S. statutory rate of 35%	$(10.6)	$(90.8)	$68.5
Change resulting from:
State benefit net of federal benefit	3.2	1.5	7.2
Effects of non-U.S. operations and tax rate differential	(11.3)	(8.6)	(14.2)
Non-deductible expenses associated with the Merger	(73.4)	—	—
Incremental U.S. tax on non-U.S. income	—	—	(18.1)
Effect of Huntsman Advanced Materials consolidation transaction	—	—	(88.4)
U.S. and U.K. tax authority dispute resolutions	—	54.0	0.7
Change in valuation allowance	110.3	93.7	113.4
Other—net	(6.1)	0.5	(2.1)

Total income tax benefit	$12.1	$50.3	$67.0

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

Huntsman International

	For the Year ended December 31,
	2007	2006	2005
Income (loss) from continuing operations before income tax, minority interests and accounting changes	$254.8	$260.5	$(22.9)

Expected tax (expense) benefit at U.S. statutory rate of 35%	$(89.2)	$(91.2)	$8.0
Change resulting from:
State tax benefit net of federal benefit	3.2	4.2	1.9
Effects of non-U.S. operations and tax rate differential	(14.5)	(9.0)	(13.5)
Incremental U.S. tax on non-U.S. income	—	—	(18.2)
Domestic (income) loss allocable to minority interest	—	—	9.5
Effect of Huntsman Advanced Materials consolidation transaction	—	—	(88.4)
U.S. and U.K. tax authority dispute resolutions	—	54.0	0.7
Change in valuation allowance	63.3	72.7	169.4
Other—net	(3.6)	0.6	(3.0)

Total income tax (expense) benefit	$(40.8)	$31.3	$66.4

        During the year ended December 31, 2007, included in the $11.3 million for Huntsman Corporation and $14.5 million for Huntsman International "Effects of non-U.S. operations and tax rate differential" above are non-recurring items including amounts associated with enacted changes in tax rates of $6.1 million and $9.3 million, respectively.

        The 2005 "Effect of Huntsman Advanced Materials consolidation transaction" above is approximately $88.4 million of tax expense fully offset by a tax benefit from changes in our valuation allowances. The components of the $88.4 million are as follows: $30.7 million associated with loss recapture income related to non-U.S. losses that had previously been deducted for U.S. taxation purposes; $6.2 million associated with current year non-U.S. losses not deducted for U.S. tax purposes; and $51.5 million associated with the write-down of net deferred tax assets, with a full valuation allowance, related to the U.S. taxation of Huntsman Advanced Materials non-U.S. entities. Effective January 1, 2006, certain of Huntsman Advanced Materials' non-U.S. operations previously treated as branches will no longer be treated as branches and will only be subject to U.S. taxation on future earnings to the extent those earnings are repatriated. This eliminates current double taxation of foreign earnings that was inherent in the Huntsman Advanced Materials tax structure.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

        The components of income (loss) from continuing operations before income taxes, minority interests and accounting changes were as follows (dollars in millions):

Huntsman Corporation

	For the Year ended December 31,
	2007	2006	2005
U.S.	$31.7	$200.9	$(270.0)
Non-U.S.	(1.5)	58.5	74.2

Total	$30.2	$259.4	$(195.8)

Huntsman International

	For the Year ended December 31,
	2007	2006	2005
U.S.	$256.3	$202.0	$(95.6)
Non-U.S.	(1.5)	58.5	72.7

Total	$254.8	$260.5	$(22.9)

        Subsequent to acquiring Huntsman Advanced Materials in June 2003 and through December 31, 2005, substantially all non-U.S. operations of Huntsman Advanced Materials were treated as branches of our Company for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. Therefore, for the year ended December 31, 2005, pre-tax income in the table above and the preceding U.S. and non-U.S. allocation of the income tax provision by taxing jurisdiction may not be directly related.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

        Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2007	December 31, 2006
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$789.2	$869.3
Pension and other employee compensation	150.0	234.4
Property, plant and equipment	135.9	82.3
Intangible assets	81.5	92.3
Foreign tax credits	69.1	50.2
Other, net	183.8	133.1

Total	1,409.5	1,461.6

Deferred income tax liabilities:
Property, plant and equipment	(517.1)	(701.1)
Pension and other employee compensation	(34.1)	(14.6)
Other, net	(98.0)	(121.4)

Total	(649.2)	(837.1)

Net deferred tax asset before valuation allowance	760.3	624.5
Valuation allowance	(495.8)	(571.5)

Net deferred tax asset (liability)	$264.5	$53.0

Current tax asset	$72.6	$64.6
Current tax liability	(3.2)	(9.4)
Non-current tax asset	349.5	190.4
Non-current tax liability	(154.4)	(192.6)

Total	$264.5	$53.0

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

Huntsman International

	December 31, 2007	December 31, 2006
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$718.0	$790.3
Pension and other employee compensation	150.0	233.8
Property, plant and equipment	135.9	82.3
Intangible assets	80.1	90.4
Foreign tax credits	69.1	50.2
Other, net	183.8	131.5

Total	1,336.9	1,378.5

Deferred income tax liabilities:
Property, plant and equipment	(495.2)	(676.7)
Pension and other employee compensation	(34.1)	(14.6)
Other, net	(50.7)	(62.5)

Total	(580.0)	(753.8)

Net deferred tax asset before valuation allowance	756.9	624.7
Valuation allowance	(510.0)	(536.3)

Net deferred tax asset (liability)	$246.9	$88.4

Current tax asset	$74.4	$70.7
Current tax liability	(3.2)	(9.4)
Non-current tax asset	300.0	188.7
Non-current tax liability	(124.3)	(161.6)

Total	$246.9	$88.4

        As of December 31, 2007, we have U.S. federal net operating loss carryforwards ("NOLs") of $487.7 million. The U.S. NOLs begin to expire in 2009 and fully expire in 2025. We also have NOLs of $2,061.4 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $546.1 million have a limited life and $17.7 million are scheduled to expire in 2008.

        Included in the $2,061.4 million of non-U.S. NOLs is $1,066.8 million attributable to Huntsman Advanced Materials' Luxembourg entities. As of December 31, 2007, there is a valuation allowance of $312.9 million against these net tax-effected NOLs of $316.1 million. Due to the uncertainty surrounding the realization of the benefits of these losses that may result from future dissolution or restructuring of the Luxembourg entities, including potential ruling requests from Luxembourg authorities, we have reduced the related deferred tax asset with a valuation allowance.

        We are subject to the "ownership change" rules of Section 382 of the Internal Revenue Code. Under these rules, our use of the NOLs could be limited in tax periods following the date of an

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

ownership change. Based upon the existence of significant tax "built-in income" items, the effect of the ownership change rules on the ability to utilize the NOLs is not anticipated to be material.

        Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. During the second quarter of 2007, we released the valuation allowance on the U.S. net deferred tax assets, primarily as a result of achieving sustained profitability from continuing operations. During the third quarter of 2007, we received a ruling from the Swiss tax authorities which effectively refreshed certain net operating losses which could have otherwise expired unused. During the third quarter, we released the valuation allowance on certain of the Switzerland net deferred tax assets. We have valuation allowances of $35.6 million that, when reversed, will reduce goodwill and other non-current intangible assets.

        The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2007	2006	2005
Valuation allowance as of January 1	$571.5	$549.3	$842.1
Valuation allowance as of December 31	495.8	571.5	549.3

Net change	75.7	(22.2)	292.8
Foreign currency movements	17.1	6.5	(81.1)
Deferred tax liabilities recorded in purchase accounting which reduced the need for valuation allowances	—	(7.8)	(2.9)
Recognition of net operating losses based on final settlement with U.S. and U.K tax authorities, with a corresponding increase to valuation allowance	—	53.0	—
Increase (decrease) to deferred tax assets with an offsetting increase (decrease) to valuation allowance	27.3	72.3	(99.8)
Movement of net deferred tax assets unrelated to income or loss from continuing operations	—	(7.0)	5.2
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding credit to equity	(7.7)	—	—
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding reduction to goodwill and intangible assets	(2.1)	(1.1)	(0.8)

Change in valuation allowance per rate reconciliation	$110.3	$93.7	$113.4

Components of change in valuation allowance effecting tax expense:
Effects of pre-tax income and pre-tax losses in jurisdictions with valuation allowances	$(9.6)	$72.8	$(20.7)
Effect of Huntsman Advanced Materials consolidation transaction	—	—	88.4
Releases of valuation allowances in various jurisdictions	122.5	29.1	56.5
Establishments of valuation allowances in various jurisdictions	(2.6)	(8.2)	(10.8)

Change in valuation allowance per rate reconciliation	$110.3	$93.7	$113.4

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

Huntsman International

	2007	2006	2005
Valuation allowance as of January 1	$536.3	$495.3	$937.2
Valuation allowance as of December 31	510.0	536.3	495.3

Net change	26.3	(41.0)	441.9
Foreign currency movements	17.1	6.5	(81.1)
Deferred tax liabilities recorded in purchase accounting which reduced the need for valuation allowances	—	(7.8)	(2.9)
Recognition of net operating losses based on final settlement with U.S. and U.K tax authorities, with a corresponding increase to valuation allowance	—	53.0	—
Increase (decrease) to deferred tax assets with an offsetting increase (decrease) to valuation allowance	29.7	70.7	(184.7)
Movement of net deferred tax assets unrelated to income or loss from continuing operations	—	(7.6)	(3.0)
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding credit to equity	(7.7)
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding reduction to goodwill and intangible assets	(2.1)	(1.1)	(0.8)

Change in valuation allowance per rate reconciliation	$63.3	$72.7	$169.4

Components of change in valuation allowance effecting tax expense:
Effects of pre-tax income and pre-tax losses in jurisdictions with valuation allowances	$(8.4)	$66.2	35.3
Effect of Huntsman Advanced Materials consolidation transaction	—	—	88.4
Releases of valuation allowances in various jurisdictions	74.3	20.9	56.5
Establishments of valuation allowances in various jurisdictions	(2.6)	(14.4)	(10.8)

Change in valuation allowance per rate reconciliation	$63.3	$72.7	169.4

        We adopted the provisions of FIN 48 on January 1, 2007 and recognized a $0.2 million decrease in the liability for unrecognized tax benefits and recorded a corresponding credit to accumulated deficit for the cumulative effect of a change in accounting principle.

        The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

Unrecognized Tax Benefits—as of January 1, 2007	$123.8
Gross increases and decreases—tax positions taken during a prior period	0.3
Gross increases and decreases—tax positions taken during the current period	9.3
Decreases related to settlements with tax authorities	(0.9)
Reductions resulting from the lapse of statute of limitations	(0.7)
Foreign currency movements	9.3

Unrecognized Tax Benefits—as of December 31, 2007	$141.1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

        The amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate were $100.9 million as of the adoption date and $116.8 million as of December 31, 2007.

        In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, we recognized approximately $1.4 million in income tax expense related to interest and $0.1 million related to penalties. We had approximately $11.7 million and $10.3 million accrued for the payment of interest and approximately $0.3 million and $0.2 million accrued for the payment of penalties as of December 31, 2007 and January 1, 2007, respectively.

        We conduct business globally and, as a result, we file income tax returns in the U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
Australia	2001 and later
Belgium	2005 and later
China	2002 and later
Germany	2003 and later
Italy	2001 and later
Switzerland	2004 and later
The Netherlands	2003 and later
United Kingdom	2003 and later
United States federal	2002 and later

        Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

        We estimate that it is reasonably possible that certain of our audits (both U.S. and non-U.S.) could be resolved within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of approximately $8 million to $24 million. For the 12-month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would result in a corresponding benefit to our income tax expense.

        On April 12, 2007, we received a Revenue Agent Report from the Internal Revenue Service ("IRS") related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. However, on January 4, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were $259.8 million at December 31, 2007. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. EXPENSES ASSOCIATED WITH THE MERGER

        Total Merger-related costs incurred in 2007 were as follows:

Basell Termination Fee	$200.0
Legal and other costs	9.8

Total	$209.8

        Prior to entering into the Merger Agreement, we terminated the Basell Agreement and paid Basell a $200.0 million termination fee required under the terms of the Basell Agreement. One-half of the Basell Termination Fee, or $100.0 million was funded by Hexion. We could be required to pay Hexion the Reimbursement Amount under certain circumstances in connection with our termination of the Merger Agreement. The $100.0 million funded by Hexion has been deferred and is recorded in Accrued liabilities in the accompanying consolidated balance sheet as of December 31 2007.

        Other costs associated with the Merger Agreement are contingent upon consummation of the Merger. We will recognize these costs when the Merger is consummated. The following is a discussion of these costs.

TRANSACTION AND RETENTION BONUSES

        Upon consummation of the Merger (the "Closing Date"), certain employees will receive transaction bonuses. A retention bonus has also been offered to certain employees payable upon the earlier of (1) the date that is 12 months following the Closing Date, or (2) with respect to an employee that is involuntarily terminated prior to the payment of the retention bonus, the date of such employee's termination of employment. With both bonuses, the employee must work until the date the bonus is payable. If paid, these bonuses will total $19.5 million. If the eligible employee terminates employment with our Company voluntarily prior to that date, the bonuses will be forfeited. Furthermore, if the Merger is not consummated, we are not obligated to pay such bonuses.

INVESTMENT BANKING FEES

        In connection with the Merger, we have agreed to pay Merrill Lynch a fee of $25 million for its investment banking services, all of which is contingent upon a sale of Huntsman and which would be payable upon consummation of the Merger. If, at any time during Merrill Lynch's engagement or the two years thereafter, we receive a break-up fee upon termination of an agreement for the sale of Huntsman, we will pay Merrill Lynch 5% of any such fee, including any reverse break-up fee payable in connection with the termination of the Merger Agreement.

VOTING AGREEMENT FEES

        MatlinPatterson was one of our significant stockholders and an affiliate of two of our directors as of the date of the Merger Agreement. Pursuant to a voting agreement in connection with the Merger, we agreed to reimburse MatlinPatterson for up to $13 million in additional investment banking fees payable to UBS if the Merger is consummated. If the Merger is not consummated, no such fees will be paid.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. EXPENSES ASSOCIATED WITH THE MERGER (Continued)

STOCK-BASED AWARDS

        For further information regarding the effect of the Merger on stock-based incentive awards, see "Note 25. Stock-Based Compensation Plans."

21. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        We have various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase prices for substantially all of these contracts require minimum payments, even if no volume is purchased. Historically, we have not made any minimum payments under such take or pay contracts without taking the product.

        Total purchase commitments as of December 31, 2007 are as follows (dollars in millions):

Year ending December 31:
2008	$238.6
2009	144.7
2010	110.4
2011	72.4
2012	65.4
Thereafter	98.2

$729.7

OPERATING LEASES

        We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total net expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $46.4 million, $50.8 million and $71.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, of which $8.6 million, $13.2 and $25.9 million related to discontinued operations, respectively.

        Future minimum lease payments under operating leases as of December 31, 2007 are as follows (dollars in millions):

Year ending December 31:
2008	$47.4
2009	43.0
2010	37.2
2011	32.5
2012	22.1
Thereafter	93.6

$275.8

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through December 31, 2007.

        During the year ended December 31, 2007, we paid €0.3 million (approximately $0.4 million) in partial settlement of a claim. We have formally requested reimbursement of ICI in accordance with our agreement. During the year ended December 31, 2006, we did not settle any Discoloration Claims. During the year ended December 31, 2005, we settled a claim for approximately $1.0 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of December 31, 2007 asserted aggregate damages of approximately €51 million (approximately $75 million). An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than eight years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2007 for costs associated with unasserted Discoloration Claims.

Asbestos Litigation

        We have been named as a "premises defendant" in a number of asbestos exposure cases, typically claims by non-employees of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaints have not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below. While the complaints in these cases provide little additional information, we do not believe that the increased number of cases resulting from the changes in Texas tort procedure reflects an increase in the number of underlying claims.

        Where the alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES (Continued)

exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our twelve-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Unresolved at beginning of period	1,367	576	398
Tendered during period	21	998	284
Resolved during period(1)	196	207	106
Unresolved at end of period	1,192	1,367	576

(1)
Although the indemnifying party informs us when tendered cases have been resolved, it generally does not inform us of the settlement amounts relating to such cases, if any. The indemnifying party has informed us that it typically manages our defense together with the defense of other entities in such cases and resolves claims involving multiple defendants simultaneously, and that it considers the allocation of settlement amounts, if any, among defendants to be confidential and proprietary. Consequently, we are not able to provide the number of cases resolved with payment by the indemnifying party or the amount of such payments.

        We have never made any payments with respect to these cases. As of December 31, 2007, we had an accrued liability of $16.4 million relating to these cases and a corresponding receivable of $16.4 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2007.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us, other than a number of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES (Continued)

cases that were erroneously filed against us due to a clerical error. The cases filed in error have been dismissed.

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Unresolved at beginning of period	42	34	29
Filed during period	52	19	55
Resolved during period	55	11	56
Unresolved at end of period	39	42	34

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $3.2 million, nil and $0.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. The cases for the year ended December 31, 2005 include cases filed against Rubicon LLC, which became our consolidated subsidiary on January 1, 2005, as follows: one case filed during the period, one case resolved during the period and six cases unresolved at the end of the period. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2007.

Antitrust Matters

        We have been named as a defendant in civil antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. These cases purport to be brought on behalf of a nationwide class of purchasers of MDI, TDI and polyether polyols. Bayer entered into a classwide settlement agreement with the plaintiffs that was approved by the court. Class certification briefing is underway in these consolidated cases.

        We have also been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI and polyether polyols industries filed in the Superior Court of Justice, Ontario, Canada on May 5, 2006 and in Superior Court, Quebec, Canada on May 17, 2006. The other defendants named above in the Polyether Polyols cases are also defendants in these Canadian cases.

        We also have been named as a defendant in a putative class action antitrust suit pending in California state court that alleges a conspiracy to fix prices of certain rubber and urethane products in California. The other defendants named in the Polyether Polyols cases are also defendants in this case. The California action has been stayed pending disposition of the Polyether Polyols cases.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES (Continued)

        The pleadings of the plaintiffs in these antitrust suits provide few specifics about any alleged illegal conduct of the defendants, and we are not aware of any evidence of illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possibility of loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

        In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting production of documents relating to the businesses of TDI, MDI, polyether polyols and related systems. The other defendants in the Polyether Polyols cases have confirmed that they were also served with subpoenas in this matter. We cooperated fully with the investigation, and by letter dated December 16, 2007, the U.S. Department of Justice notified us that its investigation of possible antitrust violations by manufacturers of TDI, MDI and polyether polyols has been closed.

MTBE Litigation

        In March 2007, we were named for the first time as a defendant in eight lawsuits alleging liability related to MTBE contamination in groundwater. We learned that we were named in a ninth such lawsuit in January 2008. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in these and many other cases currently pending in U.S. courts. The plaintiffs in the nine cases in which we have been named are municipal water districts and a regional water supply authority that claim that defendants' conduct has caused MTBE contamination of their groundwater. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases and therefore we have not accrued a liability for these claims. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners.

Shareholder Litigation Relating to the Pending Sale of Our Company

        From July 5 to July 13, 2007, four shareholder class action complaints were filed against our Company and our directors alleging breaches of fiduciary duty in connection with our then-proposed sale to Basell and the receipt of a superior proposal from Hexion. Three actions were filed in Delaware: Cohen v. Archibald, et al., No. 3070, in the Court of Chancery for the State of Delaware (filed July 5, 2007); Augenstein v. Archibald, et al., No. 3076, in the Court of Chancery for the State of Delaware (filed July 9, 2007); and Murphy v. Huntsman, et al., No. 3094, in the Court of Chancery for the State of Delaware (filed July 13, 2007). Another action was filed in Texas: Schwoegler v. Huntsman Corporation, et al., Cause No. 07-07-06993-CV, in the 9th Judicial District Court of Montgomery County, Texas (filed July 6, 2007). As subsequently amended, these lawsuits together allege that we and our directors breached fiduciary duties to the stockholders by, among other things, engaging in an unfair sales process, approving an unfair price per share for the Merger with Hexion, and making inadequate disclosures to stockholders, and that Basell, Hexion and MatlinPatterson entities aided and abetted these breaches of fiduciary duty. The lawsuits sought to enjoin the stockholder vote on the Merger.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES (Continued)

        On September 20, 2007, the parties entered into a Memorandum of Understanding with plaintiffs' counsel in the Delaware and Texas actions to settle these four lawsuits. As part of the proposed settlement, the defendants deny all allegations of wrongdoing, but we agreed to make certain additional disclosures in the final proxy statement that was mailed to our stockholders on or about September 14, 2007. In connection with the settlement, the parties also reached an agreement with respect to any application that the plaintiffs' counsel will make for an award of customary attorneys' fees and expenses to be paid following the completion of the Merger. The settlement is subject to customary conditions, including court approval of the terms of the settlement following notice to members of the proposed settlement class. If finally approved by the court, the settlement will resolve all claims that were brought on behalf of the proposed settlement class in connection with the Merger, the Merger Agreement, the adequacy of the merger consideration, the negotiations preceding the Merger Agreement, the adequacy and completeness of the disclosures made in connection with the Merger, and any actions of the individual defendants in the events listed above, including any alleged breach of fiduciary duties by any of the defendants, or the aiding and abetting thereof. The settlement will not affect stockholders' appraisal rights, if available, pursuant to Section 262 of the General Corporation Law of the State of Delaware.

        The Memorandum of Understanding will be null and void and of no force and effect if the Merger is not consummated, the Delaware actions are not dismissed or the Texas court does not give final approval of the settlement and dismiss the Texas action with prejudice for any reason.

        The settlement will not affect the timing of the Merger or the amount of the merger consideration to be paid in the Merger. Under the terms of the Memorandum of Understanding, the terms of the proposed settlement will not be presented to the court for approval until the Merger is consummated.

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and IRIC, our captive insurer, in the United States District Court, Southern District of Texas, by the Reinsurers under the property insurance policy issued by IRIC to our Company for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action seeks to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. Motions to dismiss that action filed by our Company and IRIC were heard December 21, 2007, but have not been decided by the Court. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the United States District Court for the Eastern District of Texas. Some of the Reinsurers have filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the Southern District of Texas in order to consolidate the two actions. Our Company has filed a motion to remand that action to the state court and opposition to the Reinsurers' motions in that action. Our Company has paid its deductible on the claim of $60 million and has been advanced $325 million to date (of which $20 million was advanced subsequent to December 31, 2007) by the Reinsurers. Our Company has claimed an additional $216 million as presently due and owing and unpaid under the Policy for losses caused by the fire, and anticipates filing additional claims.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES (Continued)

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

GUARANTEE

        On September 19, 2003, our Chinese joint ventures, HPS and SLIC, obtained secured financing for the construction of production facilities. Details concerning HPS' financing are described in "Note 14. Debt—Subsidiary Debt—Other Debt." The SLIC financing consists of various committed loans. As of December 31, 2007, there were $81.1 million and RMB 1,015 million ($138.9 million) in outstanding borrowings under SLIC facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006.

22. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

GENERAL

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2007, 2006 and 2005, our capital expenditures for EHS matters totaled $68.5 million, $53.3 million and $48.9 million, respectively. Since capital expenditures for these matters are subject to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        Under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 10 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us.

        In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas and Geismar, Louisiana facilities are the subject of ongoing remediation requirements under RCRA authority.

        In June of 2006, an agreement was reached between the local regulatory authorities and our advanced materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. Although unresolved at this time, some level of remediation of site contamination may be required in the future, but the estimated cost is unknown because the remediation approach and timing has not been determined.

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia was issued a clean-up notice by the Australian (Victorian) EPA. The agency was concerned about soil and groundwater contamination emanating from the site. Although we fulfilled all initial requirements under the clean-up notice, the agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice granting an extension due to "the complexity of contamination issues" at the site. The revised clean-up notice reflects a more detailed program, with a deadline for the submission of a detailed site remediation action plan by March 31, 2009.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity, that the prior owner will honor its indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience and are not discounted. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued $7.2 million and $13.7 million for environmental liabilities as of December 31, 2007 and 2006, respectively. Of these amounts, $4.6 million and $6.1 million are classified as accrued liabilities in our consolidated balance sheets as of December 31, 2007 and 2006, respectively, and $2.6 million and $7.6 million are classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2007 and 2006, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        Under the EU's integrated pollution prevention and control directive ("IPPC"), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our financial condition, results of operations or cash flows.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances purchased, manufactured or imported by or for us into the EU. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $3.0 million on REACH compliance in 2007, and we do not anticipate that compliance costs will be material to us in the near-term.

GREENHOUSE GAS REGULATION

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the "Convention"), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas ("GHG") emissions. In addition, although the U.S. is not a signatory to the Convention, several states, including California, are implementing their own GHG regulatory programs, and a federal program in the U.S. is a possibility for the future. Several of our sites are subject to existing GHG legislation, but few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        As required by the Homeland Security Appropriations Act of 2006, on April 9, 2007, the Department of Homeland Security issued the "Chemical Facility Anti-Terrorism Standards" or CFATS, an interim final rule establishing risk-based performance standards for the chemical industry. The majority of the standards went into effect on June 8, 2007 and require security vulnerability assessments and site security plans for facilities qualifying as high risk.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        Since 2003, we have conducted security vulnerability assessments at our higher risk manufacturing facilities in the U.S. Those assessments led to changes in our operations in certain instances in an effort to ensure greater security. However, not all of our facilities, including some of our recently acquired sites, have been assessed. This second round of security vulnerability assessments under the CFATS regime will be based on the list of "Chemicals of Interest" (Appendix A) released on November 2, 2007 and will incorporate the volume of on-site chemicals, proximity of neighbors to a facility and other measures. Our operating locations with Appendix A chemicals meeting the volume thresholds prepared and submitted the required initial reports by the January 22, 2008 submission deadline. We expect that the cost to perform the assessments is nominal. At this time, we do not know if we will need to implement any changes to our facilities based on the findings of the assessments, or what the nature or cost of such changes, if any, will be.

MTBE DEVELOPMENTS

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market.

        As a result of these developments, we currently market, either directly or through third parties, MTBE to customers located outside the U.S. for use as a gasoline additive. There are additional costs associated with sales to customers outside the U.S., which may result in decreased profitability compared to sales in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in approximately 150 cases currently pending in U.S. courts that allege MTBE contamination in groundwater. In March 2007, we were named for the first time as a defendant in eight of those lawsuits. We learned that we were named in a ninth such lawsuit in January 2008. For more information, see "Note 21. Commitments and Contingencies." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. CASUALTY LOSSES AND INSURANCE RECOVERIES

2005 U.S. GULF COAST STORMS

        On September 22, 2005, we suspended operations at our Gulf Coast facilities in Texas and Louisiana as a result of a hurricane. In addition, we sustained property damage at our Port Neches and Port Arthur, Texas facilities as a result of the hurricane. We maintain customary insurance coverage for property damage and business interruption. With respect to coverage of these losses, the deductible for property damage was $10.0 million per site, while business interruption coverage does not apply for the first 60 days.

        During 2006 and 2007, we recorded insurance recoveries of $26.5 million and $11.0 million, respectively, related to the 2005 Gulf Coast storms. We and our insurers are working to reach a settlement on the remainder of the insurance claim, and we can provide no assurance with respect to the ultimate resolution of this matter. Any future collections will represent income for us upon final settlement.

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the remaining operations at the site were shutdown until we restarted operations in the fourth quarter of 2007. The Port Arthur manufacturing plant is covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10.0 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60.0 million.

        During the fourth quarter of 2006, we received insurance recovery advances of $150.0 million, of which $56.4 million was applied to our insurance receivable related to recovery of costs already incurred and $93.6 million was recorded as deferred insurance recovery gain in Accrued liabilities in our consolidated balance sheet (as of December 31, 2006). During 2007, we received additional recovery advances of $155.0 million, totaling $305.0 million of recovery advances through December 31, 2007. In addition, in December 2007, reinsurers agreed to pay an additional $20.0 million in recovery advances all of which was received by mid-February, 2008. The reinsurers have failed to process additional requests for interim claim recovery advances pending their further review and adjusting of the overall claim. On August 31, 2007, the reinsurers filed suit against us and IRIC, our captive insurance company, in the United States District Court for the Southern District of Texas seeking to compel arbitration of certain disputed claims or alternatively seeking a declaratory judgment on disputed claims. See "Note 21. Commitment and Contingencies—Legal Matters—Port Arthur Plant Fire Insurance Litigation."

        During 2007, we incurred expenditures and losses for both property damage and business interruption as a result of the Port Arthur fire. During 2007, we incurred $51.6 million in repair and maintenance costs and $79.9 million of fixed costs during the business interruption period, all of which were charged to the deferred insurance recovery gain. The deferred insurance recovery gain is included in Accrued liabilities on our consolidated balance sheet.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. CASUALTY LOSSES AND INSURANCE RECOVERIES (Continued)

        The following table describes changes to the deferred insurance recovery gain during the years ended December 31, 2007 and 2006 (dollars in millions):

	2007	2006
Balance as of January 1	$93.6	$—
Insurance recovery advances	175.0	150.0
Incurrence of repair and maintenance costs during the period	(51.6)	(17.2)
Incurrence of fixed costs during the business interruption period	(79.9)	(39.2)

Balance as of December 31	$137.1	$93.6

        Future insurance recovery advances, if any, in excess of accrued fixed costs and other expenses relating to the damaged facilities will be recorded as a deferred gain, and any remaining deferred gains associated with this event will not be recognized in our consolidated statements of operations until final settlement is reached with our insurance carriers.

24. STOCKHOLDERS' EQUITY

        On February 16, 2005, we completed an initial public offering of 55,681,819 shares of our common stock sold by us and 13,579,546 shares of our common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of our mandatory convertible preferred stock sold by us at a price to the public of $50 per share. On February 16, 2008, the mandatory convertible preferred stock converted into 12,082,475 shares of our common stock. See "Note 2. Summary of Significant Accounting Policies—Net Income (Loss) per Share."

        The net proceeds to us from our initial public offering of common and preferred stock were approximately $1.5 billion, substantially all of which was used to repay outstanding indebtedness of certain of our subsidiaries.

DIVIDENDS ON COMMON STOCK

        During 2007, we paid quarterly cash dividends of $0.10 per share on March 30, June 29, September 28 and December 31, 2007, to common stockholders of record as of March 15, June 15, September 15 and December 15, 2007, respectively.

        On February 8, 2008, our board of directors declared a $0.10 per share cash dividend, payable on March 31, 2008, to stockholders of record as of March 14, 2008.

DIVIDENDS ON MANDATORY CONVERTIBLE PREFERRED STOCK

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net loss available to common stockholders during the year ended December 31, 2005. As of December 31, 2007, we had $3.6 million invested in government securities that are restricted to be used to satisfy our dividend payment

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. STOCKHOLDERS' EQUITY (Continued)

obligations through the mandatory conversion date. We paid the final dividend in cash on February 16, 2008.

REDEEMABLE PREFERRED MEMBER'S INTEREST

        On September 30, 2002, we authorized the issuance of 18% cumulative preferred members' interest. The preferred members' interest had a liquidation preference of $395.0 million and was entitled to a cumulative preferred return equal to 18% per annum, compounded annually. As of December 31, 2004, the accumulated liquidation preference was $574.8 million. In connection with our initial public offering of common and preferred stock, we redeemed the preferred members' interest on February 16, 2005.

COMMON INTERESTS

        On September 30, 2002, we authorized and issued 10,000,000 Class A Common Units and 10,000,000 Class B Common Units. Both Class A Common Units and Class B Common Units had equal rights in our management and shared ordinary profits and losses equally. There were, however, special provisions governing distributions of proceeds until a certain specified level of proceeds had been distributed after which proceeds were distributed equally. All common interests were exchanged for common stock in connection with the initial public offering of common stock on February 16, 2005.

TRACKING PREFERRED INTERESTS

        On June 30, 2003, one of our subsidiaries authorized and issued four series of tracking preferred interests (Series A, B, C, and D), that tracked the performance of the Huntsman Advanced Materials business (collectively, "Tracking Preferred Interests"). The Series A Tracking Preferred Interests had a liquidation preference equal to $128.3 million. The Series B Tracking Preferred Interests had a liquidation preference equal to $77.0 million, reduced by the amount of certain distributions to the holders of certain Class A Common Units. The Series C Tracking Preferred Interests had a liquidation preference equal to $231.0 million. The Series D Tracking Preferred Interests had a liquidation preference equal to $77.0 million, reduced by the amount of certain distributions to the holders of certain Class A Common Units. The Tracking Preferred Interests were not entitled to any return other than their liquidation preferences. The liquidation preferences were limited to the underlying investment in the Huntsman Advanced Materials business. The Tracking Preferred Interests did not have voting rights, and could be redeemed by us in connection with certain sale transactions for an amount equal to their unpaid liquidation preferences. All tracking preferred interests were exchanged for common stock in connection with the initial public offering of common stock on February 16, 2005.

25. STOCK-BASED COMPENSATION PLAN

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2007, we were authorized to grant up to 21,590,909 shares under the Stock

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. STOCK-BASED COMPENSATION PLAN (Continued)

Incentive Plan, subject to the conditions noted below in connection with the Merger Agreement. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        Under the Merger Agreement, we have agreed, among other things, that we will not grant or issue any capital stock or equity interests, other than (a) the issuance of common stock upon the exercise of stock options granted under the Stock Incentive Plan and outstanding on the date of the Merger Agreement, (b) upon the expiration of any restrictions on any restricted stock granted under the Stock Incentive Plan and outstanding on the date of the Merger Agreement, and (c) issuances of restricted stock or phantom stock granted after February 15, 2008 under the Stock Incentive Plan to employees and directors in amounts consistent with past practice or pursuant to action taken by our board of directors (or a committee thereof) and in aggregate not covering more than 600,000 shares of common stock, 50% of which will become fully vested and convert into the right to receive the merger consideration upon the effective time of the Merger and 50% of which will become fully vested and convert into the right to receive the merger consideration six months following the consummation of the Merger.

        Upon consummation of the Merger, the restrictions applicable to each share of restricted common stock (including common stock underlying restricted common stock units and phantom stock) issued or granted pursuant to the Stock Incentive Plan shall immediately lapse, and, at the effective time of the Merger, each share of such common stock, restricted stock units and phantom stock will be converted into the right to receive the merger consideration. All options to acquire shares of common stock outstanding under the Stock Incentive Plan will vest immediately prior to the effective time of the Merger, and holders of such options will be entitled to receive an amount in cash equal to the excess, if any, of the merger consideration over the exercise price per share of common stock for each option. Any compensation cost that may result from the acceleration of vesting of stock-based awards in connection with the Merger will be recognized when the Merger is consummated.

        The compensation cost from continuing operations for the Stock Incentive Plan was $24.6 million, $16.3 million, and $9.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $7.6 million, nil and nil for the years ended December 31, 2007, 2006 and 2005, respectively.

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because we only became a publicly-held company in February 2005, expected volatilities are based on implied volatilities from the stock of comparable companies and other factors. The expected term of options granted is estimated based on the contractual term of the instruments and employees' expected exercise and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. STOCK-BASED COMPENSATION PLAN (Continued)

post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year ended December 31,
	2007	2006	2005
Dividend yield	1.9%	—	—
Expected volatility	20.8%	23.1%	22.4%
Risk-free interest rate	4.7%	4.6%	3.9%
Expected life of stock options granted during the period	6.6 years	6.6 years	6.6 years

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of December 31, 2007 and changes during the year then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)		(Years)	($000)
Outstanding at January 1, 2007	4,151	$21.72
Granted	2,309	20.63
Exercised	(99)	21.74
Forfeited	(34)	21.74

Outstanding at December 31, 2007	6,327	21.32	8.2	$27,715

Exercisable at December 31, 2007	2,151	22.03	7.4	7,902

        The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $5.15, $7.27 and $7.49 per option, respectively. As of December 31, 2007, there was $14.4 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

        The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 were $0.2 million, nil and nil, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. STOCK-BASED COMPENSATION PLAN (Continued)

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of December 31, 2007 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(000)			(000)
Nonvested at January 1, 2007	909		$21.73	46	$21.72
Granted	475		20.64	118	20.58
Vested	(375	) (1)	22.01	(19)	21.97
Forfeited	(2)		20.91	—	—

Nonvested at December 31, 2007	1,007		21.12	145	20.76

(1)
During the year ended December 31, 2007, 3,888 restricted stock units vested. These shares are not reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of December 31, 2007, there was $13.8 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The total fair value of shares that vested during the years ended December 31, 2007, 2006 and 2005 was $8.7 million, $6.3 million and nil respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2007		2006		2005
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Income (loss)
Foreign currency translation adjustments, net of tax of $4.9 and $31.8 as of December 31, 2007 and 2006, respectively	$382.7	$130.8	$251.9	$165.9	$(233.6)
Employee benefit related adjustments, net of tax of $18.5 and $63.8 as of December 31, 2007 and 2006, respectively	(143.6)	184.1	(327.7)	(22.9)	15.0
Other comprehensive income (loss) of unconsolidated affiliates	9.3	2.0	7.3	—	(0.7)
Other	8.0	0.9	7.1	6.0	7.0

Total	$256.4	$317.8	$(61.4)	$149.0	$(212.3)

Huntsman International

	December 31,
	2007		2006		2005
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Income (loss)
Foreign currency translation adjustments, net of tax of ($8.4) and $18.5 as of December 31, 2007 and 2006, respectively	$381.6	$133.4	$248.2	$197.0	$(234.5)
Employee benefit related adjustments, net of tax of $54.5 and $101.6 as of December 31, 2007 and 2006, respectively	(206.5)	197.6	(404.1)	(18.0)	(16.3)
Other comprehensive income (loss) of unconsolidated affiliates	9.3	2.0	7.3	—	(0.8)
Other	2.5	0.9	1.6	3.8	10.6

Total	$186.9	$333.9	$(147.0)	$182.8	$(241.0)

        During 2006, $49.4 million of foreign currency translation adjustments were reclassified to loss on disposal of discontinued operations for the U.K. Petrochemicals Disposition.

        The adoption of SFAS No. 158 and related pension adjustments include the effect of the calculation of the additional minimum pension liability prior to the adoption of the SFAS No. 158,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

which is included in other comprehensive income, as well as the net effect of the adoption of SFAS No. 158, which is a direct adjustment to accumulated other comprehensive income.

        Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

27. RELATED PARTY TRANSACTIONS

        Our accompanying consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2007	2006	2005
Sales to:
Unconsolidated affiliates	$170.9	$109.4	$137.2
Inventory purchases from:
Unconsolidated affiliates	223.7	145.3	119.1

        We have agreed with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that we will donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. We have agreed to complete this donation on the earlier of November 30, 2009 or the date on which we occupy less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after we make this donation we will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation.

        Through May 2002, we paid the premiums on various life insurance policies for Jon M. Huntsman. These policies have been liquidated, and the cash values have been paid to Mr. Huntsman. Mr. Huntsman is indebted to us in the amount of approximately $1.5 million, which represents the insurance premiums paid on his behalf through May 2002. This amount is included in other noncurrent assets on the accompanying balance sheets.

        Wayne A. Reaud, a member of our board of directors, is of counsel to the law firm of Reaud, Morgan & Quinn. We pay the firm $200,000 per year for legal services. Mr. Reaud has no interest in the firm or in the proceeds for current work done at the firm. As of counsel, the law firm provides Mr. Reaud with an office and certain secretarial services.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. OTHER OPERATING (INCOME) EXPENSE

        Other operating (income) expense consisted of the following (dollars in millions):

	2007	2006	2005
Gain on sale of business/assets, net	$(69.8)	$(92.4)	$(1.0)
Foreign exchange losses	13.9	0.5	29.1
Bad debts	3.0	6.4	4.2
Legal and contract settlements—net	6.3	—	—
Insurance recoveries	(11.0)	(35.3)	—
Other, net	3.2	7.2	(1.2)

Total other operating (income) expense	$(54.4)	$(113.6)	$31.1

29. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have reported our operations through six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals. We have organized our business and derived our operating segments around differences in product lines.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Materials and Effects(1)	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations, textile chemicals and dyes
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Pigments	titanium dioxide
Polymers(1) (2) (3)	LDPE and LLDPE, polypropylene, EPS, styrene and APAO
Base Chemicals(3) (4)	olefins and cyclohexane
Corporate and other(2) (4)	Styrene

(1)
Effective January 1, 2007, the results of our APAO facility were reported in our Materials and Effects segment. These results were previously reported in our Polymers segment. All segment information for prior periods has been reclassified to reflect this transfer.

(2)
During 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other. All segment information has been reclassified to reflect this transfer.

(3)
In a series of transactions completed in 2006 and 2007, we sold substantially all of our Polymers and Base Chemicals operations. For more information, see "Note 3. Discontinued Operations."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

(4)
Effective in the fourth quarter of 2007, the results of our former U.S. butadiene and MTBE business were reported in Corporate and other. These results were previously reported in our Base Chemicals segment. All segment information has been reclassified to reflect this transfer.

        Sales between segments are generally recognized at external market prices and are eliminated in consolidation except between continuing and discontinued operations. We use EBITDA to measure the financial performance of our global business units and for reporting the results of our operating segments. This measure includes all operating items relating to the businesses. The EBITDA of operating segments excludes items that principally apply to our company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	December 31,
	2007	2006	2005
Net Sales:
Polyurethanes	$3,812.6	$3,457.2	$3,396.3
Materials and Effects	2,419.3	1,792.4	1,237.3
Performance Products	2,309.8	2,036.8	2,025.4
Pigments	1,108.9	1,057.8	1,052.8
Corporate and other	155.1	537.6	839.8
Eliminations	(154.9)	(150.9)	(105.7)

Total	$9,650.8	$8,730.9	$8,445.9

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$591.7	$582.5	$676.3
Materials and Effects	198.8	154.1	153.4
Performance Products	201.9	207.8	164.9
Pigments	51.2	112.8	115.3
Corporate and other(2)	(341.5)	(60.7)	(585.0)

Subtotal	702.1	996.5	524.9
Polymers(3)	(197.3)	121.1	165.8
Base Chemicals(3)	(130.0)	(86.4)	222.7

Total	374.8	1,031.2	913.4
Interest expense, net	(285.6)	(350.7)	(426.6)
Income tax benefit—continuing operations	12.1	50.3	67.0
Income tax benefit (expense)—discontinued operations and cumulative effect of changes in accounting principle	139.5	(35.3)	(87.6)
Depreciation and amortization	(412.9)	(465.7)	(500.8)

Net (loss) income	$(172.1)	$229.8	$(34.6)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

Depreciation and Amortization:
Polyurethanes	$150.1	$142.1	$147.4
Materials and Effects	43.0	46.9	47.4
Performance Products	61.4	54.1	56.6
Pigments	90.3	79.7	77.0
Polymers	21.6	45.4	48.9
Base Chemicals	11.2	57.7	72.0
Corporate and other(2)	35.3	39.8	51.5

Total	$412.9	$465.7	$500.8

Capital Expenditures:
Polyurethanes	$119.6	$81.6	$106.6
Materials and Effects	89.4	52.3	27.4
Performance Products	148.1	89.3	44.2
Pigments	103.6	40.5	38.4
Polymers	12.0	208.7	59.0
Base Chemicals	176.8	60.8	40.0
Corporate and other(2)	15.6	16.7	23.1

Total	$665.1	$549.9	$338.7

Total Assets:
Polyurethanes	$5,059.8	$4,598.7
Materials and Effects	2,006.1	1,765.4
Performance Products	2,215.6	1,882.5
Pigments	1,656.6	1,601.0
Polymers	—	729.8
Base Chemicals	—	500.0
Corporate and other(2)	(2,772.5)	(2,632.5)

Total	$8,165.6	$8,444.9

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2007	2006	2005
Huntsman International
Segment EBITDA(1):
Polyurethanes	$591.7	$582.5	$676.3
Materials and Effects	198.8	154.1	153.4
Performance Products	201.9	207.8	164.9
Pigments	51.2	112.8	115.3
Corporate and other(2)	(149.4)	(60.0)	(438.7)

Subotal	894.2	997.2	671.2
Polymers(3)	(197.3)	121.1	165.8
Base Chemicals(3)	(130.0)	(86.4)	222.7

Total	566.9	1,031.9	1,059.7
Interest expense, net	(286.9)	(355.2)	(425.6)
Income tax (expense) benefit—continuing operations	(40.8)	31.3	66.4
Income tax benefit (expense)—discontinued operations and cumulative effect of changes in accounting principle	139.5	(35.3)	(87.2)
Depreciation and amortization	(390.1)	(439.1)	(473.9)

Net (loss) income	$(11.4)	$233.6	$139.4

Depreciation and Amortization:
Polyurethanes	$150.1	$142.1	$147.4
Materials and Effects	43.0	46.9	47.4
Performance Products	61.4	54.1	56.6
Pigments	90.3	79.7	77.0
Polymers	21.6	45.4	48.9
Base Chemicals	11.2	57.7	72.0
Corporate and other(2)	12.5	13.2	24.6

Total	$390.1	$439.1	$473.9

Capital Expenditures:
Polyurethanes	$119.6	$81.6	$106.6
Materials and Effects	89.4	52.3	27.4
Performance Products	148.1	89.3	44.2
Pigments	103.6	40.5	38.4
Polymers	12.0	208.7	59.0
Base Chemicals	176.8	60.8	40.0
Corporate and other(2)	15.6	16.7	23.1

Total	$665.1	$549.9	$338.7

Total Assets:
Polyurethanes	$5,059.8	$4,598.7
Materials and Effects	2,006.1	1,765.4
Performance Products	2,215.6	1,882.5
Pigments	1,656.6	1,601.0
Polymers	—	729.8
Base Chemicals	—	500.0
Corporate and other(2)	(2,843.0)	(2,881.9)

Total	$8,095.1	$8,195.5

(1)
Segment EBITDA is defined as net income (loss) before interest, income tax, depreciation and amortization, and certain corporate and other items.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

(2)
Corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses, step accounting impacts, our Australian styrenics business, results of our former U.S. butadiene and MTBE business and other non-operating income (expense).

(3)
The operating results of our polymers and base chemicals businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our polymers business is included in the Polymers segment EBITDA and the EBITDA of our base chemicals business is included in the Base Chemicals segment EBITDA for all periods presented. For more information, see "Note 3. Discontinued Operations."

	December 31,
	2007	2006	2005
By Geographic Area
Revenues:
United States	$4,788.4	$5,080.0	$5,219.3
Netherlands	2,172.7	1,946.8	1,838.9
Other nations	6,037.9	4,261.9	3,543.4
Eliminations	(3,348.2)	(2,557.8)	(2,155.7)

Total	$9,650.8	$8,730.9	$8,445.9

Long-lived assets(1):
Huntsman Corporation
United States	$1,533.5	$2,078.2
Netherlands	402.7	349.3
Other nations	1,826.4	1,631.9

Total	$3,762.6	$4,059.4

Huntsman International
United States	$1,327.2	$1,848.3
Netherlands	402.7	349.3
Other nations	1,826.4	1,631.9

Total	$3,556.3	$3,829.5

(1)
Long lived assets are made up of property, plant and equipment.

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$11.3	$5.7	$136.9	$—	$153.9
Accounts and notes receivables, net	29.9	212.4	1,011.0	—	1,253.3
Accounts receivable from affiliates	1,527.9	2,438.6	532.1	(4,305.5)	193.1
Inventories, net	96.1	233.7	1,130.4	(8.3)	1,451.9
Prepaid expenses	5.9	26.5	24.3	(19.6)	37.1
Deferred income taxes	9.3	45.6	18.1	1.4	74.4
Other current assets	9.8	1.1	101.8	—	112.7

Total current assets	1,690.2	2,963.6	2,954.6	(4,332.0)	3,276.4
Property, plant and equipment, net	471.0	837.6	2,244.9	2.8	3,556.3
Investment in affiliates	5,345.1	1,612.6	114.9	(6,844.8)	227.8
Intangible assets, net	127.8	(13.5)	63.1	—	177.4
Goodwill	—	87.1	9.5	(4.1)	92.5
Deferred income taxes	85.1	16.6	210.9	(12.6)	300.0
Notes receivable from affiliates	517.7	1,726.5	8.4	(2,244.2)	8.4
Other noncurrent assets	57.1	97.8	301.4	—	456.3

Total assets	$8,294.0	$7,328.3	$5,907.7	$(13,434.9)	$8,095.1

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$40.6	$258.4	$706.4	$—	$1,005.4
Accounts payable to affiliates	2,682.4	707.6	930.5	(4,305.5)	15.0
Accrued liabilities	100.8	237.8	462.0	(19.6)	781.0
Deferred income taxes	—	—	3.2	—	3.2
Current portion of long-term debt	26.6	—	41.9	—	68.5

Total current liabilities	2,850.4	1,203.8	2,144.0	(4,325.1)	1,873.1
Long-term debt	3,342.9	—	157.4	—	3,500.3
Deferred income taxes	2.2	11.4	121.7	(11.0)	124.3
Notes payable to affiliates	27.7	477.2	1,744.1	(2,244.3)	4.7
Other noncurrent liabilities	181.4	121.8	374.3	(0.7)	676.8

Total liabilities	6,404.6	1,814.2	4,541.5	(6,581.1)	6,179.2

Minority interest in consolidated subsidiaries	—	0.5	19.0	7.0	26.5
Members' equity:
Members' equity	2,845.4	4,672.2	1,311.7	(5,983.9)	2,845.4
Subsidiary preferred stock	—	1.5	1.4	(2.9)	—
(Accumulated deficit) retained earnings	(1,142.9)	383.5	(3.4)	(380.1)	(1,142.9)
Accumulated other comprehensive income	186.9	456.4	37.5	(493.9)	186.9

Total members' equity	1,889.4	5,513.6	1,347.2	(6,860.8)	1,889.4

Total liabilities and members' equity	$8,294.0	$7,328.3	$5,907.7	$(13,434.9)	$8,095.1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$—	$227.9	$—	$246.0
Accounts and notes receivables, net	35.3	216.0	992.0	—	1,243.3
Accounts receivable from affiliates	605.2	2,766.0	440.4	(3,796.7)	14.9
Inventories, net	157.9	424.9	942.3	(5.0)	1,520.1
Prepaid expenses	8.0	58.6	16.9	(27.8)	55.7
Deferred income taxes	4.7	66.5	4.5	(5.0)	70.7
Other current assets	6.4	4.6	150.6	—	161.6

Total current assets	835.6	3,536.6	2,774.6	(3,834.5)	3,312.3
Property, plant and equipment, net	536.0	1,298.0	1,992.5	3.0	3,829.5
Investment in affiliates	3,094.4	1,250.6	92.9	(4,236.9)	201.0
Intangible assets, net	145.9	(8.0)	54.7	—	192.6
Goodwill	—	86.9	7.4	(4.1)	90.2
Deferred income taxes	2.0	2.0	184.7	—	188.7
Notes receivables from affiliates	3,572.2	1,539.9	4.6	(5,112.1)	4.6
Other noncurrent assets	63.4	124.9	188.3	—	376.6

Total assets	$8,249.5	$7,830.9	$5,299.7	$(13,184.6)	$8,195.5

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$73.3	$281.3	$651.6	$—	$1,006.2
Accounts payable to affiliates	2,924.7	245.1	643.7	(3,796.8)	16.7
Accrued liabilities	98.5	264.2	506.8	(27.8)	841.7
Deferred income taxes	—	—	9.4	—	9.4
Current portion of long-term debt	111.8	0.5	75.6	—	187.9

Total current liabilities	3,208.3	791.1	1,887.1	(3,824.6)	2,061.9
Long-term debt	3,356.6	2.5	98.3	—	3,457.4
Deferred income taxes	4.8	67.1	94.6	(4.9)	161.6
Notes payable to affiliates	27.7	3,536.7	1,551.0	(5,112.1)	3.3
Other noncurrent liabilities	119.0	197.4	632.4	—	948.8

Total liabilities	6,716.4	4,594.8	4,263.4	(8,941.6)	6,633.0

Minority interest in consolidated subsidiaries	—	118.5	23.4	(112.5)	29.4
Members' equity:
Members' equity	2,811.8	2,228.7	1,314.0	(3,542.7)	2,811.8
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
(Accumulated deficit) retained earnings	(1,131.7)	711.6	(33.1)	(678.5)	(1,131.7)
Accumulated other comprehensive (loss) income	(147.0)	103.9	(269.4)	165.5	(147.0)

Total members' equity	1,533.1	3,117.6	1,012.9	(4,130.5)	1,533.1

Total liabilities and members' equity	$8,249.5	$7,830.9	$5,299.7	$(13,184.6)	$8,195.5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$934.3	$2,420.1	$6,125.5	$—	$9,479.9
Related party sales	483.6	449.6	1,007.3	(1,769.6)	170.9

Total revenues	1,417.9	2,869.7	7,132.8	(1,769.6)	9,650.8
Cost of goods sold	1,084.3	2,527.5	6,247.2	(1,764.0)	8,095.0

Gross profit	333.6	342.2	885.6	(5.6)	1,555.8
Selling, general and administrative	140.3	119.7	611.6	(0.7)	870.9
Research and development	45.1	32.7	66.9	—	144.7
Other operating expense (income)	36.2	(120.5)	29.9	—	(54.4)
Restructuring, impairment and plant closing (credits) costs	(0.7)	(0.7)	43.3	—	41.9

Operating income	112.7	311.0	133.9	(4.9)	552.7
Interest expense, net	(64.2)	(94.8)	(127.9)	—	(286.9)
Gain (loss) on accounts receivable securitization program	8.9	(9.6)	(19.7)	—	(20.4)
Equity in (loss) income of investment in affiliates and subsidiaries	(79.2)	51.4	13.1	27.8	13.1
Other (expense) income	(6.2)	6.4	0.7	(4.6)	(3.7)

(Loss) income from continuing operations before income taxes and minority interest	(28.0)	264.4	0.1	18.3	254.8
Income tax benefit (expense)	29.4	(92.8)	22.6	—	(40.8)
Minority interest in subsidiaries' loss	—	—	9.3	(0.1)	9.2

Income from continuing operations	1.4	171.6	32.0	18.2	223.2
(Loss) income from discontinued operations, net of tax	(11.3)	(231.6)	14.8	—	(228.1)
Extraordinary loss on the acquisition of a business, net of tax	(1.5)	—	(5.0)	—	(6.5)

Net (loss) income	$(11.4)	$(60.0)	$41.8	$18.2	$(11.4)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$921.0	$2,688.6	$5,011.9	$—	$8,621.5
Related party sales	310.4	349.9	912.7	(1,463.6)	109.4

Total revenues	1,231.4	3,038.5	5,924.6	(1,463.6)	8,730.9
Cost of goods sold	911.9	2,681.3	5,153.5	(1,455.3)	7,291.4

Gross profit	319.5	357.2	771.1	(8.3)	1,439.5
Selling, general and administrative	132.8	119.8	508.3	(0.7)	760.2
Research and development	37.5	29.8	48.1	—	115.4
Other operating expense (income)	58.4	(160.0)	(12.0)	—	(113.6)
Restructuring, impairment and plant closing (credits) costs	(0.1)	2.8	12.6	—	15.3

Operating income	90.9	364.8	214.1	(7.6)	662.2
Interest expense, net	(138.4)	(82.2)	(134.6)	—	(355.2)
Gain (loss) on accounts receivable securitization program	13.3	(9.9)	(16.1)	—	(12.7)
Equity in income (loss) of investment in affiliates and subsidiaries	302.0	(19.5)	3.7	(282.6)	3.6
Other (expense) income	(42.0)	10.9	0.3	(6.6)	(37.4)

Income from continuing operations before income taxes and minority interest	225.8	264.1	67.4	(296.8)	260.5
Income tax benefit	7.4	8.5	15.4	—	31.3
Minority interest in subsidiaries' income	—	(39.8)	(1.0)	37.9	(2.9)

Income from continuing operations	233.2	232.8	81.8	(258.9)	288.9
Income (loss) from discontinued operations, net of tax	2.9	67.7	(181.8)	—	(111.2)
Extraordinary (loss) gain on the acquisition of a business, net of tax	(2.5)	—	58.4	—	55.9

Net income (loss)	$233.6	$300.5	$(41.6)	$(258.9)	$233.6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales	$866.9	$2,975.2	$4,466.6	$—	$8,308.7
Related party sales	248.9	278.7	933.3	(1,323.7)	137.2

Total Revenues	1,115.8	3,253.9	5,399.9	(1,323.7)	8,445.9
Cost of goods sold	845.0	2,854.2	4,633.2	(1,317.5)	7,014.9

Gross profit	270.8	399.7	766.7	(6.2)	1,431.0
Selling, general and administrative	109.8	132.4	385.3	(0.7)	626.8
Research and development	34.9	26.0	34.6	—	95.5
Other operating (income) expense	(25.1)	6.3	49.9	—	31.1
Restructuring, impairment and plant closing costs	4.8	16.3	85.4	—	106.5

Operating income	146.4	218.7	211.5	(5.5)	571.1
Interest expense, net	(220.7)	(67.9)	(137.0)	—	(425.6)
Gain (loss) on accounts receivable securitization program	15.7	(2.8)	(21.9)	—	(9.0)
Equity in income of investment in affiliates and subsidiaries	273.5	167.7	8.2	(441.2)	8.2
Other (expense) income	(119.7)	(54.2)	11.4	(5.1)	(167.6)

Income (loss) from continuing operations before income taxes and minority interest	95.2	261.5	72.2	(451.8)	(22.9)
Income tax benefit (expense)	60.7	15.3	(9.6)	—	66.4
Minority interest in subsidiaries' income	—	(20.0)	(0.8)	19.1	(1.7)

Income from continuing operations	155.9	256.8	61.8	(432.7)	41.8
(Loss) income from discontinued operations, net of tax	(16.3)	70.8	70.6	—	125.1
Cumulative effect of changes in accounting principle,
net of tax	(0.2)	(2.0)	(25.3)	—	(27.5)

Net income	$139.4	$325.6	$107.1	$(432.7)	$139.4

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(1,378.1)	$1,357.2	$84.6	$(6.1)	$57.6

Investing activities:
Capital expenditures	(41.9)	(313.5)	(309.7)	—	(665.1)
Acquisition of businesses, net of cash acquired and post-closing adjustments	(8.4)	—	21.1	—	12.7
Proceeds from sale of businesses/assets	348.3	485.8	16.3	—	850.4
Net collections (receivable) from affiliate	1,233.7	(83.4)	—	(1,328.6)	(178.3)
Investment in affiliates, net	19.1	(15.4)	(8.1)	(8.4)	(12.8)
Other, net	—	—	0.9	—	0.9

Net cash provided by (used in) investing activities	1,550.8	73.5	(279.5)	(1,337.0)	7.8

Financing activities:
Net repayments under revolving loan facilities	—	—	(17.1)	—	(17.1)
Net borrowings on overdraft facilities and other short-term debt	—	—	14.7	—	14.7
Repayments of long-term debt	(413.1)	(0.4)	(8.7)	—	(422.2)
Proceeds from long-term debt	249.5	—	16.6	—	266.1
Intercompany borrowings (repayments)	—	(1,412.0)	83.4	1,328.6	—
Net (repayments) borrowings on notes payable	(10.1)	—	6.5	—	(3.6)
Debt issuance costs paid	(4.6)	—	—	—	(4.6)
Call premiums related to early extinguishment of debt	(1.2)	—	—	—	(1.2)
Dividends paid	—	(6.1)	—	6.1	—
Other, net	—	(6.5)	(3.2)	8.4	(1.3)

Net cash provided by (used in) financing activities	(179.5)	(1,425.0)	92.2	1,343.1	(169.2)

Effect of exchange rate changes on cash	—	—	11.7	—	11.7

(Decrease) increase in cash and cash equivalents	(6.8)	5.7	(91.0)	—	(92.1)
Cash and cash equivalents at beginning of period	18.1	—	227.9	—	246.0

Cash and cash equivalents at end of period	$11.3	$5.7	$136.9	$—	$153.9

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
YEAR ENDED DECEMBER 31, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$1,496.5	$(980.8)	$378.2	$(10.4)	$883.5

Investing activities:
Capital expenditures	(31.1)	(112.7)	(406.1)	—	(549.9)
Acquisition of business, net of cash acquired	(10.1)	—	(166.8)	—	(176.9)
Proceeds from sale of businesses/assets	—	200.6	693.9	—	894.5
Net (receivable) collections from affiliate	(1,190.8)	425.1	—	765.7	—
Investment in affiliates, net	714.6	(7.4)	(13.8)	(705.3)	(11.9)
Other, net	—	—	3.4	—	3.4

Net cash provided by investing activities	(517.4)	505.6	110.6	60.4	159.2

Financing activities:
Net repayments under revolving loan facilities	—	—	(6.3)	—	(6.3)
Net repayments on overdraft facilities and other short-term debt	—	—	(6.8)	—	(6.8)
Repayments of long-term debt	(1,755.1)	(8.7)	(20.2)	—	(1,784.0)
Proceeds from long-term debt	810.3	—	62.1	—	872.4
Intercompany (repayments) borrowings	—	487.4	(426.9)	(60.5)	—
Net borrowings (repayments) on notes payable	17.0	(0.9)	(2.2)	—	13.9
Debt issuance costs paid	(12.8)	—	—	—	(12.8)
Call premiums related to early extinguishment of debt	(30.4)	—	—	—	(30.4)
Contribution from minority shareholder	—	—	6.2	—	6.2
Dividends paid	—	(10.5)	—	10.5	—
Other, net	—	—	4.0		4.0

Net cash (used in) provided by financing activities	(971.0)	467.3	(390.1)	(50.0)	(943.8)

Effect of exchange rate changes on cash	—	—	14.6	—	14.6

Increase (decrease) in cash and cash equivalents	8.1	(7.9)	113.3	—	113.5
Cash and cash equivalents at beginning of period	10.0	7.9	114.6	—	132.5

Cash and cash equivalents at end of period	$18.1	$—	$227.9	$—	$246.0

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
YEAR ENDED DECEMBER 31, 2005
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$288.0	$456.0	$248.2	$(11.2)	$981.0

Investing activities:
Capital expenditures	(32.9)	(70.2)	(235.6)	—	(338.7)
Proceeds from sale of assets	6.4	7.1	10.2	—	23.7
Investment in affiliates, net	(114.0)	(5.8)	(6.3)	124.3	(1.8)
Change in restricted cash	0.3	8.6	—	—	8.9
Other, net	—	(1.6)	0.7	—	(0.9)

Net cash used in investing activities	(140.2)	(61.9)	(231.0)	124.3	(308.8)

Financing activities:
Net (repayments) borrowings under revolving loan facilities	(125.0)	—	6.3	—	(118.7)
Repayments of long-term debt	(3,004.6)	(453.3)	(3.2)	—	(3,461.1)
Proceeds from long term debt	2,203.6	—	31.4	—	2,235.0
Intercompany borrowings (repayments)	179.7	116.0	(172.9)	(122.8)	—
Net (repayments) borrowings on notes payable	(30.5)	(1.9)	0.8	—	(31.6)
Debt issuance costs paid	(16.9)	(0.4)	—	—	(17.3)
Call premiums related to early extinguishment of debt	(64.2)	(50.8)	10.3	—	(104.7)
Dividend to parent for acquisition of minority interest	(124.8)	—	—	—	(124.8)
Capital contribution from parent	837.6	—	—	—	837.6
Dividends paid	—	(9.7)	—	9.7	—
Other, net	—	(0.1)	4.8	—	4.7

Net cash used in financing activities	(145.1)	(400.2)	(122.5)	(113.1)	(780.9)
Effect of exchange rate changes on cash	—	—	(2.3)	—	(2.3)

Increase (decrease) in cash and cash equivalents	2.7	(6.1)	(107.6)	—	(111.0)
Cash and cash equivalents at beginning of period	7.3	14.0	222.2	—	243.5

Cash and cash equivalents at end of period	$10.0	$7.9	$114.6	$—	$132.5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

        A summary of selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 is as follows (dollars in millions):

Huntsman Corporation

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$2,251.9	$2,471.3	$2,423.7	$2,503.9
Gross profit	391.0	387.6	400.7	360.4
Restructuring, impairment and plant closing costs	11.2	13.2	9.1	8.4
Income (loss) from continuing operations	47.4	62.5	(136.3)	77.9
Income (loss) before extraordinary loss	44.2	(62.0)	(150.0)	2.2
Net income (loss)	46.6	(70.9)	(150.0)	2.2
Basic income (loss) per share:
Income (loss) from continuing operations	0.21	0.28	(0.62)	0.35
Income (loss) before extraordinary loss	0.21	(0.28)	(0.68)	0.01
Net income (loss)	0.21	(0.32)	(0.68)	0.01
Diluted income (loss) per share:
Income (loss) from continuing operations	0.20	0.27	(0.62)	0.33
Income (loss) before extraordinary loss	0.19	(0.27)	(0.68)	0.01
Net income (loss)	0.20	(0.30)	(0.68)	0.01

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$2,045.2	$2,287.9	$2,250.0	$2,147.8
Gross profit	338.5	393.4	358.4	332.2
Restructuring, impairment and plant closing costs	8.1	1.2	3.5	2.5
Income from continuing operations	39.4	177.1	58.2	32.1
Income (loss) before extraordinary gain	69.0	212.4	(189.5)	82.0
Net income (loss)	69.0	262.9	(182.3)	80.2
Basic income (loss) per share:
Income from continuing operations	0.18	0.80	0.26	0.15
Income (loss) before extraordinary gain	0.31	0.96	(0.86)	0.37
Net income (loss)	0.31	1.19	(0.83)	0.36
Diluted income (loss) per share:
Income from continuing operations	0.17	0.76	0.26	0.14
Income (loss) before extraordinary gain	0.30	0.91	(0.81)	0.35
Net income (loss)	0.30	1.13	(0.78)	0.34

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

Huntsman International

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$2,251.9	$2,471.3	$2,423.7	$2,503.9
Gross profit	392.5	394.2	404.8	364.3
Restructuring, impairment and plant closing costs	11.2	13.2	9.1	8.4
Income from continuing operations	36.8	42.6	61.5	82.3
Income (loss) before extraordinary loss	33.6	(81.9)	47.8	(4.4)
Net income (loss)	36.0	(90.8)	47.8	(4.4)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$2,045.2	$2,287.9	$2,250.0	$2,147.8
Gross profit	342.5	396.7	363.7	336.6
Restructuring, impairment and plant closing costs	8.1	1.2	3.5	2.5
Income from continuing operations	37.7	139.3	61.1	50.8
Income (loss) before extraordinary gain	67.3	174.5	(166.6)	102.5
Net income (loss)	67.3	220.6	(157.7)	103.4

        During the fourth quarter of 2007, we began reporting the results of our U.S. base chemicals business as discontinued operations. All prior quarter information previously reported in our Quarterly Reports on Form 10-Q has been reclassified to conform to the current presentation.

HUNTSMAN CORPORATION (PARENT ONLY)
Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$0.1	$17.2
Prepaid expenses	0.3	—
Investment in government securities (restricted as to use)	3.6	14.1

Total current assets	4.0	31.3
Investment in government securities (restricted as to use)	—	3.5
Investment in and advances to affiliates	2,112.1	1,725.6

Total assets	$2,116.1	$1,760.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to affiliate	$183.6	$5.3
Dividends payable	3.6	14.6
Accured liabilities	100.6	—

Total current liabilities	287.8	19.9
Dividends payable	—	3.6
Other long term liability	1.7	0.3

Total liabilities	289.5	23.8

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 1,200,000,000 shares authorized, 222,012,474 and 221,549,461 issued and 221,036,190 and 220,652,429 outstanding in 2007 and 2006, respectively	2.2	2.2
Mandatory convertible preferred stock, $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,831.9	2,798.4
Unearned stock-based compensation	(11.3)	(12.5)
Accumulated deficit	(1,540.1)	(1,277.6)
Accumulated other comprehensive income (loss)	256.4	(61.4)

Total stockholders' equity	1,826.6	1,736.6

Total liabilities and stockholders' equity	$2,116.1	$1,760.4

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

	Year ended December 31,
	2007	2006	2005
Selling, general and administrative	$(4.4)	$(5.4)	$—
Interest income	1.2	1.5	2.7
Equity in income (losses) of subsidiaries	40.9	233.7	(37.3)
Expenses associated with the Merger	(209.8)	—	—

Net (loss) income	(172.1)	229.8	(34.6)
Preferred stock dividend	—	—	(43.1)

Net (loss) income available to common stockholders	$(172.1)	$229.8	$(77.7)

Net (loss) income	$(172.1)	$229.8	$(34.6)
Other comprehensive income (loss) from subsidiaries	317.8	149.0	(212.3)

Comprehensive income (loss)	$145.7	$378.8	$(246.9)

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Dollars in Millions)

	Shares
									Accumulated other comprehensive income (loss)
	Common Stock	Mandatory convertible preferred stock	Common stock	Preferred members' interest	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Total
Balance, January 1, 2005	—	—	$—	$195.7	$—	$712.5	$—	$(1,471.2)	$181.0	$(382.0)
Net loss	—	—	—	—	—	—	—	(34.6)	—	(34.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(212.3)	(212.3)
Exchange of previous common and preferred members' interest and warrants for common stock	164,769,665	—	1.6	(195.7)	—	885.5	—	—	—	691.4
Issuance of common stock and mandatory
convertible preferred stock	55,681,819	5,750,000	0.6	—	287.5	1,203.8	—	—	—	1,491.9
Issuance of nonvested stock awards	—	—	—	—	—	16.3	(16.3)	—	—	—
Recognition of stock-based compensation	—	—	—	—	—	4.8	4.5	—	—	9.3
Dividends declared on mandatory convertible preferred stock	—	—	—	—	—	(43.1)	—	—	—	— (43.1)

Balance, December 31, 2005	220,451,484	5,750,000	2.2	—	287.5	2,779.8	(11.8)	(1,505.8)	(31.3)	1,520.6
Net income	—	—	—	—	—	—	—	229.8	—	229.8
Other comprehensive income	—	—	—	—	—	—	—	—	149.0	149.0
Issuance of nonvested stock awards	—	—	—	—	—	9.0	(9.0)	—	—	—
Vesting of stock awards	278,531	—	—	—	—	0.2	—	—	—	0.2
Recognition of stock-based compensation	—	—	—	—	—	9.4	8.3	—	—	17.7
Cumulative effect of adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	(179.1)	(179.1)
Repurchase and cancellation of stock awards	(77,586)	—	—	—	—	—	—	(1.6)	—	(1.6)

Balance, December 31, 2006	220,652,429	5,750,000	2.2	—	287.5	2,798.4	(12.5)	(1,277.6)	(61.4)	1,736.6
Net loss	—	—	—	—	—	—	—	(172.1)	—	(172.1)
Other comprehensive income	—	—	—	—	—	—	—	—	317.8	317.8
Issuance of nonvested stock awards	—	—	—	—	—	10.0	(10.0)	—	—	—
Vesting of stock awards	393,555	—	—	—	—	0.4	—	—	—	0.4
Stock options exercised	99,332	—	—	—	—	2.1	—	—	—	2.1
Recognition of stock-based compensation	—	—	—	—	—	13.3	11.2	—	—	24.5
Repurchase and cancellation of stock awards	(109,126)	—	—	—	—	—	—	(2.2)	—	(2.2)
Dividends declared on common stock	—	—	—	—	—	—	—	(88.4)	—	(88.4)
Reversal of valuation allowance on deferred tax assets related to previous equity transactions	—	—	—	—	—	7.7	—	—	—	7.7
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	—	0.2	—	0.2

Balance, December 31, 2007	221,036,190	5,750,000	$2.2	$—	$287.5	$2,831.9	$(11.3)	$(1,540.1)	$256.4	$1,826.6

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2007	2006	2005
Operating Activities:
Net income (loss)	$(172.1)	$229.8	$(34.6)
Noncash interest income	—	—	(1.1)
Equity in losses of subsidiaries	(40.9)	(233.7)	37.3
Changes in operating assets and liabilities	103.8	5.5	—

Net cash (used in) provided by operating activities	(109.2)	1.6	1.6

Investing Activities:
Net investment in and advances to subsidiaries	$—	$—	$(1,442.3)
Net investment in government securities (restricted as to use)	14.4	14.4	(30.1)

Net cash provided by (used in) investing activities	14.4	14.4	(1,472.4)

Financing Activities:
Dividends paid to preferred stockholders	$(14.4)	$(14.4)	$(10.8)
Dividends paid to common stockholders	(88.4)	—	—
Stock options exercised	2.2	—	—
Net payable to affiliate	178.3	5.3	—
Net proceeds from issuance of common and preferred stock	—	—	1,491.9

Net cash provided by (used in) financing activities	77.7	(9.1)	1,481.1

(Decrease) increase in cash	(17.1)	6.9	10.3
Cash at beginning of period	17.2	10.3	—

Cash at end of period	$0.1	$17.2	$10.3

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$39.0	$3.0	$1.3	$—	$43.3
Year ended December 31, 2006	$33.7	$6.4	$—	$(1.1)	$39.0
Year ended December 31, 2005	$25.8	$4.2	$3.7	$—	$33.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$39.0	$3.0	$1.3	$—	$43.3
Year ended December 31, 2006	$33.7	$6.4	$—	$(1.1)	$39.0
Year ended December 31, 2005	$25.8	$4.2	$3.7	$—	$33.7

EXHIBIT INDEX

Number	Description
1.1	Underwriting Agreement, dated as of August 2, 2007, by and among the Company, MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed on August 6, 2007)
2.1
Asset Purchase Agreement, dated February 15, 2007 among Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LLC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on February 20, 2007)
2.2
Amended and Restated Asset Purchase Agreement dated June 22, 2007 among Flint Hills Resources, LP, Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 25, 2007)
2.3
Agreement and Plan of Merger, dated as of June 26, 2007, among the Company, Basell AF and BI Acquisition Holdings Limited (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 27, 2007)
2.4
Agreement and Plan of Merger, dated as of July 12, 2007, among the Company, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on July 13, 2007)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-120749))
3.2	Certificate of Designations, Preferences and Rights of 5% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005)
3.3	Amended and Restated Bylaws of the Company (incorporated be reference to Exhibit 3.2 to our current report on Form 8-K filed November 6, 2007)
4.1
Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.2	Form of Unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.1)
4.3	Form of Guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.1)
4.4
Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.5	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.4)
4.6	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.4)

4.7	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.4)
4.8
Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.9	Form of Restricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-1 to Exhibit 4.8)
4.10	Form of Restricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-2 to Exhibit 4.8)
4.11	Form of Unrestricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-3 to Exhibit 4.8)
4.12	Form of Unrestricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-4 to Exhibit 4.8)
4.13	Form of Guarantee (included as Exhibit E to Exhibit 4.8)
4.14
Registration Rights Agreement dated as of February 10, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 16, 2005)
4.15	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our registration statement on Form S-1 (File No. 333-120749))
4.16	Form of mandatory convertible preferred stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005)
4.17
Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% Huntsman LLC Senior Notes due 2012 and Huntsman LLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.18
Supplemental Indenture, dated as of July 13, 2005 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% Huntsman LLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.19
Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.20
Supplemental Indenture dated August 16, 2005, to Indenture dated as of September 30, 2003 by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 5/8% Senior Secured Notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.7 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)

4.21
Supplemental Indenture dated August 16, 2005, to Indenture dated as of June 22, 2004 by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011, originally issued by Huntsman LLC (incorporated by reference at Exhibit 4.10 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.22
Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
4.23
Form of Restricted Stock Unit Agreement for Outside Directors effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
4.24
Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the $200,000,000 7 7/8% Senior Subordinated Notes due 2014 and the €400,000,000 6 7/8 Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)
4.25		Form of Restricted 7 7/8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-1 to Exhibit 4.24)
4.26		Form of Restricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-2 to Exhibit 4.24)
4.27		Form of Unrestricted 7 7/8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-3 to Exhibit 4.24)
4.28		Form of Unrestricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-4 to Exhibit 4.24)
4.29
Exchange and Registration Rights Agreement, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and the Purchasers as defined therein, relating to $200,000,000 aggregated principal amount of the 7 7/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)
4.30
Amended and Restated Registration Rights Agreement dated July 12, 2007 among the Company, Huntsman Family Holdings Company LLC, MatlinPatterson Global Opportunities Partners, L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda), L.P. and the other stockholders party thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 13, 2007)
4	.31*	Form of Restricted Stock Agreement for Outside Directors
4	.32*	Form of Restricted Stock Unit Agreement for Outside Directors
10.1
Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.2
Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.3
Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)

10.4		Gift Agreement by and among Huntsman Group Inc. and the Jon and Karen Huntsman Foundation (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-120749))
10.5
Pledge, Assignment and Collateral Agency Agreement dated February 16, 2005 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 16, 2005)
10.6		Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))
10.7		Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))
10.8		Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))
10.9		Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))
10.10		Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))
10	.11*	Form of Executive Severance Plan (as amended and restated)
10.12		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))
10.13		Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.24 to amendment No. 1 to our registration statement on Form S-1 dated January 6, 2005 (File No. 333-120749))
10.14		Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))
10.15
Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three-months ended March 31, 2005)
10.16
Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
10.17
Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing Huntsman International LLC's 11 5/8% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
10.18
Second Amendment to Amended and Restated Pooling Agreement, dated August 16, 2005, among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)

10.19
Fourth Amendment to 2000-1 Supplement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
10.20	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005)
10.21	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed December 30, 2005)
10.22	Huntsman Supplemental Executive MPP Plan (incorporated be reference to Exhibit 10.2 of our current report on Form 8-K filed December 30, 2005)
10.23	Amended and Restated Huntsman Supplemental Savings Plan (incorporated be reference to Exhibit 10.3 of our current report on Form 8-K filed December 30, 2005)
10.24	Huntsman Outside Directors Elective Deferral Plan (incorporated be reference to Exhibit 10.4 of our current report on Form 8-K filed December 30, 2005)
10.25
Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland), as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.26
Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, Jupiter Securitization Corporation, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and J.P.Morgan (Ireland) plc, as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.27
Amended and Restated Contribution Agreement, between Huntsman International LLC and Huntsman Receivables Finance LLC, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.28
Second Amended and Restated Servicing Agreement, dated as of April 18, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.29
Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006)
10.30
Withdrawal of Originator, dated November 28, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.30 to our annual report on Form 10-K filed on March 1, 2007).

10.31
Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 23, 2007)
10	.32*	First Amendment to Huntsman Supplemental Executive Retirement Plan
10	.33*	First Amendment to Huntsman Supplemental Executive MPP Plan
10	.34*	First Amendment to Huntsman Supplemental Savings Plan
10	.35*	Second Amendment to Huntsman Supplemental Savings Plan
10	.36*	First Amendment to Huntsman Outside Directors Elective Deferral Plan
10	.37*	Form of Restricted Stock Agreement
10	.38*	Form of Phantom Share Agreement
21	.1*	Subsidiaries of the Company
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.