Form 10-K/A
period 2007-12-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2008-06-30
CIK 1089748, 1307954

Use these links to rapidly review the document
HUNTSMAN CORPORATION AND SUBSIDIARIES HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES AMENDMENT NO. 2 ON FORM 10-K/A TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 2

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

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

           On June 29, 2007, the last business day of the registrant's second fiscal quarter, the aggregate market value of voting and non-voting common equity held by nonaffiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$2,205,082,624(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

(1)
Based on the closing price of $24.31 per share of common stock as quoted on the New York Stock Exchange.
(2)
All units of membership interest are held by Huntsman Corporation, an affiliate.

           On February 21, 2008, the number of shares outstanding of each of the registrant's classes of common equity was as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	234,053,329
Huntsman International LLC	Units of Membership Interest	2,728

           This Amendment No. 2 on Form 10-K/A presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Amendment No. 2 on Form 10-K/A is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated.

           Huntsman International LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

           None.

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A (this "Amendment No. 2") amends our annual report on Form 10-K for the year ended December 31, 2007 (our "2007 10-K"), originally filed with the Securities and Exchange Commission (the "Commission") on February 22, 2008, solely to amend Item 15 to include the separate financial statements of Sasol-Huntsman GmbH and Co. KG as required under Rule 3-09 of Regulation S-X. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 is set forth in its entirety below. The separate financial statements of Sasol-Huntsman GmbH and Co. KG are attached as Exhibit 99.1 to this Amendment No. 2.

        In connection with the filing of this Amendment No. 2 and pursuant to the Commission's rules, we are including currently dated certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

        This Amendment No. 2 is being filed solely to include the separate financial statements of our joint-venture, Sasol-Huntsman GmbH and Co. KG, as required by the Commission's regulations. Except as otherwise specifically indicated herein, this Amendment No. 2 does not reflect events occurring after the February 22, 2008 filing of our 2007 10-K and does not modify or update the disclosures set forth in our 2007 10-K, including the financial statements and notes to financial statements set forth in our 2007 10-K. We direct you to our filings with the Commission made subsequent to February 22, 2008 for additional information on events subsequent to February 22, 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
AMENDMENT NO. 2 ON FORM 10-K/A
TABLE OF CONTENTS

Page
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	1

i

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed with this report.

1.
Financial Statements: Financial Statements of Sasol-Huntsman GmbH and Co. KG filed as Exhibit 99.1.

2.
Financial Statement Schedules: None.

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
4.31	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)
4.32	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)
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
10.6	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))
10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))
10.8	Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))
10.9	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))
10.10	Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))

10.11	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.11 to our annual report on Form 10-K filed on February 22, 2008)
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))
10.13	Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.24 to amendment No. 1 to our registration statement on Form S-1 dated January 6, 2005 (File No. 333-120749))
10.14	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))
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
10.32	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)
10.33	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)
10.34	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)
10.35	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)
10.36	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)
10.37	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)

10.38		Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to our annual report on Form 10-K filed on February 22, 2008)
23.1*		Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Financial Statements of Sasol-Huntsman GmbH and Co. KG

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2008

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer