Form 10-K/A
period 2007-12-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2008-07-07
CIK 1089748, 1307954

Use these links to rapidly review the document
HUNTSMAN CORPORATION AND SUBSIDIARIES HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES AMENDMENT NO. 3 ON FORM 10-K/A TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 3

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

           This Amendment No. 3 on Form 10-K/A presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Amendment No. 3 on Form 10-K/A is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated.

           Huntsman International LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

           None.

EXPLANATORY NOTE

        This Amendment No. 3 on Form 10-K/A to our Form 10-K for the year ended December 31, 2007 is being filed solely to include two tables ("Movements in Fixed Assets as at 30 June 2007" and "Movements in Fixed Assets in the Business Year 2005/2006") that were inadvertently omitted from Exhibit 99.1 to our Amendment No. 2 on Form 10-K/A.

        This Amendment No. 3 does not reflect events occurring after the February 22, 2008 filing of our 2007 10-K and does not modify or update the disclosures set forth in our 2007 10-K, including the financial statements and notes to financial statements set forth in our 2007 10-K. We direct you to our filings with the Commission made subsequent to February 22, 2008 for additional information on events subsequent to February 22, 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
AMENDMENT NO. 3 ON FORM 10-K/A
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
10.32	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)
10.33	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)
10.34	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)
10.35	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)
10.36	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)
10.37	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)

10.38		Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to our annual report on Form 10-K filed on February 22, 2008)
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Financial Statements of Sasol-Huntsman GmbH and Co. KG

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: July 3, 2008

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer