Form 10-K/A
period 2008-12-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2009-04-30
CIK 1089748, 1307954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

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

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Huntsman Corporation	YES ☐	NO ☐
Huntsman International LLC	YES ☐	NO ☐

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

            On June 30, 2008, the last business day of the registrant's second fiscal quarter, the aggregate market value of voting and non-voting common equity held by nonaffiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$1,857,576,135(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

      (1)
      Based on the closing price of $11.40 per share of common stock as quoted on the New York Stock Exchange.

      (2)
      All units of membership interest are held by Huntsman Corporation, an affiliate.

            On February 13, 2009, the number of shares outstanding of each of the registrant's classes of common equity was as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	234,430,334
Huntsman International LLC	Units of Membership Interest	2,728

            This Amendment No. 1 on Form 10-K/A presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Amendment No. 1 on Form 10-K/A is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated.

            Huntsman International LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

            None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends our annual report on Form 10-K for the year ended December 31, 2008 (our "2008 10-K"), originally filed with the Securities and Exchange Commission (the "Commission" or "SEC") on February 26, 2009. As permitted by General Instruction (G)(3) of Form 10-K, we did not include the information required by Part III of Form 10-K in our 2008 10-K. In accordance with General Instruction (G)(3) of Form 10-K, this Amendment No. 1 is being filed to include the information required by Part III of Form 10-K.

        Except as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the February 26, 2009 filing of our 2008 10-K and does not modify or update the disclosures set forth in our 2008 10-K. We direct you to our filings with the Commission made subsequent to February 26, 2009 for additional information on events subsequent to February 26, 2009.

i

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
AMENDMENT NO. 1 ON FORM 10-K/A

ii

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to our directors is presented below, as of April 15, 2009.

Class I Directors (term expires in 2011)
Jon M. Huntsman
Mr. Huntsman, age 71, is the Executive Chairman of the Board of Directors of our Company. Prior to appointment as Executive Chairman effective February 1, 2009, Mr. Huntsman served as Chairman of the Board of Directors of our Company, a position he had held since our Company was formed. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as Chief Executive Officer of our Company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute. Mr. Huntsman is the father of our CEO, Peter R. Huntsman.
Marsha J. Evans
Ms. Evans, age 61, has served as a Director since August 2005. Ms. Evans served as President and Chief Executive Officer of The American Red Cross from August 2002 until December 2005. Ms. Evans previously served as the National Executive Director of Girl Scouts of the USA from 1998 until July 2002. She served with the United States Navy for 29 years, where she was commissioned ensign in 1968 and attained the rank of rear admiral before retiring in 1998. Prior to retirement, she served as superintendent of the Naval Postgraduate School in Monterey, California, and as director of the George C. Marshall European Center for Security Studies. Ms. Evans also serves as a director of Weight Watchers International, Inc., Lehman Brothers Holdings Inc. and Office Depot, Inc.
Class II Directors (term expires in 2009)
Peter R. Huntsman
Mr. Huntsman, age 46, has served as a Director since October 2004. Mr. Huntsman is President, Chief Executive Officer and a Director of our Company. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman.

Wayne A. Reaud	Mr. Reaud, age 61, has served as a Director since March 2005. Mr. Reaud currently serves as the Chairman of our Litigation Committee, which was formed in November 2008, and he served as the Chairman of our Compensation Committee from March 2005 until January 2009. Mr. Reaud is a trial lawyer and the founder of the law firm of Reaud, Morgan & Quinn. For over thirty years, he has represented clients in significant cases involving personal injury, product and premises liability, toxic torts and business litigation. Mr. Reaud has handled first impression mass tort litigation involving asbestos premises liability claims, including the largest asbestos product liability class action lawsuit in the history of Texas courts. He also represented the State of Texas in its landmark litigation against the tobacco industry. Mr. Reaud currently serves as Chairman of the Board of the Beaumont Foundation of America and is President and a Director of the Reaud Charitable Foundation. He is a Life Fellow of the Texas Bar Foundation and a Fellow of the International Society of Barristers. Mr. Reaud was chosen as the Most Distinguished Alumni of Texas Tech University Law School in 1998. He is listed in Best Lawyers in America.
Alvin V. Shoemaker
Mr. Shoemaker, age 70, has served as a Director since March 2005. Mr. Shoemaker has been a private investor since his retirement as Chairman of the Board of First Boston Corporation and First Boston, Inc. in 1989, a position he assumed in 1983. Mr. Shoemaker also serves as a director of Wynn Resorts Limited.
Class III Directors (term expires in 2010)
Nolan D. Archibald
Mr. Archibald, age 65, has served as a Director since March 2005. Mr. Archibald was appointed as Chairman of the Compensation Committee in January 2009. Mr. Archibald has been President and Chief Executive Officer of The Black & Decker Corporation since 1986 and Chairman of the Board of The Black & Decker Corporation since 1987. Mr. Archibald also serves as a director of Lockheed Martin Corporation and Brunswick Corporation.
H. William Lichtenberger
Mr. Lichtenberger, age 73, has served as a Director since March 2005 and has served as Vice Chairman and Lead Director since February 2009. He has also served as Chairman of the Nominating and Governance Committee since March 2005. Mr. Lichtenberger was the Chairman and Chief Executive Officer of Praxair, Inc. from 1992 until his retirement in 2000. From 1990 until 1992, he was President and Chief Operating Officer of Union Carbide Corporation. Mr. Lichtenberger also serves as a director of Ingersoll-Rand Company Limited.
Richard A. Michaelson
Mr. Michaelson, age 57, has served as a Director and Chairman of the Audit Committee since October 2004. Mr. Michaelson is the Chief Financial Officer of Life Sciences Research Inc., a contract research organization providing global outsourcing services to the pharmaceutical industry. Prior to his joining Life Sciences Research Inc. in 1998, he was a partner in Focused Healthcare Partners, a healthcare investment company. Mr. Michaelson was the Chief Financial Officer of Unilab Corporation, California's largest provider of clinical laboratory services, from 1993 to 1997, and held a succession of senior management positions at MetPath (now Quest Diagnostics) between 1982 and 1993. Mr. Michaelson was a financial analyst at IBM from 1979 to 1982.

 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our directors and executive officers, among others, to file with the SEC and the NYSE an initial report of ownership of our common stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16 forms that they file related to our stock transactions. Under SEC rules, certain forms of indirect ownership and ownership of our common stock by certain family members are covered by these reporting requirements. As a matter of practice, our administrative staff assists our directors and executive officers in preparing initial ownership reports and reporting ownership changes and typically files these reports on their behalf.

        Based solely on a review of the copies of Forms 4 and 5 furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during 2008 all of our executive officers, directors and greater than 10% holders filed the reports required to be filed under Section 16(a) on a timely basis under Section 16(a).

Financial Code of Ethics and Business Conduct Guidelines

        Our Board has adopted a Financial Code of Ethics for Senior Financial Officers. This code of ethics applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Among other matters, this code of ethics is designed to promote:

  •
  honest and ethical conduct;

  •
  avoidance of conflicts of interest;

  •
  full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;

  •
  compliance with applicable governmental laws and regulations and stock exchange rules;

  •
  prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  •
  accountability for adherence to the code.

        In addition, the Board has adopted our Business Conduct Guidelines. The Board requires all directors, officers and employees to adhere to these guidelines in addressing the legal and ethical issues encountered in conducting their work. The Financial Code of Ethics and Business Conduct Guidelines are available on our website at www.huntsman.com. We will also furnish copies of the Financial Code of Ethics and Business Conduct Guidelines to any person who requests them. Requests for copies should be directed to the Corporate Secretary, 500 Huntsman Way, Salt Lake City, Utah, 84108 or to corporatesecretary@huntsman.com.

Audit Committee

        Our Board currently has, and appoints the members of, a standing Audit Committee. The current members of the audit committee are Richard A. Michaelson (Chair), H. William Lichtenberger and Alvin V. Shoemaker. Our Board has determined that Mr. Michaelson, the Chairman of the Audit Committee, qualifies as an "audit committee financial expert" as defined by the regulations of the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

        The following Compensation Discussion and Analysis provides information regarding the compensation paid to our Chief Executive Officer, Chief Financial Officer and the other three most highly compensated executive officers in 2008. We refer to these individuals as "named executive officers." Our named executive officers are Peter R. Huntsman, President and Chief Executive Officer, J. Kimo Esplin, Executive Vice President and Chief Financial Officer, Samuel D. Scruggs, Executive Vice President, General Counsel and Secretary, Anthony P. Hankins, Division President, Polyurethanes, and Paul G. Hulme, Division President, Textile Effects. Under applicable rules, we also provide certain information concerning Kevin J. Ninow, formerly Division President, Base Chemicals, who served in that position until June 1, 2008.

Compensation Philosophy and Objectives

        Our executive compensation programs are designed to attract, motivate and retain executives critical to our long-term success and the creation of stockholder value. Our fundamental compensation philosophy is that performance should have a significant impact on compensation and, consequently, we attempt to closely link executive officers' total compensation with the achievement of annual and long-term performance goals. Management and the Compensation Committee believe that compensation decisions are complex and require careful review of individual and Company performance and chemical and general industry compensation levels. The Compensation Committee awards compensation to our executive officers based upon corporate, business division and individual performance and designs compensation so as to motivate executive officers to achieve strategic objectives and to continue to perform at the highest levels.

        Based on the objectives described above, we strive to set a total compensation opportunity within range of the median of the total direct compensation paid to similarly situated personnel at comparable companies against whom we compete both in the chemical industry marketplace and in the broader market for executives, key employees and outside directors. Actual compensation may be above or below the median based on the actual performance of our Company and the individual, with the opportunity to achieve upper quartile compensation based on superior performance. This approach is intended to ensure that a significant portion of executive compensation is based on our financial and strategic performance.

Roles and Responsibilities

        The Compensation Committee, management and an independent compensation consultant retained by the Compensation Committee are involved in the development, review, evaluation and approval of our executive compensation programs.

        Executive Management.    Our Chief Executive Officer sets our strategic direction and strives to promote compensation programs that motivate executives' behavior consistent with strategic objectives. Our Chief Executive Officer is assisted by our Vice President, Global Human Resources, who provides assistance with the design and development of compensation programs, the interpretation of data and the effects of adjustments and modifications to compensation programs. Our Chief Financial Officer and our General Counsel also assist our Chief Executive Officer by advising on legal and financial considerations relevant to these programs. In collaboration with the Compensation Committee and the compensation consultant, management coordinates the annual review of the compensation programs for the executive officers. This review includes an evaluation of individual and corporate performance, competitive practices and trends and various compensation issues. Based on the results of this review, management makes recommendations to the Compensation Committee regarding the compensation of each of the executive officers, other than the Chief Executive Officer.

        Compensation Committee.    The Compensation Committee has overall responsibility for the approval of programs that are reasonable, consistent with our stated compensation philosophy and support our business goals and objectives. The Board established the Compensation Committee in February 2005 at the time of our initial public offering, and the current members of the Compensation Committee were appointed in March 2005. The Compensation Committee consists of three directors, Messrs. Nolan D. Archibald (Chairman), Wayne A. Reaud and Alvin V. Shoemaker, each of whom is independent within the meaning of current NYSE rules.

        The Compensation Committee has authority and responsibility for the review, evaluation and approval of the compensation structure and level for all of our executive officers. This includes the articulation of a compensation philosophy, and policies and plans covering our executive officers. The Compensation Committee also conducts an annual review and approval of the Chief Executive Officer's annual compensation, including an evaluation of his performance, corporate goals and objectives relevant to his compensation, and his compensation under various circumstances, including upon retirement or a change in control.

        The Compensation Committee operates pursuant to a charter, which is available on our website at www.huntsman.com. Under its charter, the stated purposes of the Compensation Committee are:

  •
  to review, evaluate and approve our compensation agreements, incentive- compensation and equity-based plans, policies and programs;

  •
  to carry out its responsibilities under applicable securities laws and regulations relating to our proxy statement for our annual meeting of stockholders or other applicable report or filing;

  •
  to otherwise discharge the Board's responsibilities relating to compensation of our executive officers and directors; and

  •
  to perform such other functions as the Board may assign to the Compensation Committee from time to time.

        The Compensation Committee's charter permits the Compensation Committee to form and delegate some or all of its authority to subcommittees when it deems appropriate. In particular, the Compensation Committee may delegate the approval of award grants and other responsibilities regarding the administration of compensatory programs to a subcommittee consisting solely of members of the Compensation Committee who are non-employee directors or outside directors.

        The Compensation Committee typically meets at least four times each year to address various compensation issues and processes. Our Chief Executive Officer does not have the ability to call Compensation Committee meetings, but generally attends Compensation Committee meetings at the Compensation Committee's request to answer questions and provide input regarding the performance of our executive officers. However, the Chief Executive Officer is not present while decisions regarding his compensation are made. In addition, each Compensation Committee meeting usually includes an executive session without members of management present. The Compensation Committee met four times during 2008, and each of these meetings included an executive session. Our Chief Executive Officer attended four Compensation Committee meetings in 2008. The Compensation Committee regularly reports to the full Board regarding executive compensation matters.

        Compensation Consultant.    The Compensation Committee has sole authority to retain and terminate the services of a compensation consultant who reports to the Compensation Committee. The role of the compensation consultant is to advise the Compensation Committee in its oversight role, advise management in the executive compensation design process and provide independent compensation data and analysis to facilitate the annual review of the programs. The compensation consultant, who is a Principal at Towers Perrin, attends Compensation Committee meetings as requested by the Compensation Committee. During 2008, the compensation consultant attended three Compensation Committee meetings.

        Services performed by the compensation consultant for the Compensation Committee during 2008 included evaluation of levels of executive compensation as compared to general market compensation data and peer companies' compensation data, preparation of tally sheets for each of the executive officers, evaluation of proposed compensation programs or changes to existing programs and providing information on current executive compensation trends and regulations.

        In order to ensure the continued independence of the compensation consultant, the entire Board is made aware of all other services performed by Towers Perrin for our Company. During 2008, these other services, which were performed by Towers Perrin associates other than the compensation consultant, were comprised of U.S. and global actuarial services, health and welfare consulting and general compensation services.

        In 2008, our Chief Executive Officer did not meet with the compensation consultant outside of Compensation Committee meetings and met with the compensation consultant at such meetings only when members of the Compensation Committee were present. Our Chief Executive Officer did not retain or consult with any other compensation consultant.

Annual Review of Executive Compensation

        Our management and the Compensation Committee generally strive to maintain an executive compensation program that is structured to provide executive officers with a total compensation package that, at expected levels of performance, is comparable to those provided to other executives holding comparable positions or having similar qualifications in other similarly situated organizations in the chemical industry and the general market. These objectives are achieved through an annual review of the compensation of each of our executive officers. Variations from general standards may be made when appropriate to promote specific Company strategies or in response to unusual circumstances or conditions (such as the current economic downturn).

        In preparation for the annual review for 2008, the compensation consultant conducted competitive compensation analyses using several sources of data. One source of data specifically utilized in evaluating compensation levels of the executive officers, and particularly the named executive officers, was proxy statements filed by our chemical industry peer companies. Additional information regarding the peer group of companies is provided below. Please see "Compensation Discussion and Analysis—Compensation Peer Group." We also utilized nationally recognized compensation surveys to assess the competitiveness of executive compensation. Specific survey benchmark matches were identified for each executive officer position.

        The compensation consultant prepared a report to the Compensation Committee that included extensive analyses of compensation based on competitive market data gathered from peer proxy statements and published and private survey sources. In addition to this report, the compensation consultant prepared a total compensation report or "tally sheet" for each of the executive officers, including our Chief Executive Officer. Each tally sheet showed the total dollar value of the executive officer's annual compensation, including the executive's base salary, bonus, long-term incentives, lump sum present value of retirement benefits, company contributions for health and welfare plans, tax gross-ups and applicable perquisites. In addition, these tally sheets estimated the potential payment(s) under a variety of termination scenarios (voluntary termination, for-cause termination, without-cause termination or termination by employee with good reason, and termination due to change in control) and are utilized as a tool to provide transparency as to the impact of each compensation component. Each time the Compensation Committee reviews a component of compensation, it considers the component in light of total compensation.

        The tally sheets provide the Compensation Committee with context for the decisions they make in relation to total direct compensation. Although they do not necessarily drive decision making with regard to specific components of the total compensation program, the tally sheets enable the Compensation Committee to assess, on a comprehensive basis, total direct compensation and the relationship of various components of the total compensation program to each other. The tally sheets may also influence the Compensation Committee's views on a variety of issues, such as changes to severance plans and employment agreements, special equity grants to promote retention, or changes in long-term variable equity incentives.

        The Compensation Committee reviews different components of compensation at different meetings during the year. Each time a component is reviewed, we provide the Compensation Committee with a report that contains each executive officer's base salary, equity holdings and merit history for the prior three years, and includes the Chief Executive Officer's recommendations regarding the specific compensation being considered at that meeting. With respect to our named executive officers other than our Chief Executive Officer, this recommendation is made by our Chief Executive Officer after consultation with our Vice President, Global Human Resources. After reviewing these materials, the Compensation Committee considers each executive's performance through a review of objective results, reports from other senior management (for all executives other than our Chief Executive Officer) and, in many cases, personal observation. As part of this process, the Chief Executive Officer provides the Compensation Committee with his evaluation of the performance of each executive officer during the prior year. The Compensation Committee considers all of the information provided to them to arrive at individual compensation decisions.

        In making its decisions regarding each executive officer's compensation, the Compensation Committee considers the nature and scope of all elements of the executive's total compensation package, the executive's responsibilities and his or her effectiveness in supporting our key strategic, operational and financial goals.

Compensation Peer Group

        In determining the appropriate amount for each element of the executive officers' total direct compensation (base salary, annual incentives, special project bonuses and long-term incentives), the Compensation Committee considers the compensation paid for similar positions at other companies within a peer group of companies. The peer group is comprised of companies against which we compete in the global chemical industry for executives, key employees and outside directors. The selected peer companies fall within a range of comparison factors (both above and below us) such as revenue, market capitalization and net income. The peer group data supplied by the compensation consultant to the Compensation Committee is not adjusted based on any of these factors. The list of companies that comprise the peer group was initially developed in 2005 and was subsequently modified based on suggestions from the compensation consultant and finalized based on input from our management and the Chairman of the Compensation Committee. Some variation may take place from year to year in the composition of this group based on an analysis provided by the compensation consultant that is reviewed for appropriateness by the Compensation Committee. The current peer group is comprised of the following thirteen companies:

•	3M Company	•	Monsanto Chemical Company
•	Air Products and Chemicals Incorporated	•	OM Group Incorporated
•	Avery Dennison Corporation	•	PPG Industries Incorporated
•	Dow Chemical Company	•	Praxair Incorporated
•	EI Du Pont de Nemours and Company	•	Rohm and Haas Company
•	Eastman Chemical Company	•	Sherwin-Williams Company
•	LyondellBasell Industries

        This competitive market data provides a frame of reference for the Compensation Committee when evaluating executive compensation, but is not the only factor considered for our executives' compensation. In addition to the peer group noted above, the Compensation Committee uses nationally recognized compensation surveys to assess the broader market competitiveness of our executive compensation. This data is generally provided by the compensation consultant and is the product of published and private survey sources representing compensation amounts for similar positions within general industry and chemical industry companies. The Compensation Committee uses data from these broad market surveys to provide additional information against which they can compare the competitiveness of our executive compensation.

Mix of Compensation

        The key elements of direct compensation for the executive officers are base salary, annual incentive compensation, special project bonuses and equity-based compensation, which is typically provided through stock options and restricted stock. The Compensation Committee strives to align the relative proportion of each element of total direct compensation with the competitive market and our objectives, as well as to preserve the flexibility to respond to the continually changing global environment in which we operate. Generally, as employees move to higher levels of responsibility with greater ability to influence our results, the percentage of performance-based pay will increase. The Compensation Committee's goal is also to strike the appropriate balance between annual and long-term incentives, and it may adjust the allocation of pay to best support our objectives. For 2008, the mix of these three elements for each of the named executive officers is illustrated in the following chart:

Percent of Total Direct Compensation

Officer	Base Salary	Annual Incentive Compensation	Long-Term Incentive Awards(1)
Peter R. Huntsman	31%	0%	69%
J. Kimo Esplin	38%	0%	62%
Samuel D. Scruggs	36%	0%	64%
Anthony P. Hankins	52%	0%	48%
Paul G. Hulme	54%	0%	46%
Kevin J. Ninow	100%	0%	0%

(1)
Based on the FAS 123(R) grant date fair value of restricted stock granted in 2008.

        The mixture of pay elements described above represents our belief that executive officers should have elements of their compensation tied to both short and long-term objectives. This pay mixture is the result of our historical pay practices, management recommendations and Compensation Committee determinations. For 2008, the Compensation Committee, based in part on the recommendation of the Chief Executive Officer, determined that no incentive compensation bonuses for the named executive officers (including the Chief Executive Officer) would be payable under the annual incentive compensation program.

Elements of Executive Compensation

        In addition to the key elements of base salary, annual incentive compensation, special project bonuses and equity-based compensation, our executive officers also are eligible for elements of indirect compensation comprised of health and welfare benefits, retirement and savings plans and certain perquisites. The Compensation Committee considers each of the key elements and the indirect elements when evaluating the overall compensation program design.

        Annual Base Salary.    The Compensation Committee establishes base salaries that are sufficient to attract and retain individuals with the qualities it believes are necessary for our long-term financial success and that are competitive in the marketplace.

        An executive officer's base salary generally reflects the officer's responsibilities, tenure, job performance, special circumstances (such as overseas assignments) and the market for the executive's services. The Compensation Committee reviews the base salaries of each executive officer, including the Chief Executive Officer, on an annual basis. In addition to these annual reviews, the Compensation Committee may, at any time, review the salary of an executive who has received a significant promotion, whose responsibilities have been increased significantly or who is subject to competitive pressure. Any adjustments are based on the results of the annual review of market pay data, changes in the cost of living, job performance or the expansion of duties and responsibilities. No pre-determined weight or emphasis is placed on any one of these factors.

        As part of its normal annual review cycle, at its February 2008 meeting, the Compensation Committee reviewed the annual base salaries of each of our executive officers. As part of its review, the Compensation Committee considered the contributions and value to our Company of our Chief Executive Officer and the other executive officers during the prior year, including their contributions to our Company's efforts to implement the merger agreement with Hexion while also controlling costs and retaining the talented personnel necessary to lead our Company during this period of transition.

        The Compensation Committee also considered the compensation consultant's analysis and competitive market pay practice survey results of similar positions within our peer group, general industry and chemical industry. The Compensation Committee targeted the total direct compensation levels of the Chief Executive Officer and other named executive officers at approximately the 50th percentile of total direct compensation levels of relative executive positions within the survey groups. The report from the compensation consultant indicated that, while the Chief Executive Officer's total target cash compensation (annual base salary and incentive compensation) was near the 50th percentile, his annual salary was above the 75th percentile based on competitive market data. However, the actual total direct compensation for the Chief Executive Officer and all other named executive officers was below the 50th percentile of our peer group and of the general industry for 2008.

        Based on its review of executives' contributions to our Company, tally sheet information and benchmark information from market survey reports, the Compensation Committee in 2008 determined that it would set our Chief Executive Officer's base salary at the same amount as 2007 and limit base salary increases to 4% for our other named executive officers.

        The following table provides the base salary for our Chief Executive Officer and the other named executive officers in fiscal years 2006 through 2008 and the percentage increase in their 2008 base salary from year to year since 2006:

				Percentage Increase From
	Fiscal Year Salary
				2006 to 2007		2007 to 2008
Officer	2006	2007	2008
Peter R. Huntsman	$1,464,500	$1,464,500	$1,464,500	0%		0%
J. Kimo Esplin	$452,600	$470,700	$489,500	4.0%		4.0%
Anthony P. Hankins	$482,500	$501,800	$521,900	4.0%		4.0%
Samuel D. Scruggs	$377,300	$425,000	$442,000	12.6%		4.0%
Paul G. Hulme	$445,200	$471,700	$503,299	4.0	%(1)	4.0	%(1)
Kevin J. Ninow	$328,100	$341,300	$355,000	4.0%		4.0%

(1)
Represents percentage increase for base salary in home country currency.

        Annual Incentive Awards.    Annual incentive compensation enables executive officers and other key employees of our Company to earn a cash bonus for meeting or exceeding our financial goals as well as for individual performance. The potential payments available under the annual incentive program for the named executive officers depended on the attainment of performance goals recommended by management and approved by the Compensation Committee at the beginning of the year. Furthermore, the Compensation Committee customarily reviews and approves incentive compensation amounts following a subjective evaluation of each executive officer's performance and success in areas they believed to be significant to us as a whole or to a particular business unit or function.

        For the named executive officers, our annual incentive compensation program for 2008 provided for target annual incentive compensation of 100% of base salary for our Chief Executive Officer and 60% of base salary for the other named executive officers, with maximum possible annual incentive compensation set at 200% of base salary for our Chief Executive Officer and 120% of base salary for the other named executive officers. The target and maximum bonus amounts were set to align within the total compensation median range of those amounts for comparable executive positions within our peer group. Potential payout of individual bonuses was dependent upon both group performance and individual contributions to our success.

        The following table summarizes the bonus targets, performance components and corresponding weightings for each of our named executive officers for 2008 bonuses.

Officer	Target Incentive Award (% of Base Salary)	Maximum Possible Incentive Award (% of Base Salary)	Performance Components	Weightings
Peter R. Huntsman	100%	200%	Corporate adjusted EBITDA	50%
			Personal Performance	50%
J. Kimo Esplin	60%	120%	Corporate adjusted EBITDA	50%
			EH&S, SOX Compliance	20%
			Personal Performance	30%
Samuel D. Scruggs	60%	120%	Corporate adjusted EBITDA	50%
			EH&S, SOX Compliance	20%
			Personal Performance	30%
Anthony P. Hankins	60%	120%	Corporate adjusted EBITDA	20%
			Divisional adjusted EBITDA	30%
			EH&S, SOX Compliance	20%
			Personal Performance	30%
Paul G. Hulme	60%	120%	Corporate adjusted EBITDA	20%
			Divisional adjusted EBITDA	30%
			EH&S, SOX Compliance	20%
			Personal Performance	30%
Kevin J. Ninow	60%	120%	Corporate adjusted EBITDA	20%
			Divisional adjusted EBITDA	30%
			EH&S, SOX Compliance	20%
			Personal Performance	30%

        The performance measures were selected for use in the annual incentive portion of compensation because of their importance to our operations. To achieve the maximum possible incentive award, an executive must achieve the maximum on each of the discrete performance components of the group and their individual performance.

        In particular, the Compensation Committee believes that adjusted EBITDA is an appropriate measure for the primary financial goal of aligning the interests of management with the interests of our stockholders. The adjusted EBITDA measure used in connection with evaluation of annual incentive compensation is adjusted on the same basis and for the same factors as the adjusted EBITDA reported in our fiscal year-end earnings release. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, the Compensation Committee and our management believe that this measurement is useful for comparing general operating performance from period to period.

        In order for an executive to achieve the maximum possible amount for the corporate adjusted EBITDA and the divisional adjusted EBITDA components, we were required to achieve corporate adjusted EBITDA or the relevant divisional adjusted EBITDA, as applicable, of 120% of the respective corporate adjusted EBITDA budget or divisional adjusted EBITDA budget. To achieve 100% of the target incentive awards for these same components, we were required to achieve 100% of the applicable budgeted amount. At achievement of 75% or less of the applicable target budget for these same components, we would not pay the executive any incentive amount for that component. We scale the incentive amounts we pay for the corporate and divisional adjusted EBITDA components for achievement of percentages of target budget of between 75% to 100% and 100% to 120% based on a linear progression between these points. In addition, if we achieve corporate adjusted EBITDA of less than 95% of budget, the payouts for all other components are capped at their target levels. If corporate adjusted EBITDA is less than 75% of budget, then payment of incentive awards for any component is at the discretion of our Chief Executive Officer and the Compensation Committee.

        In February 2008, the Compensation Committee established threshold, target and maximum performance goals for each of the performance measures to be achieved by our Company and its divisions during 2008. For corporate adjusted EBITDA, the target was set as a percentage of our budgeted corporate adjusted EBITDA, which for 2008 was $1.187 billion. The threshold was set at $891 million (75% of budgeted adjusted EBITDA) and the maximum payout level was set at $1.425 billion (120% of budgeted adjusted EBITDA). This compares with a 2007 adjusted EBITDA target of $1.084 billion and a threshold set at $813 million (75% of budgeted adjusted EBITDA) and a maximum payout possible at $1.30 billion (120% of budgeted adjusted EBITDA).

        During 2008, corporate adjusted EBITDA achievement was 54% of budget. Mr. Hankins' Polyurethanes business had an adjusted EBITDA budget of $641 million and the business achieved 60% of budget. Mr. Hulme's Materials and Effects business had an adjusted EBITDA budget of $309 million and the business achieved 45% of budget.

        Given that the referenced corporate and divisional adjusted EBITDA achievement for 2008 was beneath the established thresholds, and in light of the economic downturn, the Chief Executive Officer recommended, and the Compensation Committee agreed, that no incentive compensation bonuses for the named executive officers (including the Chief Executive Officer) would be payable under the annual incentive compensation program for 2008.

        In addition to their individual strategic objectives, all executive officers have compliance objectives related to our compliance with rules promulgated under the Sarbanes Oxley Act of 2002 ("SOX") and/or environmental, health and safety ("EH&S") laws and regulations. For 2008, the Compensation Committee determined that the named executive officers' achievement of the SOX and EH&S targets were not relevant because the corporate and divisional adjusted EBITDA achievements for 2008 were beneath established thresholds and no incentive compensation bonuses would be paid to the executive officers under the annual incentive program for 2008. This determination to not award any payout of annual incentive compensation is consistent with our program design and our emphasis on pay-for-performance.

        Long-Term Compensation.    We provide executives with long-term incentive compensation through the Huntsman Corporation Stock Incentive Plan (the "Stock Incentive Plan"), which was approved by our stockholders prior to our initial public offering. The Stock Incentive Plan is intended to encourage employees, consultants and directors to acquire or increase their equity interest in our Company and to provide a means whereby they may develop a sense of proprietorship and personal involvement in our development and financial success. The Stock Incentive Plan also encourages this group to remain with and devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. The Stock Incentive Plan also enhances our ability to attract and retain the services of individuals who are essential for our growth and profitability.

        In addition, we generally do not maintain employment agreements with executive officers (other than as described in "Employment Agreements" below). As a result, our Chief Executive Officer and most other executive officers would not have certain benefits upon termination of their employment typically enjoyed by executive officers at our peer companies, including automatic vesting of restricted stock, stock options and phantom stock. To maintain our ability to provide a competitive compensation package and attract and retain individuals vital to our success, the Compensation Committee believes it is appropriate to continue to grant long-term compensation awards to our executive officers.

        The Stock Incentive Plan permits the granting of a variety of stock and stock-based awards. The awards are granted according to a pre-determined schedule developed by management and the Compensation Committee and approved by the Compensation Committee during the first quarter of each year. Pursuant to this schedule, grants of equity-based awards are typically made during the first quarter. In 2008, the Compensation Committee awarded only grants of restricted and phantom stock because the merger agreement with Hexion contained limitations on the number and types of shares permitted to be issued. The Compensation Committee granted these awards to retain our named executive officers, to align the interests of the named executive officers with those of our stockholders and to reward such named executive officers for Company and their own performance. In determining the types and amounts of equity-based awards to grant to each executive officer, the Compensation Committee reviewed analyses provided by the compensation consultant of the types and amounts of awards paid for similar positions at peer companies. The Compensation Committee then considered various factors, including the previously noted merger agreement limitations, market value of the awards, the size of the awards made to the officer in prior years, the executive's position and responsibilities and the executive's individual performance. The Compensation Committee also looked at the amount of the award in relation to the executive's total compensation. The type of equity awards made and their characteristics, including vesting terms, are consistent with marketplace practices based on information provided by the compensation consultant. The amounts of the awards made in 2008 to named executive officers were generally at or below the 50th percentile of our peer group and the general industry, based on the information provided by the compensation consultant.

        The awards approved for the Chief Executive Officer and other named executive officers in February 2008 were as follows:

Officer	Stock Options	Restricted or Phantom Stock	Total Shares(1)
Peter R. Huntsman	0	135,274	135,274
J. Kimo Esplin	0	32,209	32,209
Samuel D. Scruggs	0	32,209	32,209
Anthony P. Hankins	0	19,325	19,325
Paul G. Hulme	0	17,714	17,714
Kevin J. Ninow	0	0	0

(1)
Additional details regarding these grants are provided in the "Grants of Plan-Based Awards" table below.

        In February 2009, the Compensation Committee approved additional equity awards to our employees. Following the 2009 awards, we have 1,943,276 shares of stock remaining under the Stock Incentive Plan. We currently anticipate that we will seek stockholder approval to increase the number of shares available under our Stock Incentive Plan at our next annual meeting of stockholders. Given the relative importance of equity awards to our compensation program, any failure to increase the number of shares available under our Stock Incentive Plan could have a significant impact on our compensation strategy.

        Special Project Bonuses.    Project bonuses constitute an important part of our compensation philosophy by rewarding successful completion of strategic objectives. In previous years, these strategic objectives have included both acquisitions and divestures of businesses and the implementation of cost reduction/restructuring plans. Given that these project bonuses are customarily related to special initiatives, the Compensation Committee will not always set targets or utilize specific formulas or quantitative metrics in determining the amount of payment for successfully completing such projects. Furthermore, it is not unusual for changes to take place in the scope and emphasis of these projects during the course of the year based on internal corporate considerations or changes in the external market that are beyond the control of our Company or any of its individual executives. Given this, the Compensation Committee exercises wide discretion in determining the amount of such payment, if any, to each executive officer. However, as a frame of reference, these project bonus payments have historically been in the range of 50% - 150% of annual base salary and are intended to be commensurate with the efforts of the executives and the benefits to our Company.

        In 2008, our Company did not pay any project bonuses to our named executive officers. For 2009, the Compensation Committee has authorized our Chief Executive Officer to award to executive officers special bonuses up to certain amounts. It is anticipated that these bonuses would be awarded upon our Company's achievement of certain levels of liquidity and/or other measures.

        Health and Welfare Benefits.    We provide our executive officers with benefits that are intended to be a part of a competitive total compensation package that provides health and welfare and retirement programs comparable to those provided to employees and executives at other companies in the chemicals industry. Executive officers participate in our health and welfare programs on the same relative basis as our other employees.

        Retirement and Savings Plans.    We provide our executive officers with benefits that are intended to be a part of a competitive total compensation package that provides retirement and savings programs comparable to those provided to employees and executives at other companies in chemical industry and the general market. The benefit plan descriptions below and accompanying tables provided in the table under "Executive Compensation—Summary Compensation Table," "Pension Benefits Table," and "Nonqualified Deferred Compensation Table" provide an explanation of the major features of our employee benefit plans. Executive officers participate in our qualified retirement and savings plans on the same relative basis as other employees.

        In the U.S., we sponsor the Huntsman Defined Benefit Pension Plan (the "Huntsman Pension Plan"), a tax-qualified defined benefit pension plan. Effective July 1, 2004, the formula used to calculate future benefits under the Huntsman Pension Plan was changed to a cash balance formula. The benefits accrued under the plans as of June 30, 2004 were used to calculate opening cash balance accounts. Of our named executive officers, Messrs. Peter R. Huntsman, Esplin, Scruggs, and Ninow were participants in the Huntsman Pension Plan in 2008.

        We also sponsor retirement benefit plans in connection with our operations in Belgium and the U.K. through the Huntsman Pension Fund OVV in Belgium (the "Huntsman Belgium Pension Fund") and the Huntsman Pension Scheme in the U.K., respectively. In addition, we sponsor the International Pension Plan, which is a non-registered plan designed to protect the pension benefits of employees whose service involves participation in pension plans in more than one country. Of our named executive officers, Messrs. Hulme and Hankins participate in the Huntsman Pension Scheme in the U.K., and Mr. Hulme participates in both the Huntsman Belgium Pension Fund and in the International Pension Plan.

        The Huntsman Supplemental Executive Retirement Plan (the "Supplemental Executive Retirement Plan") is a non-qualified supplemental pension plan that provides benefits for designated executive officers based on certain compensation amounts not included in the calculation of benefits payable under the Huntsman Pension Plan. Of our named executive officers, Messrs. Peter R. Huntsman, Esplin, Scruggs, and Ninow were participants in the Supplemental Executive Retirement Plan in 2008. The compensation taken into account for these named executive officers under the Supplemental Executive Retirement Plan includes amounts in excess of the qualified plan limitations. The Supplemental Executive Retirement Plan benefit is calculated as the difference between (1) the benefit determined using the Huntsman Pension Plan formula with unlimited base salary plus bonus, and (2) the benefit determined using base salary plus bonus as limited by federal regulations.

        We provide executive officers the opportunity to participate in four defined contribution savings plans: a salary deferral plan (the "401(k) plan"); a supplemental savings plan (the "Supplemental Savings Plan"); a money purchase pension plan (the "MPP"); and a supplemental executive money purchase pension plan (the "SEMPP"). All of our named executive officers are participants in each of these savings plans, with the exception of Mr. Hulme.

        The 401(k) Plan is a tax-qualified broad-based employee savings plan; employee contributions up to 25% of base salary and annual incentive bonuses are permitted up to dollar limits established annually by the Internal Revenue Service (the "IRS"). Details regarding the 401(k) Plan are provided in the discussion of Pension Benefits and related tables.

        The Supplemental Savings Plan allows designated executive officers to defer up to 75% of eligible salary and up to 75% of annual incentive award bonuses. The Supplemental Savings Plan also provides benefits for participants in the form of Company matching contributions based on certain compensation amounts not included in the calculation of benefits payable under the 401(k) Plan because of limits under federal law on compensation that can be counted and amounts that can be allocated to accounts within the 401(k) Plan.

        The MPP is a tax-qualified broad-based employee savings plan. Our contributions vary by service: 0.5% of compensation for 3 to 6 years of service, 3% of compensation for 7 to 9 years of service and 8% of compensation for 10+ years of service, subject to IRS limits. Employees can direct the investments for their accounts. The MPP has been closed to new participants as of January 2004.

        The SEMPP is a non-qualified plan for senior executives that provides for benefits not allowed under the MPP due to IRS compensation and allocation limits. Employees are vested in this account upon meeting 10 years of service, upon attaining normal retirement age, death or disability, or upon termination of employment without reasonable cause. The SEMPP permits distributions following termination of employment as a lump sum, life annuity, joint & survivor annuity or monthly installments over a period not more than 10 years.

        Perquisites.    We have provided perquisites as a means of providing additional compensation to our Chief Executive Officer and other named executive officers, through the availability of benefits that are convenient for the executives to use when faced with the demands of their positions. The Compensation Committee reviews our policies with respect to perquisites and considers whether, and to what extent, it may be appropriate for our Chief Executive Officer and the other named executive officers to reimburse our Company for perquisites, including personal use of corporate aircraft.

  •
  Foreign Assignment Policy—We maintain a comprehensive expatriation program to address the range of financial implications associated with international assignments. This program provides assistance in the form of education and language support, housing allowances, transportation of personal belongings, tax equalization and international living or hardship allowances when deemed appropriate. Of our named executive officers, Messrs. Hulme and Hankins participate in the expatriation program.

  •
  Aircraft Use Policy—In August 2005, the Board adopted an Aircraft Use Policy to carefully manage use of the aviation assets in a manner that best meets the goals of improving senior management's effectiveness and availability. Under this policy, the Chairman of the Board, Chief Executive Officer, any Executive Vice President and any Division President may have personal use of Company aircraft to the extent that such person pays for the costs of such use pursuant to an aircraft time-sharing agreement. Notwithstanding the foregoing, the Compensation Committee may permit the Chairman of the Board and the Chief Executive Officer to have personal use of Company aircraft without cost; except that the Compensation Committee may limit such use in any given calendar year to a specified number of hours. For 2008, such use by the Chairman of the Board was limited to 150 flight hours and such use by the Chief Executive Officer was unlimited. The Chairman's allowance was changed to 150 flight hours in 2008 from $400,000 dollars in 2007 to give certainty to the amount of use permitted and eliminate the uncertainty in usage caused by widely variable costs such as fuel prices. In addition, the Chairman of the Board and the Chief Executive Officer are eligible to receive gross-up payments in amounts equal to the out-of-pocket tax obligations resulting from their personal use of Company aircraft. If income is required to be imputed to any person for use of the corporate aircraft in a situation where such use has a business purpose under the Policy, we will make gross-up payments to such person in amounts equal to the out-of-pocket tax obligations resulting from such use.

  •
  Company Car—We provide executive officers with leased vehicles for business use, which the executives may also use for personal transportation. Executive officers are responsible for the taxes on imputed income associated with the personal use of this Company provided transportation.

        Employment Agreements.    Generally, we do not enter into employment agreements with executive officers. Nevertheless, we currently have employment agreements with two of our named executive officers, Messrs. Hulme and Hankins. The primary purpose of these employment agreements is to provide these executive officers with details regarding repatriation to their home country following the completion of their foreign assignments.

        Mr. Hulme is party to an employment agreement with our subsidiary Huntsman Advanced Materials (Europe) BVBA, which is subject to annual renewal. This agreement defines the initial elements of Mr. Hulme's compensation package, including base salary and a performance-based bonus, and it provides for customary expatriation arrangements, including an international location allowance expressed as a percentage of his annual salary.

        Effective November 1, 2000, Mr. Hankins entered into an agreement with our subsidiary Huntsman Polyurethanes Americas detailing the terms of his secondment from Huntsman Polyurethanes (UK) Ltd. This agreement defines the initial elements of Mr. Hankins' compensation package, including base salary and a performance-based bonus, and it provides for customary expatriation arrangements, including an international location allowance expressed as a percentage of his annual salary.

Equity Ownership Policy

        The Board has adopted Executive Stock Ownership Guidelines (the "Guidelines"), which apply to our executive officers, including our Chief Executive Officer and the other named executive officers. The purpose of stock ownership requirements is to more closely align our key executives' interests with our stockholders—through all industry cycles and market conditions. The Guidelines require executive officers to achieve and maintain ownership levels of our stock equal to five times base salary for the Chief Executive Officer and two times base salary for other executive officers based on their base salary at the time the guidelines become applicable to such officer. Once established, an executive officer's required ownership level generally does not change as a result of changes in annual base salary or fluctuations in our common stock price. Shares that count toward satisfaction of the Guidelines include:

  •
  shares owned outright by the executive officer or his or her immediate family members residing in the same household;

  •
  restricted stock issued as part of an executive officer's long-term compensation whether or not vested; and

  •
  shares acquired upon option exercise that the executive officer continues to hold.

        Executive officers are required to achieve their specified ownership levels within five years. Until these levels are achieved, executive officers are required to retain at least 50% of net shares delivered through our executive compensation plans ("net shares" means the shares remaining after deducting shares for the payment of taxes and, in the case of stock options, after deducting shares for the exercise price of stock options). Shares acquired by an executive officer prior to the adoption of the Guidelines are not subject to the retention restriction. Once achieved, the specified ownership level must be maintained for as long as the executive officer is subject to the Guidelines. Exclusions for estate planning, gifts to charity, education and primary residence apply to the retention requirement. However, exclusions do not affect the requirement that executive officers achieve their specified ownership levels within the five-year period. In addition, hardship exemptions may be available in rare instances. A copy of the Executive Stock Ownership Guidelines is available on our website at www.huntsman.com.

        As of April 15, 2009, all of the named executive officers are in compliance with the equity ownership policy. The following table provides the minimum share ownership target of each named executive officer (other than Mr. Ninow, who has left our Company and is no longer subject to the Guidelines) and the percentage of the ownership guideline achieved by the officer as of the applicable determination date:

Officer	Ownership	Share Ownership Target	% of Guideline Achieved
Peter R. Huntsman	5x	317,800	100%
J. Kimo Esplin	2x	39,300	100%
Samuel D. Scruggs	2x	32,800	100%
Anthony P. Hankins	2x	41,900	100%
Paul G. Hulme	2x	37,300	100%

Accounting and Tax Treatments of the Elements of Compensation

        We account for stock-based awards, including stock options and restricted stock awards, as provided in Financial Accounting Standards Board Statement No. 123(R) Share Based Payment ("FAS 123(R)"). Section 162(m) of the internal revenue code disallows a tax deduction by us for individual executive compensation exceeding $1 million in any taxable year for our Chief Executive Officer and the other four highest compensated senior executive officers, other than compensation that is performance-based under a plan that is approved by our stockholders and that meets certain other technical requirements.

        The financial reporting and income tax consequences to the Company of individual compensation elements are important considerations for the Compensation Committee when it is analyzing the overall level of compensation and the mix of compensation among individual elements. Overall, the Compensation Committee seeks to balance its objective of ensuring an effective compensation package for the named executive officers with the need to maximize the immediate deductibility of compensation—while ensuring an appropriate and transparent impact on reported earnings and other closely followed financial measures.

        In making its compensation decisions, the Compensation Committee has considered that Internal Revenue Code Section 162(m) limits deductions for compensation paid in excess of $1 million. As a result, the Compensation Committee designs much of the total compensation packages for the named executive officers to qualify for the exemption of "performance-based" compensation from the deductibility limit. However, the Compensation Committee does have the discretion to design and use compensation elements that may not be deductible within Section 162(m) when necessary for competitive reasons, to attract or retain a key executive, to enable us to retain flexibility in maximizing our pay for performance philosophy or where achieving maximum tax deductibility would not be in our best interest.

Post-Employment Compensation

        Our named executive officers, other than Messrs. Hankins and Hulme, do not have employment agreements with our Company which entitle them to payments and benefits upon the termination of employment or a change-in-control. Messrs. Hankins and Hulme have employment agreements which contain termination of employment and change in control benefits. Executives at companies in the chemical industry and the general market against which we compete for executive talent commonly have employment agreements providing for these types of severance payments and benefits. Because most of our executives do not have the benefit of such agreements, we established the Executive Severance Plan in order to remain competitive.

        Under the terms of our Executive Severance Plan, the Chief Executive Officer and the other named executive officers are entitled to payments and benefits upon the occurrence of specified events including termination of employment (with and without cause) and upon a change-in-control of our Company. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described in detail in "Potential Payments upon Termination or Change of Control" below. We believe that the relative costs of our Executive Severance Plan in light of the expected benefits that would be derived are worth the attendant costs in foreseeable merger or acquisition situations. A description of the Executive Severance Plan and other arrangements relevant to post-employment compensation follows:

        Executive Severance Plan.    Under the Huntsman Executive Severance Plan (the "Severance Plan"), if a participant's employment is terminated without reasonable cause or the participant terminates employment for good reason, we will provide the participant with severance benefits in the form of a cash payment, healthcare in the form of a cash payment and outplacement services.

        The amount of the cash payment under the Severance Plan will be: (a) for a participant with a title of Senior Vice President or higher, an amount equal to two times the participant's base compensation at termination; and (b) for a participant with a title of Vice President, an amount equal to one and one-half times the participant's base compensation at termination. Healthcare coverage continuation is addressed through a lump-sum payment intended to address the departing executive's monthly healthcare premiums for a period equivalent to 24 months for a Senior Vice President or higher and 18 months for a Vice President. Outplacement services will be provided: (y) for a period of 12 months following termination, for participants with a title of Senior Vice President or higher; and (z) for a period of six months following termination, for participants with a title of Vice President.

        Stock Incentive Plan.    If there is a change in our control, the Compensation Committee may, in its discretion, provide for:

  •
  assumption by the successor company of an award, or the substitution thereof for similar options, rights or awards covering the stock of the successor company;

  •
  acceleration of the vesting of all or any portion of an award;

  •
  changing the period of time during which vested awards may be exercised (for example, but not by way of limitation, by requiring that unexercised, vested awards terminate upon consummation of the change of control);

  •
  payment of substantially equivalent value in exchange for the cancellation of an award; and/or

  •
  issuance of substitute awards of substantially equivalent value.

Any such provision made by the Compensation Committee would benefit all participants in the Stock Incentive Plan, including the named executive officers.

        Supplemental Savings Plan.    Upon a change in control (as defined in the Supplemental Savings Plan), participants, including the named executive officers, may elect to receive the present value of the benefits payable to them under this plan.

 COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed Huntsman Corporation's Compensation Discussion and Analysis for the fiscal year ended December 31, 2008 with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this amendment to annual report on Form 10-K/A.

  COMPENSATION COMMITTEE

    Nolan D. Archibald, Chair

    Wayne A. Reaud

    Alvin V. Shoemaker

EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table presents information concerning compensation earned in the fiscal years ending 2008, 2007 and 2006, by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers at the end of 2008. Under applicable rules, Kevin J. Ninow, former Division President, Base Chemicals, is also included. We refer to these six persons collectively as "named executive officers." Our compensation policies are discussed in "Compensation Discussion and Analysis" above.

Name and Principal Position	Year	Salary	Bonus(1)	Stock awards(2)	Option awards(3)	Non-equity incentive plan compensation(4)	Change in pension value and non-qualified deferred compensation earnings(5)	All other compensation(6)	Total
Peter R. Huntsman	2008	$1,464,500	$0	$2,609,618	$1,903,420	$0	$362,589	$337,299	$6,677,426
President, CEO &	2007	$1,464,500	$750,000	$2,522,145	$2,748,759	$1,002,000	$0	$459,146	$8,768,042
Director	2006	$1,451,775	$0	$1,742,914	$1,911,210	$2,331,452	$690,754	$270,351	$8,398,456
J. Kimo Esplin	2008	$485,772	$0	$650,244	$484,502	$0	$97,985	$109,992	$1,828,495
Executive VP &	2007	$466,175	$452,600	$733,317	$789,676	$193,200	$46,872	$166,549	$2,848,390
CFO	2006	$448,650	$0	$546,399	$588,479	$1,311,865	$176,336	$100,165	$3,171,894
Samuel D. Scruggs	2008	$437,750	$0	$650,244	$484,502	$0	$91,715	$87,038	$1,751,249
Executive VP and	2007	$413,074	$566,000	$733,317	$789,676	$174,500	$68,747	$141,868	$2,887,182
General Counsel	2006	$374,025	$00	$546,399	$588,479	$1,270,965	$213,899	$77,379	$3,071,146
Paul G. Hulme	2008	$508,531	$0	$190,330	$284,546	$0	$104,107	$380,813	$1,467,696
Division President,	2007	$467,145	$231,000	$594,934	$602,244	$188,600	$55,761	$326,325	$2,466,009
Textile Effects	2006	$395,254	$0	$472,414	$493,455	$1,290,365	$453,805	$315,929	$3,421,222
Anthony P. Hankins	2008	$517,358	$0	$416,344	$316,900	$0	$161,862	$389,402	$1,801,866
Division President,	2007	$496,975	$0	$599,365	$633,179	$245,000	$84,951	$324,809	$2,384,279
Polyurethanes	2006	$478,313	$0	$487,215	$512,460	$1,345,165	$529,464	$226,269	$3,578,886
Kevin J. Ninow	2008	$144,492	$0	$288,972	$318,389	$0	$39,325	$814,793	$1,605,971
Division President,
Base Chemicals

(1)
Discretionary special project bonuses were issued to Messrs. Huntsman, Esplin, Scruggs and Hulme in 2007 for successful completion of several restructuring initiatives.

(2)
This column represents the amount recognized for financial statement reporting purposes with respect to the 2008, 2007 and 2006 fiscal years for the fair value of restricted stock granted in accordance with SFAS 123R. Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The restricted shares vest ratably in three equal annual installments beginning on the first anniversary of the grant date. For purposes of stock-based awards, fair value is initially calculated using the closing price of our stock on the date of grant. As of December 31, 2008, the fair value of restricted stock-based awards, excluding estimated forfeitures, was $189,210 for Mr. Huntsman, and $65,495 for each of Messrs. Esplin, Scruggs, Hankins, and Hulme, and $49,486 for Mr. Ninow for awards granted in 2005; $710,263, $177,564, $177,564, $106,543, $88,782, and $82,478, respectively for Messrs. Huntsman, Esplin, Scruggs, Hankins, Hulme, and Ninow for awards granted in 2006; $772,611, $183,956, $183,956, $110,372, $18,857, and $157,008, respectively for Messrs. Huntsman, Esplin, Scruggs, Hankins, Hulme, and Ninow for awards granted in 2007; and $937,534, $223,229, $223,229, $133,934, and $17,196, respectively for Messrs. Huntsman, Esplin, Scruggs, Hankins, and Hulme for awards granted in 2008. No stock award was granted to Mr. Ninow in 2008. For additional information regarding 2008, 2007 and 2006 restricted stock expenses, refer to the notes to our financial statements in our annual report on Form 10-K for the years ended 2008, 2007 and 2006 respectively as filed with the SEC. For information on the valuation assumptions with respect to grants made during or prior to 2008, refer to the notes to our financial statements in the Form 10-K for the appropriate year. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

(3)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008, 2007 and 2006 fiscal years for the fair value of stock options granted to each of the named executives in accordance with SFAS 123R. Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of option awards in 2008, excluding estimated forfeitures was $189,209 for Mr. Huntsman, and $65,496 for each of Messrs. Esplin, Scruggs, Hankins, and Hulme, and $49,486 for Mr. Ninow for awards granted in 2005; $912,223, $228,057, $228,057, $136,834, $114,027, and $105,928, respectively for Messrs. Huntsman, Esplin, Scruggs, Hankins, Hulme, and Ninow for awards granted in 2006; and $801,988, $190,949, $190,949, $114,570, $105,023, and $162,975, respectively for Messrs. Huntsman, Esplin, Scruggs, Hankins, Hulme, and Ninow for awards granted in 2007. No option awards were granted in 2008. For additional information regarding 2008, 2007 and 2006 option expenses, refer to the notes to our financial statements in our annual report on Form 10-K for the years ended 2008, 2007 and 2006 as filed with the SEC. For information on the valuation assumptions with respect to grants made during or prior to 2008, refer to the notes to our financial statements in the Form 10-K for the appropriate year. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

(4)
Mr. Huntsman's 2006 earnings include $1,453,452 representing his final payment from our Cost Reduction Incentive Plan. 2006 earnings for Messrs. Esplin, Scruggs, Hankins, and Hulme include $1,065,865 representing final earnings from our Cost Reduction Incentive Plan. Although, Mr. Hankins earned his final Cost Reduction Incentive Plan payment in 2006, he received the associated payment in 2007.

(5)
This column represents the sum of the change in pension value in 2008 for each of the named executive officers. See the "Pension Benefits in Fiscal 2008" for additional information, including the present value assumptions used in this calculation. None of the named executive officers had above-market or preferential earnings on non-qualified deferred compensation. See "Nonqualified Deferred Compensation in Fiscal 2008" for additional information.

(6)
The methodology used to compute the aggregate incremental cost of perquisites and other personal benefits for each individual named executive officer is based on the total cost to our Company when the total cost of those perquisites and personal benefits exceeds $10,000. The table below details the components reported in the "All other compensation" column of the table "Executive Compensation—Summary Compensation." Some of the amounts in the table were paid directly by us or were reimbursed by us to the named executive officers.

				Company Match
	Personal Use						Supp Exec Money Purchase Pension					Severance Pay & Vacation Payout
			Foreign Assignment	401(k) Plan	Supp Savings Plan	Money Purchase Pension		Belgian Pension	Health & Welfare	Stock Dividends	Tax Gross-up
Name	Auto	Aircraft											Total
Peter R. Huntsman(a)	$684	$65,872	—	$4,600	$3,150	$18,400	$178,920	—	$16,917	$48,756	—	—	$337,299
J. Kimo Esplin(b)	$10,615	—	—	$4,600	$8,960	$18,400	$35,840	—	$17,641	$13,936	—	—	$109,992
Samuel D. Scruggs(c)	$2,528	—	—	$4,600	$7,645	$18,400	$30,580	—	$9,349	$13,936	—	—	$87,038
Paul G. Hulme(d)	$5,280	—	$90,598	—	—	—	—	$35,505	$3,825	$10,610	$234,364	—	$380,813
Anthony P. Hankins(e)	—	—	$169,777	$4,600	$10,638	$18,400	$42,550	—	$11,999	$11,134	$120,305	—	$389,402
Kevin J. Ninow(f)	—	—	—	$4,600	$1,720	$18,400	$6,880	—	$7,302	$13,317	—	$762,574	$814,793

    (a)
    The cost to our Company for personal use of our aircraft is calculated according to a time sharing agreement whereby incremental total direct costs including fuel, maintenance, repairs, insurance, etc. are assigned to us by number of flight hours used. We followed a quarterly cost calculation method to account for the 25.9 personal flight hours used by Mr. Huntsman. We contributed $182,070 to the SEMPP and Supplemental Savings Plans on Mr. Huntsman's behalf and have included this total amount in our Nonqualified Deferred Compensation table below. The health and welfare value represents premiums paid directly by us for life insurance, accidental death and dismemberment, long-term disability, occupational/travel accident, medical and dental coverage. The stock dividend amount represents the value accrued on unvested restricted stock.

    (b)
    We contributed $44,800 to the SEMPP and Supplemental Savings Plans on Mr. Esplin's behalf and have included this amount in our Nonqualified Deferred Compensation table below. The health and welfare value represents premiums paid directly by us for life insurance, accidental death and dismemberment, long-term disability, occupational/travel accident, medical and dental coverage. The stock dividend amount represents the value accrued on unvested restricted stock.

    (c)
    We contributed $38,225 to the SEMPP and Supplemental Savings Plans on Mr. Scruggs' behalf and have included this amount in our Nonqualified Deferred Compensation table below. The health and welfare value represents premiums paid directly by us for life insurance, accidental death and dismemberment, long-term disability, occupational/travel accident, medical and dental coverage. The stock dividend amount represents the value accrued on unvested restricted stock.

    (d)
    We contributed $35,505 to the Belgian Pension Plan on Mr. Hulme's behalf. As a citizen of the United Kingdom with residence in Belgium, we incurred foreign assignment costs on Mr. Hulme's behalf that included $63,977 in housing allowance, $25,668 international location allowance, and $952 in trip assistance. In addition we incurred $234,364 in tax gross-ups and equalization associated with Mr. Hulme's foreign assignment. The stock dividend amount represents the value accrued on unvested restricted stock and phantom shares.

    (e)
    As a citizen of the U.K. with residence in the U.S., we incurred foreign assignment costs on Mr. Hankins' behalf that included $57,400 in housing allowances and costs and $112,377 for in-kind benefits, membership dues reimbursement and international location allowance. In addition, we incurred $120,305 in tax gross-ups and equalization associated with Mr. Hankins' foreign assignment. We contributed $53,188 to the SEMPP and Supplemental Savings Plans on Mr. Hankins' behalf and have included this amount in our Nonqualified Deferred Compensation table below. Health and welfare benefits include medical and dental coverage. The stock dividend amount represents the value accrued on unvested restricted stock.

    (f)
    We contributed $8,600 to the SEMPP and Supplemental Savings Plans on Mr. Ninow's behalf and have included this amount in our Nonqualified Deferred Compensation table below. The health and welfare value represents premiums paid directly by us for life insurance, accidental death and dismemberment, long-term disability, occupational/travel accident, medical and dental coverage. The stock dividend amount represents the value accrued on unvested restricted stock. In connection with Mr. Ninow's departure as Division President, Base Chemicals, on June 1, 2008, and in accordance with our Executive Severance Plan, we paid a severance in the amount of $710,000, representing a payment equal to two times his annual salary and a lump sum payment of $50,829 upon his election of COBRA coverage. In addition, we paid Mr. Ninow $1,745 for earned but unused vacation.

Grants of Plan-Based Awards in 2008

     The following table provides information about equity and non-equity incentive awards granted to the named executive officers in 2008 through our annual incentive compensation plan and through our Stock Incentive Plan. The date of action indicates the date equity award values were approved by our Compensation Committee. Mr. Ninow was not granted any such equity awards in 2008.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
									Grant Date Fair Value of Stock and Option Awards(4) ($)
						All Other Stock-Based Awards(2) (#)	All Other Option Awards(3) (#)	Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date	Date of Action	Threshold ($)	Target ($)	Max ($)
Peter R. Huntsman	02/26/08	02/06/08	$0	$1,464,500	$2,929,000	135,274	0	n/a	$3,322,329
J. Kimo Esplin	02/26/08	02/06/08	$0	$282,420	$587,400	32,209	0	n/a	$791,053
Samuel D. Scruggs	02/26/08	02/06/08	$0	$255,000	$510,000	32,209	0	n/a	$791,053
Anthony P. Hankins	02/26/08	02/06/08	$0	$301,080	$602,160	19,325	0	n/a	$474,622
Paul G. Hulme	02/26/08	02/06/08	$0	$283,020	$566,040	17,714	0	n/a	$435,056

(1)
See "Compensation Discussion & Analysis" for additional information with respect to these amounts.

(2)
This column shows the number of restricted shares of stock or phantom shares granted to the named executive officers in 2008. The restricted or phantom shares vest ratably in three equal annual installments beginning on the first anniversary of the grant date. During the restriction period, each restricted or phantom share entitles the individual to vote such share and to accrue quarterly payments by us equal to the quarterly dividend on one share of our stock.

(3)
No option awards were granted in 2008.

(4)
The full grant date fair value of restricted stock has been calculated using a 0% risk of termination forfeiture rate. These amounts reflect our accounting expense and do not correspond to the actual value that may or will be recognized by the named executive officers.

Outstanding Equity Awards at 2008 Fiscal Year-End

        The following table provides information on the current holdings of stock options and stock awards by the named executive officers from our Stock Incentive Plan. The market value of the stock awards is based on the closing market price of our stock on December 31, 2008, which was $3.44. Mr. Ninow does not currently own any stock awards.

		Option Awards(1)				Stock Awards(2)
		Securities Underlying Unexercised Options
						Shares or Units of Stock that have Not Vested (#)	Market Value of Shares or Units of Stock that have Not Vested ($)
Name	Date of Award	Exercisable (#)	Unexercisable (#)	Exercise Price ($)	Expiration Date
Peter R. Huntsman(3)	2/26/08	0	0	n/a	02/26/2018	135,274	$465,343
	2/20/07	154,929	309,856	$20.66	02/20/2017	74,583	$256,566
	3/01/06	249,745	124,873	$20.50	03/01/2016	34,552	$118,859
	2/10/05	454,950	0	$23.00	02/10/2015	0	$0
J. Kimo Esplin(4)	2/26/08	0	0	n/a	02/26/2018	32,209	$110,799
	2/20/07	36,888	73,775	$20.66	02/20/2017	17,758	$61,088
	3/01/06	62,437	31,218	$20.50	03/01/2016	8,638	$29,715
	2/10/05	157,483	0	$23.00	02/10/2015	0	$0
Samuel D. Scruggs(5)	2/26/08	0	0	n/a	02/26/2018	32,209	$110,799
	2/20/07	36,888	73,775	$20.66	02/20/2017	17,758	$61,088
	3/01/06	62,437	31,218	$20.50	03/01/2016	8,638	$29,715
	2/10/05	157,483	0	$23.00	02/10/2015	0	$0
Anthony P. Hankins(6)	2/26/08	0	0	n/a	02/26/2018	19,325	$66,478
	2/20/07	22,133	44,265	$20.66	02/20/2017	10,654	$36,650
	3/01/06	37,462	18,731	$20.50	03/01/2016	5,183	$17,830
	2/10/05	157,483	0	$23.00	02/10/2015	0	$0
Paul G. Hulme(7)	2/26/08	0	0	n/a	02/26/2018	17,714	$60,936
	2/20/07	20,289	40,576	$20.66	02/20/2017	9,766	$33,595
	3/01/06	31,218	15,609	$20.50	03/01/2016	4,319	$14,857
	2/10/05	157,483	0	$23.00	02/10/2015	0	$0
Kevin J. Ninow(8)	2/26/08	0	0	n/a	n/a	n/a	n/a
	2/20/07	44,265	0	$20.66	06/01/2013	n/a	n/a
	3/01/06	37,462	0	$20.50	06/01/2013	n/a	n/a
	2/10/05	118,987	0	$23.00	06/01/2013	n/a	n/a

(1)
Option awards vest ratably in three equal annual installments and become exercisable on the anniversary of each respective grant date. Outstanding option awards granted on February 10, 2005 are 100% vested. Outstanding option awards granted March 1, 2006 vested 33 1/3% on March 1, 2007, 66 2/3% on March 1, 2008, and 100% on March 1, 2009. Outstanding option awards granted on February 20, 2007 vested 33 1/3% on February 20, 2008, 66 2/3% on February 20, 2009, with the remaining unvested until February 20, 2010. No option awards were granted on February 26, 2008.

(2)
Restricted stock and phantom stock awards vest ratably in three equal annual installments and lapse their associated restrictions on the anniversary of each respective grant date. Stock awards have generally been granted on the same day as option awards and vest on the same schedule as footnoted for option awards above, with the exception of 2008 as only stock awards were granted and not option awards. Stock awards granted on February 26, 2008 vest 33 1/3% on February 26, 2009, 66 2/3% on February 26, 2010, and 100% on February 26, 2011.

(3)
On March 1, 2006, we granted Mr. Huntsman 374,618 options at an exercise price of $20.50, and 103,657 shares of restricted stock. On February 20, 2007, we granted Mr. Huntsman 464,785 options at an exercise price of $20.66 per share, and 111,875 shares of restricted stock. On February 26, 2008, we granted Mr. Huntsman 135,274 shares of restricted stock.

(4)
On March 1, 2006, we granted Mr. Esplin 93,655 options at an exercise price of $20.50, and 25,914 shares of restricted stock. On February 20, 2007, we granted Mr. Esplin 110,663 options at an exercise price of $20.66 per share, and 26,637 shares of restricted stock. On February 26, 2008, we granted Mr. Esplin 32,209 shares of restricted stock.

(5)
On March 1, 2006, we granted Mr. Scruggs 93,655 options at an exercise price of $20.50, and 25,914 shares of restricted stock. On February 20, 2007, we granted Mr. Scruggs 110,663 options at an exercise price of $20.66 per share, and 26,637 shares of restricted stock. On February 26, 2008, we granted Mr. Scruggs 32,209 shares of restricted stock.

(6)
On March 1, 2006, we granted Mr. Hankins 56,193 options at an exercise price of $20.50, and 15,549 shares of restricted stock. On February 20, 2007, we granted Mr. Hankins 66,398 options at an exercise price of $20.66 per share, and 15,982 shares of restricted stock. On February 26, 2008, we granted Mr. Hankins 19,325 shares of restricted stock.

(7)
On March 1, 2006, we granted Mr. Hulme 46,827 options at an exercise price of $20.50, and 12,957 shares of restricted stock. On February 20, 2007, we granted Mr. Hulme 60,865 options at an exercise price of $20.66 per share, and 14,650 phantom shares. On February 26, 2008, we granted Mr. Hulme 17,714 phantom shares.

(8)
The number of exercisable options associated with each date of award for Mr. Ninow corresponds to the total number of options granted on each of those dates. Upon Mr. Ninow's severance on June 1, 2008, vesting on all of his equity awards was accelerated. In addition, the expiration terms for Mr. Ninow's unexercised options were extended from the original term of six months to five years from his severance date.

Option Exercises and Stock Vested in Fiscal 2008

        The following table shows the number of shares of stock that vested during 2008 and the aggregate gross dollar value realized upon vesting. None of our named executive officers exercised option awards during 2008.

	Stock Awards
Name	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Peter R. Huntsman(1)	81,729	$2,863,510
J. Kimo Esplin(2)	23,417	$818,357
Samuel D. Scruggs(3)	23,402	$818,357
Anthony P. Hankins(4)	20,340	$653,314
Paul G. Hulme	26,526	$622,254
Kevin J. Ninow(5)	22,386	$703,146

(1)
Upon the vesting of the applicable portion of the restricted stock award granted on March 1, 2006, we withheld 12,595 shares, having a market value of $303,917, to satisfy tax withholding obligations, and issued to Mr. Huntsman a net amount of 21,957 vested shares having a market value of $529,822, based on the closing price of our common stock on the vesting date, March 1, 2008, which was $24.13. Upon the vesting of the applicable portion of the restricted stock award granted on February 20, 2007, we withheld 13,593 shares, having a market value of $312,639, to satisfy tax withholding obligations, and issued to Mr. Huntsman a net amount of 23,699 vested shares having a market value of $545,077, based on the closing price of our common stock on the vesting date, February 20, 2008, which was $23.00. Upon the vesting of the applicable portion of the restricted stock award granted on February 10, 2005, we withheld 13,972 shares, having a market value of $327,224, to satisfy tax withholding obligations, and issued to Mr. Huntsman a net amount of 36,073 vested shares having a market value of $844,830, based on the closing price of our common stock on the vesting date, February 10, 2008, which was $23.42.

(2)
Upon the vesting of the applicable portion of the restricted stock award granted on March 1, 2006, we withheld 2,804 shares, having a market value of $67,660, to satisfy tax withholding obligations, and issued to Mr. Esplin a net amount of 5,834 vested shares having a market value of $140,774, based on the closing price of our common stock on the vesting date, March 1, 2008, which was $24.13. Upon the vesting of the applicable portion of the restricted stock award granted on February 20, 2007, we withheld 2,882 shares, having a market value of $66,286, to satisfy tax withholding obligations, and issued to Mr. Esplin a net amount of 5,997 vested shares having a market value of $137,931, based on the closing price of our common stock on the vesting date, February 20, 2008, which was $23.00. Upon the vesting of the applicable portion of the restricted stock award granted on February 10, 2005, we withheld 5,737 shares, having a market value of $134,361, to satisfy tax withholding obligations, and issued to Mr. Esplin a net amount of 11,586 vested shares having a market value of $271,344, based on the closing price of our common stock on the vesting date, February 10, 2008, which was $23.42.

(3)
Upon the vesting of the applicable portion of the restricted stock award granted on March 1, 2006, we withheld 2,804 shares, having a market value of $67,660, to satisfy tax withholding obligations, and issued to Mr. Scruggs a net amount of 5,834 vested shares having a market value of $140,774, based on the closing price of our common stock on the vesting date, March 1, 2008, which was $24.13. Upon the vesting of the applicable portion of the restricted stock award granted on February 20, 2007, we withheld 2,882 shares, having a market value of $66,286, to satisfy tax withholding obligations, and issued to Mr. Scruggs a net amount of 5,997 vested shares having a market value of $137,931, based on the closing price of our common stock on the vesting date, February 20, 2008, which was $23.00. Upon the vesting of the applicable portion of the restricted stock award granted on February 10, 2005, we withheld 5,752 shares, having a market value of $134,712, to satisfy tax withholding obligations, and issued to Mr. Scruggs a net amount of 11,571 vested shares having a market value of $270,993, based on the closing price of our common stock on the vesting date, February 10, 2008, which was $23.42.

(4)
Upon the vesting of the applicable portion of the restricted stock award granted on March 1, 2006, we withheld 1,371 shares, having a market value of $33,082, to satisfy tax withholding obligations, and issued to Mr. Hankins a net amount of 3,812 vested shares having a market value of $91,984, based on the closing price of our common stock on the vesting date, March 1, 2008, which was $24.13. Upon the vesting of the applicable portion of the restricted stock award granted on February 20, 2007, we withheld 1,410 shares, having a market value of $32,430, to satisfy tax withholding obligations, and issued to Mr. Hankins a net amount of 3,918 vested shares having a market value of $90,114, based on the closing price of our common stock on the vesting date, February 20, 2008, which was $23.00. Upon the vesting of the applicable portion of the restricted stock award granted on February 10, 2005, we withheld 4,713 shares, having a market value of $110,379, to satisfy tax withholding obligations, and issued to Mr. Hankins a net amount of 12,610 vested shares having a market value of $295,326, based on the closing price of our common stock on the vesting date, February 10, 2008, which was $23.42.

(5)
Upon the accelerated vesting of the remaining portion of the restricted stock award granted on March 1, 2006, we withheld 914 shares, having a market value of $20,044, to satisfy tax withholding obligations, and issued to Mr. Ninow a net amount of 2,541 vested shares having a market value of $55,724, based on the closing price of our common stock on his termination date, June 1, 2008, which was $21.93. Upon the accelerated vesting of the remaining portion of the restricted stock award granted on February 20, 2007, we withheld 1,879 shares, having a market value of $41,207, to satisfy tax withholding obligations, and issued to Mr. Ninow a net amount of 5,224 vested shares having a market value of $114,562, based on the closing price of our common stock on his termination date, June 1, 2008, which was $21.93. Upon the vesting of the applicable portion of the restricted stock award granted on March 1, 2006, we withheld 914 shares, having a market value of $22,055, to satisfy tax withholding obligations, and issued to Mr. Ninow a net amount of 2,541 vested shares having a market value of $61,314, based on the closing price of our common stock on the vesting date, March 1, 2008, which was $24.13. Upon the vesting of the applicable portion of the restricted stock award granted on February 20, 2007, we withheld 940 shares, having a market value of $21,620, to satisfy tax withholding obligations, and issued to Mr. Ninow a net amount of 2,612 vested shares having a market value of $60,076, based on the closing price of our common stock on the vesting date, February 20, 2008, which was $23.00. Upon the vesting of the applicable portion of the restricted stock award granted on February 10, 2005, we withheld 3,621 shares, having a market value of $84,804, to satisfy tax withholding obligations, and issued to Mr. Ninow a net amount of 9,468 vested shares having a market value of $221,741, based on the closing price of our common stock on the vesting date, February 10, 2008, which was $23.42.

Pension Benefits in Fiscal 2008

        The table below sets forth information on the pension benefits for the named executive officers under our pension plans, each of which is more fully described following the table. No pension benefits were paid to any of the named executive officers in the 2008 fiscal year. The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2008 for the named executive officer under each plan based upon the assumptions described below.

Name	Plan Name	Years of Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Peter R. Huntsman	Huntsman Defined Benefit Pension Plan	25.417	$316,440	$0
	Supplemental Executive Retirement Plan		$3,621,582	$0
J. Kimo Esplin	Huntsman Defined Benefit Pension Plan	14.417	$180,579	$0
	Supplemental Executive Retirement Plan		$560,659	$0
Samuel D. Scruggs	Huntsman Defined Benefit Pension Plan	13.083	$199,102	$0
	Supplemental Executive Retirement Plan		$516,608	$0
Anthony P. Hankins	Huntsman Pension Scheme (UK)	29.225	$3,482,217	$0
Paul G. Hulme	Huntsman Belgian Pension Fund and International Pension Plan	24.167	$2,206,858	$0
Kevin J. Ninow	Huntsman Defined Benefit Pension Plan	19.500	$233,027	$0
	Supplemental Executive Retirement Plan		$251,578	$0

(1)
The actuarial present value of the accumulated benefits is determined using the same assumptions as used for financial reporting purposes. These assumptions are discussed in "Note 19. Employee Benefit Plans" to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. For purpose of performing these calculations, a normal retirement age of 65 was utilized for Messrs. Huntsman, Esplin and Scruggs, and a normal retirement age of 62 was used for Messrs. Hankins and Hulme. Although Mr. Ninow's service with Huntsman ended on June 1, 2008, his pension plans carried forward a balance through the end of the fiscal year.

        Of our named executive officers, Messrs. Peter R. Huntsman, Esplin and Scruggs were participants in 2008 in the Huntsman Pension Plan and the Supplemental Executive Retirement Plan described in "Compensation Discussion and Analysis" above. The Supplemental Executive Retirement Plan provides defined benefit retirement benefits that would otherwise have been available under the Huntsman Pension Plan but for statutory limitations applicable to tax-qualified plans. Both plans express benefits as a hypothetical cash balance account established in each participant's name.

        A participant's account receives two forms of credits: "pay credits" and "interest credits." Pay credits equal a percentage of a participant's compensation and are credited to a participant's account on an annual basis. "Compensation" for this purpose includes both salary and bonus as described in the "Summary Compensation Table." "Compensation" under the Huntsman Pension Plan is subject to the compensation limit applicable to tax-qualified plans ($230,000 for 2008). The benefit that would be available under the Huntsman Pension Plan, but for this limitation, is provided under the Supplemental Executive Retirement Plan. The applicable pay credit percentage ranges between 4% and 12% depending on the participant's combined age and years of service as of the start of each plan year. The pay credits for the Huntsman Defined Benefit Pension Plan are $20,700 for Messrs. Huntsman, Scruggs, and Ninow, and $18,400 for Mr. Esplin. The pay credits for the Supplemental Executive Retirement Plan are $201,285, $62,144, and $42,255, and $5,111 for Messrs. Huntsman, Esplin, Scruggs, and Ninow, respectively.

        "Interest credits" for a plan year are based on the 30-year U.S. Treasury yield for November of the prior year. The minimum annual interest credit rate is 5.0%. The interest credits for the Huntsman Defined Benefit Pension Plan are $17,447 for Mr. Huntsman, and $9,670, $10,181, and $5,204 for Messrs Esplin, Scruggs, and Ninow, respectively. The interest credits for the Supplemental Executive

Retirement Plan are $202,313, $29,722, $27,142, and $6,080 for Messrs. Peter R. Huntsman, Esplin, Scruggs, and Ninow, respectively.

        In addition, plan participants who met certain age and service requirements on July 1, 2004 are entitled to receive "transition credits." Transition credits are payable for up to five years and equal a percentage of a participant's compensation. The applicable transition credit percentage is from 1% to 8% depending on the participant's combined age and years of service as of July 1, 2004. The transition credits for the Huntsman Defined Benefit Pension Plan are $11,500 and $4,600 for Messrs. Huntsman and Esplin, and $6,900 for Messrs. Scruggs and Ninow. The transition credits for the Supplemental Executive Retirement Plan are $111,825, $15,536, $14,085, and $1,704 for Messrs. Huntsman, Esplin, Scruggs, and Ninow, respectively. The annual benefit payable under the Huntsman Pension Plan may be limited pursuant to certain statutory limits imposed on tax-qualified plans. The Supplemental Executive Retirement Plan provides participants with the benefit in excess of those limitations.

        Pursuant to the terms of the Huntsman Pension Plan, at termination of employment after having completed at least three years of service, a participant will receive the amount then credited to the participant's cash balance account in an actuarially equivalent joint and survivor annuity (if married) or single life annuity (if not married). Participants may also choose from other optional forms of benefit, including a lump-sum payment in the amount of the cash balance account. The Huntsman Pension Plan also includes a minimum benefit that guarantees that a participant's benefit will not be less than the benefit accrued under the prior formula at transition (July 1, 2004) plus the benefit attributable to pay credits, with interest credits, beginning July 1, 2004. Under the prior plan provisions, the monthly basic benefit equaled one-twelfth of 1.4% of average earnings multiplied by pension service prior to January 1, 2000, plus 1.5% of average earnings multiplied by pension service after January 1, 2000, less 50% of the Social Security benefit prorated by pension service, payable as a life annuity to the participant. The prior Supplemental Executive Retirement Plan mirrored the benefit from the Huntsman Defined Benefit Pension Plan. Early retirement reductions apply if retirement occurs before normal retirement age (defined as age 65 with 5 years of service) and on or after the earlier of (1) both attaining age 50 and age plus vesting service equal to 80 or more, or (2) age 55 with 10 years of vesting service.

        Vested benefits under the Supplemental Executive Retirement Plan are paid 30 days following a participant's separation from service, unless the participant is a "specified employee" for purposes of Section 409A of the Internal Revenue Code ("Section 409A") in which case payment will be delayed for six months. Vested benefits are paid in a single cash lump sum unless the participant elects: (1) a life annuity, (2) a life annuity with payments guaranteed for 120 months, or (3) a joint and survivor annuity providing survivor benefits equal to 50 or 100 percent (as elected by the participant) of the annuity payable to the participant. Benefits are unvested until the earlier to occur of: (1) completion of ten years of service, (2) termination on account of death, "Disability," on or after attainment of "Normal Retirement Age," or (3) termination without "Reasonable Cause." Each named executive officer is fully vested in his benefit under the Supplemental Executive Retirement Plan.

        "Disability" under the Huntsman Defined Benefit Pension Plan provides that for a disabled participant, service and benefit accruals continue for 24 months. After 24 months, disabled participants are deemed to be terminated participants. Disability is defined as total and permanent disability, as determined by the administrator of the company's long-term disability plan.

        "Normal Retirement Age" is retirement eligibility upon age 65 with 5 years of service under the Huntsman Defined Benefit Pension Plan and Supplemental Executive Retirement Plan.

        "Reasonable Cause" means: (1) the grossly negligent, fraudulent, dishonest or willful violation of any law or the material violation of any of our significant policies that materially and adversely affects us, or (2) the failure of the participant to substantially perform his duties.

        Messrs. Hulme and Hankins participate in the Huntsman Pension Scheme in the U.K. The Huntsman Pension Scheme provides standard benefits equal to 2.2% (1/45th) of final pensionable compensation up to $22,084 (£11,250), plus 1.83% of final pensionable compensation above $22,084 (£11,250), minus 1/50th of the current State pension benefit, times actual years of service; subject to a maximum limit of 2/3rd of final pensionable compensation times actual years of service, divided by total possible service to retirement. Final pensionable compensation is gross salary received during the 12 months prior to retirement less any profit sharing payments. These benefits include U.K. social security benefits. As of December 31, 2008, Mr. Hankins had approximately 29 years of service in the U.K. and Mr. Hulme had approximately 6 years of service in the U.K. Both Mr. Hankins and Mr. Hulme are fully vested in these benefits.

        Mr. Hulme participates in the International Pension Plan, which is a non-registered plan designed to protect the pension benefits of employees whose service involves participation in pension plans in more than one country. Through the International Pension Plan, Mr. Hulme at retirement can elect to receive a total pension benefit (which includes retirement benefits being provided by the Huntsman Belgium Pension Fund and the Huntsman Pension Scheme) that is the greater of (1) the benefit under the Huntsman Pension Scheme (with slight modifications if he has less than 10 years of actual U.K. service) based upon his combined service in Belgium and the U.K. and his U.K. notional salary, or (2) the benefit under the Huntsman Belgium Pension Fund based upon his combined service in Belgium and the U.K. Currently, the benefit under the International Pension Plan using the Huntsman Pension Scheme is the most beneficial for Mr. Hulme, who had 25 years of total service as of December 31, 2008.

Nonqualified Deferred Compensation in Fiscal 2008

        The table below provides information on the non-qualified deferred compensation of the named executive officers in 2008. The named executive officers cannot withdraw any amounts from their deferred compensation balances until they either leave or retire from our Company. No withdrawals or distributions were made in 2008.

Name	Executive Contributions(1)	Huntsman Contributions(2)		Aggregate Earnings(3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Peter R. Huntsman	$0	$182,070	(4)	$18,924	$0	$813,560	(5)
J. Kimo Esplin	$96,960	$44,800	(6)	$47,408	$0	$1,322,367	(7)
Samuel D. Scruggs	$87,250	$38,225	(8)	$48,497	$0	$1,030,685	(9)
Anthony P Hankins	$51,688	$53,188	(10)	$38,397	$0	$744,754	(11)
Paul G. Hulme	$0	$0		$0	$0	$0
Kevin J. Ninow	$12,640	$8,600	(12)	$20,319	$0	$215,180	(13)

(1)
These contributions represent deferrals under the Supplemental Savings Plan and are included in the Salary column of the Summary Compensation Table set forth above.

(2)
These amounts represent contributions to our Supplemental Savings Plan and the SEMPP plan and are included in the All Other Compensation column of the Summary Compensation Table set forth above.

(3)
No above market or preferential earnings are provided under our non-qualified defined contribution plans because the investment choices available under such plans are identical to the investment choices available in the Salary Deferral Plan and the Money Purchase Pension Plan, which are our qualified plans. Consequently, none of the earnings reported in this table are included in the "Summary Compensation Table."

(4)
This amount includes a contribution of $3,150 to the Supplemental Savings Plan and a contribution of $178,920 to the SEMPP.

(5)
This amount includes $35,429 from our Supplemental Savings Plan and $778,130 from our SEMPP.

(6)
This amount includes a contribution of $8,960 to the Supplemental Savings Plan and a contribution of $35,840 to the SEMPP.

(7)
This amount includes $1,062,682 from our Supplemental Savings Plan and $259,685 from our SEMPP.

(8)
This amount includes a contribution of $7,645 to the Supplemental Savings Plan and a contribution of $30,580 to the SEMPP.

(9)
This amount includes $866,608 from our Supplemental Savings Plan and $164,077 from our SEMPP.

(10)
This amount includes a contribution of $10,638 to the Supplemental Savings Plan and a contribution of $42,550 to the SEMPP.

(11)
This amount includes $687,711 from our Supplemental Savings Plan and $57,043 from our SEMPP.

(12)
This amount includes a contribution of $1,720 to the Supplemental Savings Plan and a contribution of $6,880 to the SEMPP.

(13)
This amount includes $95,294 from our Supplemental Savings Plan and $119,886 from our SEMPP.

        As described above in our Compensation Discussion and Analysis, the Company sponsors two non-qualified defined contribution plans. The Supplemental Savings Plan allows eligible executive officers to defer up to 75% of eligible salary and up to 75% of annual incentive award bonuses. The plan also provides for matching contributions that would otherwise have been made by us to the participant's 401(k) Plan account but for the statutory limits imposed on tax-qualified retirement plans. As required by Section 409A, deferrals must be elected in the calendar year preceding the year in which the compensation deferred is earned.

        The Supplemental Savings Plan provides for payment of benefits to a participant upon the earlier to occur of a "Change of Control" or a termination of the participant's service. Benefits paid upon a "Change of Control" are always paid in a single lump sum payment. Benefits payable upon a separation from service can be made (at the election of the participant) in either a single lump sum payment or in substantially equal installments over a period selected by the participant that does not exceed ten years. In addition, the participant may request distribution of all or portion of the amounts credited to his account upon an "Unforeseeable Emergency." Payments upon separation from service will be delayed six months in accordance with Section 409A in the event a participant is a "specified employee" for purposes of Section 409A.

        The Supplemental Savings Plan defines a "Change of Control" as the occurrence of either of the following events:

  •
  Any person becomes the owner of 35% or more of our outstanding voting stock (other than certain persons affiliated with us).

  •
  The replacement of a majority of our Board over a two-year period except in cases where (1) such replacement is not approved by a vote of at least a majority of the incumbent Board or (2) the election or nomination of such replacement Board members is by certain of our affiliates.

In addition, any "Change of Control" must also constitute a change in control for purposes of Section 409A.

        A participant will be deemed to have incurred an "Unforeseeable Emergency" if he suffers a severe financial hardship resulting from (1) an illness or accident with respect to him, his spouse or a dependent, (2) the loss of property due to casualty or (3) other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the participant's control determined by us to constitute an unforeseeable emergency for purposes of Section 409A.

        As described above in the Compensation Discussion and Analysis, the Supplemental Executive MPP Plan provides for benefits that would not otherwise be available under our MPP due to statutory limitations imposed on tax-qualified retirement plans. The plan provides for the payment of vested benefits upon a participant's separation from service except to the extent the participant is a "specified employee" for purposes of Section 409A in which case benefits will be delayed six months. A participant's benefits vest on the earlier to occur of (1) completion of ten years of service, (2) termination on account of death, "Disability," or on or after attainment of "Normal Retirement Age," or (3) termination without "Reasonable Cause." "Disability," "Normal Retirement Age," and "Reasonable Cause" have the same meanings as set forth above in our description of the Supplemental Executive Retirement Plan. Each named executive officer is currently vested in his Supplemental Executive MPP Plan benefit.

Benefits are payable in one of the following forms elected by a participant:

  •
  A single lump sum payment; or

  •
  A single life annuity; or

  •
  A joint and survivor annuity; or

  •
  Installments over a period selected by the participant not in excess of ten years.

        Participants are entitled to elect the investment of their accounts under both the Supplemental Savings Plan and the Supplemental Executive MPP Plan. Although no assets may actually be invested, a participant's benefit value is based on the gains or losses of the investments they choose. No above market or preferential earnings are provided under our non-qualified defined contributions plans because the investment choices available under the plans are identical to the investment choices available in the Salary Deferral Plan and the Money Purchase Pension Plan. Consequently none of the earnings reported in this table are included in the Summary Compensation Table. Participants may change their investment options at any time by submitting a change form to the plan administrator.

        The table below lists the investment funds available to participants in the Huntsman Salary Deferral Plan, the Huntsman Supplemental Savings Plan, the Huntsman Money Purchase Pension Plan and the Huntsman Supplemental Executive MPP Plan. The table also provides the rate of return for each fund for 2008. All funds and rates of return are the same for all four defined contribution plans.

Investment Funds	2008 Performance
PIMCO Total Return Bond Fund	4.82%
American Century Inflation Adjusted Bond Fund	(0.87)%
Vanguard Institutional Index	(36.95)%
American Funds Growth Fund of America	(38.88)%
American Beacon Large Cap Value Institutional	(39.39)%
Vanguard Retirement Savings Trust II	4.49%
Vanguard Selected Value	(35.49)%
Fidelity Low Priced Stock	(36.17)%
Morgan Stanley Institutional Mid Cap Growth	(47.37)%
Royce Value Plus	(41.07)%
American Beacon ABF Small Cap Value	(31.93)%
American Century Real Estate	(43.13)%
Fidelity International Discovery	(44.28)%
First Eagle Overseas	(20.97)%
DFA Emerging Markets Value	(53.94)%
PIMCO Commodity Real Return Strategy	(43.33)%
Fidelity Freedom Income	(12.14)%
Fidelity Freedom Fund 2000	(14.00)%
Fidelity Freedom Fund 2010	(25.32)%
Fidelity Freedom Fund 2020	(32.12)%
Fidelity Freedom Fund 2030	(36.93)%
Fidelity Freedom Fund 2040	(38.80)%
Fidelity Freedom Fund 2050	(40.61)%

Potential Payments upon Termination or Change of Control

        As described above in the Compensation Discussion and Analysis, our named executive officers are entitled to potential severance benefits under our Executive Severance Plan. In addition, equity awards granted under our Stock Incentive Plan provide for accelerated vesting upon a "Change of Control" as defined in the Stock Incentive Plan at the discretion of our Compensation Committee. There are no material conditions or obligations applicable to the receipt of these payments or benefits.

        The tables below quantify the benefits available under these arrangements (assuming that the vesting of outstanding equity awards held by our named executive officers is accelerated by our Compensation Committee). Pursuant to our Executive Severance Plan, each of our executive officers will be entitled to receive a single lump sum severance payment in an amount equal to two times his or her annual base salary in the event of a termination without "Reasonable Cause" or upon a termination by the executive for "good reason." Messrs. Hankins and Hulme are citizens of the United Kingdom and as such, their potential severance payment of 33 times their base monthly salary for termination under these circumstances is calculated in accordance with the terms of similarly situated foreign associates.

        The Executive Severance Plan utilizes the same definition of "Reasonable Cause" as set forth above with respect to our Supplemental Executive Retirement Plan. A termination for "Good Reason" will be deemed to occur upon voluntary termination of employment as a result of the significant detrimental reduction or change to the executive's job responsibilities or in his current base compensation, or change in the executive's principal place of work by more than fifty miles from his or her principal place of work in effect immediately prior to such change, which is not remedied by the Company within thirty days of written notice by the executive of the reduction or change.

        A "Change of Control" under the Stock Incentive Plan means the occurrence of any of the following:

  •
  An acquisition of 50% or more of the combined voting power of our outstanding voting securities.

  •
  The consummation of a transaction in which our stockholders do not own, immediately thereafter, 50% or more of the resulting entity in substantially the same portion as their stock ownership prior to the transaction.

  •
  The sale or disposition of all or substantially all of our assets.

  •
  A majority change in the incumbent directors of our Board.

  •
  An approval by our Board or our stockholders of a complete or substantially complete liquidation or dissolution.

        Historically, based on information provided by our compensation consultant, we determined that it was necessary to provide executives with two times base yearly compensation as severance in order to attract and retain executive talent necessary for our business, as similar or greater amounts of severance were provided to executives at companies with whom we compete. For 2008, the Compensation Committee kept severance at this same level, as information provided by the compensation consultant indicated that this level of severance is consistent with our objective of providing compensation within range of the median paid to similarly situated executives at comparable companies against whom we compete.

        As described in "Compensation Discussion and Analysis—Compensation Peer Group" on page 7, information regarding potential payments to be made under termination scenarios was included in the tally sheets provided to the Compensation Committee. While this information was available to the Compensation Committee when it reviewed other components of compensation for 2008, it did not have a material effect on decisions regarding these other compensation components.

        The tables below reflect the compensation payable to or on behalf of each named executive officer (other than Kevin J. Ninow) upon retirement, disability, death, an involuntary termination without cause or a change of control. The amounts shown assume that such termination or change of control was effective as of December 31, 2008, and thus includes amounts earned through such time. The actual amounts we will be required to disburse can only be determined at the time of the applicable circumstance. Amounts payable under the Supplemental Savings and Supplemental Money Purchase Pensions plans are described in the Nonqualified Deferred Compensation table above.

        In connection with Mr. Ninow's departure as Division President, Base Chemicals, on June 1, 2008, and in accordance with our Executive Severance Plan, we paid a severance in the amount of $710,000, representing a payment equal to two times his annual salary and a lump sum payment of $50,829 upon his election of COBRA coverage. In addition, Mr. Ninow received $1,745 for earned but unused vacation.

Potential Payments for Peter R. Huntsman

	Retirement	Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0	$0	$0	$2,929,000	$0
Stock and Options (unvested & accelerated)(2)	$0	$0	$0	$0	$840,767
Benefit Plans
Cash Balance Pension(3)	$398,583	$398,583	$398,583	$398,583	$0
Supplemental Cash Balance Pension(3)	$4,561,691	$4,561,691	$4,561,691	$4,561,691	$0
Health & Welfare(4)	$0	$0	$0	$16,943	$0
Outplacement Services(5)	$0	$0	$0	$9,000	$0

(1)
This amount is equal to twice Mr. Huntsman's annual salary as set forth in our Executive Severance Plan. This amount is not payable if his employment is terminated for cause.

(2)
Any acceleration of vesting of an equity-based award requires the approval of the Compensation Committee. Based on the fair market value per share of our common stock on December 31, 2008, which was $3.44, an acceleration of Mr. Huntsman's unvested shares of restricted stock would have an estimated value of $840,767, and an acceleration of Mr. Huntsman's unvested options would have an estimated value of $0.

(3)
These benefits are payable as a lump sum cash payment, although other forms of payment distribution are available at the participant's election.

(4)
Calculated by multiplying 150% of the employer and employee premiums payable with respect to healthcare continuation pursuant to the coverage elected by the executive as of December 31, 2008 by 24. We assumed a monthly premium 50% larger than current premiums to reflect annual increases in premium costs in order to ensure that the amounts reported above include the total amount for which we are potentially responsible to provide such coverage. If Mr. Huntsman's employment is terminated for cause, we are not required to provide the subsidy noted.

(5)
We contract with a third party provider for 12 months of outplacement services. To the extent Mr. Huntsman might utilize these services, we expect the company cost would be $9,000.

Potential Payments for J. Kimo Esplin

	Retirement	Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0	$0	$0	$979,000	$0
Stock and Options (unvested & accelerated)(2)	$0	$0	$0	$0	$201,601
Benefit Plans
Cash Balance Pension(3)	$226,058	$226,058	$226,058	$226,058	$0
Supplemental Cash Balance Pension(3)	$701,861	$701,861	$701,861	$701,861	$0
Health & Welfare(4)	$0	$0	$0	$15,680	$0
Outplacement Services(5)	$0	$0	$0	$9,000	$0

(1)
This amount is equal to twice Mr. Esplin's annual salary as set forth in our Executive Severance Plan. This amount is not payable if his employment is terminated for cause.

(2)
Any acceleration of vesting of an equity-based award requires the approval of the Compensation Committee. Based on the fair market value per share of our common stock on December 31, 2008, which was $3.44, an acceleration of Mr. Esplin's unvested shares of restricted stock would have an estimated value of $201,601, and an acceleration of Mr. Esplin's unvested options would have an estimated value of $0.

(3)
These benefits are payable as a lump sum cash payment, although other forms of payment distribution are available at the participant's election.

(4)
Calculated by multiplying 150% of the employer and employee premiums payable with respect to healthcare continuation pursuant to the coverage elected by the executive as of December 31, 2008 by 24. We assumed a monthly premium 50% larger than current premiums to reflect annual increases in premium costs in order to ensure that the amounts reported above include the total amount for which we are potentially responsible to provide such coverage. If Mr. Esplin's employment is terminated for cause, we are not required to provide the subsidy noted.

(5)
We contract with a third party provider for 12 months of outplacement services. To the extent Mr. Esplin might utilize these services, we expect the company cost would be $9,000.

Potential Payments for Samuel D. Scruggs

	Retirement	Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0	$0	$0	$884,000	$0
Stock and Options (unvested & accelerated)(2)	$0	$0	$0	$0	$201,601
Benefit Plans
Cash Balance Pension(3)	$241,386	$241,386	$241,386	$241,386	$0
Supplemental Cash Balance Pension(3)	$626,322	$626,322	$626,322	$626,322	$0
Health & Welfare(4)	$0	$0	$0	$6,272	$0
Outplacement Services(5)	$0	$0	$0	$9,000	$0

(1)
This amount is equal to twice Mr. Scruggs' annual salary as set forth in our Executive Severance Plan. This amount is not payable if his employment is terminated for cause.

(2)
Any acceleration of vesting of an equity-based award requires the approval of the Compensation Committee. Based on the fair market value per share of our common stock on December 31, 2008, which was $3.44, an acceleration of Mr. Scruggs' unvested shares of restricted stock would have an estimated value of $201,601, and an acceleration of Mr. Scruggs' unvested options would have an estimated value of $0.

(3)
These benefits are payable as a lump sum cash payment, although other forms of payment distribution are available at the participant's election.

(4)
Calculated by multiplying 150% of the employer and employee premiums payable with respect to healthcare continuation pursuant to the coverage elected by the executive as of December 31, 2008 by 24. We assumed a monthly premium 50% larger than current premiums to reflect annual increases in premium costs in order to ensure that the amounts reported above include the total amount for which we are potentially responsible to provide such coverage. If Mr. Scruggs' employment is terminated for cause, we are not required to provide the subsidy noted.

(5)
We contract with a third party provider for 12 months of outplacement services. To the extent Mr. Scruggs might utilize these services, we expect the company cost would be $9,000.

Potential Payments for Anthony P. Hankins

	Retirement		Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0		$0	$0	$1,927,010	$0
Stock and Options (unvested & accelerated)(2)	$0		$0	$0	$0	$120,957
Benefit Plans
UK Pension Benefit Annuities	$328,490	(3)	$462,661	$400,973	$328,490	$0
Health & Welfare	$0		$0	$0	$0	$0
Outplacement Services(4)	$0		$0	$0	$9,000	$0

(1)
This amount is based on a total of 33 months (21 months plus 12 months notice) of Mr. Hankins' year-end base pensionable pay and applies a GBP to USD exchange rate of 2.014. This amount is not payable if his employment is terminated for cause.

(2)
Any acceleration of vesting of an equity-based award requires the approval of the Compensation Committee. Based on the fair market value per share of our common stock on December 31, 2008, which was $3.44, an acceleration of Mr. Hankins' unvested shares of restricted stock would have an estimated value of $120,957, and an acceleration of Mr. Hankins' unvested options would have an estimated value of $0.

(3)
This amount represents the accrued retirement benefit at normal retirement (age 62) in the form of an annual annuity. The earliest this benefit can be realized is age 51 at which time it would be actuarially reduced to $171,900.

(4)
We contract with a third party provider for 12 months of outplacement services. To the extent Mr. Hankins might utilize these services, we expect the company cost would be $9,000.

Potential Payments for Paul G. Hulme

	Retirement	Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0	$0	$0	$1,384,071	$0
Stock and Options (unvested & accelerated)(2)	$0	$0	$0	$0	$109,388
Benefit Plans
Belgian Pension Plan / International Pension Plan(3)	$225,612	$306,832	$161,087	$246,669	$0
Health & Welfare	$0	$0	$0	$0	$0
Outplacement Services(4)	$0	$0	$0	$15,360	$0

(1)
This amount is based on a total of 33 months (21 months plus 12 months notice) of Mr. Hulme's year-end base pensionable pay and applies a GBP to USD exchange rate of 2.014. This amount is not payable if his employment is terminated for cause.

(2)
An acceleration of vesting of an equity-based award requires the approval of the Compensation Committee. Based on the fair market value per share of our common stock on December 31, 2008, which was $3.44, an acceleration of Mr. Hulme's unvested shares of restricted stock and phantom shares would have an estimated value of $109,388, and an acceleration of Mr. Hulme's unvested options would have an estimated value of $0.

(3)
These benefits are represented as an annual annuity and other forms of payment distribution are available at the participant's election.

(4)
We contract with a third party provider for 12 months of outplacement services. To the extent Mr. Hulme might utilize these services, we expect the company cost would be equivalent to $15,360.

Director Compensation for Fiscal 2008

        Annual compensation for non-employee directors is comprised of cash and stock-based equity compensation. Such cash compensation consisted of an annual retainer and supplemental retainers for the chairs and members of Board committees. Stock-based equity compensation consisted of restricted stock or restricted stock units. Directors who were not independent did not receive annual or supplemental retainers. Accordingly, Jon M. Huntsman and Peter R. Huntsman did not receive annual retainers or supplemental retainers for serving on our Board.

        Each component of non-employee director compensation is described in more detail below, and the total 2008 compensation for our non-employee directors is shown in the following table:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)		Total ($)
Jon M. Huntsman, Executive Chairman(5) and Litigation Committee	$—	$—	$—	$16,227,028	(6)	$16,227,028
Nolan D. Archibald, Compensation Committee Chairman(7)	$130,000	$106,380	$93,800	$6,300		$336,480
Marsha Evans, Nominating & Governance Committee	$130,000	$106,380	$93,800	$4,411		$334,591
H. William Lichtenberger, Vice Chairman & Lead Director,(8) Nominating & Governance Committee Chair and Audit Committee	$160,000	$106,380	$93,800	$4,411		$364,591
Richard Michaelson, Audit Committee Chairman and Nominating & Governance Committee	$175,000	$106,380	$93,800	$6,300		$381,480
Wayne A. Reaud, Litigation Committee Chairman and Compensation Committee(9)	$140,000	$106,380	$93,800	$6,300		$346,480
Alvin V. Shoemaker, Compensation Committee and Audit Committee	$150,000	$106,380	$93,800	$4,411		$354,591

(1)
This column includes the amount earned for retainer fees.

(2)
This column represents the amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of 5,469 shares of restricted stock-based awards granted in 2008, 6,393 shares of restricted stock-based awards granted in 2007, and 3,887 shares of restricted stock-based awards granted in 2006 to each independent director, in accordance with SFAS 123R. The restricted shares vest ratably in three equal annual installments beginning on the first anniversary of the grant date. For purposes of the restricted stock-based awards, fair value is calculated using the closing price of our stock on the date of grant. For additional information, refer to the notes to our financial statements in the Form 10-K, as filed with the SEC. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may or will be recognized by the directors. As of December 31, 2008, the aggregate number of stock awards outstanding for each independent director was: 11,027 for Mrs. Evans, Mr. Lichtenberger and Mr. Shoemaker; and 15,749 for Messrs. Archibald, Michaelson and Reaud. In 2008, Mrs. Evans and Mr. Shoemaker elected to receive their stock award in restricted stock while Messrs. Archibald, Lichtenberger, Michaelson and Reaud elected to receive restricted stock units.

(3)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of 50,000 stock options previously granted to each independent director in 2005 at an exercise price per share of $19.25. The stock options vested ratably in three equal annual installments beginning on the first anniversary of the grant date. For purposes of the stock options, the fair value was estimated using the Black-Scholes valuation model in accordance with SFAS 123R. As of December 31, 2008, the aggregate number of nonqualified option awards outstanding for each independent director was 50,000.

(4)
The amount reflected for each non-employee director includes dividend earnings accrual on restricted stock-based awards.

(5)
Prior to 2009, Jon M. Huntsman served as a consultant to our Company and was neither an executive officer nor an employee. On February 1, 2009, Mr. Huntsman became the Executive Chairman of the Board, and, on April 28, 2009, we established an employment relationship with Mr. Huntsman. Under the terms of Mr. Huntsman's employment as negotiated by the Compensation Committee, Mr. Huntsman will earn an annual base salary of $1.1 million with a potential for a cash bonus of up to $3 million, to be determined by the Compensation Committee in its sole discretion at year-end. Mr. Huntsman will also have continued personal use of our aircraft without cost for up to 150 hours per calendar year under our aircraft use policy. We will make gross-up payments to Mr. Huntsman in an amount equal to the out-of-pocket tax obligation resulting from his personal use of our aircraft without cost. If income is required to be imputed to Mr. Huntsman for use of our aircraft in a situation where such use has a business purpose under our aircraft use policy, we will make gross-up payments to Mr. Huntsman in amounts equal to the out-of-pocket tax obligations resulting from such use. Mr. Huntsman will also be eligible to participate in our current employee benefit plans in accordance with the terms of those plans. In connection with his employment, we agreed with Mr. Huntsman to mutually terminate the business consulting agreement entered into on June 3, 2003. The termination of Mr. Huntsman's consulting relationship and commencement of his employment relationship are retroactive to February 1, 2009, the date of his appointment as Executive Chairman.

(6)
In January 2009, we paid $15 million in consulting fees to Jon M. Huntsman, who was then serving as a consultant and non-employee Chairman of the Board, in consideration of his successful negotiation of the $1 billion settlement agreement and his efforts during 2008 related to our litigation with Apollo, Hexion and their lenders. In addition, the amounts paid to Mr. Huntsman consist of $950,000 for consulting fees, $194,133 for personal company aircraft use and $72,948 for related tax gross-ups, $2,447 for personal company car use, and $7,500 in accumulated per diem amounts. Furthermore, through May 2002, we paid the premiums on various life insurance policies for Mr. Huntsman. These policies have been liquidated, and the cash values have been paid to Mr. Huntsman. Mr. Huntsman is indebted to us in the amount of approximately $1.7 million with accrued interest, which represents the insurance premiums paid on his behalf through May 2002.

(7)
Mr. Archibald was appointed Chairman of the Compensation Committee on January 16, 2009. During 2008, Mr. Archibald was a member of the Compensation Committee.

(8)
Mr. Lichtenberger was appointed Vice Chairman and Lead Director effective February 1, 2009.

(9)
During 2008, Mr. Reaud was the Chairman of the Compensation Committee.

        The Board believes that compensation for non-employee directors should be competitive and should fairly compensate directors for the time and skills devoted to serving our Company but, for independent directors, should not be so great as to compromise independence. With the assistance of outside compensation consultants, the Compensation Committee periodically reviews our director compensation practices and compares them against the practices of a selected peer group of companies as well as against the practices of public company boards generally.

        During 2008, the compensation structure for our non-employee directors remained unchanged from 2007. Non-employee directors received an annual cash retainer of $120,000 (paid in quarterly installments) and an annual restricted stock-based award with a value of $120,000 on the grant date. The annual restricted stock-based awards vest in three equal annual installments beginning on the first anniversary of the grant date. Each member of the Audit Committee received an additional annual cash retainer of $20,000, and each member of the Compensation and Governance committees received an additional annual cash retainer of $10,000. The chairperson of the Audit Committee received an annual cash retainer of $25,000, and the chairpersons of the Compensation, and Governance committees each received annual cash retainers of $10,000, in each case in addition to the retainers received for being members of these committees.

        Effective January 1, 2009, the Board approved the following changes to the compensation structure for non-employee directors: The Lead Director receives an additional annual cash retainer of $50,000. The chairperson of the Audit Committee receives an additional annual cash retainer of $30,000, and the chairpersons of the Litigation Committee (formed in November 2008), Compensation Committee and Governance Committee each receive an additional annual cash retainer of $20,000. Annual stock based awards now vest immediately in whole on the grant date.

        In connection with the new compensation structure, we offer participation in the Huntsman Outside Directors Elective Deferral Plan. This is an unfunded nonqualified plan established primarily for the purpose of providing our independent directors with the ability to defer the receipt of director fees. Benefits under the plan are payable in cash distributable either in a lump sum or in installments beginning 30 days after the director ceases to be a member of our Board. On December 3, 2008, we approved a third amendment to the Huntsman Outside Director Elective Deferral Plan, whereby directors were allowed a one-time opportunity to elect full payment for his/her deferral account, valued as of a date specified on an election form, while maintaining service on the Board. This window of opportunity closed on December 31, 2008. Any elected payouts were required to be made in 2009 or after.

        Directors who are not independent do not receive annual or supplemental fees. All of our directors are reimbursed for reasonable out-of-pocket expenses incurred for attending meetings of our Board or its committees and for other reasonable expenses related to the performance of their duties as directors. During 2008, in the case of Jon M. Huntsman, this included a per diem amount of $100 for each day that he travels on Company business.

        The Board believes that our total director compensation package is competitive with the compensation offered by other companies and is fair and appropriate in light of the responsibilities and obligations of our independent directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The current members of our Board's Compensation Committee are Nolan D. Archibald (Chair), Wayne A. Reaud and Alvin V. Shoemaker. None of the members of the Compensation Committee has at any time been an officer or employee of Huntsman Corporation or any of its subsidiaries nor has had any substantial business dealings with Huntsman Corporation or any of its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information for Fiscal 2008

        The Huntsman Corporation Stock Incentive Plan allows for the issue of 21,590,909 shares of our common stock, par value $0.01 per share, to employees and consultants of our Company and its subsidiaries and to members of our Board. The following table outlines securities authorized for issuance under our stockholder approved equity plan as of December 31, 2008.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders	6,358,587	$21.33	13,335,947

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents information regarding beneficial ownership of our common stock as of April 15, 2009 by:

  •
  each person who we know owns beneficially more than 5% of our common stock;

  •
  each of our directors and nominees;

  •
  each of our named executive officers; and

  •
  all of our executive officers and directors as a group.

        Under the regulations of the SEC, shares are generally deemed to be "beneficially owned" by a person if the person directly or indirectly has or shares voting power or investment power (including the power to dispose) over the shares, whether or not the person has any pecuniary interest in the shares, or if the person has the right to acquire voting power or investment power of the shares within 60 days, including through the exercise of any option, warrant or right. In accordance with the regulations of the SEC, in computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to options or other rights held by the person that are currently exercisable or exercisable within 60 days of April 15, 2009. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Beneficial Ownership(1)
Name of Beneficial Owner	Shares	Percent(2)
5% or more beneficial owners:
HMP Equity Trust(3)	47,835,325	20.1%
Huntsman Family Holdings Company LLC(3)	47,835,325	20.1%
MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P(3)(4)	47,835,325	20.1%
The Jon and Karen Huntsman Foundation	21,782,000	9.2%
Directors and named executive officers:
Jon M. Huntsman(3)(5)	70,276,925	29.6%
Nolan D. Archibald(6)	126,304	*
Marsha J. Evans(7)	142,081	*
Peter R. Huntsman(3)(8)	50,629,078	21.2%
H. William Lichtenberger(9)	213,435	*
Richard A. Michaelson(10)	120,304	*
Wayne E. Reaud(11)	1,485,404	*
Alvin V. Shoemaker(12)	117,081	*
J. Kimo Esplin(13)	739,329	*
Samuel D. Scruggs(14)	827,516	*
Anthony P. Hankins(15)	518,010	*
Paul G. Hulme(16)	264,313	*
Kevin J. Ninow(17)	200,714	*
All directors and executive officers as a group (20 persons)(3)(5)(8)(18)	79,150,455	32.8%

*
Less than 1%

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108 and such beneficial owner has sole voting and dispositive power over such shares.

(2)
Based upon an aggregate of 237,438,754 shares of common stock outstanding on April 15, 2009.

(3)
Reflects shares of common stock held by HMP Equity Trust. The beneficiaries of HMP Equity Trust are Huntsman Family Holdings Company LLC ("Huntsman Family Holdings"), on the one hand, and MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P. (collectively, the "Matlin Partnerships"), on the other hand. Huntsman Family Holdings is controlled by Jon M. Huntsman. The Matlin Partnerships are controlled by David J. Matlin and Mark R. Patterson through MatlinPatterson Global Advisers LLC, MatlinPatterson Global Partners LLC, MatlinPatterson Asset Management LLC and MatlinPatterson LLC. Jon M. Huntsman, Peter R. Huntsman, Christopher R. Pechock and David J. Matlin share voting control of the shares of our common stock held by HMP Equity Trust. Specifically, Jon M. Huntsman and Peter R. Huntsman control the voting of the shares of our common stock held by HMP Equity Trust, provided however, that the shares will not be voted in favor of certain fundamental corporate actions without the consent of the Matlin Partnerships, through their representatives David J. Matlin and Christopher R. Pechock. Huntsman

  Family Holdings has investment and dispositive power over the portion of the shares owned by HMP Equity Trust that are currently allocated to Huntsman Family Holdings' beneficial interest in HMP Equity Trust. The Matlin Partnerships have investment and dispositive power over the portion of the shares owned by HMP Equity Trust that are currently allocated to the Matlin Partnerships' beneficial interest in HMP Equity Trust. Huntsman Family Holdings, Jon M. Huntsman and Peter R. Huntsman disclaim beneficial ownership of all of the shares owned by HMP Equity Trust that are currently allocated to MatlinPatterson's beneficial interest in HMP Equity Trust. David J. Matlin, Mark R. Patterson, Christopher R. Pechock, the Matlin Partnerships and the other MatlinPatterson entities referenced in this footnote disclaim beneficial ownership of all of the shares owned by HMP Equity Trust that are currently allocated to Huntsman Family Holdings' beneficial interest in HMP Equity Trust. David J. Matlin and Christopher R. Pechock served on our Board of Directors from October 2004 until their resignation on August 8, 2007.

(4)
The address of each of these beneficial owners is c/o MatlinPatterson Global Advisers LLC, 520 Madison Avenue, New York, New York 10022.

(5)
Includes the following shares of which Jon M. Huntsman may be deemed to be the beneficial owner (i) 636,700 shares held by Huntsman Financial Corporation, by virtue of being the sole shareholder of Huntsman Financial Corporation, (ii) 22,900 shares held by the Karen H. Huntsman Inheritance Trust, by virtue of being the spouse of the trustee of such trust, and (iii) the 21,782,000 shares which he contributed to The Jon and Karen Huntsman Foundation on June 25, 2007, by virtue of having the right to appoint all trustees on the Board of Trustees of such foundation and the right to remove any such trustees with or without cause or for any reason. Jon M. Huntsman expressly disclaims beneficial ownership of any shares held by the Karen H. Huntsman Inheritance Trust or the Jon and Karen Huntsman Foundation.

(6)
Includes options to purchase 50,000 shares of common stock that are exercisable within 60 days of April 15, 2009, and 9,972 vested restricted stock units the shares underlying which will be deliverable upon termination of service.

(7)
Includes options to purchase 50,000 shares of common stock that are exercisable within 60 days of April 15, 2009, and 46,332 vested restricted stock units the shares underlying which will be deliverable upon termination of service.

(8)
Includes options to purchase 1,139,425 shares of common stock that are exercisable within 60 days of April 15, 2009. Also includes 191,000 shares of which Peter R. Huntsman may be deemed to be the beneficial owner that are held by his spouse as Uniform Gifts to Minors Act custodian for each of six of Mr. Huntsman's children. Peter R. Huntsman expressly disclaims beneficial ownership of any such shares held by his spouse.

(9)
Includes options to purchase 50,000 shares of common stock that are exercisable within 60 days of April 15, 2009, and 48,155 vested restricted stock units the shares underlying which will be deliverable upon termination of service.

(10)
Includes options to purchase 50,000 shares of common stock that are exercisable within 60 days of April 15, 2009, and 56,304 vested restricted stock units the shares underlying which will be deliverable upon termination of service.

(11)
Includes options to purchase 50,000 shares of common stock that are exercisable within 60 days of April 15, 2009, and 56,304 vested restricted stock units the shares underlying which will be deliverable upon termination of service.

(12)
Includes options to purchase 50,000 shares of common stock that are exercisable within 60 days of April 15, 2009, and 46,332 vested restricted stock units the shares underlying which will be deliverable upon termination of service.

(13)
Includes options to purchase 324,913 shares of common stock that are exercisable within 60 days of April 15, 2009.

(14)
Includes options to purchase 324,913 shares of common stock that are exercisable within 60 days of April 15, 2009.

(15)
Includes options to purchase 257,941 shares of common stock that are exercisable within 60 days of April 15, 2009.

(16)
Includes options to purchase 244,887 shares of common stock that are exercisable within 60 days of April 15, 2009.

(17)
Includes options to purchase 200,714 shares of common stock that are exercisable within 60 days of April 15, 2009.

(18)
Includes options to purchase a total of 3,510,297 shares of common stock that are exercisable within 60 days of April 15, 2009, a total of 263,399 vested restricted stock units the shares underlying which will be delivered to the applicable holder upon termination of service and 25,000 shares held in a trust for the benefit of the spouse of Russell L. Healy, one of our executive officers, the beneficial ownership of which is expressly disclaimed by Mr. Healy.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures

        Effective as of February 1, 2007, the Board adopted a policy and the procedures for review, approval and monitoring of transactions involving our Company and "related persons" (directors, executive officers, stockholders owning five percent or greater of our common stock, or their respective immediate family members). The policy covers any related person transaction involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest.

        Related person transactions must be approved by the Audit Committee, which will approve the transaction only if it determines that the transaction is in, or is not inconsistent with, our interests. In evaluating the transaction, the Audit Committee will consider all relevant factors, including as applicable (1) the benefit to us in entering into the transaction; (2) the alternatives to entering into a related person transaction; and (3) whether the transaction is on terms comparable to those available to third parties.

        If a director is involved in the transaction, he or she will be recused from all discussions and decisions about the transaction. The transaction must be approved in advance of its consummation. The Audit Committee will periodically monitor the transaction to ensure that there are no changed circumstances that would render it advisable for us to amend or terminate the transaction and will review the transaction annually to determine whether it continues to be in our interests.

        The Committee approved the RBF Holdings LLC transaction described below in accordance with the above policy and continues to monitor the other arrangements described below consistent with the above policy although such arrangements had been entered into prior to the policy's adoption.

Transactions

  Aircraft Sublease and Time-Sharing Agreements

        Pursuant to an agreement entered into in 2001, our subsidiary Airstar Corporation ("Airstar") subleases a Gulfstream IV-SP Aircraft (the "Aircraft") from Jstar Corporation ("Jstar"), a corporation wholly owned by Jon M. Huntsman. Monthly sublease payments from Airstar to Jstar are in the approximate amount of $195,000. These monthly sublease payments are used to fund financing costs paid by Jstar to a leasing company. An unrelated third party pays $2 million per year to our subsidiary for such third-party's part-time use of the Aircraft (or an alternate owned by us if the Aircraft is unavailable), subject to an annual adjustment, which we believe to be at least fair market value for the number of flight hours used by such third party. We bear all other costs of operating the Aircraft. In accordance with our Aircraft Use Policy, we have entered into aircraft time-sharing agreements with certain members of the Huntsman family, pursuant to which these persons pay for the costs of their personal use of the Aircraft.

  Consulting Agreement with Jon M. Huntsman

        On April 28, 2009, we and Mr. Jon M. Huntsman mutually terminated an agreement we had entered into with Mr. Huntsman on June 3, 2003, pursuant to which Mr. Huntsman provided consulting services to us at our request. Pursuant to this agreement, Mr. Huntsman provided advice and other business consulting services at our request regarding our products, customers, commercial and development strategies, financial affairs and administrative matters based upon his experience and knowledge of our business, the industry and the markets within which we compete. Mr. Huntsman's services were utilized both with respect to the conduct of our business in the ordinary course and with respect to strategic development and specific projects. Under the terms of the agreement, which renewed automatically for successive one-year terms, Mr. Huntsman received $950,000 annually for his services. Following the agreement's termination on April 28, 2009, we re-established an employment relationship with Mr. Huntsman. For information regarding our compensation arrangements with Mr. Huntsman, please see "Compensation Discussion and Analysis—Aircraft Use Policy" and "Director Compensation for Fiscal 2008" above.

  Salt Lake City Office Building

        An agreement was reached prior to our IPO in February 2005 with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that we will donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. We have agreed to complete this donation on the earlier of November 30, 2009 or the date on which we occupy less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after we make this donation we will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation. As of December 31, 2008, our Salt Lake City office building had a net book value of approximately $8.7 million.

  Other Transactions with the Huntsman Family

        The following table shows the compensation in excess of $120,000 paid to members of the Huntsman family (other than Peter R. Huntsman, whose compensation is included in the Summary Compensation Table under the heading "Executive Compensation," above and Jon M. Huntsman) for services as officers or employees of ours in the fiscal year ended December 31, 2008.

Name	Salary	Bonus	Other Compensation
David S. Parkin(1)	$274,100	$0	$239,035	(2)
James H. Huntsman(3)	$244,600	$0	$0

    (1)
    David S. Parkin is a son-in-law of Jon M. Huntsman and a brother-in-law of Peter R. Huntsman. As of March 3, 2009, Mr. Parkin is no longer employed by our Company.

    (2)
    On February 10, 2008, 2,695 of David Parkin's restricted stock awards vested at a value of $23.42 per share for total earnings of $63,117. Upon vesting, we withheld 880 shares to satisfy our tax withholding obligations of $20,609 and issued the net number of 1,815 shares, having a market value of $42,507. On February 20, 2008, 2,664 of Mr. Parkin's restricted stock awards vested at a value of $23.00 per share for total earnings of $61,272. Upon vesting, we withheld 724 shares to satisfy our tax withholding obligations of $16,652 and issued the net number of 1,940 shares, having a market value of $44,620. On March 1, 2008, 3,023 of David Parkin's restricted stock awards vested at a value of $24.13 per share for a total earning of $72,945. Additional compensation included $2,112 for personal company car use, $21,252 for personal use of the aircraft, $14,984 for health and welfare, and $3,353 dividend earnings accrued on restricted stock awards.

    (3)
    James H. Huntsman is a son of Jon M. Huntsman and brother of Peter R. Huntsman. He had previously been employed by our Company, and was rehired on February 6, 2009. He was granted 107,143 option awards with an exercise price of $2.59, the closing price of a share of our common stock on the grant date, March 2, 2009. These options vest and become exercisable ratably in three equal annual installments beginning on the first anniversary of the grant date. In addition, he was granted 47,297 restricted stock awards that will vest ratably in three equal annual installments beginning on the first anniversary of the grant date.

  RBF Port Neches LLC

        Effective as of August 6, 2007, we entered into several related agreements with RBF Port Neches LLC, a company formed to develop and manufacture biodiesel ("RBF"). We believe that a subsidiary of MatlinPatterson indirectly owns approximately 47% of the equity interests in RBF on a fully diluted basis. David J. Matlin and Christopher R. Pechock, former directors who resigned from our Board in August 2007, are affiliates of MatlinPatterson.

        Pursuant to the agreements, we have agreed to lease to RBF two parcels of land of approximately 12.8 acres and 17 acres, in each case located adjacent to our Port Neches, Texas facilities, for an initial term of 15 years, and continuing year to year thereafter unless terminated by either party upon three years' prior notice. The leases require annual lease payments of approximately $65,000 for the 12.8 acre parcel and $85,000 for the 17 acre parcel.

        RBF owns and is responsible for the design and construction of the biodiesel facility, which is expected to be capable of manufacturing up to approximately 180 million gallons of biodiesel annually. We own all ancillary facilities necessary to deliver certain utilities and raw materials to the biodiesel facility. Under the agreements, RBF determines the production rate and maintains responsibility for its order processing and product transportation, and we provide the manufacturing and operating services RBF requires. We have agreed to provide certain utilities to the facility, including steam and condensate, wastewater disposal, water, air and nitrogen, and have agreed to manufacture biodiesel at the facility on a "cost-plus" basis. We have also agreed to supply methanol and caustic soda to the facility to the extent we continue to use and have available these raw materials at our adjacent plant. RBF will be responsible for procuring and supplying all other raw materials required. In addition, RBF granted us a continuing right of first refusal (except under certain circumstances) to purchase all of the glycerin produced as a by-product at the facility.

  Amended and Restated Registration Rights Agreement

        In connection with a reorganization transaction we consummated upon the completion of our initial public offering, we entered into a registration rights agreement dated February 10, 2005 (the "Registration Rights Agreement") with Huntsman Family Holdings and MatlinPatterson pursuant to which they have demand and piggyback registration rights for the shares of our common stock controlled by them. On July 12, 2007, we entered into an amended and restated registration rights agreement with entities controlled by MatlinPatterson and the Huntsman family and certain other stockholders party thereto, which amended and restated the Registration Rights Agreement to permit entities controlled by MatlinPatterson to exercise a demand registration right to cause a registration statement covering all of MatlinPatterson's common stock to be filed with the Commission. The agreement provides that we will pay the costs and expenses, other than underwriting discounts and commissions, related to the registration and sale of shares of our common stock that are registered pursuant to the agreement. The agreement contains customary registration procedures and indemnification and contribution provisions for the benefit of Huntsman Family Holdings, MatlinPatterson and us. In addition, all of our stockholders who received shares of our common stock in the reorganization transaction, including certain of our directors, executive officers and other key officers, have the right to include their shares in certain registrations. Our Executive Chairman, Jon M. Huntsman, and our Chief Executive Officer and director, Peter R. Huntsman, are affiliates of Huntsman Family Holdings. In addition, our executive officers J. Kimo Esplin, L. Russell Healy and Samuel D. Scruggs, are parties to the agreement. David S. Parkin, who is a son-in-law of Jon M. Huntsman and a brother-in-law of Peter R. Huntsman, is also a party to the agreement.

  Indemnification Agreements

        We entered into indemnification agreements with our directors and officers, including each of our named executive officers, in connection with the completion of our initial public offering. Pursuant to these agreements, we agree to provide customary indemnification to our officers and directors against expenses incurred by such persons in connection with their service as directors or officers (as applicable) or in connection with their service at our request as directors, officers, trustees, employees or agents of other entities.

Board Independence

        It is important to our Company for investors to have confidence that the individuals serving as independent directors on our Board do not have a relationship with us that would impair their independence. Under the NYSE corporate governance rules, our Board must have a majority of independent directors. For a director to qualify as independent, our Board must affirmatively determine that the director has no material relationship with our Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with our Company. To assist it in making independence determinations, our Board has adopted independence definitions and standards which can be found on our website at www.huntsman.com. Under these standards, a director is not independent if:

  The director is, or has been within the last three years, an employee of our Company or an employee of any of our subsidiaries, or an immediate family member is, or has been within the last three years, an executive officer of our Company.

  The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from us (other than director and committee fees and pension or other forms of deferred compensation for prior service, which compensation is not contingent upon continued service). Compensation received by an immediate family member for service as an employee (other than an executive officer) of ours is not considered for purposes of this standard.

  (i) The director or an immediate family member is a current partner of a firm that is our internal or external auditor; (ii) the director is a current employee of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and who personally works on the Company's audit; or (iv) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on our audit within that time.

  The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company's compensation committee.

  The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company's consolidated gross revenues.

  The director is an executive officer of any charitable or non-profit organization to which we have made, within the preceding three years, contributions in any single fiscal year that exceeded the greater of $1 million, or 2% of such charitable or non-profit organization's consolidated gross revenues.

        Our Board has evaluated all relevant transactions or relationships between each director, or any of his or her family members, and our company, senior management and independent registered accounting firm, including the relationships discussed under "Certain Relationships and Related Transaction—Transactions." Based on this evaluation, our Board has determined that Ms. Evans and Messrs. Archibald, Lichtenberger, Michaelson, Reaud and Shoemaker, who constitute a majority of our Board, are independent. The six independent directors comprise in full the membership of each standing Board committee described in this report.

        Jon M. Huntsman, the Executive Chairman of our Board, is not considered to be an independent director because he is the father of Peter R. Huntsman, our President, Chief Executive Officer and director, and because of his employment with us. Peter R. Huntsman, our President and Chief Executive Officer, is not considered to be an independent director because of his employment with us.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Deloitte & Touche

        The following table shows the aggregate fees billed by Deloitte & Touche, the member firms of Deloitte Touche Tohmatsu and their respective affiliates in each of the last two fiscal years for the services indicated (dollars in millions):

	2008	2007
Audit Fees	$11.6	$13.4
Audit-Related Fees	0.4	0.3
Tax Fees	4.8	4.0
All Other Fees	0.4	—

Total	$17.1	$17.7

        Audit Fees.    Fees for audit services include fees associated with annual integrated audits, reviews of annual reports on Form 10-K and quarterly reports on Form 10-Q, statutory audits required internationally, services related to comfort letters and consents and assistance with other filings and public offering documents filed with the SEC.

        Audit-Related Fees.    Fees for audit-related services principally include due diligence in connection with acquisitions and related accounting consultations, compliance with financing arrangements and attest services that were not required by statute or regulation.

        Tax Fees.    Fees for tax services include tax compliance, tax advice and tax planning including, but not limited to, international tax compliance and advice, federal and state tax advice, mergers and acquisitions tax advice and assistance with the preparation of foreign tax returns (including expatriate tax return preparation).

        All Other Fees.    All other fees include fees for services not included in audit fees, audit-related fees and tax fees. For 2008, the $0.4 million of all other fees related to global trade advisory services.

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee has, by resolution, adopted policies and procedures regarding the pre-approval of the performance by Deloitte & Touche of certain audit and non-audit services. Deloitte & Touche may not perform any service enumerated in Section 201(a) of the Sarbanes-Oxley Act of 2002, except as may otherwise be provided by law or regulation. Deloitte & Touche may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. The Audit Committee has pre-approved, by category, the performance by Deloitte & Touche of certain audit and accounting services, certain tax services, and, provided that fees do not exceed $250,000 per individual project, certain other tax services and audit-related services. The Audit Committee has delegated to the Compensation Committee chairperson the power to pre-approve services beyond those previously described, provided that no services may be approved that are prohibited pursuant to Section 201(a) of the Sarbanes-Oxley Act of 2002 or that appear reasonably likely to compromise the independence of Deloitte & Touche. Any pre-approval granted by the chairperson is reviewed by the Audit Committee at its next regularly scheduled meeting. In addition, the Audit Committee receives an annual report detailing the prior year's expenditures consistent with the SEC's accountant fee disclosure requirements.

        Since 2003, the Audit Committee has approved all audit and permissible non-audit services prior to such services being provided by Deloitte & Touche.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed with this report.

1.
Consolidated Financial Statements: None.

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
3.1	Certificate of Designations, Preferences and Rights of 5% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on February 16, 2005)
3.2	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to our current report on Form 8-K filed on November 26, 2008)
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to our current report on Form 8-K filed on November 26, 2008)
4.1
Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to Huntsman LLC's registration statement on Form S-4 filed on January 29, 2004 (File No. 333-112279))
4.2	Form of Unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.1)

Number	Description
4.3	Form of Guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.1)
4.4
Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to Huntsman LLC's quarterly report on Form 10-Q for the three months ended June 30, 2004, filed on August 16, 2004)
4.5	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.4)
4.6	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.4)
4.7	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.4)
4.8
Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to Huntsman International LLC's current report on Form 8-K filed on December 23, 2004)
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
4.14
Registration Rights Agreement dated as of February 10, 2005, by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005)
4.15
Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))
4.16	Form of mandatory convertible preferred stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005)
4.17
Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% Huntsman LLC Senior Notes due 2012 and Huntsman LLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to Huntsman LLC's current report on Form 8-K filed on July 15, 2005)
4.18
Supplemental Indenture, dated as of July 13, 2005 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% Huntsman LLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to Huntsman LLC's current report on Form 8-K filed on July 15, 2005)

Number	Description
4.19	Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
4.20
Supplemental Indenture dated August 16, 2005, to Indenture dated as of September 30, 2003 by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 5/8% Senior Secured Notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.7 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
4.21
Supplemental Indenture dated August 16, 2005, to Indenture dated as of June 22, 2004 by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.10 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
4.22
Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006 (File No. 333-131729))
4.23
Form of Restricted Stock Unit Agreement for Outside Directors effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006 (File No. 333-131729))
4.24
Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the $200,000,000 7 7/8% Senior Subordinated Notes due 2014 and the €400,000,000 6 7/8 Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)
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

Number	Description
4.30	Amended and Restated Registration Rights Agreement dated July 12, 2007, among the Company, Huntsman Family Holdings Company LLC, MatlinPatterson Global Opportunities Partners, L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda), L.P. and the other stockholders party thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 13, 2007)
4.31	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)
4.32	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)
10.1
Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to amendment No. 1 to the registration statement on Form S-4 of Huntsman LLC filed on February 11, 2004 (File No. 333-112279))
10.2
Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to amendment No. 1 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.3
Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)
10.4
Gift Agreement by and among Huntsman Group Inc. and the Jon and Karen Huntsman Foundation (incorporated by reference to Exhibit 10.17 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))
10.5
Pledge, Assignment and Collateral Agency Agreement dated February 16, 2005 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 10.18 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))
10.6	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))
10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))
10.8
Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))
10.9	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))
10.10
Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))
10.11
Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))

Number	Description
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005 (File No. 333-120749))
10.13	Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.24 to amendment No. 1 to our registration statement on Form S-1 dated January 6, 2005 (File No. 333-120749))
10.14	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005 (File No. 333-120749))
10.15
Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three-months ended March 31, 2005, filed on May 11, 2005)
10.16
Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
10.17
Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing Huntsman International LLC's 11 5/8% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
10.18
Second Amendment to Amended and Restated Pooling Agreement, dated August 16, 2005, among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
10.19
Fourth Amendment to 2000-1 Supplement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
10.20	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005)
10.21	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005)
10.22	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005)
10.23	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005)
10.24	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005)
10.25
Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland), as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

Number	Description
10.26	Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, Jupiter Securitization Corporation, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and J.P.Morgan (Ireland) plc, as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.27
Second Amendment to the Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the Series 2000-1 conduit purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA banks, the several financial institutions party thereto as funding agents, JPMorgan Chase Bank, N.A. as administrative agent and BNY Financial Services plc, the successor to J.P. Morgan Bank (Ireland) plc, as trustee, The Bank of New York Mellon, and JPMorgan Chase Bank, N.A., dated as of November 13, 2008 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 19, 2008)
10.28
Second Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and BNY Financial Services plc, the successor to J.P.Morgan (Ireland) plc, as trustee, dated as of November 13, 2008 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on November 19, 2008)
10.29
Amendment to the Second Amended and Restated Servicing Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, Huntsman International LLC, as servicer guarantor, BNY Financial Services plc, the successor to J.P.Morgan Bank (Ireland), as trustee, and PricewaterhouseCoopers LLP, as liquidation servicer, dated as of November 13, 2008 (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on November 19, 2008)
10.30
Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 15, 2008)
10.31
Letter Agreement, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on December 15, 2008)
10.32
Note Purchase Agreement, dated December 23, 2008, by and among Huntsman Corporation and Apollo Investment Fund VI, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 23, 2008)
10.33
Registration Rights Agreement, dated December 23, 2008, by and among Huntsman Corporation and Apollo Investment Fund VI, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on December 23, 2008)

Number		Description
10.34		Voting and Standstill Agreement, dated December 23, 2008, by and among Huntsman Corporation and Apollo Investment Fund VI, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on December 23, 2008)
10.35
Waiver to Credit Agreement dated April 16, 2009 among Huntsman International LLC and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 16, 2009)
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2009

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer