Form 10-Q
period 2009-03-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2009-05-08
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

         On April 28, 2009, 237,438,754 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

         This Quarterly Report on Form 10-Q presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Quarterly Report on Form 10-Q is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated. Huntsman International LLC meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$470	$657
Restricted cash	3	5
Accounts and notes receivables (net of allowance for doubtful accounts of $47 each)	820	905
Accounts receivable from affiliates	7	8
Inventories, net	1,333	1,500
Prepaid expenses	37	45
Deferred income taxes	21	21
Other current assets	94	99

Total current assets	2,785	3,240
Property, plant and equipment, net	3,471	3,649
Investment in unconsolidated affiliates	265	267
Intangible assets, net	144	153
Goodwill	92	92
Deferred income taxes	154	284
Notes receivable from affiliates	9	9
Other noncurrent assets	350	364

Total assets	$7,270	$8,058

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$575	$731
Accounts payable to affiliates	9	16
Accrued liabilities	525	617
Deferred income taxes	35	36
Current portion of debt	161	205

Total current liabilities	1,305	1,605
Long-term debt	3,613	3,677
Notes payable to affiliates	5	6
Deferred income taxes	129	117
Other noncurrent liabilities	980	1,021

Total liabilities	6,032	6,426

Commitments and contingencies (Notes 14 and 15)
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 237,438,884 and 234,430,334 issued and 233,959,105 and 233,553,515 outstanding in 2009 and 2008, respectively	2	2
Additional paid-in capital	3,151	3,141
Unearned stock-based compensation	(18)	(13)
Accumulated deficit	(1,344)	(1,031)
Accumulated other comprehensive loss	(571)	(489)

Total Huntsman Corporation stockholders' equity	1,220	1,610
Noncontrolling interests in subsidiaries	18	22

Total equity	1,238	1,632

Total liabilities and equity	$7,270	$8,058

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
INCOME (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Trade sales, services and fees	$1,686	$2,515
Related party sales	7	25

Total revenues	1,693	2,540
Cost of goods sold	1,548	2,173

Gross profit	145	367
Operating expenses:
Selling, general and administrative	197	227
Research and development	36	39
Other operating (income) expense	(8)	10
Restructuring, impairment and plant closing costs	14	4

Total operating expenses	239	280

Operating (loss) income	(94)	87
Interest expense, net	(55)	(65)
Loss on accounts receivable securitization program	(4)	(4)
Equity in income of investment in unconsolidated affiliates	1	3
Expenses associated with the Merger and related litigation	(7)	(5)

(Loss) income from continuing operations before income taxes	(159)	16
Income tax expense	(138)	(4)

(Loss) income from continuing operations	(297)	12
Income (loss) from discontinued operations, net of tax	3	(1)

Net (loss) income	(294)	11
Less net loss (income) attributable to noncontrolling interests	4	(4)

Net (loss) income attributable to Huntsman Corporation	$(290)	$7

Net (loss) income	$(294)	$11
Other comprehensive (loss) income	(82)	130

Comprehensive (loss) income	(376)	141
Less comprehensive loss (income) attributable to noncontrolling interests	4	(6)

Comprehensive (loss) income attributable to Huntsman Corporation	$(372)	$135

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
INCOME (UNAUDITED) (Continued)

(In Millions, Except Per Share Amounts)

	Three Months Ended March 31,
	2009	2008
Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(1.25)	$0.04
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.01	(0.01)

Net (loss) income attributable to Huntsman Corporation common stockholders	$(1.24)	$0.03

Weighted average shares	233,706,663	227,069,575

Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(1.25)	$0.04
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.01	(0.01)

Net (loss) income attributable to Huntsman Corporation common stockholders	$(1.24)	$0.03

Weighted average shares	233,706,663	233,840,739

Dividends per share	$0.10	$0.10

Amounts attributable to Huntsman Corporation common stockholders:
(Loss) income from continuing operations	$(293)	$8
Income (loss) from discontinued operations, net of tax	3	(1)

Net (loss) income	$(290)	$7

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net (loss) income	$(294)	$11
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in income of unconsolidated affiliates	(1)	(3)
Depreciation and amortization	126	94
Provision for losses on accounts receivable	4	1
(Gain) loss on disposal of assets	(1)	1
Noncash interest expense	2	2
Noncash restructuring, impairment and plant closing costs	4	1
Deferred income taxes	131	(5)
Net unrealized loss on foreign currency transactions	2	15
Stock-based compensation	5	6
Other, net	(1)	(7)
Changes in operating assets and liabilities:
Accounts and notes receivable	57	28
Inventories, net	114	(124)
Prepaid expenses	7	6
Other current assets	1	(8)
Other noncurrent assets	—	(51)
Accounts payable	(113)	42
Accrued liabilities	(71)	(5)
Other noncurrent liabilities	(10)	(14)

Net cash used in operating activities	(38)	(10)

Investing Activities:
Capital expenditures	(61)	(109)
Proceeds from sale of assets, net of adjustments	(1)	(22)
Other, net	—	1

Net cash used in investing activities	(62)	(130)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Three Months Ended March 31,
	2009	2008
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(8)	$178
Net repayments of overdraft facilities	(1)	(4)
Repayments of short-term debt	(73)	—
Proceeds from short-term debt	47	—
Repayments of long-term debt	(17)	(1)
Proceeds from long-term debt	—	17
Repayments on notes payable	(23)	(13)
Proceeds from notes payable	14	—
Dividends paid to common stockholders	(23)	(23)
Dividends paid to preferred stockholders	—	(4)
Other, net	—	(1)

Net cash (used in) provided by financing activities	(84)	149

Effect of exchange rate changes on cash	(3)	3

(Decrease) increase in cash and cash equivalents	(187)	12
Cash and cash equivalents at beginning of period	657	154

Cash and cash equivalents at end of period	$470	$166

Supplemental cash flow information:
Cash paid for interest	$38	$52
Cash paid for income taxes	17	2

        During the three months ended March 31, 2009 and 2008, the amount of capital expenditures in accounts payable (decreased) increased by $(24) million and $19 million, respectively. The value of share awards that vested during the three months ended March 31, 2009 and 2008 was $11 million and $13 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Common Stock					Accumulated other comprehensive loss
			Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Shares	Amount
Balance, January 1, 2009	233,553,515	$2	$3,141	$(13)	$(1,031)	$(489)	$22	$1,632
Net loss	—	—	—	—	(290)	—	(4)	(294)
Other comprehensive loss	—	—	—	—	—	(82)	—	(82)
Issuance of nonvested stock awards	—	—	8	(8)	—	—	—	—
Vesting of stock awards	538,225	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	3	—	—	—	5
Repurchase and cancellation of stock awards	(132,635)	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	(23)	—	—	(23)

Balance, March 31, 2009	233,959,105	$2	$3,151	$(18)	$(1,344)	$(571)	$18	$1,238

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$470	$87
Restricted cash	3	5
Accounts and notes receivables (net of allowance for doubtful accounts of $47 each)	820	905
Accounts receivable from affiliates	21	15
Inventories, net	1,333	1,500
Prepaid expenses	34	45
Deferred income taxes	21	21
Other current assets	94	99

Total current assets	2,796	2,677
Property, plant and equipment, net	3,295	3,466
Investment in unconsolidated affiliates	265	267
Intangible assets, net	147	157
Goodwill	92	92
Deferred income taxes	262	392
Notes receivable from affiliates	9	9
Other noncurrent assets	350	364

Total assets	$7,216	$7,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$572	$728
Accounts payable to affiliates	13	16
Accrued liabilities	501	560
Deferred income taxes	35	35
Note payable to affiliate	427	423
Current portion of debt	158	205

Total current liabilities	1,706	1,967
Long-term debt	3,378	3,442
Notes payable to affiliates	530	6
Deferred income taxes	93	69
Other noncurrent liabilities	976	1,021

Total liabilities	6,683	6,505

Commitments and contingencies (Notes 14 and 15)
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	2,866	2,865
Accumulated deficit	(1,718)	(1,414)
Accumulated other comprehensive loss	(633)	(554)

Total Huntsman International LLC members' equity	515	897
Noncontrolling interests in subsidiaries	18	22

Total equity	533	919

Total liabilities and equity	$7,216	$7,424

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31,
	2009	2008
Revenues:
Trade sales, services and fees	$1,686	$2,515
Related party sales	7	25

Total revenues	1,693	2,540
Cost of goods sold	1,543	2,169

Gross profit	150	371
Operating expenses:
Selling, general and administrative	192	229
Research and development	36	39
Other operating (income) expense	(8)	10
Restructuring, impairment and plant closing costs	14	4

Total operating expenses	234	282

Operating (loss) income	(84)	89
Interest expense, net	(55)	(65)
Loss on accounts receivable securitization program	(4)	(4)
Equity in income of investment in unconsolidated affiliates	1	3

(Loss) income from continuing operations before income taxes	(142)	23
Income tax expense	(146)	(6)

(Loss) income from continuing operations	(288)	17
Income (loss) from discontinued operations, net of tax	3	(1)

Net (loss) income	(285)	16
Less net loss (income) attributable to noncontrolling interests	4	(4)

Net (loss) income attributable to Huntsman International LLC	$(281)	$12

Net (loss) income	$(285)	$16
Other comprehensive (loss) income	(79)	131

Comprehensive (loss) income	(364)	147
Less comprehensive loss (income) attributable to noncontrolling interests	4	(6)

Comprehensive (loss) income attributable to Huntsman International LLC	$(360)	$141

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net (loss) income	$(285)	$16
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in income of unconsolidated affiliates	(1)	(3)
Depreciation and amortization	120	89
Provision for losses on accounts receivable	4	1
(Gain) loss on disposal of assets	(1)	1
Noncash interest expense	5	2
Noncash restructuring, impairment and plant closing costs	4	1
Deferred income taxes	143	(2)
Net unrealized loss on foreign currency transactions	2	15
Noncash compensation	1	6
Other, net	—	(7)
Changes in operating assets and liabilities:
Accounts and notes receivable	57	28
Inventories, net	114	(124)
Prepaid expenses	10	8
Other current assets	1	(11)
Other noncurrent assets	—	(51)
Accounts payable	(128)	42
Accrued liabilities	(39)	(2)
Other noncurrent liabilities	(10)	(13)

Net cash used in operating activities	(3)	(4)

Investing Activities:
Capital expenditures	(61)	(109)
Proceeds from sale of assets, net of adjustments	(1)	(22)
Investment in affiliates, net	—	1
Decrease (increase) in receivable from affiliate	7	(29)
Other, net	—	(4)

Net cash used in investing activities	(55)	(163)

Financing Activities:
Net (repayments) borrowings under revolving loan facilities	(8)	178
Net repayments of overdraft facilities	(1)	(4)
Repayments of short-term debt	(73)	—
Proceeds from short-term debt	47	—
Repayments of long-term debt	(17)	(1)
Proceeds from long-term debt	—	17
Repayments of notes payable	(22)	(13)
Proceeds from notes payable	11	—
Issuance of note payable to affiliate	529	—
Dividends paid to parent	(23)	—
Other, net	1	(1)

Net cash provided by financing activities	444	176

Effect of exchange rate changes on cash	(3)	3

Increase in cash and cash equivalents	383	12
Cash and cash equivalents at beginning of period	87	154

Cash and cash equivalents at end of period	$470	$166

Supplemental cash flow information:
Cash paid for interest	$38	$52
Cash paid for income taxes	17	2

        During the three months ended March 31, 2009 and 2008, the amount of capital expenditures in accounts payable (decreased) increased by $(24) million and $19 million, respectively. During the three months ended March 31, 2009 and 2008, Huntsman Corporation contributed $1 million and $6 million, respectively, related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2009	2,728	$2,865	$(1,414)	$(554)	$22	$919
Net loss	—	—	(281)	—	(4)	(285)
Other comprehensive loss	—	—	—	(79)	—	(79)
Contribution from parent, net of distributions	—	1	—	—	—	1
Dividends paid to parent	—	—	(23)	—	—	(23)

Balance, March 31, 2009	2,728	$2,866	$(1,718)	$(633)	$18	$533

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "SLIC" refers to Shanghai Liengheng Isocyanate Company (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies).

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 for our Company and Huntsman International.

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide.

        We currently operate in five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. Our Polyurethanes, Advanced Materials, Textile Effects and Performance Products segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions completed in 2006 and 2007, we sold substantially all of our former Polymers and Base Chemicals operations. We report the results of these businesses as discontinued operations. For more information, see "Note 20. Discontinued Operations."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

COMPANY

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of acquisitions and now own a global portfolio of businesses.

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the condensed consolidated financial statements (unaudited) for each of our Company and Huntsman International. The differences between our financial statements and Huntsman International's financial statements relate primarily to the following:

  •
  purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005;

  •
  the different capital structures;

  •
  a note payable from Huntsman International to us;

  •
  income (expenses) associated with our terminated merger with Hexion (the "Merger") and related litigation; and

  •
  our $250 million 7% convertible notes (the "Convertible Notes") issued to Apollo affiliates pursuant to the settlement agreement with respect to certain Merger-related litigation (the "Settlement Agreement").

PRINCIPLES OF CONSOLIDATION

        Our condensed consolidated financial statements (unaudited) and Huntsman International's condensed consolidated financial statements (unaudited) include the accounts of our wholly-owned and majority-owned and controlled subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two different segments—our Advanced Materials segment and our Textile Effects segment. All segment information for prior periods has been restated to reflect this change.

RECENT DEVELOPMENTS

Senior Credit Facilities Waiver

        On April 16, 2009, Huntsman International obtained a waiver (the "Waiver") to the agreement (the "Credit Agreement") governing our senior secured credit facilities ("Senior Credit Facilities"). Under the Waiver, a majority of the revolving lenders under our $650 million revolving facility (the "Revolving Facility") agreed to conditionally waive Huntsman International's compliance with its sole financial covenant, a senior secured leverage ratio covenant calculated by dividing senior secured debt by EBITDA as defined in the Credit Agreement (the "Leverage Covenant"). The Waiver is effective from April 16, 2009 through June 30, 2010. For more information, see "Note 7. Debt—Transactions Affecting our Debt—Senior Credit Facilities."

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. It also requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. We are evaluating this FSP to determine its impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also requires disclosure about the methods and significant assumptions used to estimate the fair value of financial instruments and changes in those methods and significant assumptions, if any, during the period. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating this FSP to determine its impact on our consolidated financial statements.

        We adopted SFAS No. 141 (R), Business Combinations, which replaced SFAS No. 141, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 on January 1, 2009. These statements significantly change the accounting for

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

business combinations and noncontrolling interests. Among other things, these statements require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and to be presented separately in the financial statements. Upon adoption of this standard, we recorded a charge of $1 million in the first quarter of 2009 to selling, general and administrative expenses to write off previously deferred acquisition costs related to our pending Baroda acquisition. See "Note 3. Business Combinations." We retroactively applied the presentation and disclosure requirements of SFAS No. 160 to all prior periods presented.

        We adopted FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, on January 1, 2009. This FSP requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value if fair value can be reasonably estimated. If fair value of such assets and liabilities cannot be reasonably estimated, the assets or liabilities would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP requires contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination to be initially recognized and subsequently measured at fair value in accordance with SFAS 141(R). The adoption of this FSP did not have a significant impact on our consolidated financial statements.

        We adopted Emerging Issues Task Force ("EITF") Issue No. 08-6, Equity Method Investment Accounting Considerations, on January 1, 2009. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this standard did not have a significant impact on our consolidated financial statements.

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP provides guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP are to be provided for fiscal years ending after December 15, 2009. We are evaluating FSP No. FAS 132(R)-1 to determine its impact on our consolidated financial statements.

        We adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 on January 1, 2009. SFAS No. 161 requires enhanced disclosures regarding the effect of an entity's derivative instruments and related hedging activities on its financial position, financial performance and cash flows. See "Note 8. Derivative Instruments and Hedging Activities."

3. BUSINESS COMBINATIONS

PENDING BARODA ACQUISITION

        On June 29, 2007, we signed an agreement to acquire the Baroda division of Metrochem Industries Limited ("MCIL"), a manufacturer of textile dyes and intermediates in India. Under the terms of the agreement, either party may terminate the agreement since the transaction was not consummated by April 30, 2008. As of March 31, 2009, this agreement had not been terminated. On

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

February 6, 2009, we entered into a non-binding agreement in principle with MCIL under which the purchase price was revised to be approximately $29 million (U.S. dollar equivalents). This purchase price excludes from working capital the receivables existing on the closing date due to MCIL from our affiliates, which will be settled in the ordinary course. We anticipate that the majority of the purchase price will be funded through local financing. We expect to complete this acquisition before the end of the second quarter of 2009. However, there can be no assurances that this transaction will be consummated or, if consummated, that it will be consummated on the terms set forth above.

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out, first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31, 2009	December 31, 2008
Raw materials and supplies	$270	$282
Work in progress	86	88
Finished goods	1,021	1,192

Total	1,377	1,562
LIFO reserves	(44)	(62)

Net	$1,333	$1,500

        As of March 31, 2009 and December 31, 2008, approximately 10% and 9%, respectively, of inventories were recorded using the last-in, first-out cost method.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements payable by us as of March 31, 2009 and December 31, 2008 were $11 million and $19 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these open exchange agreements receivable by us at March 31, 2009 and December 31, 2008 were nil and $5 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of March 31, 2009 and December 31, 2008, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2009	$58	$1	$3	$13	$75
2009 charges for 2008 initiatives	2	—	—	—	2
2009 charges for 2009 initiatives	9	—	—	—	9
Reversal of reserves no longer required	(1)	—	—	—	(1)
2009 payments for 2006 initiatives	(10)	(1)	—	—	(11)
2009 payments for 2008 initiatives	(3)	—	—	—	(3)
Foreign currency effect on reserve balance	(6)	—	—	—	(6)

Accrued liabilities as of March 31, 2009	$49	$—	$3	$13	$65

(1)
Accrued liabilities classified as workforce reductions consist primarily of restructuring programs recorded in connection with business combinations in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. The total workforce reduction reserves of $49 million relate to 448 positions that have not been terminated as of March 31, 2009.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2009	December 31, 2008
2003 initiatives & prior	$9	$9
2004 initiatives	6	6
2006 initiatives	15	26
2008 initiatives	22	24
2009 initiatives	9	—
Foreign currency effect on reserve balance	4	10

Total	$65	$75

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Advanced Materials	Textile Effects	Performance Products	Pigments	Corporate & Other	Total
Accrued liabilities as of January 1, 2009	$3	$1	$63	$1	$7	$—	$75
2009 charges for 2008 initiatives	1	—	—	—	1	—	2
2009 charges for 2009 initiatives	—	—	—	—	8	1	9
Reversal of reserves no longer required	—	—	(1)	—	—	—	(1)
2009 payments for 2006 initiatives	—	—	(11)	—	—	—	(11)
2009 payments for 2008 initiatives	—	—	(3)	—	—	—	(3)
Foreign currency effect on reserve balance	(1)	—	(5)	—	—	—	(6)

Accrued liabilities as of March 31, 2009	$3	$1	$43	$1	$16	$1	$65

Current portion of restructuring reserve	$2	$1	$43	$1	$15	$1	$63
Long-term portion of restructuring reserve	1	—	—	—	1	—	2
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year(1)	$—	$—	$—	$—	$36	$2	$38
Estimated additional charges beyond one year(1)	—	—	—	—	1	1	2

(1)
Amounts not accrued at March 31, 2009, as the conditions necessary for accrual have not been met as of that date.

        Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

Three months ended March 31, 2009
Cash charges:
2009 charges for 2008 initiatives	$2
2009 charges for 2009 initiatives	9
Reversal of reserves no longer required	(1)
Non-cash charges	4

Total Restructuring, Impairment and Plant Closing Costs	$14

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

Three months ended March 31, 2008
Cash charges:
2008 charges for 2004 initiatives	$1
2008 charges for 2008 initiatives	2
Non-cash charges	1

Total Restructuring, Impairment and Plant Closing Costs	$4

        During the three months ended March 31, 2009, our Polyurethanes segment recorded charges of $1 million for an initiative related to our U.K.-based Global Expatriation Services department that will be completed in 2009.

        During the three months ended March 31, 2009, our Pigments segment recorded charges of $9 million primarily related to severance costs associated with the closure of our Grimsby, U.K. plant and central cost reduction projects. Our Pigments segment also recorded a non-cash charge of $4 million primarily related to a write down of engineering spare parts at our Grimsby, U.K. plant. In addition, we accelerated the depreciation of the long-lived assets associated with our Grimbsy, U.K. plant. We expect to incur additional charges of $37 million related to the closure of our Grimbsy, U.K. plant through June 30, 2010.

        During the three months ended March 31, 2009, we recorded charges of $1 million in Corporate and Other related to our 2009 fixed cost reduction project announced in the fourth quarter of 2008.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        During 2008, we contributed $44 million as our 50% equity contribution to our ethyleneamines manufacturing joint venture in Jubail Industrial City, Saudi Arabia (the "Saudi Joint Venture") with Zamil Group. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. The joint venture obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents), of which $60 million was drawn under a short-term bridge loan facility as of March 31, 2009. We have provided certain guarantees of approximately $14 million for these commitments which will terminate upon completion of the project and satisfaction of certain conditions. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded. This joint venture is accounted for under the equity method.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	March 31, 2009	December 31, 2008
Senior Credit Facilities:
Term Loans	$1,524	$1,540
Secured Notes	295	295
Senior Notes	198	198
Subordinated Notes	1,238	1,285
Australian Credit Facilities	30	41
HPS (China) debt	170	196
Other	84	92
Convertible Notes	235	235

Total debt	$3,774	$3,882

Current portion	$161	$205
Long-term portion	3,613	3,677

Total debt	$3,774	$3,882

Huntsman International

	March 31, 2009	December 31, 2008
Senior Credit Facilities:
Term Loans	$1,524	$1,540
Secured Notes	295	295
Senior Notes	198	198
Subordinated Notes	1,238	1,285
Australian Credit Facilities	30	41
HPS (China) debt	170	196
Other	81	92

Total debt	$3,536	$3,647

Current portion	$158	$205
Long-term portion	3,378	3,442

Total debt-excluding affiliates	$3,536	$3,647

Total debt-excluding affiliates	$3,536	$3,647
Notes payable to affiliates	957	429

Total debt	$4,493	$4,076

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

DIRECT AND SUBSIDIARY DEBT

        Our direct debt and guarantee obligations consist of our Convertible Notes, our guarantees of certain debt of HPS and SLIC, our Chinese MDI joint ventures, our Saudi Joint Venture, and certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

TRANSACTIONS AFFECTING OUR DEBT

Senior Credit Facilities

        As of March 31, 2009, our Senior Credit Facilities consisted of (i) a $650 million Revolving Facility and (ii) a $1,524 million term loan B facility (the "Dollar Term Loan"). As of March 31, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $31 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in August 2010 and the Dollar Term Loan matures in 2014; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loan will accelerate if we do not repay or refinance all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities (the next maturity date of such debt securities is October 15, 2010).

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into the Waiver with respect to the Leverage Covenant.

        The Waiver is effective from April 16, 2009 through June 30, 2010. The Leverage Covenant requires that the maximum senior secured leverage ratio does not exceed 5.00 to 1.00. Prior to the Waiver, the maximum permitted ratio was 3.75 to 1.00. In addition, the Waiver modifies the calculation used to determine compliance with the Leverage Covenant as follows:

  •
  by permitting us to add back to "Consolidated EBITDA" any lost profits that are attributable to Hurricanes Gustav and Ike that occurred in 2008 (such amounts being $49 million and $18 million for the third and fourth quarters, respectively, of 2008); and

  •
  by modifying the definition of "Permitted Non-Cash Impairment and Restructuring Charges" by replacing a reference to $100 million with $200 million for permitted cash charges to be added back to "Consolidated EBITDA".

        As consideration for the Waiver, Huntsman International agreed to increase the interest paid on the Revolving Facility by 225 basis points from LIBOR plus 1.75% to LIBOR plus 4.00% and to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

increase the applicable unused fee by 25 basis points from 0.50% to 0.75%. In addition, during the Wavier period, Huntsman International agreed as follows:

  •
  to not request a borrowing under the Revolving Facility during the next succeeding fiscal quarter if compliance with the senior secured leverage ratio, as agreed to in the Waiver, is not met in any fiscal quarter;

  •
  to not repay or make any payment of principal or interest under the Intercompany Note (defined below) if there are outstanding borrowings under the Revolving Facility or to reduce the principal amount outstanding under the Intercompany Note to less than $525 million; and

  •
  to not make any restricted payments in an aggregate amount greater than the sum of $100 million plus Available Equity Proceeds (as defined in the Credit Agreement) received by Huntsman International.

        At the present time, borrowings under the Revolving Facility and Dollar Term Loan bear interest at LIBOR plus 4.0% and LIBOR plus 1.75%, respectively. However, the applicable interest rate of the Dollar Term Loan is subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds.

        During the three months ended March 31, 2009, we paid the annual scheduled repayment of $16 million on our Dollar Term Loan. Inclusive of this repayment, we made net repayments on our debt of approximately $61 million during the three months ended March 31, 2009, excluding our off-balance sheet accounts receivable securitization program (the "A/R Securitization Program").

Intercompany Note

        As of March 31, 2009, under an existing promissory note (the "Intercompany Note"), we have loaned $952 million to our subsidiary, Huntsman International. Huntsman International used a portion of such funds to repay borrowings outstanding under the Revolving Facility and the remainder was temporarily held in cash. The Intercompany Note is unsecured and $427 million of the outstanding amount is classified as current as of March 31, 2009 on the accompanying condensed consolidated balance sheets (unaudited). As of March 31, 2009, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our A/R Securitization Program for U.S. dollar outstandings, less 10 basis points (provided that, the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility). Subject to the conditions of the Waiver referenced above, with our consent, the principal and accrued interest outstanding under the Intercompany Note may also be forgiven, capitalized or satisfied with any alternate form of consideration. Subsequent to March 31, 2009, Huntsman International has reduced its borrowings on the Intercompany Note with available cash.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

COMPLIANCE WITH COVENANTS

        We are in compliance with the financial covenants contained in the agreements governing our debt instruments, including our Senior Credit Facilities, our A/R Securitization Program and the indentures governing our notes.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

        All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. To the extent applicable, we perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive (loss) income.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings.

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. During the three months ended March 31, 2009, any remaining contracts matured and the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) were not considered significant. For the three months ended March 31, 2008, the effective portion of the changes in fair value of $2 million was recorded in other comprehensive income.

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we swapped $153 million of LIBOR floating rate debt payments for €116 million of EURIBOR floating rate debt payments. This swap was not designated as a hedge for financial reporting purposes. For the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

three months ended March 31, 2008, we recorded a foreign currency loss on this swap of $14 million in the condensed consolidated statement of operations (unaudited).

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $96 million of LIBOR floating rate debt payments for €71 million of EURIBOR floating rate debt payments. This swap was designated as a hedge of a net investment for financial reporting purposes. We received a cash benefit from the unwind of $3 million in the fourth quarter of 2008. For the three months ended March 31, 2008, the effective portion of the changes in the fair value of $8 million were recorded in other comprehensive income.

        As of and for the three months ended March 31, 2009, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive (loss) income. From time to time, we review such designation of intercompany loans.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2009, we have designated approximately €225 million ($299 million) of euro-denominated debt as a hedge of our net investments. For the three months ended March 31, 2009, the amount of gain recognized on the hedge of our net investments was $15 million and was recorded in other comprehensive (loss) income. As of March 31, 2009, we had approximately €929 million ($1,235 million) in net euro assets.

9. SECURITIZATION OF ACCOUNTS RECEIVABLE

        Under our A/R Securitization Program, we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance by the Receivables Trust of commercial paper. The A/R Securitization Program currently provides for financing through various commercial paper conduit programs (in both U.S. dollars and euros). The A/R Securitization Program consists of commercial paper conduit programs with a committed amount of approximately $575 million (U.S. dollar equivalents). Because of various factors such as market demand, lower pricing and changes in foreign currency rates, the underlying effective capacity of the program has declined. As of March 31, 2009, the Receivables Trust had $328 million in U.S. dollar equivalents (comprised of $116 million and approximately €160 million ($212 million)) in commercial paper outstanding.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. SECURITIZATION OF ACCOUNTS RECEIVABLE (Continued)

        The A/R Securitization Program matures on November 12, 2009. We have already begun discussions with the program providers to extend this program beyond its current maturity. Although we can make no assurances, we intend to extend the A/R Securitization Program beyond its stated term.

10. FAIR VALUE MEASUREMENTS

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities(1)	$9	$9	$—	$—
Retained interest in securitized receivables(2)	163	—	—	163

Total assets	$172	$9	$—	$163

(1)
Using the market approach, the fair value of these securities represents the quoted market price times the quantities held.

(2)
The income approach is used to value these assets. Fair value is based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved.

Fair Value Measurements Using Level 3	Three months ended March 31, 2009
Balance at beginning of period	$147
Total net losses (realized/unrealized) included in earnings	(11)
Purchases, issuances, and settlements	27

Balance at end of period	$163

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$(7)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE MEASUREMENTS (Continued)

        Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the three months ended March 31, 2009 are reported in loss on accounts receivable securitization program and other operating income (expense) as follows (dollars in millions):

	Loss on accounts receivable securitization program	Other operating income (expense)
Total net losses included in earnings (or changes in net assets)	$(6)	$(5)
Changes in unrealized losses relating to assets still held at March 31, 2009	$(2)	$(5)

11. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended March 31, 2009 and 2008 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$16	$19	$1	$1
Interest cost	35	39	2	2
Expected return on assets	(35)	(48)	—	—
Amortization of prior service cost	(1)	(2)	(1)	(1)
Amortization of actuarial loss	9	1	1	1
Special termination benefits	1	—	—	—

Net periodic benefit cost	$25	$9	$3	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$16	$19	$1	$1
Interest cost	35	39	2	2
Expected return on assets	(35)	(48)	—	—
Amortization of prior service cost	(1)	(2)	(1)	(1)
Amortization of actuarial loss	10	3	1	1
Special termination benefits	1	—	—	—

Net periodic benefit cost	$26	$11	$3	$3

        During the three months ended March 31, 2009 and 2008, we made contributions to our pension and other postretirement benefit plans of $30 million and $33 million, respectively. During the remainder of 2009, we expect to contribute an additional amount of $90 million to these plans.

12. STOCKHOLDERS' EQUITY

5% MANDATORY CONVERTIBLE PREFERRED STOCK

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which was February 16, 2008. Accordingly, we recorded dividends payable of $43 million and a corresponding charge to net loss attributable to Huntsman Corporation common stockholders during the year ended December 31, 2005. We paid the final dividend in cash on February 16, 2008. Also on February 16, 2008, the mandatory convertible preferred stock converted, pursuant to its terms, into 12,082,475 shares of our common stock.

COMMON STOCK DIVIDENDS

        On March 31, 2009 and March 31, 2008, we paid cash dividends of $23 million each, or $0.10 per share each, to common stockholders of record as of March 16, 2009 and March 14, 2008, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)
			Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2009	March 31, 2008
Foreign currency translation adjustments, net of tax of $21 and $16 as of March 31, 2009 and December 31, 2008, respectively	$119	$204	$(85)	$131
Pension and other postretirement benefits adjustments, net of tax of $157 and $158 as of March 31, 2009 and December 31, 2008, respectively	(706)	(713)	7	—
Other comprehensive income (loss) of unconsolidated affiliates	6	9	(3)	—
Other, net	3	4	(1)	(1)

Total	(578)	(496)	(82)	130
Less amounts attributable to noncontrolling interests	7	7	—	(2)

Amounts attributable to Huntsman Corporation	$(571)	$(489)	$(82)	$128

Huntsman International

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)
			Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2009	March 31, 2008
Foreign currency translation adjustments, net of tax of $8 and $3 as of March 31, 2009 and December 31, 2008, respectively	$119	$202	$(83)	$131
Pension and other postretirement benefits adjustments, net of tax of $191 and $193 as of March 31, 2009 and December 31, 2008, respectively	(764)	(771)	7	1
Other comprehensive income (loss) of unconsolidated affiliates	6	9	(3)	—
Other, net	(1)	(1)	—	(1)

Total	(640)	(561)	(79)	131
Less amounts attributable to noncontrolling interests	7	7	—	(2)

Amounts attributable to Huntsman International LLC	$(633)	$(554)	$(79)	$129

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

        Items of other comprehensive (loss) income of our Company and our unconsolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

14. COMMITMENTS AND CONTINGENCIES

Texas Bank Litigation

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas (the "Texas Bank Litigation") against affiliates of Credit Suisse and Deutsche Bank AG (the "Lenders"), alleging, among other things, that the Lenders had conspired to tortiously interfere with our merger agreement with Basell AF. Our petition against the Lenders includes claims of common law fraud, civil conspiracy, and tortious interference with contract. We are seeking to recover damages measured by the benefit of the bargain, our out-of-pocket losses, restitution, or the amount by which the Lenders were unjustly enriched as a result of the injuries we believe they inflicted on us. Discovery, including depositions, is ongoing. A court ordered mediation is scheduled to begin May 13, 2009. Trial is currently set for June 8, 2009. We intend to prosecute our claims vigorously.

        In connection with the Texas Bank Litigation, pursuant to the Settlement Agreement with respect to the Merger-related litigation, we agreed to indemnify and hold harmless Hexion, Apollo and certain related parties from any claim for indemnification or contribution or any other claim asserted against such parties by the Lenders or their affiliates that in any way arises out of any claims made by us and our affiliates against the Lenders, including claims for contribution asserted by the Lenders against Apollo and its affiliates. Our indemnification obligation does not cover legal fees and expenses incurred by the Lenders or the attorneys' fees and expenses of the indemnified parties in defending the Lenders' claims. The aggregate amount we must pay pursuant to indemnification will not exceed the amount of our recovery collected, if any, in the Texas Bank Litigation net of attorney fees, costs and expenses related to the Texas Bank Litigation.

        In addition, we, together with certain of our affiliates, have entered into a letter agreement with Hexion and certain of its affiliates and Apollo and certain of its affiliates, pursuant to which we agreed to pay Apollo and certain of its affiliates an amount of cash equal to 20% of the value of cash and non-cash consideration that is in excess of $500 million that we may obtain or receive in settlement in connection with any claims we made against the Lenders arising from or relating to the Merger Agreement, the transactions contemplated thereby and related matters, including the Texas Bank Litigation, after we first recover our attorneys' fees, costs and expenses in making the claim. In no circumstance will the aggregate amount of payments owed by us to the Apollo parties under the letter agreement exceed $425 million. Moreover, in the event trial commences in the Texas Bank Litigation, any interest on the part of the Apollo parties will terminate immediately and we will not owe any portion of any subsequent recovery to the Apollo parties.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through March 31, 2009.

        During each of the three months ended March 31, 2009 and March 31, 2008, we did not settle any Discoloration Claims. The two Discoloration Claims unresolved as of March 31, 2009 asserted aggregate damages of €36 million (approximately $48 million). An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than nine years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of March 31, 2009 for costs associated with unasserted Discoloration Claims.

Asbestos Litigation

        We have been named as a "premises defendant" in a number of asbestos exposure cases, typically claims by non-employees of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaints have not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery.

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our nearly fourteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Three months ended March 31,
	2009	2008
Unresolved at beginning of period	1,140	1,192
Tendered during period	6	5
Resolved during period(1)	10	24
Unresolved at end of period	1,136	1,173

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

        We have never made any payments with respect to these cases. As of March 31, 2009, we had an accrued liability of $16 million relating to these cases and a corresponding receivable of $16 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2009.

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

	Three months ended March 31,
	2009	2008
Unresolved at beginning of period	43	39
Filed during period	0	1
Resolved during period	2	1
Unresolved at end of period	41	39

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil during both the three months ended March 31, 2009 and 2008. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2009.

Antitrust Matters

        We have been named as a defendant in civil antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow, and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("polyether polyol products") sold in the U.S. in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, pending in the United States District Court, District of Kansas. The Kansas court has ruled that plaintiffs may prosecute the Polyether Polyols cases on behalf of a class of all direct purchasers of polyether polyol products in the U.S. Bayer has entered into a settlement with the plaintiffs' class and has been dismissed as a defendant. Merits discovery is underway, and trial has been set for May 3, 2011.

        We and the other Polyether Polyol defendants (excluding Bayer) have also been named as defendants in two civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in MDL No. 1616. These cases have been brought by 12 groups of affiliated companies, 73 plaintiffs in all, who allege that between 1994 and 2006 inclusive the Polyether Polyol defendants conspired to fix the prices of polyether polyol products sold in the U.S. and abroad in violation of the Sherman Act, similar laws of several U.S. states, and the laws of the European Union and certain of its member states. We and the other defendants have moved to dismiss the opt-out complaints.

        We, along with the other Polyether Polyols defendants and Rhodia, have also been named as defendants in civil antitrust suits alleging a conspiracy to fix the prices of polyether polyol products sold in Canada in violation of Canadian competition law. These cases, filed in the Superior Court of Justice, Ontario, Canada on May 5, 2006 and in Superior Court, Quebec, Canada on May 17, 2006, purport to be brought on behalf of various classes of Canadian direct purchasers of polyether polyol products. There has been little activity in these cases since they were filed.

        Along with Flexsys, Crompton (now Chemtura), Uniroyal, Rhein Chemie Rheinau and the other Polyether Polyol defendants, we also have been named as a defendant in a civil antitrust suit pending in the Superior Court of California, County of San Francisco, filed on February 15, 2005, that alleges that between 1994 and 2004 the defendants conspired to fix the prices of certain rubber and urethane products sold in California in violation of antitrust and unfair competition laws of California. This case purports to be brought on behalf of a class of all California purchasers of products containing rubber and urethanes products. By agreement of the parties this case has been stayed pending the resolution of MDL No. 1616.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        Along with Dow, BASF, and Lyondell, we have also been named as a defendant in a third amended complaint proposed for filing in an existing civil antitrust suit pending against Bayer and Chemtura in federal district court in Massachusetts. The proposed amended complaint alleges that beginning around 1990 we and the other defendants conspired to fix the prices of MDI, TDI, polyether polyols, and polyester polyols sold throughout the U.S. in violation of the federal Sherman Act and the laws of various states. The proposed amended complaint seeks to sue on behalf of all indirect purchasers of such products in the U.S. The Massachusetts action has been stayed pending plaintiffs' settlement of the previously asserted claims against Bayer and Chemtura. We have filed papers opposing the motion for leave to file the proposed amended complaint adding us as a defendant in that action.

        The plaintiffs' pleadings in these various antitrust suits provide few specifics about any alleged illegal conduct on our part, and we are not aware of any illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possibility of loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and such losses could be material.

        In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting production of documents relating to our sale of polyether polyol products. The other defendants in the Polyether Polyols cases have confirmed that they were also served with subpoenas in this matter. We cooperated fully with the investigation, and by letter dated December 16, 2007, the U.S. Department of Justice notified us that its investigation of possible antitrust violations by manufacturers of polyether polyol products has been closed.

MTBE Litigation

        We are named as a defendant in 16 lawsuits pending in multidistrict litigation filed between March 23, 2007 and March 31, 2009 in the U.S. District Court for the Southern District of New York and New York state court alleging liability related to MTBE contamination in groundwater. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, were named as defendants in these and many other cases that were pending in U.S. courts. The plaintiffs in the 16 cases in which we were named are municipal water districts, a regional water supply authority, and municipal corporations that claim that defendants' conduct has caused MTBE contamination of their groundwater. We were dismissed from eight of these cases without prejudice for lack of federal court jurisdiction over the claims, and two other dismissals are pending. Seven of the eight dismissed cases, as well as three additional new actions, were re-filed or filed on March 31, 2009: six in the Supreme Court of the State of New York, County of Nassau and four in the Supreme Court of the State of New York, County of Suffolk, leaving 16 cases now pending against us. The other action that was dismissed could also be re-filed in state court in New York, which would bring the total number of cases to 17. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases and therefore we have not accrued a liability for these claims. We believe that our liability in these cases, if any, would likely be covered, at least in part, by insurance and/or by indemnity agreements with prior owners.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Shareholder Litigation

        From July 5 to July 13, 2007, four putative shareholder class action complaints were filed against our Company and our directors alleging breaches of fiduciary duty in connection with our then-proposed sale to Basell and the receipt of a superior proposal from Hexion. Three actions were filed in Delaware: Cohen v. Archibald, et al., No. 3070, in the Court of Chancery for the State of Delaware (filed July 5, 2007); Augenstein v. Archibald, et al., No. 3076, in the Court of Chancery for the State of Delaware (filed July 9, 2007); and Murphy v. Huntsman, et al., No. 3094, in the Court of Chancery for the State of Delaware (filed July 13, 2007). Another action was filed in Texas: ]Schwoegler v. Huntsman Corporation, et al., Cause No. 07-07-06993-CV, in the 9th Judicial District Court of Montgomery County, Texas (filed July 6, 2007). As subsequently amended, these lawsuits together allege that we and our directors breached fiduciary duties to the stockholders by, among other things, engaging in an unfair sales process, approving an unfair price per share for the Merger with Hexion, and making inadequate disclosures to stockholders, and that Basell, Hexion and MatlinPatterson entities aided and abetted these breaches of fiduciary duty. The lawsuits sought to enjoin the stockholder vote on the Merger.

        On September 20, 2007, we entered into a Memorandum of Understanding with plaintiffs' counsel in the Delaware and Texas actions to settle these four lawsuits. As part of the proposed settlement, the defendants denied all allegations of wrongdoing, but we agreed to make certain additional disclosures in the final proxy statement that was mailed to our stockholders on or about September 14, 2007. In connection with the settlement, the parties also reached an agreement with respect to any application that the plaintiffs' counsel would have made for an award of customary attorneys' fees and expenses to be paid following the completion of the Merger.

        The Memorandum of Understanding is now null and void and of no force and effect because the Merger was not consummated. The Texas action has been voluntarily dismissed, but there have been no further developments in the Delaware actions at this time.

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and International Risk Insurance Company ("IRIC"), our captive insurer, in the United States District Court for the Southern District of Texas, by seventeen reinsurance companies (the "Reinsurers") that reinsure risks under the property insurance policy issued by IRIC to our Company (the "Policy") for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action sought to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. On September 26, 2008, the court denied motions to dismiss filed by our Company and IRIC, ordering the parties to engage in a short period of discovery on the issue of arbitrability. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the United States District Court for the Eastern District of Texas. Some of the Reinsurers filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the United States District Court for the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Southern District of Texas in order to consolidate the two actions. We filed a motion to remand that action to the state court and opposition to the Reinsurers' motions in that action. On April 23, 2008, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court for the Southern District of Texas. On September 26, 2008, the court denied our motion to remand that suit to the state court in which it was filed.

        Pursuant to a December 29, 2008 agreement among the parties to the actions referenced above: (1) a mediation was scheduled for February 24-25, 2009, (2) if the disputes were not fully resolved in mediation, the parties would submit all coverage and quantum issues to a three-arbitrator panel in August of 2009, with a binding award to be entered by September 30, 2009, (3) the Reinsurers paid an additional $40 million on our claim on December 29, 2008 and agreed that all monies paid by the participating Reinsurers on the claim to date are nonrefundable, (4) we waived our noncontractual claims against the Reinsurers, (5) the first action referenced above is stayed pending final resolution and entry of judgment, and (6) the second action referenced above has been dismissed. Because the non-binding mediation was not successful, we and the Reinsurers will participate in binding arbitration which is expected to occur in the latter half of 2009. Reinsurers responsible for a small percentage of our remaining claim were not parties to the two lawsuits and are not parties to the agreement; thus we may need to pursue actions against them separately for their pro rata shares of the unpaid claim. We have paid our deductible on the claim of $60 million and have been paid $365 million to date by the Reinsurers. As of March 31, 2009, we have claimed an additional approximately $243 million as presently due and owing and unpaid under the Policy for losses caused by the fire, and we anticipate filing additional claims. For more information, see "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

GUARANTEES

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of March 31, 2009, there were $68 million and RMB 840 million (approximately $123 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments (of which 12 installments remain), which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for the value added tax facility which is not guaranteed). Our guarantee remains in effect until SLIC has met certain conditions. The conditions outstanding include completion

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

of the building and equipment mortgage registrations, which are progressing, and maintaining a debt service coverage ratio of at least 1:1 at the time such registrations are completed. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

        Our unconsolidated Saudi Joint Venture obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents). We have provided certain guarantees of approximately $14 million for these commitments, and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

EHS SYSTEMS

        We are committed to achieving and maintaining compliance with all applicable environmental health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2009 and 2008, our capital expenditures for EHS matters totaled $8 million and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

$14 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

REMEDIATION LIABILITIES

        We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.

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

        In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements under RCRA authority.

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

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Australian (Victorian) EPA due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. On March 21, 2009, we submitted the required Site Remediation Action Plan to the agency which proposed additional investigation and remediation method trials. We

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

can provide no assurance that the EPA will agree with our proposed plan or will not seek to institute additional requirements for the site. However, we do not believe the costs to us associated with this issue will be material.

        In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure, however, that all of such matters will be subject to indemnity, that the prior owner will honor its indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon requirements placed upon the company by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $8 million and $7 million for environmental liabilities as of March 31, 2009 and December 31, 2008, respectively. Of these amounts, $5 million and $4 million were classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of March 31, 2009 and December 31, 2008, respectively, and $3 million each were classified as other noncurrent liabilities in our condensed consolidated balance sheets (unaudited) as of March 31, 2009 and December 31, 2008. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and AuthoriSation of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the European Economic Area (EEA) more than one metric tonne of a chemical substance per year will be required to register such chemical

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals where there are no suitable alternatives substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances purchased or manufactured in or imported into the EEA. Our pre-registration REACH compliance began on June 1, 2008, utilizing internal resources at nominal expense, and we met all chemical pre-registration requirements by the November 30, 2008 regulatory deadline. We are currently proceeding with the registration of the high-volume and high-priority chemicals under the program. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $2 million and $3 million during the years ended December 31, 2008 and 2007, respectively, on REACH compliance.

GREENHOUSE GAS REGULATION

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change, there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas ("GHG") emissions. In addition, although the U.S. is not a signatory to the Convention, several states are implementing their own GHG regulatory programs, and a federal program in the U.S. is likely for the future. Draft U.S. Federal legislation and the recent U.S. EPA Clean Air Act endangerment findings for carbon dioxide have focused corporate attention on the eventuality of measuring and reporting of GHG emissions for operations in the U.S. The U.S. EPA has also recently proposed mandatory GHG reporting requirements for U.S. sources in excess of 25,000 tons. Final details of a comprehensive U.S. GHG management approach is, as yet, uncertain. Nevertheless, we are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, but few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

CHEMICAL SECURITY

        The Department of Homeland Security ("DHS") issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in designated quantities on the Appendix A list were required to submit a "Top Screen" to DHS in 2008. A Top Screen is a questionnaire completed by a facility having Chemicals of Interest in designated threshold quantities. In early 2008, we submitted Top Screens for several of our facilities. After reviewing the Top Screens, DHS determined that some of our sites were "High Risk" facilities. As a result, we were required to perform Security Vulnerability Assessments ("SVAs") at the High Risk sites. The SVAs were completed and sent to DHS during the fourth quarter of 2008. We are currently awaiting the final risk ranking from the DHS, based on their assessment of the SVAs. Any of the sites which are still considered High Risk after the DHS assessment will be required to develop site security plans based on a list of DHS risk-based performance standards. We are unable to determine the cost of security enhancements at our High Risk sites until the site security plans are developed. We anticipate this phase of the rule to be completed by mid-2009. Additionally, on November 26, 2008, the Transportation Safety Administration of the DHS published a final rule regarding "rail security sensitive materials" that are received at or shipped from facilities. We have two sites that are subject to this new rule, but at this time do not anticipate that the costs to comply will be material.

MTBE DEVELOPMENTS

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. We currently market MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S., although there are additional costs associated with such outside-U.S. sales which may result in decreased profitability compared to historical sales in the U.S. We may also elect to use all or a portion of our precursor tertiary butyl alcohol to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in more than 150 cases in U.S. courts that allege MTBE contamination in groundwater. Many of these cases were settled after the parties engaged in mediation supervised by a court-appointed special settlement master. Beginning in March 2007 and continuing through March 31, 2009, we have been named as a defendant in 16 of these lawsuits, and an additional suit dismissed by the federal court could be re-filed in state court. For more information, see "Note 14. Commitment and Contingencies—Legal Matters—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

16. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. We were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. As of March 31, 2009, we had 1,915,371 shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost for the three months ended March 31, 2009 for the Stock Incentive Plan was $5 million and $1 million for our company and Huntsman International, respectively. During the three months ended March 31, 2008, the compensation cost for the Stock Incentive Plan was $6 million each for us and Huntsman International. The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $2 million each for each of the three months ended March 31, 2009 and 2008.

STOCK OPTIONS

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. STOCK-BASED COMPENSATION PLANS (Continued)

within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended March 31,
	2009	2008
Dividend yield	15.4%	NA
Expected volatility	70.4%	NA
Risk-free interest rate	2.5%	NA
Expected life of stock options granted during the period	6.6 years	NA

        During the three months ended March 31, 2008, no stock options were granted.

        A summary of stock option activity under the Stock Incentive Plan as of March 31, 2009 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2009	6,135	$21.33
Granted	6,510	2.59
Exercised	—	—
Forfeited	(103)	21.18

Outstanding at March 31, 2009	12,542	11.60	8.5	$4

Exercisable at March 31, 2009	5,315	21.44	6.8	—

        The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2009 was $0.49 per option. As of March 31, 2009, there was $6 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

        During the three months ended March 31, 2009 and 2008 no stock options were exercised.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. STOCK-BASED COMPENSATION PLANS (Continued)

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of March 31, 2009 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2009	930		$22.62	171	$22.82
Granted	3,317		2.59	1,842	2.59
Vested	(471	)(1)	20.09	(69)	22.45
Forfeited	(13)		22.58	—	—

Nonvested at March 31, 2009	3,763	(1)	5.28	1,944	3.66

(1)
As of March 31, 2009, a total of 263,399 restricted stock units were vested, of which 249,233 vested during the three months ended March 31, 2009. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of March 31, 2009, there was $24 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.7 years. The value of share awards that vested during the three months ended March 31, 2009 and 2008 was $11 million and $13 million, respectively.

17. CASUALTY LOSSES AND INSURANCE RECOVERIES

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant (which we sold in November 2007) experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the operations at the site were shutdown until the fourth quarter of 2007. The Port Arthur manufacturing plant is covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60 million.

        Through March 31, 2009, we received partial recovery advances on this loss totaling $365 million. We have claimed an additional approximately $243 million as of March 31, 2009 as presently due and owing and unpaid under the insurance policy for losses caused by the fire. On December 29, 2008, we reached a partial settlement with certain of the Reinsurers whereby we received a partial claim

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. CASUALTY LOSSES AND INSURANCE RECOVERIES (Continued)

reimbursement of $40 million (which is included in the total partial recovery advances of $365 million) and we and the Reinsurers agreed to dismiss all legal suits arising from this insured loss and to participate in non-binding mediation in February 2009. Because the non-binding mediation was not successful, we and the Reinsurers will participate in binding arbitration targeted to occur in the latter half of 2009. Future collections on this insured loss, if any, will represent additional income for us upon final settlement and will be used to repay secured debt in accordance with relevant provisions of our debt agreements. For more information, see "Note 14. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation."

18. EXPENSES ASSOCIATED WITH THE MERGER AND RELATED LITIGATION

        On July 12, 2007, we entered into an agreement and plan of merger (the "Merger Agreement") with Hexion. On June 18, 2008, Hexion, Apollo and certain of their affiliates filed an action in Delaware Chancery Court seeking to terminate the Merger. We countersued Hexion and Apollo in the Delaware Chancery Court and filed a separate action against Apollo and certain of its affiliates in the District Court of Montgomery County, Texas. On December 13, 2008, we terminated the Merger Agreement and, on December 14, 2008, we entered into the Settlement Agreement with Hexion, Apollo and certain of their affiliates to settle the Merger-related litigation and certain other related matters. Pursuant to the Settlement Agreement, Hexion and certain Apollo affiliates have paid us an aggregate amount of $1 billion.

        Expenses associated with the Merger and related litigation incurred during the three months ended March 31, 2009 were $7 million related principally to legal fees incurred in connection with the Texas Bank Litigation. During the three months ended March 31, 2008, we incurred $5 million of expenses associated with the Merger related primarily to professional fees and board of directors fees. For more information regarding the Texas Bank Litigation, see "Note 14. Commitments and Contingencies—Texas Bank Litigation."

19. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdictional basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. As of March 31, 2009, we established a valuation allowance of $146 million on our U.K. net deferred tax assets, primarily as a result of a recent history of operating results that became a cumulative loss in the current period.

        On April 12, 2007, we received a Revenue Agent Report from the Internal Revenue Service ("IRS") related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. However, on January 5, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item. As a result of the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. INCOME TAXES (Continued)

settlement of this audit cycle and the effective settlement of two uncertain tax positions in other countries, during the three months ended March 31, 2008, we recorded a decrease in unrecognized tax benefits with a corresponding income tax benefit of approximately $18 million.

HUNTSMAN CORPORATION

        We recorded a valuation allowance of $146 million as of March 31, 2009 against the net deferred tax assets in the U.K. We recorded a discrete tax benefit of $18 million during the three months ended March 31, 2008 due to a decrease in unrecognized tax benefits for the effective settlement of examinations. Excluding these items, we recorded an income tax benefit of $8 million for the three months ended March 31, 2009 and income tax expense of $22 million for the three months ended March 31, 2008. The decrease in income tax expense, exclusive of the discrete items, was primarily due to a decrease in pre-tax earnings including amounts in jurisdictions where we do not record a tax benefit due to valuation allowances.

HUNTSMAN INTERNATIONAL

        Huntsman International recorded a valuation allowance of $156 million as of March 31, 2009 against the net deferred tax assets in the U.K. Huntsman International recorded a discrete tax benefit of $18 million during the three months ended March 31, 2008 due to a decrease in unrecognized tax benefits for the effective settlement of examinations. Excluding these items, Huntsman International recorded an income tax benefit of $10 million for the three months ended March 31, 2009 and income tax expense of $24 million for the three months ended March 31, 2008. The decrease in income tax expense, exclusive of the discrete items, was primarily due to a decrease in pre-tax earnings including amounts in jurisdictions where we do not record a tax benefit due to valuation allowances.

20. DISCONTINUED OPERATIONS

        On November 5, 2007, we completed the sale of our former U.S. base chemicals business (the "U.S. Base Chemicals Disposition"). This disposition included our former olefins manufacturing assets located at Port Arthur, Texas. The captive ethylene unit at the retained Port Neches, Texas site of our former Performance Products segment operations was not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units. The EBITDA of the former U.S. base chemicals business was reported in our former Base Chemicals segment and has been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited).

        On August 1, 2007 we completed the sale of our former North American polymers business assets (the "North American Polymers Disposition"). The disposition included our former polymers manufacturing assets located at four U.S. sites: Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. In accordance with the amended and restated asset purchase agreement with Flint Hills Resources, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007. The EBITDA of the North American polymers business was

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. DISCONTINUED OPERATIONS (Continued)

reported in our former Polymers segment and has been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited).

        On December 29, 2006, we completed the sale of our European base chemicals business. This transaction involved the sale of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited. The EBITDA of our former European base chemicals business was reported in our former Base Chemicals segment and has been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited).

        During the three months ended March 31, 2009, we recorded after tax income from discontinued operations of $3 million related primarily to the revaluation of outstanding product exchange liabilities. During the three months ended March 31, 2008, we recorded an after-tax loss from discontinued operations of $1 million related principally to a pension levy at our former European base chemicals business, $1 million of post-closing adjustments to the loss recorded on the U.S. Base Chemicals Disposition, and a net $1 million of income from an insurance recovery on our former North American polymers business.

21. NET (LOSS) INCOME PER SHARE

        Basic (loss) income per share excludes dilution and is computed by dividing net (loss) income attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted income per share reflects potential dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised or converted. On December 23, 2008, we issued the Convertible Notes in an aggregate principal amount of $250 million that are convertible into common stock at a conversion price of $7.857 per share, subject to certain anti-dilution adjustments. On February 16, 2008, our previously outstanding mandatory convertible preferred stock converted into 12,082,475 shares of our common stock.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. NET (LOSS) INCOME PER SHARE (Continued)

        Basic and diluted (loss) income per share is determined using the following information:

	Three Months Ended March 31,
	2009	2008
Numerator:
Basic and diluted (loss) income from continuing operations:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(293)	$8
Convertible notes interest expense, net of tax	—	—

(Loss) income from continuing operations attributable to Huntsman Corporation and assumed conversion	$(293)	$8

Basic and diluted net (loss) income:
Net (loss) income attributable to Huntsman Corporation	$(290)	$7
Convertible notes interest expense, net of tax	—	—

Net (loss) income attributable to Huntsman Corporation and assumed conversion	$(290)	$7

Shares (denominator):
Weighted average shares outstanding	233,706,663	227,069,575
Dilutive securities:
Stock-based awards	—	530,765
Convertible notes conversion	—	—
Preferred stock conversion	—	6,240,399

Total dilutive shares outstanding assuming conversion	233,706,663	233,840,739

        Additional stock-based awards of 10,793,708 and 2,417,673 weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2009 and 2008, respectively. In addition, the convertible notes would have converted into 31,818,750 shares of common stock and interest expense, net of tax, of $5 million would have been included as an adjustment to the numerator of the diluted (loss) income per share calculation. However, these stock-based awards and the assumed conversion of the convertible notes were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

22. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two separate segments—our Advanced Materials segment and our Textile Effects segment. All segment information for prior periods has been restated to reflect this change. We have reported our operations through five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. In a series of transactions completed in 2006 and 2007, we sold substantially all of our Polymers and Base

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

Chemicals operations and have reported the results from these businesses on discontinued operations. For more information, see "Note 20. Discontinued Operations." We have organized our business and derived our operating segments around differences in product lines.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Advanced Materials	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations and APAO
Textile Effects	textile chemicals and dyes
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Pigments	titanium dioxide
Corporate and Other	Styrene

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

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

	Three Months Ended March 31,
	2009	2008
Net Sales:
Polyurethanes	$600	$1,002
Advanced Materials	257	379
Textile Effects	152	243
Performance Products	500	631
Pigments	196	285
Corporate and Other	14	40
Eliminations	(26)	(40)

Total	$1,693	$2,540

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$26	$132
Advanced Materials	10	40
Textile Effects	(11)	(1)
Performance Products	81	53
Pigments	(29)	10
Corporate and Other(2)	(51)	(63)

Subtotal	26	171
Discontinued operations(3)	4	(1)

Total	30	170
Interest expense, net	(55)	(65)
Income tax expense—continuing operations	(138)	(4)
Income tax expense—discontinued operations	(1)	—
Depreciation and amortization	(126)	(94)

Net (loss) income attributable to Huntsman Corporation	$(290)	$7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

	March 31, 2009	December 31, 2008
Total Assets:
Polyurethanes	$4,236	$4,442
Advanced Materials	1,269	1,308
Textile Effects	677	750
Performance Products	2,287	2,313
Pigments	1,253	1,474
Corporate and Other(2)	(2,452)	(2,229)

Total	$7,270	$8,058

	Three Months Ended March 31,
	2009	2008
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$26	$132
Advanced Materials	10	40
Textile Effects	(11)	(1)
Performance Products	81	53
Pigments	(29)	10
Corporate and Other(2)	(40)	(61)

Subtotal	37	173
Discontinued operations(3)	4	(1)

Total	41	172
Interest expense, net	(55)	(65)
Income tax expense—continuing operations	(146)	(6)
Income tax expense—discontinued operations	(1)	—
Depreciation and amortization	(120)	(89)

Net (loss) income attributable to Huntsman International LLC	$(281)	$12

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

	March 31, 2009	December 31, 2008
Total Assets:
Polyurethanes	$4,236	$4,442
Advanced Materials	1,269	1,308
Textile Effects	677	750
Performance Products	2,287	2,313
Pigments	1,253	1,474
Corporate and Other(2)	(2,506)	(2,863)

Total	$7,216	$7,424

(1)
Segment EBITDA is defined as net (loss) income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and Other items.

(2)
Corporate and Other includes unallocated corporate overhead, loss on A/R Securitization Program, foreign exchange gains or losses, step accounting impacts, our Australian styrenics business and other non-operating income (expense).

(3)
The operating results of our former polymers and base chemicals businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers and base chemicals businesses are included in discontinued operations for all periods presented. For more information, see "Note 20. Discontinued Operations."

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008. There are no contractual restrictions limiting transfers of cash from Huntsman International's guarantors to Huntsman International. Each Huntsman International guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$380	$3	$87	$—	$470
Restrictred cash	—	—	3	—	3
Accounts and notes receivables, net	20	96	704	—	820
Accounts receivable from affiliates	347	1,823	24	(2,173)	21
Inventories, net	85	214	1,043	(9)	1,333
Prepaid expenses	8	15	20	(9)	34
Deferred income taxes	9	—	21	(9)	21
Other current assets	68	2	87	(63)	94

Total current assets	917	2,153	1,989	(2,263)	2,796
Property, plant and equipment, net	466	924	1,902	3	3,295
Investment in affiliates	4,583	1,102	110	(5,530)	265
Intangible assets, net	97	—	50	—	147
Goodwill	—	87	9	(4)	92
Deferred income taxes	188	9	122	(57)	262
Notes receivables from affiliates	323	1,455	9	(1,778)	9
Other noncurrent assets	44	138	168	—	350

Total assets	$6,618	$5,868	$4,359	$(9,629)	$7,216

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25	$136	$411	$—	$572
Accounts payable to affiliates	1,547	250	389	(2,173)	13
Accrued liabilities	103	123	347	(72)	501
Deferred income taxes	—	35	10	(10)	35
Note payable to affiliate	427	—	—	—	427
Current portion of debt	27	—	131	—	158

Total current liabilities	2,129	544	1,288	(2,255)	1,706
Long-term debt	3,240	12	126	—	3,378
Notes payable to affiliates	525	285	1,498	(1,778)	530
Deferred income taxes	2	25	66	—	93
Other noncurrent liabilities	207	176	594	(1)	976

Total liabilities	6,103	1,042	3,572	(4,034)	6,683

Huntsman International LLC members' equity:
Members' equity	2,866	4,712	1,729	(6,441)	2,866
Subsidiary preferred stock	—	1	1	(2)	—
(Accumulated deficit) retained earnings	(1,718)	306	(408)	102	(1,718)
Accumulated other comprehensive loss	(633)	(194)	(547)	741	(633)

Total Huntsman International LLC members' equity	515	4,825	775	(5,600)	515
Noncontrolling interests in subsidiaires	—	1	12	5	18

Total equity	515	4,826	787	(5,595)	533

Total liabilities and equity	$6,618	$5,868	$4,359	$(9,629)	$7,216

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$—	$3	$84	$—	$87
Restricted cash	—	—	5	—	5
Accounts and notes receivables, net	19	114	772	—	905
Accounts receivable from affiliates	350	1,819	38	(2,192)	15
Inventories, net	103	198	1,207	(8)	1,500
Prepaid expenses	14	29	21	(19)	45
Deferred income taxes	9	—	21	(9)	21
Other current assets	61	2	92	(56)	99

Total current assets	556	2,165	2,240	(2,284)	2,677
Property, plant and equipment, net	477	924	2,062	3	3,466
Investment in affiliates	4,883	1,367	118	(6,101)	267
Intangible assets, net	103	—	54	—	157
Goodwill	—	87	9	(4)	92
Deferred income taxes	168	9	273	(58)	392
Notes receivable from affiliates	319	1,470	9	(1,789)	9
Other noncurrent assets	47	145	172	—	364

Total assets	$6,553	$6,167	$4,937	$(10,233)	$7,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20	$175	$533	$—	$728
Accounts payable to affiliates	1,567	265	375	(2,191)	16
Accrued liabilities	91	155	389	(75)	560
Deferred income taxes	—	35	10	(10)	35
Note payable to affiliate	423	—	—	—	423
Current portion of debt	39	—	166	—	205

Total current liabilities	2,140	630	1,473	(2,276)	1,967
Long-term debt	3,303	12	127	—	3,442
Notes payable to affiliates	—	282	1,513	(1,789)	6
Deferred income taxes	2	2	65	—	69
Other noncurrent liabilities	211	175	635	—	1,021

Total liabilities	5,656	1,101	3,813	(4,065)	6,505

Huntsman International LLC members' equity:
Members' equity	2,865	4,685	1,716	(6,401)	2,865
Subsidiary preferred stock	—	1	1	(2)	—
(Accumulated deficit) retained earnings	(1,414)	499	(111)	(388)	(1,414)
Accumulated other comprehensive loss	(554)	(119)	(499)	618	(554)

Total Huntsman International LLC members' equity	897	5,066	1,107	(6,173)	897
Noncontrolling interests in subsidiaries	—	—	17	5	22

Total equity	897	5,066	1,124	(6,168)	919

Total liabilities and equity	$6,553	$6,167	$4,937	$(10,233)	$7,424

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$136	$489	$1,061	$—	$1,686
Related party sales	33	74	125	(225)	7

Total revenues	169	563	1,186	(225)	1,693
Cost of goods sold	158	457	1,153	(225)	1,543

Gross Profit	11	106	33	—	150
Selling, general and administrative	32	31	129	—	192
Research and development	12	7	17	—	36
Other operating (income) expense	(22)	12	2	—	(8)
Restructuring, impairment and plant closing costs	1	—	13	—	14

Operating (loss) income	(12)	56	(128)	—	(84)
Interest (expense) income, net	(47)	11	(19)	—	(55)
Loss on accounts receivable securitization program	(2)	(1)	(1)	—	(4)
Equity in (loss) income of investment in affiliates and subsidiaries	(244)	(248)	3	490	1

Loss from continuing operations before income taxes	(305)	(182)	(145)	490	(142)
Income tax benefit (expense)	24	(23)	(147)	—	(146)

Loss from continuing operations	(281)	(205)	(292)	490	(288)
Income from discontinued operations, net of tax	—	2	1	—	3

Net loss	(281)	(203)	(291)	490	(285)
Less net loss attributable to noncontrolling interest	—	—	4	—	4

Net loss attributable to Huntsman International LLC	$(281)	$(203)	$(287)	$490	$(281)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$211	$648	$1,656	$—	$2,515
Related party sales	119	98	276	(468)	25

Total revenues	330	746	1,932	(468)	2,540
Cost of goods sold	264	669	1,704	(468)	2,169

Gross Profit	66	77	228	—	371
Selling, general and administrative	15	33	181	—	229
Research and development	13	7	19	—	39
Other operating expense (income)	32	(32)	10	—	10
Restructuring, impairment and plant closing costs	—	—	4	—	4

Operating income	6	69	14	—	89
Interest (expense) income, net	(56)	24	(33)	—	(65)
Gain (loss) on accounts receivable securitization program	3	(3)	(4)	—	(4)
Equity in income (loss) of investment in affiliates and subsidiaries	23	(5)	3	(18)	3

(Loss) income from continuing operations before income taxes	(24)	85	(20)	(18)	23
Income tax benefit (expense)	36	(34)	(8)	—	(6)

Income (loss) from continuing operations	12	51	(28)	(18)	17
Income (loss) from discontinued operations, net of tax	—	1	(2)	—	(1)

Net income (loss)	12	52	(30)	(18)	16
Less net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income (loss) attributable to Huntsman International LLC	$12	$52	$(34)	$(18)	$12

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(72)	$54	$15	$—	$(3)

Investing activities:
Capital expenditures	(2)	(27)	(32)	—	(61)
Proceeds from sale of assets, net of adjustments	—	(1)	—	—	(1)
Investment in affiliates, net	(32)	(27)	—	59	—
Decrease in receivable from affiliate	7	—	—	—	7
Other, net	—	(2)	2	—	—

Net cash used in investing activities	(27)	(57)	(30)	59	(55)

Financing activities:
Net repayments under revolving loan facilities	—	—	(8)	—	(8)
Net repayments of overdraft facilities	—	—	(1)	—	(1)
Repayments of short-term debt	—	—	(73)	—	(73)
Proceeds from short-term debt	—	—	47	—	47
Repayments of long-term debt	(16)	—	(1)	—	(17)
Intercompany borrowings	—	—	27	(27)	—
Repayments on notes payable	(11)	—	(11)	—	(22)
Proceeds from notes payable	—	—	11	—	11
Issuance of note payable to affiliate	529	—	—	—	529
Contribution from parent, net	—	3	29	(32)	—
Dividends paid to parent	(23)	—	—	—	(23)
Other, net	—	—	1	—	1

Net cash provided by financing activities	479	3	21	(59)	444

Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Increase in cash and cash equivalents	380	—	3	—	383
Cash and cash equivalents at beginning of period	—	3	84	—	87

Cash and cash equivalents at end of period	$380	$3	$87	$—	$470

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(27)	$188	$(165)	$—	$(4)

Investing activities:
Capital expenditures	(12)	(41)	(56)	—	(109)
Proceeds from sale of assets	—	(22)	—	—	(22)
Investment in affiliates, net	(107)	1	—	107	1
Increase in receivable from affiliates	(30)	(230)	—	231	(29)
Other, net	—	(4)	—	—	(4)

Net cash used in investing activities	(149)	(296)	(56)	338	(163)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	180	—	(2)	—	178
Net repayments of overdraft facilities	—	—	(4)	—	(4)
Repayments of long-term debt	—	—	(1)	—	(1)
Proceeds from long-term debt	—	—	17	—	17
Intercompany borrowings	—	—	231	(231)	—
Repayments on notes payable	(13)	—	—	—	(13)
Contribution from parent, net	—	108	—	(108)	—
Other, net	—	(1)	(1)	1	(1)

Net cash provided by financing activities	167	107	240	(338)	176

Effect of exchange rate changes on cash	—	—	3	—	3

(Decrease) increase in cash and cash equivalents	(9)	(1)	22	—	12
Cash and cash equivalents at beginning of period	11	6	137	—	154

Cash and cash equivalents at end of period	$2	$5	$159	$—	$166

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. We had revenues for the three months ended March 31, 2009 and 2008 of $1,693 million and $2,540 million, respectively.

        We currently operate in five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. Our Polyurethanes, Advanced Materials, Textile Effects and Performance Products segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions completed in 2006 and 2007, we sold substantially all of our former Polymers and Base Chemicals operations. We report the results from these businesses as discontinued operations. For more information, see "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

RECENT DEVELOPMENTS

Senior Credit Facilities Waiver

        On April 16, 2009, Huntsman International obtained the Waiver to the Credit Agreement governing our Senior Credit Facilities. Under the Waiver, a majority of the Revolving Facility lenders agreed to conditionally waive Huntsman International's compliance with its sole financial covenant, the Leverage Covenant (a senior secured leverage ratio covenant calculated by dividing senior secured debt by EBITDA as defined in the Credit Agreement). The Waiver is effective from April 16, 2009 through June 30, 2010. For more information, see our current report on Form 8-K filed on April 16, 2009 and "Note 7. Debt—Transactions Affecting our Debt—Senior Credit Facilities" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions):

Huntsman Corporation

	Three Months Ended March 31,
			Percent Change
	2009	2008
Revenues	$1,693	$2,540	(33)%
Cost of goods sold	1,548	2,173	(29)%

Gross profit	145	367	(60)%
Operating expenses	225	276	(18)%
Restructuring, impairment and plant closing costs	14	4	250%

Operating (loss) income	(94)	87	NM
Interest expense, net	(55)	(65)	(15)%
Loss on sale of accounts receivable	(4)	(4)	—
Equity in income of investment in unconsolidated affiliates	1	3	(67)%
Expenses associated with the Merger and related litigation	(7)	(5)	40%

(Loss) income from continuing operations before income taxes	(159)	16	NM
Income tax expense	(138)	(4)	NM

(Loss) income from continuing operations	(297)	12	NM
Income (loss) from discontinued operations, net of tax	3	(1)	NM

Net (loss) income	(294)	11	NM
Less net loss (income) attributable to noncontrolling interests	4	(4)	NM

Net (loss) income attributable to Huntsman Corporation	(290)	7	NM
Interest expense, net	55	65	(15)%
Income tax expense from continuing operations	138	4	NM
Income tax expense from discontinued operations	1	—	NM
Depreciation and amortization	126	94	34%

EBITDA(1)	$30	$170	(82)%

Net cash used in operating activities	$(38)	$(10)	280%
Net cash used in investing activities	(62)	(130)	(52)%
Net cash (used in) provided by financing activities	(84)	149	NM

Huntsman International

	Three Months Ended March 31,
			Percent Change
	2009	2008
Revenues	$1,693	$2,540	(33)%
Cost of goods sold	1,543	2,169	(29)%

Gross profit	150	371	(60)%
Operating expenses	220	278	(21)%
Restructuring, impairment and plant closing costs	14	4	250%

Operating (loss) income	(84)	89	NM
Interest expense, net	(55)	(65)	(15)%
Loss on sale of accounts receivable	(4)	(4)	—
Equity in income of investment in unconsolidated affiliates	1	3	(67)%

(Loss) income from continuing operations before income taxes	(142)	23	NM
Income tax expense	(146)	(6)	NM

(Loss) income from continuing operations	(288)	17	NM
Income (loss) from discontinued operations, net of tax	3	(1)	NM

Net (loss) income	(285)	16	NM
Less net loss (income) attributable to noncontrolling interests	4	(4)	NM

Net (loss) income attributable to Huntsman International LLC	(281)	12	NM
Interest expense, net	55	65	(15)%
Income tax expense from continuing operations	146	6	NM
Income tax expense from discontinued operations	1	—	NM
Depreciation and amortization	120	89	35%

EBITDA(1)	$41	$172	(76)%

Net cash used in operating activities	$(3)	$(4)	(25)%
Net cash used in investing activities	(55)	(163)	(66)%
Net cash provided by financing activities	444	176	152%

NM—Not Meaningful

        For each of our Company and Huntsman International, the following tables set forth certain items of income (expense) included in EBITDA (dollars in millions):

Huntsman Corporation

	Three Months Ended March 31,
	2009	2008
Foreign exchange gains (losses)—unallocated	$2	$(4)
Loss on accounts receivable securitization program	(4)	(4)
Amounts included in discontinued operations	4	(1)
Acquisition expenses	(1)	—
Expenses associated with the Merger and related litigation	(7)	(5)
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	(1)	—
Advanced Materials	—	—
Textile Effects	1	(1)
Performance Products	—	—
Pigments	(13)	(1)
Corporate and other	(1)	(2)

Total restructuring, impairment and plant closing costs	(14)	(4)

Total	$(20)	$(18)

Huntsman International

	Three Months Ended March 31,
	2009	2008
Foreign exchange gains (losses)—unallocated	$2	$(4)
Loss on accounts receivable securitization program	(4)	(4)
Amounts included in discontinued operations	4	(1)
Acquisition expenses	(1)	—
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	(1)	—
Advanced Materials	—	—
Textile Effects	1	(1)
Performance Products	—	—
Pigments	(13)	(1)
Corporate and other	(1)	(2)

Total restructuring, impairment and plant closing costs	(14)	(4)

Total	$(13)	$(13)

(1)
EBITDA is defined as net (loss) income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by GAAP. Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared with prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business rather than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

        We believe that net (loss) income is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA.

        For each of our Company and Huntsman International, the following tables reconcile EBITDA to net (loss) income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, and to net cash used in operations (dollars in millions):

Huntsman Corporation

	Three Months Ended March 31,
			Percent Change
	2009	2008
EBITDA	$30	$170	(82)%
Depreciation and amortization	(126)	(94)	34%
Interest expense, net	(55)	(65)	(15)%
Income tax expense from continuing operations	(138)	(4)	NM
Income tax expense from discontinued operations	(1)	—	NM

Net (loss) income attributable to Huntsman Corporation	(290)	7	NM
Net (loss) income attributable to noncontrolling interests	(4)	4	NM

Net (loss) income	(294)	11	NM
Equity in income of investment in unconsolidated affiliates	(1)	(3)	(67)%
Depreciation and amortization	126	94	34%
(Gain) loss on disposal of assets	(1)	1	NM
Noncash interest expense	2	2	—
Noncash restructuring, impairment and plant closing costs	4	1	300%
Deferred income taxes	131	(5)	NM
Net unrealized loss on foreign currency transactions	2	15	(87)%
Other, net	8	—	NM
Changes in operating assets and liabilites	(15)	(126)	(88)%

Net cash used in operating activities	$(38)	$(10)	280%

Huntsman International

	Three Months Ended March 31,
			Percent Change
	2009	2008
EBITDA	$41	$172	(76)%
Depreciation and amortization	(120)	(89)	35%
Interest expense, net	(55)	(65)	(15)%
Income tax expense from continuing operations	(146)	(6)	NM
Income tax expense from discontinued operations	(1)	—	NM

Net (loss) income attributable to Huntsman International LLC	(281)	12	NM
Net (loss) income attributable to noncontrolling interests	(4)	4	NM

Net (loss) income	(285)	16	NM
Equity in income of investment in unconsolidated affiliates	(1)	(3)	(67)%
Depreciation and amortization	120	89	35%
(Gain) loss on disposal of assets, net	(1)	1	NM
Noncash interest expense	5	2	150%
Noncash restructuring, impairment and plant closing costs	4	1	300%
Deferred income taxes	143	(2)	NM
Net unrealized loss on foreign currency transactions	2	15	(87)%
Other, net	5	—	NM
Changes in operating assets and liabilites	5	(123)	NM

Net cash used in operating activities	$(3)	$(4)	(25)%

NM—Not Meaningful

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

        For the three months ended March 31, 2009, the net loss attributable to Huntsman Corporation was $290 million on revenues of $1,693 million, compared with net income attributable to Huntsman Corporation of $7 million on revenues of $2,540 million for the 2008 period. For the three months ended March 31, 2009, the net loss attributable to Huntsman International LLC was $281 million on revenues of $1,693 million, compared with net income attributable to Huntsman International LLC of $12 million on revenues of $2,540 million for the 2008 period. The decrease of $297 million in net income attributable to Huntsman Corporation and the decrease of $293 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the three months ended March 31, 2009 decreased by $847 million, or 33%, as compared with the 2008 period due principally to lower sales volumes and lower average selling prices in all of our segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2009 decreased by $222 million and $221 million, respectively, or 60% each, as compared with the 2008 period. Lower gross profit in our Polyurethanes, Advanced Materials, Textile Effects and Pigments segments was offset somewhat by higher gross profit in our Performance Products segment. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2009 decreased by $51 million and $58 million, or 18% and 21%, respectively, as compared with the 2008 period. The decrease partially resulted from a $19 million increase in foreign exchange gains ($9 million of gains in the 2009 period as compared with $10 million of losses in the 2008 period). The decrease in operating expenses also resulted from lower overall selling, general and administrative costs. Selling, general and administrative costs decreased primarily as a result of translating foreign currency amounts to the U.S. dollar, as the U.S. dollar strengthened versus other relevant currencies.

  •
  Restructuring, impairment and plant closing costs for the three months ended March 31, 2009 increased to $14 million from $4 million in the 2008 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended March 31, 2009 decreased by $10 million each, or 15%, as compared with the 2008 period. This decrease was primarily due to lower average interest rates on borrowings.

  •
  Expenses related to the Merger and related litigation consisted primarily of litigation-related professional fees in 2009 and Merger-related professional fees and board of directors' fees in 2008. For more information regarding these Merger and related litigation expenses, see "Note 18. Expenses Associated with the Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our income tax expense and Huntsman International's income tax expense for the three months ended March 31, 2009 increased by $134 million and $140 million, respectively, as compared with the same period in 2008. Our and Huntsman International's income tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the three months ended March 31, 2009, we and Huntsman International recorded a valuation allowance of $146 million and $156 million, respectively, against the net deferred tax assets in the U.K. During the three months ended March 31, 2008, we and Huntsman International recorded a decrease in unrecognized tax benefits for the effective settlement of examinations with a corresponding income tax benefit of $18 million each. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  During the three months ended March 31, 2009, we recorded after tax income from discontinued operations of $3 million related primarily to the revaluation of outstanding product exchange liabilities. During the three months ended March 31, 2008, we recorded an after tax loss from discontinued operations of $1 million related principally to a pension levy at our former European base chemicals business, $1 million of post-closing adjustments to the loss recorded on the U.S. Base Chemicals Disposition, and a net $1 million of income from an insurance recovery on our former North American polymers business. For more information, see "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Three Months Ended March 31,
			Percent Change
	2009	2008
Revenues
Polyurethanes	$600	$1,002	(40)%
Advanced Materials	257	379	(32)%
Textile Effects	152	243	(37)%
Performance Products	500	631	(21)%
Pigments	196	285	(31)%
Corporate and Other	14	40	(65)%
Eliminations	(26)	(40)	(35)%

Total	$1,693	$2,540	(33)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$26	$132	(80)%
Advanced Materials	10	40	(75)%
Textile Effects	(11)	(1)	NM
Performance Products	81	53	53%
Pigments	(29)	10	NM
Corporate and Other	(51)	(63)	(19)%

Subtotal	26	171	(85)%
Discontinued operations	4	(1)	NM

Total	$30	$170	(82)%

Huntsman International
Segment EBITDA
Polyurethanes	$26	$132	(80)%
Advanced Materials	10	40	(75)%
Textile Effects	(11)	(1)	NM
Performance Products	81	53	53%
Pigments	(29)	10	NM
Corporate and Other	(40)	(61)	(34)%

Subtotal	37	173	(79)%
Discontinued operations	4	(1)	NM

Total	$41	$172	(76)%

Year-Over-Year Decrease	Average Selling Price	Sales Volumes
Polyurethanes	(27)%	(18)%
Advanced Materials	(8)%	(27)%
Textile Effects	(4)%	(34)%
Performance Products(1)	(13)%	(10)%
Pigments	(2)%	(30)%

(1)
Excludes revenues and sales volumes from tolling arrangements.

NM—Not meaningful

Polyurethanes

        The decrease in revenues in the Polyurethanes segment for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to lower MDI sales volumes and overall lower average selling prices. MDI sales volumes decreased primarily due to lower demand in all regions and across all major markets as a result of the worldwide economic slowdown. MDI average selling prices decreased primarily due to competitive pressures, lower raw material costs and the strength of the U.S. dollar against major European currencies. PO and MTBE sales volumes increased due to stronger demand, while average selling prices decreased with lower raw material costs. The decrease in EBITDA in the Polyurethanes segment was primarily the result of lower MDI sales volumes and margins, partially offset by lower general and administrative costs.

Advanced Materials

        The decrease in revenues in the Advanced Materials segment for the three months ended March 31, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand in all regions and across all major markets as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of increased competition in our base resins market and the strength of the U.S. dollar against major European currencies. The decrease in EBITDA was primarily due to lower sales volumes, partially offset by lower raw material and fixed costs.

Textile Effects

        The decrease in revenues in the Textile Effects segment for the three months ended March 31, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand for apparel and home textile products, as well as specialty textiles products, in all regions as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against relevant currencies, as local currency selling prices were higher in Asia and the Americas. The decrease in EBITDA was primarily due to lower sales volumes, partially offset by lower raw material and fixed costs.

Performance Products

        The decrease in revenues in the Performance Products segment for the three months ended March 31, 2009 compared to the same period in 2008 was due to a decrease in both average selling prices and sales volumes. Average selling prices decreased in response to lower raw material costs. Sales volumes decreased across most product lines primarily due to the worldwide economic slowdown. The increase in EBITDA in the Performance Products segment was mainly due to higher contribution margins resulting from lower raw material costs. Also, in the 2008 period, EBITDA was negatively impacted by an extended turnaround and inspection at our Port Neches, Texas facility.

Pigments

        The decrease in revenues in the Pigments segment for the three months ended March 31, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand in all regions as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies, as local currency selling prices were higher. The decrease in EBITDA in the Pigments segment was primarily due to lower sales volumes and higher restructuring and plant closing costs. During the three months ended March 31, 2009 and 2008, our Pigments segment recorded restructuring and plant closing charges of $13 million and $1 million, respectively.

For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman Corporation

        Corporate and Other includes the results of our Australia styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, expenses associated with the Merger and related litigation, income (loss) attributable to noncontrolling interests, unallocated restructuring costs, gain and loss on the disposition of assets and non-operating income and expense. For the three months ended March 31, 2009, the total of these items was a loss of $51 million compared to a loss of $63 million in the 2008 period. The increase in EBITDA from Corporate and Other for the three months ended March 31, 2009 resulted primarily from an $8 million increase in income attributable to noncontrolling interests and a $6 million increase in unallocated foreign exchange gains ($2 million in gains in the 2009 period versus $4 million in losses in the 2008 period). The increase to EBITDA was partially offset by a $2 million increase in expenses associated with the Merger and related litigation ($7 million in the 2009 period compared to $5 million in the 2008 period). For more information regarding expenses associated with the Merger and related litigation, see "Note 18. Expenses Associated with the Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and Other includes the results of our Australia styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, income (loss) attributable to noncontrolling interests, unallocated restructuring costs, gain and loss on the disposition of assets and non-operating income and expense. For the three months ended March 31, 2009, the total of these items was a loss of $40 million compared to a loss of $61 million in the 2008 period. The increase in EBITDA from Corporate and Other for the three months ended March 31, 2009 resulted primarily from an $8 million increase in income attributable to noncontrolling interests, a $6 million increase in unallocated foreign exchange gains ($2 million in gains in the 2009 period versus $4 million in losses in the 2008 period) and a $5 million decrease in administrative fees charged to Huntsman International from Huntsman Corporation.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash used in operating activities for the three months ended March 31, 2009 and 2008 was $38 million and $10 million, respectively. The increase in cash used in operations was primarily attributable to a decrease in operating income as described in "—Results of Operations" above, offset in part by a $111 million favorable variance in operating assets and liabilities changes for the three months ended March 31, 2009 as compared with the same period in 2008.

        Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was $62 million and $130 million, respectively. During the three months ended March 31, 2009 and 2008, we paid $61 million and $109 million, respectively, for capital expenditures. This reduction of $48 million in capital expenditures is largely attributable to higher 2008 spending on various projects, including the maleic anhydride expansion at our Geismar, Louisiana site, as well as the expansion at our Greatham, U.K. titanium dioxide facility.

        Net cash used in financing activities for the three months ended March 31, 2009 was $84 million as compared with $149 million of net cash provided by financing activities in the 2008 period. This increase in net cash used in financing activities was primarily due to higher net repayments of debt in the 2009 period as compared to the 2008 period. During the three months ended March 31, 2009, we utilized excess cash to keep our borrowings under the Revolving Facility at zero.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	March 31, 2009	December 31, 2008	Decrease	Percent Change
Cash and cash equivalents	$470	$657	$(187)	(28)%
Restricted cash	3	5	(2)	(40)%
Accounts receivable, net	827	913	(86)	(9)%
Inventories, net	1,333	1,500	(167)	(11)%
Prepaid expenses	37	45	(8)	(18)%
Deferred income taxes	21	21	—	—
Other current assets	94	99	(5)	(5)%

Total current assets	2,785	3,240	(455)	(14)%

Accounts payable	584	747	(163)	(22)%
Accrued liabilities	525	617	(92)	(15)%
Deferred income taxes	35	36	(1)	(3)%
Current portion of debt	161	205	(44)	(21)%

Total current liabilities	1,305	1,605	(300)	(19)%

Working capital	$1,480	$1,635	$(155)	(9)%

        Our working capital decreased by $155 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $187 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited) included elsewhere in this report.

  •
  Accounts receivable decreased by $86 million mainly due to lower sales, partially offset by lower outstandings under the A/R Securitization Program.

  •
  Inventories decreased by $167 million mainly due to lower inventory quantities resulting from lower production to match reduced demand due to the worldwide economic weakness and from lower inventory costs.

  •
  The decrease in accounts payable of $163 million was primarily due to lower inventory costs.

  •
  Accrued liabilities decreased by $92 million principally due to fees paid in connection with the Merger as well as a reduction in accrued rebates.

  •
  Current portion of debt decreased by $44 million primarily as a result of decreased borrowings in Asia and Australia.

Direct and Subsidiary Debt

        Our direct debt and guarantee obligations consist of our Convertible Notes, guarantees of certain debt of HPS and SLIC, our Chinese MDI joint ventures, guarantees of certain debt of our Saudi Joint Venture and certain indebtedness incurred from time to time to finance certain insurance premiums. We have no other direct debt or guarantee obligations, and all of the additional debt discussed below has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Transactions Affecting our Senior Credit Facilities

        As of March 31, 2009, our Senior Credit Facilities consisted of (i) a $650 million Revolving Facility and (ii) a $1,524 million Dollar Term Loan. As of March 31, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $31 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in August 2010 and the Dollar Term Loan matures in 2014; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loan will accelerate if we do not repay or refinance all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities (the next maturity date of such debt securities is October 15, 2010).

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into the Waiver with respect to the Leverage Covenant.

        The Waiver is effective from April 16, 2009 through June 30, 2010. The Leverage Covenant requires that the maximum senior secured leverage ratio does not exceed 5.00 to 1.00. Prior to the Waiver, the maximum permitted ratio was 3.75 to 1.00. In addition, the Waiver modifies the calculation used to determine compliance with the Leverage Covenant as follows:

  •
  by permitting us to add back to "Consolidated EBITDA" any lost profits that are attributable to Hurricanes Gustav and Ike that occurred in 2008 (such amounts being $49 million and $18 million for the third and fourth quarters, respectively, in 2008); and

  •
  by modifying the definition of "Permitted Non-Cash Impairment and Restructuring Charges" by replacing a reference to $100 million with $200 million for permitted cash charges to be added back to "Consolidated EBITDA".

        As consideration for the Waiver, Huntsman International agreed to increase the interest paid on the Revolving Facility by 225 basis points from LIBOR plus 1.75% to LIBOR plus 4.00% and to increase the applicable unused fee by 25 basis points from 0.50% to 0.75%. In addition, during the Wavier period, Huntsman International agreed as follows:

  •
  to not request a borrowing under the Revolving Facility during the next succeeding fiscal quarter if compliance with the senior secured leverage ratio, as agreed to in the Waiver, is not met in any fiscal quarter;

  •
  to not repay or make any payment of principal or interest under the Intercompany Note if there are outstanding borrowings under the Revolving Facility or to reduce the principal amount outstanding under the Intercompany Note to less than $525 million; and

  •
  to not make any restricted payments in an aggregate amount greater than the sum of $100 million plus "Available Equity Proceeds" received by Huntsman International.

        At the present time, borrowings under the Revolving Facility and Dollar Term Loan bear interest at LIBOR plus 4.0% and LIBOR plus 1.75%, respectively. However, the applicable interest rate of the Dollar Term Loan is subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds.

        During the three months ended March 31, 2009, we paid the annual scheduled repayment of $16 million on our Dollar Term Loan. Inclusive of this repayment, we made net repayments on our debt of approximately $61 million during the three months ended March 31, 2009, excluding our off-balance sheet A/R Securitation Program.

COMPLIANCE WITH COVENANTS

        We are in compliance with the financial covenants contained in the agreements governing our debt instruments, including our Senior Credit Facilities, our A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2009, we had $1,115 million of combined cash and unused borrowing capacity, consisting of $473 million in cash and restricted cash, $619 million in availability under our Revolving Facility, $8 million attributable to our European overdraft facility and $15 million in availability under our A/R Securitization Program.

        Our liquidity can be significantly impacted by various factors. Concerning changes in working capital components, for the three months ended March 31, 2009, our accounts receivable and inventory, net of accounts payable, decreased by approximately $58 million, as reflected in our condensed consolidated statement of cash flows (unaudited) included elsewhere in this report. In addition, during the three months ended March 31, 2009, amounts outstanding under our A/R Securitization Program decreased by $118 million (from $446 million as of December 31, 2008 to $328 million as of March 31, 2009). These changes in working capital components and the A/R Securitization Program were a result of various factors such market demand, changes in foreign currencies, seasonality, global economic weakness, and the effects of such factors on sales prices and inventory costs.

        We expect volatility in our working capital components to continue in 2009. We have implemented, and plan to implement, various restructuring programs under which we expect to spend approximately $125 million through 2009. During the three months ended March 31, 2009, we spent $14 million related to current restructuring initiatives. For a discussion of restructuring, impairment and plant closing costs, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        We currently have $161 million classified as current portion of debt. For more information see "Note 7. Debt" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. As of March 31, 2009, our current portion of debt includes various short term facilities, including but not limited to our HPS draft discounting facility in China that had amounts outstanding of $47 million, our Australian credit facilities of $30 million and our insurance premium financings of $11 million. Although we can make no assurances, we currently intend to extend or renew these debt instruments beyond their stated maturities.

        On April 29, 2006, we experienced fire damage at our Port Arthur, Texas facility. This facility has been subsequently rebuilt and sold. In connection with this fire damage, we have received partial insurance proceeds to date of $365 million. We have claimed an additional approximately $243 million as of March 31, 2009 as presently due and owing and unpaid under our insurance policies. Binding arbitration to settle this claim is targeted to occur in the latter half of 2009. Collections on this insured loss, if any, will represent additional income for us upon final settlement, and will be used to repay secured debt in accordance with relevant provisions of our debt agreements. See "Note 14. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        During the first half of 2009, we expect to complete our acquisition of the Baroda division of MCIL, subject to certain conditions being met. We estimate the purchase price, including certain working capital positions, to be approximately $29 million (U.S. dollar equivalents), pursuant to a non-binding agreement in principle between MCIL and our Company. This purchase price excludes from working capital the receivables existing on the closing date due to MCIL from our affiliates, which will be settled in the ordinary course. We anticipate that the majority of the purchase price will be funded through local financing. See "Note 3. Business Combinations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        As of March 31, 2009, the amount outstanding under our A/R Securitization Program was $328 million compared with $446 million at December 31, 2008. Because of various factors such as market demand, lower pricing and changes in foreign currency rates, the underlying effective capacity of the program has declined. This program was amended in November 2008 and was extended through November 12, 2009. We have already begun discussions with the program providers to extend this program beyond its current maturity. This facility fluctuates in capacity depending on the program's eligible receivables base which is influenced by such factors as market demand, pricing and foreign currency rates. Although we can make no assurances, we intend to extend the A/R Securitization Program beyond its stated term. See "Note 9. Securitization of Accounts Receivable" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        We continue to incur costs associated with the Texas Bank Litigation. Any settlement of or judgment in the Texas Bank Litigation may impact our liquidity. For more information, see "Note 14. Commitments and Contingencies—Texas Bank Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        During the three months ended March 31, 2009, we made contributions to our pension and postretirement benefit plans of $30 million. During the remainder of 2009, we expect to contribute an additional amount of $90 million to these plans.

Capital Expenditures

        We incurred capital expenditures of $61 million for the three months ended March 31, 2009 as compared with $109 million in the 2008 period. This decrease of $48 million is largely attributable to higher 2008 spending on various projects including the maleic anhydride expansion at our Geismar, Louisiana site, as well as the expansion at our Greatham, U.K. titanium dioxide facility.

        We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements. We expect to spend, in total, approximately $230 million on capital projects in 2009.

Off-Balance Sheet Arrangements

Receivables Securitization

        For a discussion of our A/R Securitization Program, see "Note 9. Securitization of Accounts Receivable" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Guarantees

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million (U.S. dollar equivalents). As of March 31, 2009, there were $68 million and RMB 840 million (approximately $123 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments (of which 12 installments remain), which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for the VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has met certain conditions. The conditions outstanding include completion of the building and equipment mortgage registrations, which are progressing as planned, and maintaining a debt service coverage ratio of at least 1:1 at the time such registrations are completed. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

        Our unconsolidated Saudi Joint Venture obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents). We have provided certain guarantees of approximately $14 million for these commitments, and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Legal Proceedings

        For a discussion of legal proceedings, see "Note 14. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 15. Environmental, Health and Safety Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Recently Issued Accounting Pronouncements

        For a discussion of recently issued accounting pronouncements, see "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Critical Accounting Policies

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

        All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. To the extent applicable, we perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive (loss) income.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings.

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. During the three months ended March 31, 2009, any remaining contracts matured and the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) included elsewhere in this report were not considered significant. For the three months ended March 31, 2008, the effective portion of the changes in fair value of $2 million was recorded in other comprehensive income.

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we swapped $153 million of LIBOR floating rate debt payments for €116 million of EURIBOR floating rate debt payments. This swap was not designated as a hedge for financial reporting purposes. For the three months ended March 31, 2008, we recorded a foreign currency loss on this swap of $14 million in the condensed consolidated statement of operations (unaudited).

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $96 million of LIBOR floating rate debt payments for €71 million of EURIBOR floating rate debt payments. This swap was designated as a hedge of a net investment for financial reporting purposes. We received a cash benefit from the unwind of $3 million in the fourth quarter of 2008. For the three months ended March 31, 2008, the effective portion of the changes in the fair value of $8 million were recorded in other comprehensive income.

        As of and for the three months ended March 31, 2009, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) included elsewhere in this report of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive (loss) income. From time to time, we review such designation of intercompany loans.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2009, we have designated approximately €225 million ($299 million) of euro-denominated debt as a hedge of our net investments. For the three months ended March 31, 2009, the amount of gain recognized on the hedge of our net investments was $15 million and was recorded in other comprehensive (loss) income. As of March 31, 2009, we had approximately €929 million ($1,235 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

        In May 2007, our operation in Wilton, U.K., allegedly caused a discharge of wastewater effluent to be made to Northumbrian Water's Bran Sands treatment facility that contained elevated levels of nitrobenzene. Northumbrian Water alleges that this discharge caused a disruption of its treatment facility which, in turn, exceeded its discharge consent from the U.K. Environmental Agency. The Environmental Agency is investigating a possible prosecution against Northumbrian Water and/or us for the breach. Northumbrian Water has threatened to prosecute our subsidiary in the U.K. To date, however, no charges have been filed.

        By letter dated November 26, 2008, the Texas Commission on Environmental Quality ("TCEQ") combined the alleged air emission-related violations and proposed penalties associated with two previously issued draft orders for our Port Neches, Texas facility. The proposed penalty for the combined order is $120,000. However, we entered into an expedited penalty settlement of $100,000, half of which will be paid through a Supplemental Environmental Project agreed to with the agency. This order has been approved by the TCEQ commissioners and we consider this matter now resolved.

OTHER LEGAL PROCEEDINGS

        For a discussion of other legal proceedings, see "Note 14. Commitments and Contingencies—Legal Matters" and "Note 15. Environmental, Health and Safety Matters—Remediation Liabilities" to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2009. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	—	—	—
February	89,305	$2.32	—	—
March	37,718	2.64	—	—

Total	127,023	$2.41	—	—

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2009

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