Form 10-Q
period 2009-09-30
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2009-11-04
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

         On October 29, 2009, 237,285,576 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,619	$657
Restricted cash	7	5
Accounts and notes receivables (net of allowance for doubtful accounts of $56 and $47, respectively)	1,154	905
Accounts receivable from affiliates	3	8
Inventories	1,113	1,500
Prepaid expenses	59	45
Deferred income taxes	18	21
Other current assets	107	99

Total current assets	4,080	3,240
Property, plant and equipment, net	3,562	3,649
Investment in unconsolidated affiliates	263	267
Intangible assets, net	133	153
Goodwill	94	92
Deferred income taxes	203	284
Notes receivable from affiliates	9	9
Other noncurrent assets	366	364

Total assets	$8,710	$8,058

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$735	$731
Accounts payable to affiliates	12	16
Accrued liabilities	632	617
Deferred income taxes	36	36
Current portion of debt	198	205

Total current liabilities	1,613	1,605
Long-term debt	4,028	3,677
Notes payable to affiliates	5	6
Deferred income taxes	344	117
Other noncurrent liabilities	1,017	1,021

Total liabilities	7,007	6,426

Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 237,297,159 and 234,430,334 issued and 233,968,776 and 233,553,515 outstanding in 2009 and 2008, respectively	2	2
Additional paid-in capital	3,152	3,141
Unearned stock-based compensation	(12)	(13)
Accumulated deficit	(1,054)	(1,031)
Accumulated other comprehensive loss	(404)	(489)

Total Huntsman Corporation stockholders' equity	1,684	1,610
Noncontrolling interests in subsidiaries	19	22

Total equity	1,703	1,632

Total liabilities and equity	$8,710	$8,058

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Trade sales, services and fees, net	$2,090	$2,703	$5,630	$8,085
Related party sales	18	28	37	82

Total revenues	2,108	2,731	5,667	8,167
Cost of goods sold	1,771	2,381	4,948	7,068

Gross profit	337	350	719	1,099

Operating expenses:
Selling, general and administrative	214	231	611	692
Research and development	36	39	108	118
Other operating income	—	(16)	(9)	(3)
Restructuring, impairment and plant closing costs	62	3	139	8

Total operating expenses	312	257	849	815

Operating income (loss)	25	93	(130)	284
Interest expense, net	(65)	(69)	(178)	(199)
Loss on accounts receivable securitization program	(3)	(7)	(13)	(16)
Equity in (loss) income of unconsolidated affiliates	(1)	3	1	10
(Expenses) income associated with the Terminated Merger and related litigation	(2)	(26)	835	(35)
Loss on early extinguishment of debt	(21)	—	(21)	—
Other income	1	1	1	1

(Loss) income from continuing operations before income taxes	(66)	(5)	495	45
Income tax expense	—	(17)	(449)	(42)

(Loss) income from continuing operations	(66)	(22)	46	3
(Loss) income from discontinued operations, net of tax	(2)	1	(2)	5

(Loss) income before extraordinary gain	(68)	(21)	44	8
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	—	10

Net (loss) income	(68)	(20)	44	18
Net loss (income) attributable to noncontrolling interests	—	—	4	(7)

Net (loss) income attributable to Huntsman Corporation	$(68)	$(20)	$48	$11

Net (loss) income	$(68)	$(20)	$44	$18
Other comprehensive income (loss)	38	(163)	86	(46)

Comprehensive (loss) income	(30)	(183)	130	(28)
Comprehensive (income) loss attributable to noncontrolling interests	(1)	—	3	(7)

Comprehensive (loss) income attributable to Huntsman Corporation	$(31)	$(183)	$133	$(35)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED) (Continued)

(In Millions, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.28)	$(0.10)	$0.21	$(0.02)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	—	0.02
Extraordinary gain on the acquisition of a business, net of tax	—	0.01	—	0.05

Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.29)	$(0.09)	$0.21	$0.05

Weighted average shares	234.0	233.6	233.9	231.4

Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.28)	$(0.10)	$0.21	$(0.02)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.01)	0.02
Extraordinary gain on the acquisition of a business, net of tax	—	0.01	—	0.05

Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.29)	$(0.09)	$0.20	$0.05

Weighted average shares	234.0	233.6	238.1	231.4

Dividends per share	$0.10	$0.10	$0.30	$0.30

Amounts attributable to Huntsman Corporation common stockholders:
(Loss) income from continuing operations	$(66)	$(22)	$50	$(4)
(Loss) income from discontinued operations, net of tax	(2)	1	(2)	5
Extraordinary gain on the acquisition of a business, net of tax	—	1	—	10

Net (loss) income	$(68)	$(20)	$48	$11

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net income	$44	$18
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	—	(10)
Equity in income of unconsolidated affiliates	(1)	(10)
Dividends received from unconsolidated affiliates	—	11
Depreciation and amortization	338	290
Provision for losses on accounts receivable	7	3
(Gain) loss on disposal of assets	(2)	4
Loss on early extinguishment of debt	21	—
Noncash interest expense	14	2
Noncash restructuring, impairment and plant closing costs	5	3
Deferred income taxes	311	15
Net unrealized (gain) loss on foreign currency transactions	(8)	16
Stock-based compensation	14	16
Other, net	2	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(225)	(53)
Inventories	424	(98)
Prepaid expenses	(13)	(17)
Other current assets	(4)	21
Other noncurrent assets	(23)	(125)
Accounts payable	25	(3)
Accrued liabilities	(13)	20
Other noncurrent liabilities	(9)	(59)

Net cash provided by operating activities	907	46

Investing Activities:
Capital expenditures	(140)	(325)
Proceeds from sale of assets, net of adjustments	5	(26)
Acquisition of business	(31)	—
Investment in unconsolidated affiliate	—	(37)
Acquisition of intangible assets	—	(9)
Other, net	2	(3)

Net cash used in investing activities	(164)	(400)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine Months Ended September 30,
	2009	2008
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(10)	$370
Net repayments of overdraft facilities	(14)	(3)
Net repayments on short-term debt	(25)	—
Repayments of long-term debt	(528)	(7)
Proceeds from long-term debt	874	24
Repayments of notes payable	(55)	(35)
Proceeds from notes payable	63	40
Dividends paid to common stockholders	(71)	(70)
Dividends paid to preferred stockholders	—	(4)
Call premiums paid related to early extinguishment of debt	(14)	—
Repurchase and cancellation of stock awards	—	(4)
Debt issuance costs paid	(5)	(2)
Other, net	(1)	—

Net cash provided by financing activities	214	309

Effect of exchange rate changes on cash	5	(2)

Increase (decrease) in cash and cash equivalents	962	(47)
Cash and cash equivalents at beginning of period	657	154

Cash and cash equivalents at end of period	$1,619	$107

Supplemental cash flow information:
Cash paid for interest	$160	$186
Cash paid for income taxes	145	21

        During the nine months ended September 30, 2009 and 2008, the amount of capital expenditures in accounts payable decreased by $29 million and $2 million, respectively. The value of share awards that vested during the nine months ended September 30, 2009 and 2008 was $11 million and $13 million, respectively. In connection with the June 2009 Baroda acquisition, $5 million of payables from us to Metrochem Industries Limited were forgiven.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders'
	Common Stock					Accumulated other comprehensive loss
			Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Shares	Amount
Balance, January 1, 2009	233,553,515	$2	$3,141	$(13)	$(1,031)	$(489)	$22	$1,632
Net income (loss)	—	—	—	—	48	—	(4)	44
Other comprehensive income	—	—	—	—	—	85	1	86
Issuance of nonvested stock awards	—	—	7	(7)	—	—	—	—
Vesting of stock awards	550,052	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	4	8	—	—	—	12
Repurchase and cancellation of stock awards	(134,791)	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	(71)	—	—	(71)

Balance, September 30, 2009	233,968,776	$2	$3,152	$(12)	$(1,054)	$(404)	$19	$1,703

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (Continued)

(Dollars in Millions)

	Huntsman Corporation Stockholders'
	Shares
	Common Stock	Mandatory convertible preferred stock	Common Stock	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2008	221,036,190	5,750,000	$2	$288	$2,831	$(12)	$(1,540)	$257	$27	$1,853
Net income	—	—	—	—	—	—	11	—	7	18
Other comprehensive loss	—	—	—	—	—	—	—	(46)	—	(46)
Issuance of nonvested stock awards	—	—	—	—	12	(12)	—	—	—	—
Vesting of stock awards	594,908	—	—	—	1	—	—	—	—	1
Recognition of stock-based compensation	—	—	—	—	7	9	—	—	—	16
Preferred stock conversion	12,082,475	(5,750,000)	—	(288)	288	—	—	—	—	—
Repurchase and cancellation of stock awards	(160,058)	—	—	—	—	—	(4)	—	—	(4)
Effect of adoption of SFAS No. 158, (currently included in ASC 715-20-55), net of tax	—	—	—	—	—	—	(3)	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	—	(70)	—	—	(70)

Balance, September 30, 2008	233,553,515	—	$2	$—	$3,139	$(15)	$(1,606)	$211	$34	$1,765

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$788	$87
Restricted cash	7	5
Accounts and notes receivables (net of allowance for doubtful accounts of $56 and $47, respectively)	1,154	905
Accounts receivable from affiliates	32	15
Inventories	1,113	1,500
Prepaid expenses	58	45
Deferred income taxes	18	21
Other current assets	122	99

Total current assets	3,292	2,677
Property, plant and equipment, net	3,397	3,466
Investment in unconsolidated affiliates	263	267
Intangible assets, net	136	157
Goodwill	94	92
Deferred income taxes	311	392
Notes receivable from affiliates	9	9
Other noncurrent assets	366	364

Total assets	$7,868	$7,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$720	$728
Accounts payable to affiliates	43	16
Accrued liabilities	625	560
Deferred income taxes	36	35
Note payable to affiliate	25	423
Current portion of debt	197	205

Total current liabilities	1,646	1,967
Long-term debt	3,792	3,442
Notes payable to affiliates	530	6
Deferred income taxes	110	69
Other noncurrent liabilities	1,013	1,021

Total liabilities	7,091	6,505

Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,111	2,865
Accumulated deficit	(1,888)	(1,414)
Accumulated other comprehensive loss	(465)	(554)

Total Huntsman International LLC members' equity	758	897
Noncontrolling interests in subsidiaries	19	22

Total equity	777	919

Total liabilities and equity	$7,868	$7,424

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Trade sales, services and fees, net	$2,090	$2,703	$5,630	$8,085
Related party sales	18	28	37	82

Total revenues	2,108	2,731	5,667	8,167
Cost of goods sold	1,766	2,376	4,935	7,055

Gross profit	342	355	732	1,112

Operating expenses:
Selling, general and administrative	214	231	603	693
Research and development	36	39	108	118
Other operating income	—	(16)	(9)	(3)
Restructuring, impairment and plant closing costs	62	3	139	8

Total operating expenses	312	257	841	816

Operating income (loss)	30	98	(109)	296
Interest expense, net	(64)	(68)	(177)	(199)
Loss on accounts receivable securitization program	(3)	(7)	(13)	(16)
Equity in (loss) income of unconsolidated affiliates	(1)	3	1	10
Loss on early extinguishment of debt	(21)	—	(21)	—
Other income	1	1	1	1

(Loss) income from continuing operations before income taxes	(58)	27	(318)	92
Income tax benefit (expense)	19	(19)	(135)	(47)

(Loss) income from continuing operations	(39)	8	(453)	45
(Loss) income from discontinued operations, net of tax	(2)	1	(2)	5

(Loss) income before extraordinary gain	(41)	9	(455)	50
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	—	10

Net (loss) income	(41)	10	(455)	60
Net loss (income) attributable to noncontrolling interests	—	—	4	(7)

Net (loss) income attributable to Huntsman International LLC	$(41)	$10	$(451)	$53

Net (loss) income	$(41)	$10	$(455)	$60
Other comprehensive income (loss)	39	(162)	90	(42)

Comprehensive (loss) income	(2)	(152)	(365)	18
Comprehensive (income) loss attributable to noncontrolling interests	(1)	—	3	(7)

Comprehensive (loss) income attributable to Huntsman International LLC	$(3)	$(152)	$(362)	$11

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net (loss) income	$(455)	$60
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	—	(10)
Equity in income of unconsolidated affiliates	(1)	(10)
Dividends received from unconsolidated affiliates	—	11
Depreciation and amortization	321	273
Provision for losses on accounts receivable	7	3
(Gain) loss on disposal of assets	(2)	4
Loss on early extinguishment of debt	21	—
Noncash interest expense	24	2
Noncash restructuring, impairment and plant closing costs	5	3
Deferred income taxes	125	20
Net unrealized (gain) loss on foreign currency transactions	(8)	16
Noncash compensation	10	16
Other, net	1	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(225)	(53)
Inventories	424	(98)
Prepaid expenses	(12)	(16)
Other current assets	(19)	17
Other noncurrent assets	(23)	(125)
Accounts payable	2	(21)
Accrued liabilities	37	23
Other noncurrent liabilities	(5)	(55)

Net cash provided by operating activities	227	62

Investing Activities:
Capital expenditures	(140)	(325)
Proceeds from sale of assets, net of adjustments	5	(26)
Acquisition of business	(31)	—
Investment in unconsolidated affiliates, net	—	(37)
Decrease (increase) in receivable from affiliate	8	(91)
Acquisition of intangible assets	—	(9)
Other, net	2	(7)

Net cash used in investing activities	(156)	(495)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine Months Ended September 30,
	2009	2008
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(10)	$370
Net repayments of overdraft facilities	(14)	(3)
Net repayments of short-term debt	(25)	—
Repayments of long-term debt	(528)	(7)
Proceeds from long-term debt	874	24
Repayments of notes payable	(52)	(35)
Proceeds from notes payable	60	40
Repayment of notes payable to affiliate	(403)	—
Proceeds from notes payable to affiliate	529	—
Dividends paid to parent	(23)	—
Call premiums paid related to early extinguishment of debt	(14)	—
Contribution from parent	236	—
Debt issuance costs paid	(5)	—
Other, net	(1)	(2)

Net cash provided by financing activities	624	387
Effect of exchange rate changes on cash	6	(1)

Increase (decrease) in cash and cash equivalents	701	(47)
Cash and cash equivalents at beginning of period	87	154

Cash and cash equivalents at end of period	$788	$107

Supplemental cash flow information:
Cash paid for interest	$153	$186
Cash paid for income taxes	18	21

        During the nine months ended September 30, 2009 and 2008, the amount of capital expenditures in accounts payable decreased by $29 million and $2 million, respectively. During the nine months ended September 30, 2009 and 2008, Huntsman Corporation contributed $10 million and $16 million, respectively, to Huntsman International related to stock-based compensation. In connection with the June 2009 Baroda acquisition, $5 million of payables from us to Metrochem Industries Limited were forgiven.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2009	2,728	$2,865	$(1,414)	$(554)	$22	$919
Net loss	—	—	(451)	—	(4)	(455)
Other comprehensive income	—	—	—	89	1	90
Contribution from parent	—	246	—	—	—	246
Dividends paid to parent	—	—	(23)	—	—	(23)

Balance, September 30, 2009	2,728	$3,111	$(1,888)	$(465)	$19	$777

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (Continued)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2008	2,728	$2,845	$(1,143)	$187	$27	$1,916
Net income	—	—	53	—	7	60
Other comprehensive loss	—	—	—	(42)	—	(42)
Contribution from parent	—	16	—	—	—	16
Effect of adoption of SFAS No. 158, (currently included in ASC 715-20-55), net of tax	—	—	(3)	—	—	(3)

Balance, September 30, 2008	2,728	$2,861	$(1,093)	$145	$34	$1,947

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

        In this report, we occasionally use, without definition, the common names of competitors, other industry participants, and the common names or abbreviations for certain chemicals or products.

INTERIM FINANCIAL STATEMENTS

        The interim condensed consolidated financial statements (unaudited) of our Company and Huntsman International were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the respective audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on July 30, 2009.

DESCRIPTION OF BUSINESS

        We are a global manufacturer of chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide.

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

  •
  income (expenses) associated with our terminated merger with Hexion (the "Hexion Merger" or the "Terminated Merger") and related litigation;

  •
  our $250 million 7% convertible notes (the "Convertible Notes") issued to Apollo affiliates pursuant to the settlement agreement with Apollo with respect to certain litigation related to the Terminated Merger (the "Apollo Settlement Agreement"); and

  •
  the results of the Texas Bank Litigation Settlement Agreement (as defined below).

PRINCIPLES OF CONSOLIDATION

        These condensed consolidated financial statements (unaudited) include the accounts of our wholly-owned and majority-owned and controlled subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two separate segments—the Advanced Materials segment and the Textile Effects segment. All segment information for prior periods has been restated to reflect this change. In addition, we retroactively applied, and information in this report reflects, the presentation and disclosure requirements of Accounting Standards Codification ("ASC") 810-10-65-1, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. For more information, see "Note 2. Recently Issued Accounting Pronouncements."

SUBSEQUENT EVENTS

        We have evaluated material subsequent events through the time these financial statements were issued on November 4, 2009. For more information, see "Note 2. Recently Issued Accounting Pronouncements."

        On October 16, 2009, we terminated our existing accounts receivable securitization program ("A/R Securitization Program") and entered into two new securitization programs. At that time, the receivables trust repaid the entire balance of commercial paper outstanding under our existing A/R Securitization Program using proceeds received from the new programs. For more information, see "Note 9. Securitization of Accounts Receivable."

RECENT DEVELOPMENTS

  "Stalking Horse" Bid To Acquire Tronox

        On August 28, 2009, we entered into an asset and equity purchase agreement (the "Tronox Purchase Agreement"), pursuant to which our wholly owned subsidiaries, Huntsman Pigments LLC and Huntsman Australia R&D Company Pty Ltd, agreed to acquire certain assets of Tronox Incorporated and its subsidiaries ("Tronox") under Section 363 of Chapter 11 of the United States Bankruptcy Code as well as certain assets and equity interest, including working capital, of Tronox's foreign subsidiaries, for an aggregate purchase price of approximately $415 million (the "Tronox Transaction"). We intend to finance approximately fifty percent of the purchase price with debt. The assets to be acquired in connection with the Tronox Transaction include:

  •
  Titanium dioxide facilities in the United States (excluding Savannah, Georgia) and The Netherlands;

  •
  A 50% joint venture interest in another titanium dioxide facility in Australia and associated mining and other operations; and

  •
  Electrolytic production facilities in the United States.

        Tronox's joint venture partner in Australia, Exxaro Resources Limited, has agreed to waive contractual restrictions on the transfer of Tronox's joint venture interests to us, including applicable

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

right of first refusal and change of control rights, in the event we are approved by the bankruptcy court as the buyer.

        The Tronox Purchase Agreement is subject to approval by the United States Bankruptcy Court for the Southern District of New York, in which the bankruptcy cases of Tronox Incorporated and 14 of its subsidiaries under Chapter 11 of the United States Bankruptcy Code are being jointly administered as In re Tronox Corporation, et al., Case No. 09-10156 (ALG). We entered into the Tronox Purchase Agreement as a "stalking horse" bidder, and the Tronox Transaction is subject to Tronox's solicitation of higher or otherwise better offers pursuant to specified bidding procedures and an auction process to be conducted under supervision of the bankruptcy court. We made a $12 million refundable deposit toward the purchase price on the date of the execution of the Tronox Purchase Agreement and, to date, we have incurred $8 million in costs related to the Tronox Transaction. On September 16, 2009, the bankruptcy court approved the bidding procedures and granted certain benefits and bid protections to us in our role as "stalking horse" bidder, including expense reimbursement up to $3 million. We have the option to amend our bid should another bidder submit an offer that is greater than our bid described above. A decision to amend our bid will not be made unless and until a superseding bid is made. Under the bidding procedures order, other potential bidders must, among other things, submit an irrevocable offer and a $15.45 million good faith deposit on or before December 1, 2009. On November 2, 2009, we announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") has expired, which is a requirement to close on the Tronox Transaction.

        The Tronox Transaction is also subject to the satisfaction of various conditions specified in the Tronox Purchase Agreement. We can provide no assurance as to if or when the Tronox Transaction will close; moreover, if the Tronox Transaction does not close, we can provide no assurance that we will receive all or part of any refundable deposit or expense reimbursement.

  Closure of Australian Styrenics Operations

        On September 7, 2009, we announced that we will close our styrenics facility located at West Footscray, Australia. We expect to cease operation of the West Footscray styrene plant at or near year end 2009, with subsequent closure of our polystyrene and expandable polystyrene plants in early 2010. During the third quarter of 2009, we recorded closure costs of approximately $55 million ($25 million primarily in severance and a $30 million preliminary estimate of environmental remediation costs) and expect to incur other closure related costs of approximately $15 million in 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. Products produced at the site represent less than 2% of our 2008 global sales. Our styrenics operations posted an operating loss of approximately $29 million in 2008. Our other operations in Australia, including our RMAX® expandable polystyrene business, Performance Products, Polyurethanes, Textile Effects and Advanced Materials divisions, are not affected by the announcement and will continue to operate in Australia.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        We adopted Accounting Standards Update ("ASU"): No. 2009-01, Topic 105—Generally Accepted Accounting Principles—amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, as of September 30, 2009. Statement of Financial Accounting Standards ("SFAS") No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants as a result of this statement. As a result of our adoption of this ASU, we have included references, where applicable, to the FASB Accounting Standards Codification™ in this report.

        In October 2009, the Financial Accounting Standards Board ("FASB") issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We are evaluating this ASU to determine its impact on our consolidated financial statements.

        In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurement and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). This ASU provides guidance on measuring the fair value of certain alternative investments and offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. This ASU is effective for the first reporting period ending after December 15, 2009. We are evaluating this ASU to determine its impact on our consolidated financial statements.

        We adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value as of September 30, 2009. This ASU provides amendments to Accounting Standards Codification Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities and/or (b) an income approach valuation technique or a market approach valuation technique, consistent with the principles of Topic 820. This ASU did not have a significant impact on our consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (pending integration to the ASC). This statement amends FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach. This new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and it requires additional disclosures about an enterprise's involvement in variable interest entities. This statement is effective for the first annual reporting period beginning after November 15, 2009. We are evaluating this statement to determine its impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (pending integration to the ASC). This statement removes the concept of a qualifying special-purpose entity ("QSPE") from SFAS No. 140 and removes the exception from applying FIN 46(R) to QSPEs. SFAS No. 166 modifies the derecognition provisions in SFAS No. 140 and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. It also requires additional disclosures regarding the transferor's continuing involvement with transferred financial assets and the related risks retained. This statement is effective for the first annual reporting period beginning after November 15, 2009. We are evaluating this statement, as well as SFAS No. 167, to determine their impact on our consolidated financial statements and we believe sales of accounts receivable under our new securitization programs will no longer meet the criteria for derecognition upon adoption of this standard. Accordingly, we believe the amounts outstanding under our new accounts receivable securitization programs will be accounted for as secured borrowings beginning in January 2010. See "Note 9. Securitization of Accounts Receivable."

        We adopted SFAS No. 165, Subsequent Events (currently included in ASC 855-10), as of June 30, 2009. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We evaluate subsequent events through the date the financial statements are issued.

        We adopted FASB Staff Position ("FSP") No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (currently included in ASC 820-10-65-4) as of June 30, 2009. This FSP provides guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. It also requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. This statement did not have a significant impact on our consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

        We adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (currently included in ASC 825-10-65-1), as of June 30, 2009. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also requires disclosure about the methods and significant assumptions used to estimate the fair value of financial instruments and changes in those methods and significant assumptions, if any, during the period. See "Note 10. Fair Value."

        We adopted SFAS No. 141 (R), Business Combinations (currently included in ASC 805), which replaced SFAS No. 141, Business Combinations, and SFAS No. 160 on January 1, 2009. These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, these statements require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and to be presented separately in the financial statements. Upon adoption of this standard, we recorded a charge of $1 million in the first quarter of 2009 to selling, general and administrative expenses to write off previously deferred acquisition costs related to our Baroda acquisition. See "Note 3. Business Combinations." We retroactively applied the presentation and disclosure requirements of SFAS No. 160 to all prior periods presented.

        We adopted FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (currently included in ASC 805), on January 1, 2009. This FSP requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value if fair value can be reasonably estimated. If fair value of such assets and liabilities cannot be reasonably estimated, the assets or liabilities would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP requires contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination to be initially recognized and subsequently measured at fair value in accordance with SFAS 141(R). The adoption of this FSP did not have a significant impact on our consolidated financial statements.

        We adopted Emerging Issues Task Force ("EITF") Issue No. 08-6, Equity Method Investment Accounting Considerations (currently included in ASC 323-10), on January 1, 2009. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this standard did not have a significant impact on our consolidated financial statements.

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets (currently included in ASC 715-20-65-2). This FSP provides guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP will be provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

        We adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 (currently included in ASC 815-10-65-1) on January 1, 2009. SFAS No. 161 requires enhanced disclosures regarding the effect of an entity's derivative instruments and related hedging activities on its financial position, financial performance and cash flows. See "Note 8. Derivative Instruments and Hedging Activities."

3. BUSINESS COMBINATIONS

BARODA ACQUISITION

        On June 23, 2009, we announced the acquisition of the Baroda Division ("Baroda") of Metrochem Industries Limited ("MCIL"), a manufacturing facility for the production of intermediates and specialty dyes for textiles, located in Baroda, India. Baroda had been a significant supplier to our Textile Effects division and this acquisition strengthens the Textile Effects division's competitiveness and supports its development in Asia. We initially entered into an agreement to acquire Baroda on June 29, 2007. The initial agreement provided either party with the right to terminate the agreement if a transaction was not consummated by April 30, 2008. On February 6, 2009, we entered into a non-binding agreement in principle with MCIL under which the purchase price was revised to be approximately $35 million (U.S. dollar equivalents), which includes receivables existing on the closing date due to MCIL from our affiliates, which were also settled at acquisition. Payment of the acquisition cost was phased in various tranches. The first tranche of $7 million was paid during 2008; additional tranches were paid during the nine months ended September 30, 2009; and a final payment of $2 million, subject to adjustment, will be made upon completion of the audit of net working capital acquired. In addition, $5 million of accounts payable by us to MCIL were forgiven in connection with this acquisition. A majority of the purchase price was funded through local financing.

        We have accounted for the Baroda acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Acquisition cost:
Cash payment made in 2008	$7
Cash payments made in 2009	31
Forgiveness of amounts payable from us to MCIL	(5)
Amounts payable as of September 30, 2009	2

Total acquisition cost	$35

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$3
Inventories	4
Other current assets	2
Property, plant and equipment	34
Accounts payable	(3)
Accrued liabilities	(1)
Short-term debt	(3)
Deferred taxes	(1)

Total fair value of net assets acquired	$35

        The acquisition cost allocation is preliminary pending finalization of the net working capital acquired. The acquisition cost allocation is also preliminary pending finalization of the determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets, estimates of asset retirement obligations and determination of related deferred taxes. For purposes of this preliminary allocation of fair value, we have assigned any excess of acquisition cost over historical carrying values to property, plant and equipment and no amounts have been allocated to goodwill. We expect that it is reasonably possible that changes to this allocation could occur.

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business (the "Textile Effects Acquisition") and accounted for the Textile Effects Acquisition using the purchase method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed and we determined the excess of fair value of net assets over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the purchase price, the valuation of the long-lived assets acquired was reduced to zero. Accordingly, no basis was assigned to property, plant and equipment or any other non-current nonfinancial assets and the remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). During the three and nine months ended September 30, 2008, we recorded additional extraordinary gain of $1 million and $10 million, respectively, related to the reversal of accruals for certain employee termination costs

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain restructuring costs associated with the acquisition.

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30, 2009	December 31, 2008
Raw materials and supplies	$250	$282
Work in progress	82	88
Finished goods	822	1,192

Total	1,154	1,562
LIFO reserves	(41)	(62)

Net	$1,113	$1,500

        For each of September 30, 2009 and December 31, 2008, approximately 9% of inventories were recorded using the LIFO cost method. For the three months ended September 30, 2009, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers carried at costs lower than the cost of current purchases, the effect of which decreased cost of goods sold by approximately $1 million. For the nine months ended September 30, 2009, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers carried at costs that were higher than the cost of current purchases, the effect of which increased cost of goods sold by approximately $1 million.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements payable by us as of September 30, 2009 and December 31, 2008 were $10 million and $19 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these types of open exchange agreements receivable by us at September 30, 2009 and December 31, 2008 were nil and $5 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2009 and December 31, 2008, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2009	$58	$1	$3	$13	$75
2009 charges for 2006 initiatives	—	1	—	—	1
2009 charges for 2008 initiatives	4	—	—	—	4
2009 charges for 2009 initiatives	81	8	—	14	103
Reversal of reserves no longer required	(4)	—	—	—	(4)
2009 payments for 2003 initiatives	(1)	—	—	—	(1)
2009 payments for 2004 initiatives	(1)	—	—	—	(1)
2009 payments for 2006 initiatives	(24)	(1)	—	—	(25)
2009 payments for 2008 initiatives	(14)	—	—	—	(14)
2009 payments for 2009 initiatives	(24)	(8)	—	(12)	(44)
Foreign currency effect on reserve balance	2	—	—	(2)	—

Accrued liabilities as of September 30, 2009	$77	$1	$3	$13	$94

(1)
Of the total workforce reduction reserves of $77 million, $11 million relates to restructuring programs recorded in connection with purchase business combinations and are expected to be paid through 2009. The total workforce reduction reserves of $77 million relate to the termination of 695 positions, of which 402 positions had not been terminated as of September 30, 2009.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2009	December 31, 2008
2003 initiatives & prior	$8	$9
2004 initiatives	4	6
2006 initiatives	2	26
2008 initiatives	11	24
2009 initiatives	59	—
Foreign currency effect on reserve balance	10	10

Total	$94	$75

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Advanced Materials	Textile Effects	Performance Products	Pigments	Corporate & Other	Total
Accrued liabilities as of January 1, 2009	$3	$1	$63	$1	$7	$—	$75
2009 charges for 2006 initiatives	—	—	1	—	—	—	1
2009 charges for 2008 initiatives	1	—	1	—	2	—	4
2009 charges for 2009 initiatives	—	13	13	—	43	34	103
Reversal of reserves no longer required	—	—	(2)	—	(2)	—	(4)
2009 payments for 2003 initiatives	(1)	—	—	—	—	—	(1)
2009 payments for 2004 initiatives	—	—	—	—	(1)	—	(1)
2009 payments for 2006 initiatives	—	—	(25)	—	—	—	(25)
2009 payments for 2008 initiatives	—	—	(11)	—	(3)	—	(14)
2009 payments for 2009 initiatives	—	(4)	(3)	—	(34)	(3)	(44)
Foreign currency effect on reserve balance	—	—	(1)	—	—	1	—

Accrued liabilities as of September 30, 2009	$3	$10	$36	$1	$12	$32	$94

Current portion of restructuring reserve	$3	$10	$36	$1	$7	$32	$89
Long-term portion of restructuring reserve	—	—	—	—	5	—	5
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	$—	$1	$—	$—	$9	$15	$25
Estimated additional charges beyond one year	—	—	—	—	1	—	1

        Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Cash charges:
2009 charges for 2006 initiatives	$—	$1
2009 charges for 2008 initiatives	2	4
2009 charges for 2009 initiatives	31	103
Reversal of reserves no longer required	(1)	(4)
Environmental remediation accrual recorded in connection with the Australian styrenics closure	30	30
Non-cash charges	—	5

Total restructuring, impairment and plant closing costs	$62	$139

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Cash charges:
2008 charges for 2004 initiatives	$1	$2
2008 charges for 2008 initiatives	2	4
Reversal of reserves no longer required	(1)	(1)
Non-cash charges	1	3

Total restructuring, impairment and plant closing costs	$3	$8

        During the nine months ended September 30, 2009, our Advanced Materials segment recorded charges of $13 million primarily related to workforce reductions in connection with a reorganization designed to implement a regional management structure. We expect to incur additional charges of $1 million primarily related to workforce reductions in Germany through 2011.

        During the nine months ended September 30, 2009, our Textile Effects segment recorded charges of $15 million primarily related to workforce reductions at our production facility in Langweid, Germany and reversed $2 million of accruals no longer required related to the streamlining of the Textile Effects business into two global strategic business units, apparel & home textiles and specialty textiles, as announced during the fourth quarter of 2008. We also recorded a non-cash benefit of $1 million for pension curtailment associated with our workforce reduction.

        During the nine months ended September 30, 2009, our Pigments segment recorded charges of $45 million, of which $29 million primarily related to the closure of our Grimsby, U.K. plant and $16 million primarily related to workforce reductions at our Huelva, Spain plant. Of the $29 million charges at our Grimsby plant, $13 million related to contract terminations, $8 million related to workforce reductions and $8 million related to decommissioning. We also recorded non-cash charges of $4 million primarily related to a provision against engineering spare parts at our Grimsby plant. We expect to incur additional charges of $10 million primarily related to the closure of our Grimsby plant through June 30, 2010.

        During the nine months ended September 30, 2009, we recorded charges of $34 million in Corporate and Other, of which $25 million related to workforce reductions associated with the closure of our styrenics operations in West Footscray, Australia and $9 million related to other aspects of our 2009 fixed cost reduction projects announced in the first quarter of 2009. We expect to incur additional charges of $15 million related to the West Footscray closure through 2010. In addition, we recorded $30 million of estimated environmental remediation costs associated with the closure of our Australian styrenics operations. For more information regarding the closure of our West Footscray, Australia styrenics operations, see "Note 1. General—Recent Developments—Closure of Australian Styrenics Operations." We also recorded a non-cash impairment charge of $1 million primarily related to capital expenditures and turnaround costs associated with our Australian styrenics business. The long-lived assets of our Australian styrenics business were previously determined to be impaired. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        During 2008, we contributed $44 million as our 50% equity contribution to our ethyleneamines manufacturing joint venture in Jubail Industrial City, Saudi Arabia (the "Saudi Joint Venture") with Zamil Group. The Saudi Joint Venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. The Saudi Joint Venture obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents), of which $166 million was drawn and outstanding as of September 30, 2009. We expect to reach mechanical completion of the manufacturing facility by the end of the fourth quarter of 2009. We have provided certain guarantees of approximately $14 million for these commitments which will terminate upon completion of the project and satisfaction of certain conditions. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded. The Saudi Joint Venture is accounted for under the equity method.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	September 30, 2009	December 31, 2008
Senior Credit Facilities:
Term loans	$1,966	$1,540
Secured notes	—	295
Senior notes	430	198
Subordinated notes	1,308	1,285
Australian credit facilities	38	41
HPS (China) debt	157	196
Other	91	92
Convertible notes	236	235

Total debt	$4,226	$3,882

Current portion	$198	$205
Long-term portion	4,028	3,677

Total debt-excluding affiliates	$4,226	$3,882

Total debt-excluding affiliates	4,226	3,882
Notes payable to affiliates	5	6

Total debt	$4,231	$3,888

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	September 30, 2009	December 31, 2008
Senior Credit Facilities:
Term loans	$1,966	$1,540
Secured notes	—	295
Senior notes	430	198
Subordinated notes	1,308	1,285
Australian credit facilities	38	41
HPS (China) debt	157	196
Other	90	92

Total debt	$3,989	$3,647

Current portion	$197	$205
Long-term portion	3,792	3,442

Total debt-excluding affiliates	$3,989	$3,647

Total debt-excluding affiliates	$3,989	$3,647
Notes payable to affiliates	555	429

Total debt	$4,544	$4,076

DIRECT AND SUBSIDIARY DEBT

        Our direct debt and guarantee obligations consist of the following: our Convertible Notes; our guarantees of certain debt of HPS and SLIC (our Chinese MDI joint ventures); our guarantee of certain debt of the Saudi Joint Venture; certain indebtedness incurred from time to time to finance certain insurance premiums; and our guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program (as defined below).

        Substantially all of our other debt has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

TRANSACTIONS AFFECTING OUR DEBT

Senior Credit Facilities

        As of September 30, 2009, our senior secured credit facilities ("Senior Credit Facilities") consisted of (i) the $650 million revolving loan facility ("Revolving Facility"); (ii) a $1,524 million term loan B facility ("Term Loan B"); and (iii) a $500 million ($442 million carrying value) term loan C ("Term Loan C" and collectively with Term Loan B, the "Dollar Term Loans"). As of September 30, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $33 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in August 2010, Term Loan B matures in 2014 and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Term Loan C matures in 2016; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        Our Senior Credit Facilities are subject to a single financial covenant (the "Leverage Covenant"), which applies only to the Revolving Facility. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into a waiver (the "Waiver") with respect to the Leverage Covenant. The Leverage Covenant, as amended pursuant to the Waiver, requires that the maximum senior secured leverage ratio does not exceed 5.00 to 1.00.

        In addition, the Waiver modified the calculation used to determine compliance with the Leverage Covenant as follows:

  •
  we are allowed to add back to "Consolidated EBITDA" any lost profits that are attributable to hurricanes Gustav and Ike that occurred in 2008 (such amounts being $49 million and $18 million for the third and fourth quarters, respectively, of 2008); and

  •
  by modifying the definition of "Permitted Non-Cash Impairment and Restructuring Charges" to replace a reference to $100 million with $200 million for permitted cash charges to be added back to "Consolidated EBITDA."

The Waiver is effective from April 16, 2009 through June 30, 2010.

        As consideration for the Waiver, Huntsman International agreed to increase the interest paid on the Revolving Facility by 225 basis points from LIBOR plus 1.75% to LIBOR plus 4% and to increase the applicable unused fee by 25 basis points from 0.5% to 0.75%. In addition, during the Waiver period, Huntsman International agreed not to:

  •
  request a borrowing under the Revolving Facility during the next succeeding fiscal quarter if compliance with the senior secured leverage ratio, as agreed to in the Waiver, is not met in any fiscal quarter;

  •
  repay or make any payment of principal or interest under the Intercompany Note (defined below) if there are outstanding borrowings under the Revolving Facility or to reduce the principal amount outstanding under the Intercompany Note to less than $525 million; and

  •
  make any restricted payments in an aggregate amount greater than the sum of $100 million plus Available Equity Proceeds (as defined in the agreement governing our Senior Credit Facilities (the "Credit Agreement")) received by Huntsman International.

        Pursuant to the Texas Bank Litigation Settlement Agreement, we entered into a Fourth Amendment to Credit Agreement dated June 22, 2009 (the "Amendment"). The Amendment created Term Loan C.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 4%, LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. However, the applicable interest rate of Term Loan B is subject to a reduction to LIBOR plus 1.5% upon achieving certain secured leverage ratio thresholds.

2016 Senior Notes

        Pursuant to the Texas Bank Litigation Settlement Agreement, Huntsman International entered into a Note Purchase Agreement dated June 22, 2009 (the "Note Purchase Agreement") with affiliates of Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (collectively, the "Banks"), pursuant to which the Banks purchased $600 million aggregate principal amount of 2016 Senior Notes from Huntsman International (the "2016 Senior Notes").

        The 2016 Senior Notes are senior unsecured obligations of Huntsman International and are guaranteed by certain subsidiaries named as guarantors.

        The 2016 Senior Notes bear interest at the rate of 5.5% per year payable semi-annually on June 30 and December 31, beginning on December 31, 2009. The 2016 Senior Notes will mature on June 30, 2016. Huntsman International may redeem the 2016 Senior Notes in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption. The 2016 Senior Notes are governed by an indenture imposing certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness; pay dividends or make certain other restricted payments; enter into certain transactions with affiliates; create dividend or other payment restrictions affecting restricted subsidiaries; merge or consolidate with any other person; sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets; or adopt a plan of liquidation.

        Upon the occurrence of certain change of control events, holders of the 2016 Senior Notes will have the right to require that Huntsman International purchase all or a portion (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of such holder's 2016 Senior Notes in cash pursuant to the offer described by Huntsman International, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

        As of September 30, 2009, we had outstanding $600 million ($430 million carrying value) of 2016 Senior Notes with an effective interest rate of 11.73%.

Redemption of Notes

        On July 23, 2009, Huntsman International redeemed in full all of its $296 million 11.625% senior secured notes due October 2010. The total redemption payment, excluding accrued interest, was $305 million, which included principal of $296 million and a call premium of approximately $9 million.

        On August 3, 2009, Huntsman International redeemed in full all of its $198 million 11.5% senior notes due July 2012. The total redemption payment, excluding accrued interest, was $204 million, which included principal of $198 million and a call premium of $6 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Other Debt (India)

        In connection with the Baroda acquisition, a portion of the purchase price was funded through local financing and from liquidity available from our subsidiaries located in India. As of September 30, 2009, our local Indian entities had combined debt outstanding of approximately $19 million (U.S. dollar equivalents). This debt is comprised of various facilities including approximately $9 million (U.S. dollar equivalents) in working capital facilities that are callable on demand and a five year term loan facility of approximately $10 million (U.S. dollar equivalents). See "Note 3. Business Combinations."

Intercompany Note

        As of September 30, 2009, under an existing promissory note (the "Intercompany Note"), we have loaned $550 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $25 million of the outstanding amount is classified as current as of September 30, 2009 on the accompanying condensed consolidated balance sheets (unaudited). As of September 30, 2009, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our A/R Securitization Program for U.S. dollar outstandings, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility). Subject to the conditions of the Waiver, with our consent, the principal and accrued interest outstanding under the Intercompany Note may also be forgiven, capitalized or satisfied with any alternate form of consideration.

Other Debt (Insurance)

        During the third quarter of 2009, we incurred other debt related to the financing of our insurance premiums in connection with our annual renewal in July 2009. As of September 30, 2009, the outstanding amount of financed insurance premiums was $29 million, all of which was classified as current. The insurance premium financing is secured by the prepaid insurance premiums.

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

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive income (loss).

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2009, we had approximately $101 million notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. During the first quarter of 2009, any remaining contracts matured and the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) were not considered significant. For the three months ended September 30, 2008, the effective portion of the changes in the fair value totaling $4 million were recorded in other comprehensive income (loss), with ineffectiveness resulting in a credit of nil recorded in cost of goods sold and a foreign currency gain of nil. For the nine months ended September 30, 2008, the effective portion of the changes in the fair value of $1 million were recorded in other comprehensive income (loss), with ineffectiveness amounting to a credit of $2 million recorded in cost of goods sold and a foreign currency gain of $1 million.

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we swapped $153 million of LIBOR floating rate debt payments for €116 million of EURIBOR floating rate debt payments. This swap was not designated as a hedge for financial reporting purposes. For the three and nine months ended September 30, 2008, we recorded a foreign currency loss on this swap of $19 and $6 million, respectively, in the condensed consolidated statement of operations (unaudited).

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $96 million of LIBOR floating rate debt payments for €71 million of EURIBOR floating rate debt payments. This swap was designated as a hedge of a net investment for financial reporting purposes. We received a net cash benefit from the unwind of $3 million in the fourth quarter of 2008. For the three and nine months ended September 30, 2008, the effective portion of the changes in the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

fair value of $12 million and $5 million, respectively were recorded in other comprehensive income (loss).

        As of and for the nine months ended September 30, 2009, the fair value and the realized gains (losses) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income (loss). From time to time, we review such designation of intercompany loans.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2009, we have designated approximately €225 million ($329 million) of euro-denominated debt as a hedge of our net investments. For the three and nine months ended September 30, 2009, the amount of loss recognized on the hedge of our net investments was $12 million and $14 million, respectively, and was recorded in other comprehensive income (loss). As of September 30, 2009, we had approximately €916 million ($1,339 million) in net euro assets.

9. SECURITIZATION OF ACCOUNTS RECEIVABLE

        As of September 30, 2009, our existing A/R Securitization Program consisted of commercial paper conduit programs with a committed amount of approximately $575 million (U.S. dollar equivalents). As of September 30, 2009, the underlying effective capacity of the program was $402 million. As of September 30, 2009, the receivables trust under our existing A/R Securitization Program had $258 million in U.S. dollar equivalents (comprised of $55 million and approximately €139 million ($203 million)) in commercial paper outstanding.

        Our existing A/R Securitization Program was scheduled to mature on November 12, 2009. On October 16, 2009, we entered into a Termination and Release Agreement, pursuant to which we terminated our existing A/R Securitization Program and replaced it with the U.S. and European programs described below. At that time, the receivables trust repaid the entire balance of commercial paper outstanding under our existing A/R Securitization Program using proceeds received from the new programs.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. SECURITIZATION OF ACCOUNTS RECEIVABLE (Continued)

U.S. ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

        On October 16, 2009, Huntsman International entered into a new accounts receivable securitization program using Huntsman Receivable Financing II LLC, a bankruptcy-remote special purpose entity (the "U.S. SPE"), for our U.S. originator subsidiaries (the "U.S. A/R Program").

        The maximum funding availability under the U.S. A/R Program is $250 million, which is divided between two facilities: a $125 million three-year facility and a $125 million two-year facility. The amount of actual availability under the U.S. A/R Program is subject to change based on the level of eligible receivables sold. Availability is further subject to changes in the credit ratings of Huntsman International's customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. The yield on the three-year facility is based on the LIBOR rate (as defined in the applicable agreement) plus a margin rate of 3.75% per annum and, in the case of the two-year facility, if funded by commercial paper, the CP Rate (as defined in the applicable agreement) plus a margin rate of 3.50% per annum. In addition, the U.S. SPE is obligated to pay commitment fees to the lenders based on the amount of each lender's commitment.

        The U.S. A/R Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the U.S. A/R Program upon the occurrence of certain specified events, including, but not limited to, failure by the U.S. SPE to pay interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events, and failure of our Company to maintain a minimum liquidity level of $400 million (the "Liquidity Requirement"). We guarantee certain obligations of Huntsman International in its capacity as contributor and servicer guarantor under the U.S. A/R Program.

        We expect that receivables transferred under the U.S. A/R Program will qualify as sales through December 31, 2009. However, upon adoption of new accounting guidance in 2010, we believe that the receivables transferred will no longer meet the criteria for derecognition and amounts outstanding will be accounted for as secured borrowings.

EUROPEAN ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

        Also on October 16, 2009, Huntsman International entered into a second new accounts receivable securitization program using Huntsman Receivables Financial LLC, a bankruptcy-remote special purpose entity (the "EU SPE"), for our European originator subsidiaries (the "EU A/R Program," and together with the U.S. A/R Program, the "A/R Programs") for a term of two years.

        The maximum funding availability under the EU A/R Program is €225 million (approximately $329 million). The amount of actual availability under the EU A/R Program is subject to change based on the level of eligible receivables sold. Availability is further subject to changes in the credit ratings of the originators' customers and country, customer concentration levels, and certain characteristics of the accounts receivable being transferred. The yield is based on GBP LIBOR, USD LIBOR or EURIBOR (each as defined in the applicable agreement) plus a margin rate of 3.75% per annum if funded by

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. SECURITIZATION OF ACCOUNTS RECEIVABLE (Continued)

commercial paper. In addition, the EU SPE is obligated to pay a commitment fee to the lender based on the amount of the lender's commitment.

        The EU A/R Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the EU A/R Program upon the occurrence of certain specified events, including, but not limited to, failure by the EU SPE to pay interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable and bankruptcy and insolvency events and a cross acceleration provision tied to the Liquidity Requirement.

        We expect that receivables transferred under the EU A/R Program will qualify as sales through December 31, 2009. However, upon adoption of new accounting guidance in 2010, we believe that the receivables transferred will no longer meet the criteria for derecognition and amounts outstanding will be accounted for as secured borrowings.

10. FAIR VALUE

        The fair value of financial instruments as of September 30, 2009 and December 31, 2008 were as follows (dollars in millions):

Huntsman Corporation

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualified employee benefit plan investments	$14	$14	$10	$10
Long-term debt (including current portion)	4,226	4,200	3,882	2,537

Huntsman International

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualified employee benefit plan investments	$14	$14	$10	$10
Long-term debt (including current portion)	3,989	3,833	3,647	2,302

        The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of our long-term debt other than the Convertible Notes are based on quoted market prices for the identical liability when traded as an asset in an active market. The estimated fair value of our Convertible Notes is based on the present value of estimated future cash flows, calculated using management's best estimates of key

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE (Continued)

assumptions including relevant interest rates, expected share volatility, dividend yields and the probabilities associated with certain features of the Convertible Notes.

        The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any unusual factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009, and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities(1)	$14	$14	$—	$—
Retained interest in securitized receivables(2)	319	—	—	319

Total assets	$333	$14	$—	$319

(1)
Using the market approach, the fair value of these securities represents the quoted market price times the quantities held.

(2)
The income approach is used to value these assets. Fair value is based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved.

Fair Value Measurements Using Level 3	Three months ended September 30, 2009	Nine months ended September 30, 2009
Balance at beginning of period	$162	$147
Total net gains (losses) (realized/unrealized) included in earnings	1	(9)
Purchases, issuances, and settlements	156	181

Balance at end of period	$319	$319

The amount of total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2009	$3	$4

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE (Continued)

        Gains and (losses) (realized and unrealized) included in earnings (or changes in net assets) for the three and nine months ended September 30, 2009 are reported in loss on accounts receivable securitization program and other operating income (expense), as follows (dollars in millions):

	Loss on accounts receivable securitization program		Other operating income (expense)
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2009		September 30, 2009
Total (losses) gains included in earnings	$(4)	$(17)	$5	$8
Changes in unrealized (losses) gains relating to assets still held at September 30, 2009	(2)	(4)	5	8

        The following liabilities were measured at fair value on a nonrecurring basis (dollars in millions):

		Fair Value Amounts Using
Description	Initial Recognition	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
2016 Senior Notes(3)	$425	$—	$—	$425
Term Loan C(3)	439	—	—	439

Total liabilities	$864	$—	$—	$864

(3)
In June 2009, these liabilities were measured at fair value upon initial recognition. These fair value amounts do not agree to the amounts recorded in the accompanying condensed consolidated balance sheets (unaudited) at September 30, 2009 due to the subsequent amortization of the discounts recorded on these debt instruments. We used primarily the income approach to determine the fair value of these instruments. Fair value represents the present value of estimated future cash flows calculated using interest rates that were available to us for issuance of debt with similar terms, adjusted for differences in remaining maturity using relevant debt yield curves.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$13	$17	$3	$—
Interest cost	36	38	3	3
Expected return on assets	(37)	(47)	—	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of actuarial loss	8	1	(3)	1
Special termination benefits	1	—	—	—

Net periodic benefit cost	$20	$8	$2	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$46	$55	$5	$2
Interest cost	106	116	7	7
Expected return on assets	(107)	(144)	—	—
Amortization of transition obligation	—	1	—	—
Amortization of prior service cost	(4)	(4)	(2)	(2)
Amortization of actuarial loss	25	3	(2)	2
Special termination benefits	2	—	—	—
Curtailment gain	(1)	—	—	—

Net periodic benefit cost	$67	$27	$8	$9

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$13	$17	$3	$—
Interest cost	36	38	3	3
Expected return on assets	(37)	(47)	—	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of actuarial loss	10	3	(3)	1
Special termination benefits	1	—	—	—

Net periodic benefit cost	$22	$10	$2	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$46	$55	$5	$2
Interest cost	106	116	7	7
Expected return on assets	(107)	(144)	—	—
Amortization of transition obligation	—	1	—	—
Amortization of prior service cost	(4)	(4)	(2)	(2)
Amortization of actuarial loss	30	8	(2)	2
Special termination benefits	2	—	—	—
Curtailment gain	(1)	—	—	—

Net periodic benefit cost	$72	$32	$8	$9

        During the nine months ended September 30, 2009 and 2008, we made contributions to our pension and other postretirement benefit plans of $115 million and $84 million, respectively. During the remainder of 2009, we expect to contribute an additional amount of $35 million to these plans.

12. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

5% MANDATORY CONVERTIBLE PREFERRED STOCK

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which was February 16, 2008. Accordingly, we

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY (Continued)

recorded dividends payable of $43 million and a corresponding charge to net loss attributable to Huntsman Corporation common stockholders during the year ended December 31, 2005. We paid the final dividend in cash on February 16, 2008. Also on February 16, 2008, the mandatory convertible preferred stock converted, pursuant to its terms, into 12,082,475 shares of our common stock.

COMMON STOCK DIVIDENDS

        On March 31, 2009, June 30, 2009 and September 30, 2009, we paid cash dividends of approximately $24 million each, or $0.10 per share each, to common stockholders of record as of March 16, 2009, June 15, 2009 and September 15, 2009, respectively. On March 31, 2008, June 30, 2008 and September 30, 2008, we paid cash dividends of approximately $23 million each, or $0.10 per share each, to common stockholders of record as of March 14, 2008, June 16, 2008 and September 15, 2008, respectively.

13. OTHER COMPREHENSIVE INCOME (LOSS)

Huntsman Corporation

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended		Nine Months Ended
	September 30, 2009	December 31, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Foreign currency translation adjustments, net of tax of $12 and $16 as of September 30, 2009 and December 31, 2008, respectively	$272	$204	$28	$(162)	$68	$(44)
Pension and other postretirement benefits adjustments net of tax of $152 and $158 as of September 30, 2009 and December 31, 2008, respectively	(693)	(713)	9	—	20	—
Other comprehensive income (loss) of unconsolidated affiliates	6	9	—	—	(3)	—
Other, net	5	4	1	(1)	1	(2)

Total	(410)	(496)	38	(163)	86	(46)
Amounts attributable to noncontrolling interests	6	7	(1)	—	(1)	—

Amounts attributable to Huntsman Corporation	$(404)	$(489)	$37	$(163)	$85	$(46)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Huntsman International

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended		Nine Months Ended
	September 30, 2009	December 31, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Foreign currency translation adjustments, net of tax of $(1) and $3 as of September 30, 2009 and December 31, 2008, respectively	$270	$202	$27	$(162)	$68	$(43)
Pension and other postretirement benefits adjustments net of tax of $185 and $193 as of September 30, 2009 and December 31, 2008, respectively	(747)	(771)	11	2	24	4
Other comprehensive income (loss) of unconsolidated affiliates	6	9	—	—	(3)	—
Other, net	—	(1)	1	(2)	1	(3)

Total	(471)	(561)	39	(162)	90	(42)
Amounts attributable to noncontrolling interests	6	7	(1)	—	(1)	—

Amounts attributable to Huntsman International LLC	$(465)	$(554)	$38	$(162)	$89	$(42)

        Items of other comprehensive income (loss) of our Company and our unconsolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

14. COMMITMENTS AND CONTINGENCIES

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through September 30, 2009.

        During each of the nine months ended September 30, 2009 and September 30, 2008, we did not settle any Discoloration Claims. The two Discoloration Claims unresolved as of September 30, 2009 asserted aggregate damages of €34 million (approximately $50 million). An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than nine years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of September 30, 2009 for costs associated with unasserted Discoloration Claims.

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

	Nine months ended September 30,
	2009	2008
Unresolved at beginning of period	1,140	1,192
Tendered during period	13	18
Resolved during period(1)	14	66
Unresolved at end of period	1,139	1,144

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

        We have never made any payments with respect to these cases. As of September 30, 2009, we had an accrued liability of $16 million relating to these cases and a corresponding receivable of $16 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2009.

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

	Nine months ended September 30,
	2009	2008
Unresolved at beginning of period	43	39
Filed during period	1	4
Resolved during period	3	1
Unresolved at end of period	41	42

        We did not pay any settlement costs for asbestos exposure cases that are not subject to indemnification during the nine months ended September 30, 2009 and 2008. As of September 30, 2009, we had an accrued liability of $225,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2009.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Antitrust Matters

        We have been named as a defendant in civil antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow, and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("polyether polyol products") sold in the U.S. in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, pending in the United States District Court, District of Kansas. The Kansas court has ruled that plaintiffs may prosecute the Polyether Polyols cases on behalf of a class of all direct purchasers of polyether polyol products in the U.S. Bayer has entered into a settlement with the plaintiffs' class and has been dismissed as a defendant. Merits discovery is underway, and trial, previously set for May 3, 2011, is scheduled to begin October 24, 2011.

        We and the other Polyether Polyol defendants (excluding Bayer) have also been named as defendants in two civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in MDL No. 1616. These cases have been brought by 12 groups of affiliated companies, 73 plaintiffs in all, who allege that between 1994 and 2006 inclusive the Polyether Polyol defendants conspired to fix the prices of polyether polyol products sold in the U.S. and abroad in violation of the Sherman Act, similar laws of several U.S. states, and the laws of the European Union and certain of its member states. We and the other defendants moved to dismiss the opt-out complaints. The Court partially granted the motion to dismiss state law claims and the claims outside the class period. Subsequently, the plaintiffs filed amended complaints and we and the other defendants have again filed motions to dismiss their claims outside the class period. Our motion to dismiss certain claims under the laws of the European Union has not been decided.

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

MTBE Litigation

        We are named as a defendant in 18 lawsuits pending in litigation filed between March 23, 2007 and June 24, 2009 in New York federal and state courts alleging liability related to MTBE contamination in groundwater. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, were named as defendants in these and many other cases that were pending in U.S. courts. The plaintiffs in the 18 cases in which we are named are municipal water districts, a regional water supply authority, and municipal corporations that claim that defendants' conduct has caused MTBE contamination of their groundwater. Four cases are pending in the U.S. District court for the Southern District of New York and 14 are pending in the Supreme Court of the state of New York, nine in Nassau county and five in Suffolk county. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. Together with other defendants, we have filed motions to dismiss all of the state court cases. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases and therefore we have not accrued a liability for these claims. We believe that our liability in these cases, if any, would likely be covered, at least in part, by insurance and/or by indemnity agreements with prior owners.

Shareholder Litigation

        From July 5 to July 13, 2007, four putative shareholder class action complaints were filed against our Company and our directors alleging breaches of fiduciary duty in connection with our then-proposed sale to Basell and the receipt of a superior proposal from Hexion. Three actions were filed in Delaware: Cohen v. Archibald, et al., No. 3070, in the Court of Chancery for the State of Delaware (filed July 5, 2007); Augenstein v. Archibald, et al., No. 3076, in the Court of Chancery for

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

the State of Delaware (filed July 9, 2007); and Murphy v. Huntsman, et al., No. 3094, in the Court of Chancery for the State of Delaware (filed July 13, 2007). Another action was filed in Texas Schwoegler v. Huntsman Corporation, et al., Cause No. 07-07-06993-CV, in the 9th Judicial District Court of Montgomery County, Texas (filed July 6, 2007). As subsequently amended, these lawsuits together allege that we and our directors breached fiduciary duties to the stockholders by, among other things, engaging in an unfair sales process, approving an unfair price per share for the Hexion Merger, and making inadequate disclosures to stockholders, and that Basell, Hexion and MatlinPatterson entities aided and abetted these breaches of fiduciary duty. The lawsuits sought to enjoin the stockholder vote on the Hexion Merger.

        On September 20, 2007, we entered into a Memorandum of Understanding with plaintiffs' counsel in the Delaware and Texas actions to settle these four lawsuits. As part of the proposed settlement, the defendants denied all allegations of wrongdoing, but we agreed to make certain additional disclosures in the final proxy statement that was mailed to our stockholders on or about September 14, 2007. In connection with the settlement, the parties also reached an agreement with respect to any application that the plaintiffs' counsel would have made for an award of customary attorneys' fees and expenses to be paid following the completion of the Hexion Merger.

        The Memorandum of Understanding is now null and void and of no force and effect because the Hexion Merger was not consummated. The Texas action has been voluntarily dismissed, but there have been no further developments in the Delaware actions at this time.

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and International Risk Insurance Company ("IRIC"), our captive insurer, in the United States District Court for the Southern District of Texas, by seventeen reinsurance companies (the "Reinsurers") that reinsure risks under the property insurance policy issued by IRIC to our Company (the "Policy") for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action sought to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. On September 26, 2008, the court denied motions to dismiss filed by our Company and IRIC, ordering the parties to engage in a short period of discovery on the issue of arbitrability. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the United States District Court for the Eastern District of Texas. Some of the Reinsurers filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the United States District Court for the Southern District of Texas in order to consolidate the two actions. We filed a motion to remand that action to the state court and opposition to the Reinsurers' motions in that action. On April 23, 2008, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court for the Southern District of Texas. On September 26, 2008, the court denied our motion to remand that suit to the state court in which it was filed.

        Pursuant to a December 29, 2008 agreement among the parties to the actions referenced above: (1) a mediation was scheduled for February 24-25, 2009, (2) if the disputes were not fully resolved in

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

mediation, the parties would submit all coverage and quantum issues to a three-arbitrator panel in the second half of 2009, with a binding award to be entered by September 30, 2009, (3) the Reinsurers paid an additional $40 million on our claim on December 29, 2008 and agreed that all monies paid by the participating Reinsurers on the claim to date are nonrefundable, (4) we waived our noncontractual claims against the Reinsurers, (5) the first action referenced above is stayed pending final resolution and entry of judgment, and (6) the second action referenced above has been dismissed. Because the non-binding mediation was not successful, we and the Reinsurers have now agreed to participate in binding arbitration which began on November 2, 2009. Reinsurers responsible for a small percentage of our remaining claim were not parties to the two lawsuits and are not parties to the agreement; thus we may need to pursue actions against them separately for their pro rata shares of the unpaid claim. We have paid our deductible on the claim of $60 million and have been paid $365 million to date by the Reinsurers. As of September 30, 2009, we have claimed an additional approximately $242 million plus interest as presently due and owing and unpaid under the Policy for losses caused by the fire. For more information, see "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2009 and 2008, our capital expenditures for EHS matters totaled $28 million and $39 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Australian (Victorian) EPA due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. On March 31, 2009, we submitted the required Site Remediation Action Plan to the agency which proposed additional investigation and remediation method trials. We can provide no assurance that the EPA will agree with our proposed plan, will not seek to institute additional requirements for the site or that costs associated with the clean up will not be material. Additionally, on September 8, 2009, we announced a decision to close this facility in early 2010. In connection with this announcement, we recorded a $30 million liability related to estimated environmental remediation costs at this site.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon requirements placed upon the company by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $42 million and $7 as of September 30, 2009 and December 31, 2008, respectively. Of these amounts, $11 million and $4 million were classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of September 30, 2009 and December 31, 2008,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

respectively, and $31 and $3 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets (unaudited) as of September 30, 2009 and December 31, 2008, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorisation of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the European Economic Area (EEA) more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals where there are no suitable alternatives substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances purchased or manufactured in or imported into the EEA. Our pre-registration REACH compliance began on June 1, 2008, utilizing internal resources at nominal expense, and we met all chemical pre-registration requirements by the November 30, 2008 regulatory deadline. We are currently proceeding with the registration of the high-volume and high-priority chemicals under the program, which are due for registration by November 30, 2010. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $2 million and $3 million during the years ended December 31, 2008 and 2007, respectively, on REACH compliance.

GREENHOUSE GAS REGULATION

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change, there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas ("GHG") emissions. For example, Australia recently proposed its Carbon Pollution Reduction Scheme, which may impact our Australian operations and program implementation is currently scheduled for 2011. In addition, although the U.S. is not a signatory to the Convention, several states are implementing their own GHG regulatory programs, and a federal program in the U.S. is likely for the future. Draft U.S. federal legislation and the recent U.S. EPA Clean Air Act

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

endangerment findings for carbon dioxide have focused corporate attention on the eventuality of measuring and reporting of GHG emissions for operations in the U.S. The U.S. EPA has also recently proposed mandatory GHG reporting requirements for U.S. sources in excess of 25,000 tons. Final details of a comprehensive U.S. GHG management approach is, as yet, uncertain. Nevertheless, we are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

CHEMICAL SECURITY

        The Department of Homeland Security ("DHS") issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in designated quantities on the Appendix A list were required to submit a "Top Screen" to DHS in 2008. A Top Screen is a questionnaire completed by a facility having Chemicals of Interest in designated threshold quantities. In early 2008, we submitted Top Screens for all of our covered facilities. After reviewing the Top Screens, DHS determined that some of our sites were "High Risk" facilities. As a result, we were required to perform Security Vulnerability Assessments ("SVAs") at the High Risk sites. The SVAs were completed and sent to DHS during the fourth quarter of 2008. Based on their assessment of the SVAs, we received notice from DHS that one of our sites was elevated to a higher security tier. We are currently awaiting the final risk ranking of the other three sites from the DHS. Sites which are considered High Risk after the DHS assessment will be required to develop Site Security Plans (SSPs) based on a list of DHS risk-based performance standards. We are unable to determine the cost of security enhancements at our High Risk sites until the SSPs are developed. We anticipate this phase of the rule to be completed by year-end 2009. We believe that security upgrades to the tier-elevated site will be required; however we do not know what these required updates will be and thus cannot reasonably estimate associated costs at this time, but we do not anticipate that they will be material. Additionally, on November 26, 2008, the Transportation Safety Administration of the DHS published a final rule regarding "rail security sensitive materials" that are received at or shipped from facilities. We have two sites that are subject to this new rule, but at this time do not anticipate that the costs to comply will be material.

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

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in more than 150 cases in U.S. courts that allege MTBE contamination in groundwater. Many of these cases were settled after the parties engaged in mediation supervised by a court-appointed special settlement master. Beginning in March 2007 and continuing through June 24, 2009, we have been named as a defendant in 18 of these lawsuits. For more information, see "Note 14. Commitment and Contingencies—Legal Matters—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

16. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. We were authorized to grant up to 21.6 million shares under the Stock Incentive Plan. As of September 30, 2009, we had 2.7 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. STOCK-BASED COMPENSATION PLANS (Continued)

        The compensation cost under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Huntsman Corporation
Compensation cost	$5	$5	$14	$16
Huntsman International
Compensation cost	$5	$5	$10	$16

        The total income tax benefit recognized in the statements of operations for each of our Company and Huntsman International for stock-based compensation arrangements was $4 million and $5 million for the nine months ended September 30, 2009 and 2008, respectively.

STOCK OPTIONS

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Dividend yield	5.2%	NA	15.4%	NA
Expected volatility	70.8%	NA	70.4%	NA
Risk-free interest rate	2.9%	NA	2.5%	NA
Expected life of stock options granted during the period	6.6 years	NA	6.6 years	NA

        During the three and nine months ended September 30, 2008, no stock options were granted.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of our stock option activity under the Stock Incentive Plan as of September 30, 2009 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2009	6,135	$21.33
Granted	6,537	2.61
Exercised	—	—
Forfeited	(695)	13.31

Outstanding at September 30, 2009	11,977	11.58	8.0	$41

Exercisable at September 30, 2009	5,353	21.42	6.3	—

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2009 was $0.50 per option. As of September 30, 2009, there was $4 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

        During the nine months ended September 30, 2009 and 2008 no stock options were exercised.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of our nonvested shares activity as of September 30, 2009 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2009	930		$22.62	171	$22.82
Granted	3,317		2.59	1,869	2.66
Vested	(477	)(1)	20.02	(73)	22.31
Forfeited	(157)		8.14	(64)	6.29

Nonvested at September 30, 2009	3,613	(1)	5.20	1,903	3.60

(1)
As of September 30, 2009, a total of 263,399 restricted stock units were vested, of which 249,233 vested during the nine months ended September 30, 2009. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. STOCK-BASED COMPENSATION PLANS (Continued)

        As of September 30, 2009, there was $26 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The value of share awards that vested during the nine months ended September 30, 2009 and 2008 was $11 million and $13 million, respectively.

17. CASUALTY LOSSES AND INSURANCE RECOVERIES

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold in November 2007) experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the operations at the site were shutdown until the fourth quarter of 2007. The Port Arthur manufacturing plant was covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60 million.

        Through September 30, 2009, we received partial recovery advances on this loss totaling $365 million. We have claimed an additional approximately $242 million plus interest as of September 30, 2009 as presently due and owing and unpaid under the insurance policy for losses caused by the fire. On December 29, 2008, we reached a partial settlement with certain of the reinsurers whereby we received a partial claim reimbursement of $40 million (which is included in the total partial recovery advances of $365 million) and we and the reinsurers agreed to dismiss all legal suits arising from this insured loss and to participate in non-binding mediation in February 2009. Because the non-binding mediation was not successful, we and the reinsurers have agreed to participate in binding arbitration that began on November 2, 2009. Future collections on this insured loss, if any, will represent additional income for us upon final settlement and will be used to repay secured debt in accordance with relevant provisions of our debt agreements. For more information, see "Note 14. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation."

18. (EXPENSES) INCOME ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION

        On July 12, 2007, we entered into an Agreement and Plan of Merger with Hexion and one of its subsidiaries (the "Hexion Merger Agreement"). On June 18, 2008, Hexion, Apollo and certain of their affiliates filed an action in Delaware Chancery Court seeking to terminate the Hexion Merger. We countersued Hexion and Apollo in the Delaware Chancery Court and filed a separate action against Apollo and certain of its affiliates in the District Court of Montgomery County, Texas. On December 13, 2008, we terminated the Hexion Merger Agreement and, on December 14, 2008, we entered into the Apollo Settlement Agreement. Pursuant to the Apollo Settlement Agreement, Hexion and certain Apollo affiliates have paid us an aggregate amount of $1 billion.

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas against the Banks (the "Texas Bank Litigation"). On June 23, 2009, we filed a Current Report on

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. (EXPENSES) INCOME ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION (Continued)

Form 8-K with respect to our entering into an Agreement of Compromise and Settlement dated June 22, 2009 with the Banks (the "Texas Bank Litigation Settlement Agreement"). The Texas Bank Litigation was dismissed with prejudice on June 23, 2009. In accordance with the Texas Bank Litigation Settlement Agreement, the Banks paid us a cash payment of $632 million, purchased from Huntsman International the 2016 Senior Notes in the aggregate principal amount of $600 million, and provided Huntsman International with Term Loan C in the principal amount of $500 million. The 2016 Senior Notes and Term Loan C were recorded at a combined fair value of $864 million. Accordingly, we recognized a gain of $868 million in connection with the Texas Bank Litigation Settlement Agreement.

        During the three months ended September 30, 2009, we recorded $2 million of legal fees related to the Texas Bank Litigation and, during the nine months ended September 30, 2009, we reported income of $835 million related principally to the gain recognized in connection with the Texas Bank Litigation Settlement Agreement, offset in part by legal fees and employee retention bonuses. During the three and nine months ended September 30, 2008, we incurred $26 million and $35 million, respectively, of expenses associated with the Terminated Merger related primarily to professional fees and board of directors fees.

19. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdictional basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. During the first quarter of 2009, we established a valuation allowance of $146 million on the U.K. net deferred tax assets, primarily as a result of a recent history of operating losses that became a cumulative loss in the first quarter of 2009.

        On April 12, 2007, we received a Revenue Agent Report from the Internal Revenue Service ("IRS") related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. However, on January 5, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item. As a result of the settlement of this audit cycle and the effective settlement of two uncertain tax positions in other countries, during the nine months ended September 30, 2008, we recorded a decrease in unrecognized tax benefits with a corresponding income tax benefit of approximately $18 million.

        On September 7, 2009, we announced the closure of our Australian styrenics operations. For more information, see "Note 1. General—Recent Developments—Closure of Australian Styrenics Operations." U.S. tax law provides for a tax return deduction on investments that are deemed "worthless" for U.S. tax purposes. We believe that the investments in our Australian styrenics business are worthless for U.S. tax purposes. Therefore, we recorded a net tax benefit of $69 million related to the cumulative investments in our Australian styrenics business during the nine months ended

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. INCOME TAXES (Continued)

September 30, 2009. As a result, we do not expect to make any additional U.S. federal estimated tax payments during the remainder of 2009.

HUNTSMAN CORPORATION

        We recorded discrete tax expense of $309 million for the nine months ended September 30, 2009 related to the net $835 million of income related to the Texas Bank Litigation Settlement Agreement, discrete tax benefit of $69 million related to the worthless stock deduction for the investment in our Australian styrenics business, and we recorded a valuation allowance of $146 million in the first quarter of 2009 against the net deferred tax assets in the U.K. We recorded a discrete tax benefit of $18 million in the first quarter of 2008 due to a decrease in unrecognized tax benefits for the effective settlement of examinations. Excluding these items, we recorded income tax expense of $63 million for the nine months ended September 30, 2009 and income tax expense of $60 million for the nine months ended September 30, 2008. Despite increased pre-tax losses, our tax expense increased (net of these items) primarily due to pre-tax losses in jurisdictions where we do not record a tax benefit due to valuation allowances. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

HUNTSMAN INTERNATIONAL

        Huntsman International recorded discrete tax benefit of $69 million for the nine months ended September 30, 2009 related to the worthless stock deduction for the investment in our Australian styrenics business, and recorded a valuation allowance of $156 million in the first quarter of 2009 due to the establishment of a valuation allowance against the net deferred tax assets in the U.K. Huntsman International recorded a discrete tax benefit of $18 million in the first quarter of 2008 due to a decrease in unrecognized tax benefits for the effective settlement of examinations. Excluding these items, Huntsman International recorded income tax expense of $48 million for the nine months ended September 30, 2009 and income tax expense of $65 million for the nine months ended September 30, 2008. The decrease in income tax expense (net of these items) was primarily due to a decrease in pre-tax operating earnings, including amounts in jurisdictions where we do not record a tax benefit due to valuation allowances. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

20. DISCONTINUED OPERATIONS

        On November 5, 2007, we completed the sale of our former U.S. base chemicals business ("2007 U.S. Base Chemicals Disposition"). This disposition included our former olefins manufacturing assets located at Port Arthur, Texas. The captive ethylene unit at the retained Port Neches, Texas site of our Performance Products segment operations was not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units. The EBITDA of the former U.S. base chemicals business was reported in our former Base Chemicals segment and has been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. DISCONTINUED OPERATIONS (Continued)

        On August 1, 2007 we completed the sale of our former North American polymers business assets. This disposition included our former polymers manufacturing assets located at four U.S. sites: Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. In accordance with the amended and restated asset purchase agreement with Flint Hills Resources, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007. The EBITDA of the North American polymers business was reported in our former Polymers segment and has been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited).

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

        During the three and nine months ended September 30, 2009, we recorded an after tax loss from discontinued operations of $2 million each related primarily to the revaluation of outstanding product exchange liabilities associated with our former base chemicals business and legal fees related to the arbitration of the insurance claims on the 2006 fire at our former Port Arthur, Texas olefins manufacturing plant. During the three months ended September 30, 2008, we recorded after tax income from discontinued operations of $1 million related principally to sales and use tax settlements and post-closing adjustments associated with our former base chemicals and polymers businesses. During the nine months ended September 30, 2008, we recorded after tax income from discontinued operations of $5 million related primarily to sales tax settlements associated with our former base chemicals business.

21. NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects potential dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised or converted. On December 23, 2008, we issued the Convertible Notes in an aggregate principal amount of $250 million that are convertible into common stock at a conversion price of $7.857 per share, subject to certain anti-dilution adjustments. On February 16, 2008, our previously outstanding mandatory convertible preferred stock converted into 12,082,475 shares of our common stock.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. NET INCOME (LOSS) PER SHARE (Continued)

        Basic and diluted income (loss) per share is determined using the following information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Basic and diluted (loss) income from continuing operations:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(66)	$(22)	$50	$(4)
Convertible notes interest expense, net of tax	—	—	—	—

(Loss) income from continuing operations attributable to Huntsman Corporation and assumed conversion	$(66)	$(22)	$50	$(4)

Basic and diluted net (loss) income:
Net (loss) income attributable to Huntsman Corporation	$(68)	$(20)	$48	$11
Convertible notes interest expense, net of tax	—	—	—	—

Net (loss) income attributable to Huntsman Corporation and assumed conversion	$(68)	$(20)	$48	$11

Shares (denominator):
Weighted average shares outstanding	234.0	233.6	233.9	231.4
Dilutive securities:
Stock-based awards	—	—	4.2	—
Convertible notes conversion	—	—	—	—
Preferred stock conversion	—	—	—	—

Total dilutive shares outstanding assuming conversion	234.0	233.6	238.1	231.4

        Additional stock-based awards of 17.7 million and 7.4 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2009 and 2008, respectively, and additional stock-based awards of 6.5 million and 7.4 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2009 and 2008, respectively. The preferred stock would have had a weighted average effect of 2.0 million shares of common stock for the nine months ended September 30, 2008. In addition, the Convertible Notes would have converted into 31.8 million shares of common stock and interest expense, net of tax, of $5 million and $14 million would have been included as an adjustment to the numerator of the diluted (loss) income per share calculation for the three months and nine months ended September 30, 2009, respectively. However, these stock-based awards, the potential effect of the preferred stock conversion, and the assumed conversion of the Convertible Notes were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two separate segments—our Advanced Materials segment and our Textile Effects segment. All segment information for prior periods has been restated to reflect this change. We have reported our operations through five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. In a series of transactions completed in 2006 and 2007, we sold substantially all of our Polymers and Base Chemicals operations and have reported the results from these businesses in discontinued operations. For more information, see "Note 20. Discontinued Operations." We have organized our business and derived our operating segments around differences in product lines.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Advanced Materials	epoxy and other resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives and tooling resin formulations
Textile Effects	textile chemicals and dyes
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Pigments	titanium dioxide
Corporate and Other(1)	styrene

(1)
On September 7, 2009, we announced the closure of our styrenics facility located in West Footscray, Australia. For more information, see "Note 1. General—Recent Developments—Closure of Australian Styrenics Operations."

        Sales between segments are transacted at amounts intended to reflect external market prices and are eliminated in consolidation. We use EBITDA to measure the financial performance of our global business units and for reporting the results of our operating segments. This measure includes all operating items relating to the businesses. The EBITDA of operating segments excludes items that

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

principally apply to our Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales:
Polyurethanes	$869	$1,096	$2,164	$3,259
Advanced Materials	273	385	785	1,191
Textile Effects	173	229	504	734
Performance Products	540	741	1,522	2,097
Pigments	262	280	712	886
Corporate and Other	33	44	67	127
Eliminations	(42)	(44)	(87)	(127)

Total	$2,108	$2,731	$5,667	$8,167

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$137	$89	$249	$369
Advanced Materials	29	42	38	128
Textile Effects	(25)	4	(56)	7
Performance Products	82	81	200	185
Pigments	4	15	(51)	33
Corporate and Other(2)	(116)	(68)	635	(185)

Subtotal	111	163	1,015	537
Discontinued Operations(3)	(4)	2	(4)	8

Total	107	165	1,011	545
Interest expense, net	(65)	(69)	(178)	(199)
Income tax expense—continuing operations	—	(17)	(449)	(42)
Income tax benefit (expense)—discontinued operations	2	(1)	2	(3)
Depreciation and amortization	(112)	(98)	(338)	(290)

Net (loss) income attributable to Huntsman Corporation	$(68)	$(20)	$48	$11

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

	September 30, 2009	December 31, 2008
Total Assets:
Polyurethanes	$4,537	$4,442
Advanced Materials	1,460	1,308
Textile Effects	699	750
Performance Products	2,112	2,313
Pigments	1,349	1,474
Corporate and Other(2)	(1,447)	(2,229)

Total	$8,710	$8,058

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$137	$89	$249	$369
Advanced Materials	29	42	38	128
Textile Effects	(25)	4	(56)	7
Performance Products	82	81	200	185
Pigments	4	15	(51)	33
Corporate and Other(2)	(114)	(43)	(196)	(155)

Subtotal	113	188	184	567
Discontinued Operations(3)	(4)	2	(4)	8

Total	109	190	180	575
Interest expense, net	(64)	(68)	(177)	(199)
Income tax benefit (expense)—continuing operations	19	(19)	(135)	(47)
Income tax benefit (expense)—discontinued operations	2	(1)	2	(3)
Depreciation and amortization	(107)	(92)	(321)	(273)

Net (loss) income attributable to Huntsman International LLC	$(41)	$10	$(451)	$53

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

	September 30, 2009	December 31, 2008
Total Assets:
Polyurethanes	$4,537	$4,442
Advanced Materials	1,460	1,308
Textile Effects	699	750
Performance Products	2,112	2,313
Pigments	1,349	1,474
Corporate and Other(2)	(2,289)	(2,863)

Total	$7,868	$7,424

(1)
Segment EBITDA is defined as net (loss) income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and Other items.

(2)
Corporate and Other includes the results of our Australian styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, income (expenses) associated with the Terminated Merger and related litigation, loss on early extinguishment of debt, income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense.

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

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008. There are no contractual restrictions limiting transfers of cash from Huntsman International's guarantors to Huntsman International. Each Huntsman International guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$618	$2	$168	$—	$788
Restrictred cash	—	—	7	—	7
Accounts and notes receivables, net	24	126	1,004	—	1,154
Accounts receivable from affiliates	1,263	1,983	64	(3,278)	32
Inventories	58	153	907	(5)	1,113
Prepaid expenses	14	43	29	(28)	58
Deferred income taxes	9	—	18	(9)	18
Other current assets	40	5	101	(24)	122

Total current assets	2,026	2,312	2,298	(3,344)	3,292
Property, plant and equipment, net	445	913	2,037	2	3,397
Investment in affiliates	4,287	1,057	115	(5,196)	263
Intangible assets, net	88	4	44	—	136
Goodwill	(19)	84	33	(4)	94
Deferred income taxes	169	66	133	(57)	311
Notes receivables from affiliates	61	998	9	(1,059)	9
Other noncurrent assets	45	133	188	—	366

Total assets	$7,102	$5,567	$4,857	$(9,658)	$7,868

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$27	$158	$535	$—	$720
Accounts payable to affiliates	1,680	783	858	(3,278)	43
Accrued liabilities	103	114	460	(52)	625
Deferred income tax	21	15	10	(10)	36
Note payable to affiliate	25	—	—	—	25
Current portion of debt	50	—	147	—	197

Total current liabilities	1,906	1,070	2,010	(3,340)	1,646
Long-term debt	3,684	12	96	—	3,792
Notes payable to affiliates	525	—	1,064	(1,059)	530
Deferred income taxes	44	—	66	—	110
Other noncurrent liabilities	185	171	658	(1)	1,013

Total liabilities	6,344	1,253	3,894	(4,400)	7,091

Equity
Huntsman International LLC members' equity:
Members' equity	3,111	4,453	2,046	(6,499)	3,111
Subsidiary preferred stock	—	—	1	(1)	—
(Accumulated deficit) retained earnings	(1,888)	(152)	(676)	828	(1,888)
Accumulated other comprehensive loss	(465)	13	(421)	408	(465)

Total Huntsman International LLC members' equity	758	4,314	950	(5,264)	758
Noncontrolling interests in subsidiaires	—	—	13	6	19

Total equity	758	4,314	963	(5,258)	777

Total liabilities and equity	$7,102	$5,567	$4,857	$(9,658)	$7,868

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$—	$3	$84	$—	$87
Restricted cash	—	—	5	—	5
Accounts and notes receivables, net	19	114	772	—	905
Accounts receivable from affiliates	350	1,819	38	(2,192)	15
Inventories	103	198	1,207	(8)	1,500
Prepaid expenses	14	29	21	(19)	45
Deferred income taxes	9	—	21	(9)	21
Other current assets	61	2	92	(56)	99

Total current assets	556	2,165	2,240	(2,284)	2,677
Property, plant and equipment, net	477	924	2,062	3	3,466
Investment in affiliates	4,883	1,367	118	(6,101)	267
Intangible assets, net	103	—	54	—	157
Goodwill	—	87	9	(4)	92
Deferred income taxes	168	9	273	(58)	392
Notes receivable from affiliates	319	1,470	9	(1,789)	9
Other noncurrent assets	47	145	172	—	364

Total assets	$6,553	$6,167	$4,937	$(10,233)	$7,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20	$175	$533	$—	$728
Accounts payable to affiliates	1,567	265	375	(2,191)	16
Accrued liabilities	91	155	389	(75)	560
Deferred income tax	—	35	10	(10)	35
Note payable to affiliate	423	—	—	—	423
Current portion of debt	39	—	166	—	205

Total current liabilities	2,140	630	1,473	(2,276)	1,967
Long-term debt	3,303	12	127	—	3,442
Notes payable to affiliates	—	282	1,513	(1,789)	6
Deferred income taxes	2	2	65	—	69
Other noncurrent liabilities	211	175	635	—	1,021

Total liabilities	5,656	1,101	3,813	(4,065)	6,505

Equity
Huntsman International LLC members' equity:
Members' equity	2,865	4,685	1,716	(6,401)	2,865
Subsidiary preferred stock	—	1	1	(2)	—
(Accumulated deficit) retained earnings	(1,414)	499	(111)	(388)	(1,414)
Accumulated other comprehensive income	(554)	(119)	(499)	618	(554)

Total Huntsman International LLC members' equity	897	5,066	1,107	(6,173)	897
Noncontrolling interests in subsidiaries	—	—	17	5	22

Total equity	897	5,066	1,124	(6,168)	919

Total liabilities and equity	$6,553	$6,167	$4,937	$(10,233)	$7,424

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$181	$575	$1,334	$—	$2,090
Related party sales	52	100	169	(303)	18

Total revenues	233	675	1,503	(303)	2,108
Cost of goods sold	167	537	1,368	(306)	1,766

Gross profit	66	138	135	3	342
Selling, general and administrative	27	30	157	—	214
Research and development	12	8	16	—	36
Other operating expense (income)	8	(18)	10	—	—
Restructuring, impairment and plant closing costs	1	—	61	—	62

Operating income (loss)	18	118	(109)	3	30
Interest (expense) income, net	(57)	9	(16)	—	(64)
Loss on accounts receivable securitization program	(1)	—	(2)	—	(3)
Equity in income (loss) of investment in affiliates and subsidiaries	25	(207)	2	179	(1)
Loss on early extinguishment of debt	(21)	—	—	—	(21)
Other expense	—	—	1	—	1

Loss from continuing operations before income taxes	(36)	(80)	(124)	182	(58)
Income tax (expense) benefit	(4)	23	—	—	19

Loss from continuing operations	(40)	(57)	(124)	182	(39)
Loss from discontinued operations, net of tax	(1)	(2)	1	—	(2)

Net loss	(41)	(59)	(123)	182	(41)
Net income attributable to noncontrolling interest	—	—	—	—	—

Net loss attributable to Huntsman International LLC	$(41)	$(59)	$(123)	$182	$(41)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$237	$757	$1,709	$—	$2,703
Related party sales	75	105	283	(435)	28

Total revenues	312	862	1,992	(435)	2,731
Cost of goods sold	262	773	1,778	(437)	2,376

Gross profit	50	89	214	2	355
Selling, general and administrative	33	37	162	(1)	231
Research and development	12	8	19	—	39
Other operating (income) expense	(35)	38	(19)	—	(16)
Restructuring, impairment and plant closing costs	—	—	3	—	3

Operating income	40	6	49	3	98
Interest (expense) income, net	(58)	29	(39)	—	(68)
Gain (loss) on accoutns receivable securitization program	2	(3)	(6)	—	(7)
Equity in income (loss) of investment in affiliates and subsidiaries	26	(7)	3	(19)	3
Other (expense) income	(1)	—	1	1	1

Income from continuing operations before income taxes	9	25	8	(15)	27
Income tax benefit (expense)	1	(15)	(5)	—	(19)

Income from continuing operations	10	10	3	(15)	8
Income from discontinued operations, net of tax	—	1	—	—	1

Income before extraordinary gain	10	11	3	(15)	9
Extraordinary gain on the acquisition of a business, net of tax	—	—	1	—	1

Net income	10	11	4	(15)	10
Net income attributable to noncontrolling interest	—	—	—	—	—

Net income attributable to Huntsman International LLC	$10	$11	$4	$(15)	$10

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$473	$1,553	$3,604	$—	$5,630
Related party sales	132	263	424	(782)	37

Total revenues	605	1,816	4,028	(782)	5,667
Cost of goods sold	499	1,450	3,750	(764)	4,935

Gross profit	106	366	278	(18)	732
Selling, general and administrative	83	95	425	—	603
Research and development	37	23	48	—	108
Other operating (income) expense	(19)	(33)	43	—	(9)
Restructuring, impairment and plant closing costs	7	2	130	—	139

Operating (loss) income	(2)	279	(368)	(18)	(109)
Interest (expense) income, net	(155)	29	(51)	—	(177)
Loss on accounts receivable securitization program	(4)	(3)	(6)	—	(13)
Equity in income of investment in affiliates and subsidiaries	(289)	(555)	5	840	1
Loss on early extinguishment of debt	(21)	—	—	—	(21)
Other (expense) income	(21)	—	1	21	1

Loss from continuing operations before income taxes	(492)	(250)	(419)	843	(318)
Income tax benefit (expense)	42	(38)	(139)	—	(135)

Loss from continuing operations	(450)	(288)	(558)	843	(453)
(Loss) income from discontinued operations, net of tax	(1)	(3)	2	—	(2)

Net loss	(451)	(291)	(556)	843	(455)
Net loss attributable to noncontrolling interest	—	—	4	—	4

Net loss attributable to Huntsman International LLC	$(451)	$(291)	$(552)	$843	$(451)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$687	$2,182	$5,216	$—	$8,085
Related party sales	291	321	862	(1,392)	82

Total revenues	978	2,503	6,078	(1,392)	8,167
Cost of goods sold	799	2,246	5,396	(1,386)	7,055

Gross profit	179	257	682	(6)	1,112
Selling, general and administrative	76	105	513	(1)	693
Research and development	38	23	57	—	118
Other operating (income) expense	(9)	6	—	—	(3)
Restructuring, impairment and plant closing costs	—	—	8	—	8

Operating income	74	123	104	(5)	296
Interest (expense) income, net	(175)	83	(107)	—	(199)
Gain (loss) on accounts receivable securitization program	6	(9)	(13)	—	(16)
Equity in income (loss) of investment in affiliates and subsidiaries	105	(12)	10	(93)	10
Other (expense) income	(7)	—	1	7	1

Income (loss) from continuing operations before income taxes	3	185	(5)	(91)	92
Income tax benefit (expense)	49	(78)	(18)	—	(47)

Income (loss) from continuing operations	52	107	(23)	(91)	45
Income (loss) from discontinued operations, net of tax	1	5	(1)	—	5

Income (loss) before extraordinary gain	53	112	(24)	(91)	50
Extraordinary gain on the acquisition of a business, net of tax	—	—	10	—	10

Net income (loss)	53	112	(14)	(91)	60
Net income attributable to noncontrolling interest	—	—	(7)	—	(7)

Net income (loss) attributable to Huntsman International LLC	$53	$112	$(21)	$(91)	$53

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$152	$114	$(39)	$—	$227

Investing activities:
Capital expenditures	(5)	(57)	(78)	—	(140)
Proceeds from sale of assets, net of adjustments	—	2	3	—	5
Acquisition of business	—	—	(31)	—	(31)
Investment in unconsolidated affiliates, net	(220)	(70)	19	271	—
Decrease in receivable from affiliate	8	—	—	—	8
Other, net	—	4	(2)	—	2

Net cash used in investing activities	(217)	(121)	(89)	271	(156)

Financing activities:
Net repayments under revolving loan facilities	—	—	(10)	—	(10)
Net borrowings of overdraft facilities	—	—	(14)	—	(14)
Net repayments of short-term debt	—	—	(25)	—	(25)
Repayments of long-term debt	(510)	—	(18)	—	(528)
Proceeds from long-term debt	864	—	10	—	874
Intercompany borrowings	—	—	(50)	50	—
Repayments of notes payable	(33)	—	(19)	—	(52)
Proceeds from notes payable	42	—	18	—	60
Repayments of note payable to affiliate	(403)	—	—	—	(403)
Proceeds from note payable to affiliate	529	—	—	—	529
Dividends paid to parent	(23)	—	—	—	(23)
Call premiums paid related to early extinguishment of debt	(14)	—	—	—	(14)
Contribution from parent, net	236	6	315	(321)	236
Debt issuance cost paid	(5)	—	—	—	(5)
Other, net	—	—	(1)	—	(1)

Net cash provided by financing activities	683	6	206	(271)	624

Effect of exchange rate changes on cash	—	—	6	—	6

Increase (decrease) in cash and cash equivalents	618	(1)	84	—	701
Cash and cash equivalents at beginning of period	—	3	84	—	87

Cash and cash equivalents at end of period	$618	$2	$168	$—	$788

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(152)	$369	$(155)	$—	$62

Investing activities:
Capital expenditures	(33)	(121)	(171)	—	(325)
Proceeds from sale of assets, net of adjustments	—	(28)	2	—	(26)
Investment in unconsolidated affiliates, net	(92)	(37)	—	92	(37)
Decrease in receivable from affiliates	(91)	(268)	—	268	(91)
Acquisiton of intangible assets	—	—	(9)	—	(9)
Other, net	—	—	(7)	—	(7)

Net cash used in investing activities	(216)	(454)	(185)	360	(495)

Financing activities:
Net borrowings under revolving loan facilities	358	—	12	—	370
Net repayments of overdraft facilities	—	—	(3)	—	(3)
Repayments of long-term debt	—	—	(7)	—	(7)
Proceeds from long-term debt	—	—	24	—	24
Intercompany borrowings	—	—	268	(268)	—
Repayments of notes payable	(33)	—	(2)	—	(35)
Proceeds from notes payable	34	—	6	—	40
Contribution from parent, net	—	81	11	(92)	—
Other, net	(2)	—	—	—	(2)

Net cash provided by financing activities	357	81	309	(360)	387
Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Decrease in cash and cash equivalents	(11)	(4)	(32)	—	(47)
Cash and cash equivalents at beginning of period	11	6	137	—	154

Cash and cash equivalents at end of period	$—	$2	$105	$—	$107

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part II. Item 1A. Risk Factors" in this report and in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. We had revenues for the nine months ended September 30, 2009 and 2008 of $5,667 million and $8,167 million, respectively.

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

Outlook

        During the third quarter of 2009, we saw improved demand in all of our divisions and remain encouraged by our monthly year-over-year order pattern. We continue to see the positive results of decisions made over the past three years to expand our Asian operations and focus on more differentiated chemistry while divesting of our commodity chemicals and plastics. This geographic expansion has allowed us to take advantage of markets less affected by the ongoing global recession. Our focus on costs, pricing and working capital has allowed our operating results to steadily improve throughout the year. We are cautiously optimistic that the economic recovery will continue.

        Our liquidity significantly improved in the nine months ended September 30, 2009 as a result of the Texas Bank Litigation settlement and our ongoing efforts to manage working capital. Our previously announced program to reduce fixed costs by more than $150 million is progressing on target. For more information, see "—Liquidity and Capital Resources" below.

RECENT DEVELOPMENTS

2009 Cost Reduction Initiatives

        On January 22, 2009, we announced a company-wide initiative to reduce costs across all of our divisions and functions. Including steps taken during the fourth quarter of 2008, we expect to reduce our full-time employees by approximately 1,250 positions or 10% by year-end 2009. We further expect to reduce the number of full-time contractors working in our businesses by an additional 490 positions. Together, we expect these reductions to result in operating cost savings of approximately $150 million.

        As part of this initiative, our Board of Directors approved and, on January 22, 2009, we announced plans to close our titanium dioxide plant located in Grimsby, U.K. The Grimsby plant is our Pigments segment's oldest and least efficient manufacturing plant and had an annual production capacity of 40,000 tons of titanium dioxide. The plant, which had a net book value of approximately $32 million at December 31, 2008, ceased pigment production during the first quarter of 2009. Approximately 200 full-time employees and contractors worked at the plant. Annual operating cost savings resulting from the plant's closure is expected to be approximately $28 million.

"Stalking Horse" Bid To Acquire Tronox

        On August 28, 2009, we entered into the Tronox Purchase Agreement, pursuant to which our wholly owned subsidiaries, Huntsman Pigments LLC and Huntsman Australia R&D Company Pty Ltd, agreed to acquire certain assets of Tronox under Section 363 of Chapter 11 of the United States Bankruptcy Code as well as certain assets and equity interest, including working capital, of Tronox's foreign subsidiaries, for an aggregate purchase price of approximately $415 million. We intend to finance approximately fifty percent of the purchase price with debt. The assets to be acquired in connection with the Tronox Transaction include:

  •
  Titanium dioxide facilities in the United States (excluding Savannah, Georgia) and The Netherlands;

  •
  A 50% joint venture interest in another titanium dioxide facility in Australia and associated mining and other operations; and

  •
  Electrolytic production facilities in the United States.

        Tronox's joint venture partner in Australia, Exxaro Resources Limited, has agreed to waive contractual restrictions on the transfer of Tronox's joint venture interests to us, including applicable right of first refusal and change of control rights, in the event we are approved by the bankruptcy court as the buyer.

        The Tronox Purchase Agreement is subject to approval by the United States Bankruptcy Court for the Southern District of New York, in which the bankruptcy cases of Tronox Incorporated and 14 of its subsidiaries under Chapter 11 of the United States Bankruptcy Code are being jointly administered as In re Tronox Corporation, et al., Case No. 09-10156 (ALG). We entered into the Tronox Purchase Agreement as a "stalking horse" bidder, and the Tronox Transaction is subject to Tronox's solicitation of higher or otherwise better offers pursuant to specified bidding procedures and an auction process to be conducted under supervision of the bankruptcy court. We made a $12 million refundable deposit toward the purchase price on the date of the execution of the Tronox Purchase Agreement and, to date, we have incurred $8 million in costs related to the Tronox Transaction. On September 16, 2009, the bankruptcy court approved the bidding procedures and granted certain benefits and bid protections to us in our role as "stalking horse" bidder, including expense reimbursement up to $3 million. We have the option to amend our bid should another bidder submit an offer that is greater than our bid described above. A decision to amend our bid will not be made unless and until a superseding bid is made. Under the bidding procedures order, other potential bidders must, among other things, submit an irrevocable offer and a $15.45 million good faith deposit on or before December 1, 2009. On November 2, 2009, we announced that the waiting period under the HSR Act has expired, which is a requirement to close on the Tronox Transaction.

        The Tronox Transaction is also subject to the satisfaction of various conditions specified in the Tronox Purchase Agreement. We can provide no assurance as to if or when the Tronox Transaction will close; moreover, if the Tronox Transaction does not close, we can provide no assurance that we will receive all or part of any refundable deposit or expense reimbursement.

Closure of Australian Styrenics Operations

        On September 7, 2009, we announced that we will close our styrenics facility located at West Footscray, Australia. We expect to cease operation of the West Footscray styrene plant at or near year end 2009, with subsequent closure of our polystyrene and expandable polystyrene plants in early 2010. During the third quarter of 2009, we recorded closure costs of approximately $55 million ($25 million primarily in severance and a $30 million preliminary estimate of environmental remediation costs) and expect to incur other closure related costs of approximately $15 million in 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. Products produced at the site represent less than 2% of our 2008 global sales. Our styrenics operations posted an operating loss of approximately $29 million in 2008. Our other operations in Australia, including our RMAX® expandable polystyrene business, Performance Products, Polyurethanes, Textile Effects and Advanced Materials divisions, are not affected by the announcement and will continue to operate in Australia.

Securitization of Accounts Receivable

        As of September 30, 2009, our existing A/R Securitization Program consisted of commercial paper conduit programs with a committed amount of approximately $575 million (U.S. dollar equivalents). As of September 30, 2009, the underlying effective capacity of the program was $402 million. As of September 30, 2009, the receivables trust under our existing A/R Securitization Program had $258 million in U.S. dollar equivalents (comprised of $55 million and approximately €139 million ($203 million)) in commercial paper outstanding.

        Our existing A/R Securitization Program was scheduled to mature on November 12, 2009. On October 16, 2009, we entered into a Termination and Release Agreement, pursuant to which we terminated our existing A/R Securitization Program and replaced it with the U.S. and European programs. At that time, the receivables trust repaid the entire balance of commercial paper outstanding under our existing A/R Securitization Program using proceeds received from the new programs. For more information, see "—Liquidity and Capital Resources—Off-Balance Sheet Arrangements—Receivables Securitization" below.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (unaudited) (dollars in millions):

Huntsman Corporation

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2009	2008		2009	2008
Revenues	$2,108	$2,731	(23)%	$5,667	$8,167	(31)%
Cost of goods sold	1,771	2,381	(26)%	4,948	7,068	(30)%

Gross profit	337	350	(4)%	719	1,099	(35)%
Operating expenses	250	254	(2)%	710	807	(12)%
Restructuring, impairment and plant closing costs	62	3	NM	139	8	NM

Operating income (loss)	25	93	(73)%	(130)	284	NM
Interest expense, net	(65)	(69)	(6)%	(178)	(199)	(11)%
Loss on accounts receivable securitization program	(3)	(7)	(57)%	(13)	(16)	(19)%
Equity in (loss) income of unconsolidated affiliates	(1)	3	NM	1	10	(90)%
(Expenses) income associated with the Terminated Merger and related litigation	(2)	(26)	(92)%	835	(35)	NM
Loss on early extinguishment of debt	(21)	—	NM	(21)	—	NM
Other income	1	1	—	1	1	—

(Loss) income from continuing operations before income taxes	(66)	(5)	NM	495	45	NM
Income tax expense	—	(17)	NM	(449)	(42)	969%

(Loss) income from continuing operations	(66)	(22)	200%	46	3	NM
(Loss) income from discontinued operations, net of tax	(2)	1	NM	(2)	5	NM
Extraordinary gain on the acquisition of a business, net of tax	—	1	NM	—	10	NM

Net (loss) income	(68)	(20)	240%	44	18	144%
Net loss (income) attributable to noncontrolling interests	—	—	—	4	(7)	NM

Net (loss) income attributable to Huntsman Corporation	(68)	(20)	240%	48	11	336%
Interest expense, net	65	69	(6)%	178	199	(11)%
Income tax expense from continuing operations	—	17	NM	449	42	969%
Income tax (benefit) expense from discontinued operations	(2)	1	NM	(2)	3	NM
Depreciation and amortization	112	98	14%	338	290	17%

EBITDA(1)	$107	$165	(35)%	$1,011	$545	86%

Net cash provided by operating activities				$907	$46	NM
Net cash used in investing activities				(164)	(400)	(59)%
Net cash provided by financing activities				214	309	(31)%

Huntsman International

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2009	2008		2009	2008
Revenues	$2,108	$2,731	(23)%	$5,667	$8,167	(31)%
Cost of goods sold	1,766	2,376	(26)%	4,935	7,055	(30)%

Gross profit	342	355	(4)%	732	1,112	(34)%
Operating expenses	250	254	(2)%	702	808	(13)%
Restructuring, impairment and plant closing costs	62	3	NM	139	8	NM

Operating income (loss)	30	98	(69)%	(109)	296	NM
Interest expense, net	(64)	(68)	(6)%	(177)	(199)	(11)%
Loss on accounts receivable securitization program	(3)	(7)	(57)%	(13)	(16)	(19)%
Equity in (loss) income of unconsolidated affiliates	(1)	3	NM	1	10	(90)%
Loss on early extinguishment of debt	(21)	—	NM	(21)	—	NM
Other income	1	1	—	1	1	—

(Loss) income from continuing operations before income taxes	(58)	27	NM	(318)	92	NM
Income tax benefit (expense)	19	(19)	NM	(135)	(47)	187%

(Loss) income from continuing operations	(39)	8	NM	(453)	45	NM
(Loss) income from discontinued operations, net of tax	(2)	1	NM	(2)	5	NM
Extraordinary gain on the acquisition of a business, net of tax	—	1	NM	—	10	NM

Net (loss) income	(41)	10	NM	(455)	60	NM
Net loss (income) attributable to noncontrolling interests	—	—	—	4	(7)	NM

Net (loss) income attributable to Huntsman International LLC	(41)	10	NM	(451)	53	NM
Interest expense, net	64	68	(6)%	177	199	(11)%
Income tax (benefit) expense from continuing operations	(19)	19	NM	135	47	187%
Income tax (benefit) expense from discontinued operations	(2)	1	NM	(2)	3	NM
Depreciation and amortization	107	92	16%	321	273	18%

EBITDA(1)	$109	$190	(43)%	$180	$575	(69)%

Net cash provided by operating activities				$227	$62	266%
Net cash used in investing activities				(156)	(495)	(68)%
Net cash provided by financing activities				624	387	61%

NM—Not Meaningful

        For each of our Company and Huntsman International, the following tables set forth certain items of income (expense) included in EBITDA (dollars in millions):

Huntsman Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Foreign exchange gains (losses)—unallocated	$6	$4	$15	$(6)
Loss on accounts receivable securitization program	(3)	(7)	(13)	(16)
Amounts included in discontinued operations	(4)	2	(4)	8
Loss on early extinguishment of debt	(21)	—	(21)	—
Acquisition expenses	(8)	—	(9)	—
(Expenses) income associated with the Terminated Merger and related litigation	(2)	(26)	835	(35)
Extraordinary gain on the acquisition of a business	—	1	—	10
Gain on sale of businesses/assets	1	—	1	—
Restructuring, impairment and plant closing credits (costs):
Polyurethanes	—	—	(2)	—
Advanced Materials	2	—	(13)	—
Textile Effects	(3)	(2)	(12)	(3)
Performance Products	—	—	—	—
Pigments	(4)	—	(47)	(1)
Corporate and Other	(57)	(1)	(65)	(4)

Total restructuring, impairment and plant closing costs	(62)	(3)	(139)	(8)

Total	$(93)	$(29)	$665	$(47)

Huntsman International

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Foreign exchange gains (losses)—unallocated	$6	$4	$15	$(6)
Loss on accounts receivable securitization program	(3)	(7)	(13)	(16)
Amounts included in discontinued operations	(4)	2	(4)	8
Loss on early extinguishment of debt	(21)	—	(21)	—
Acquisition expenses	(8)	—	(9)	—
Extraordinary gain on the acquisition of a business	—	1	—	10
Gain on sale of businesses/assets	1	—	1	—
Restructuring, impairment and plant closing credits (costs):
Polyurethanes	—	—	(2)	—
Advanced Materials	2	—	(13)	—
Textile Effects	(3)	(2)	(12)	(3)
Performance Products	—	—	—	—
Pigments	(4)	—	(47)	(1)
Corporate and Other	(57)	(1)	(65)	(4)

Total restructuring, impairment and plant closing costs	(62)	(3)	(139)	(8)

Total	$(91)	$(3)	$(170)	$(12)

(1)
EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income taxes, depreciation and amortization.

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

        For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, and to net cash provided by operations (dollars in millions):

Huntsman Corporation

	Nine Months Ended September 30,
			Percent Change
	2009	2008
EBITDA	$1,011	$545	86%
Depreciation and amortization	(338)	(290)	17%
Interest expense, net	(178)	(199)	(11)%
Income tax expense from continuing operations	(449)	(42)	969%
Income tax benefit (expense) from discontinued operations	2	(3)	NM

Net income attributable to Huntsman Corporation	48	11	336%
Net (loss) income attributable to noncontrolling interests	(4)	7	NM

Net income	44	18	144%
Extraordinary gain on the acquisition of a business, net of tax	—	(10)	NM
Equity in income of unconsolidated affiliates	(1)	(10)	(90)%
Dividends received from unconsolidated affiliates	—	11	NM
Depreciation and amortization	338	290	17%
(Gain) loss on disposal of assets	(2)	4	NM
Loss on early extinguishment of debt	21	—	NM
Noncash restructuring, impairment and plant closing costs	5	3	67%
Noncash interest expense	14	2	600%
Deferred income taxes	311	15	NM
Net unrealized (gain) loss on foreign currency transactions	(8)	16	NM
Other, net	23	21	10%
Changes in operating assets and liabilities	162	(314)	NM

Net cash provided by operating activities	$907	$46	NM

Huntsman International

	Nine Months Ended September 30,
			Percent Change
	2009	2008
EBITDA	$180	$575	(69)%
Depreciation and amortization	(321)	(273)	18%
Interest expense, net	(177)	(199)	(11)%
Income tax expense from continuing operations	(135)	(47)	187%
Income tax benefit (expense) from discontinued operations	2	(3)	NM

Net (loss) income attributable to Huntsman International LLC	(451)	53	NM
Net (loss) income attributable to noncontrolling interests	(4)	7	NM

Net (loss) income	(455)	60	NM
Extraordinary gain on the acquisition of a business, net of tax	—	(10)	NM
Equity in income of unconsolidated affiliates	(1)	(10)	(90)%
Dividends received from unconsolidated affiliates	—	11	NM
Depreciation and amortization	321	273	18%
(Gain) loss on disposal of assets	(2)	4	NM
Loss on early extinguishment of debt	21	—	NM
Noncash restructuring, impairment and plant closing costs	5	3	67%
Noncash interest expense	24	2	NM
Deferred income taxes	125	20	525%
Net unrealized (gain) loss on foreign currency transactions	(8)	16	NM
Other, net	18	21	(14)%
Changes in operating assets and liabilities	179	(328)	NM

Net cash provided by operating activities	$227	$62	266%

NM—Not Meaningful

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

        For the three months ended September 30, 2009, the net loss attributable to Huntsman Corporation was $68 million on revenues of $2,108 million, compared with a net loss attributable to Huntsman Corporation of $20 million on revenues of $2,731 million for the 2008 period. For the three months ended September 30, 2009, the net loss attributable to Huntsman International LLC was $41 million on revenues of $2,108 million, compared with net income attributable to Huntsman International LLC of $10 million on revenues of $2,731 million for the 2008 period. The decrease of $48 million in net loss attributable to Huntsman Corporation and the decrease of $51 million in net income attributable to Huntsman International LLC resulted from the following items:

  •
  Revenues for the three months ended September 30, 2009 decreased by $623 million, or 23%, as compared with the 2008 period due principally to lower average selling prices in all of our segments and lower sales volumes in our Advanced Materials, Textile Effects and Performance Products segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2009 decreased by $13 million each, or 4% each, as compared with the 2008 period as a result of lower gross profit in our Advanced Materials and Textile Effects segments. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2009 decreased by $4 million each, or 2% each, as compared with the 2008 period. Operating expenses decreased by $12 million due to the impact of translating foreign currency amounts to the U.S. dollar as the U.S. dollar strengthened versus other relevant currencies. Operating expenses also decreased from cost reduction efforts in response to the worldwide economic slowdown. This reduction was partially offset by a $5 million decrease in foreign exchange gains ($7 million of gains in the 2009 period as compared with $12 million in the 2008 period). Also offsetting the decreased expenses was $8 million in expenses in the 2009 period related to the proposed Tronox Transaction. For more information, see "Note 1. General—Recent Developments—"Stalking Horse" Bid To Acquire Tronox" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2009 increased to $62 million from $3 million in the 2008 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended September 30, 2009 decreased by $4 million each, or 6% each, as compared with the 2008 period. This decrease was primarily due to lower average interest rates.

  •
  Expense associated with the Terminated Merger and related litigation for the three months ended September 30, 2009 decreased by $24 million primarily as a result of lower litigation-related professional fees as compared with the 2008 period. For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  During the three months ended September 30, 2009, we recorded a loss on early extinguishment of debt of $21 million related primarily to the July 23, 2009 redemption of our 11.625% senior secured notes due October 2010, and the August 3, 2009 redemption of our 11.5% senior notes due July 2012. For more information regarding these redemptions, see "Note 7. Debt—Transactions Affecting Our Debt—Redemption of Notes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  For the three months ended September 30, 2009, our income tax expense decreased by $17 million and Huntsman International's tax expense decreased by $38 million, as compared with the same period in 2008. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. During the three months ended September 30, 2009, we and Huntsman International recorded a tax benefit of $69 million for the worthless stock deduction for our investment in the Australian styrenics business. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  During the three months ended September 30, 2009, we recorded an after tax loss from discontinued operations of $2 million related primarily to the revaluation of product exchange liabilities and for legal costs associated with the fire insurance claim associated with our former base chemicals business. During the three months ended September 30, 2008, we recorded after tax income from discontinued operations of $1 million related principally to sales and use tax settlements and post-closing adjustments associated with our former base chemicals business. For more information, see "Note 20. Discontinued Operations" and "Note 17. Casualty Losses and Insurance Recoveries" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  During the three months ended September 30, 2008, we recorded an extraordinary gain on the acquisition of a business of $1 million related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary. For more information, see "Note 3. Business Combinations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Three Months Ended September 30,
			Percent Change
	2009	2008
Revenues
Polyurethanes	$869	$1,096	(21)%
Advanced Materials	273	385	(29)%
Textile Effects	173	229	(24)%
Performance Products	540	741	(27)%
Pigments	262	280	(6)%
Corporate and Other	33	44	(25)%
Eliminations	(42)	(44)	(5)%

Total	$2,108	$2,731	(23)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$137	$89	54%
Advanced Materials	29	42	(31)%
Textile Effects	(25)	4	NM
Performance Products	82	81	1%
Pigments	4	15	(73)%
Corporate and Other	(116)	(68)	71%

Subtotal	111	163	(32)%
Discontinued operations	(4)	2	NM

Total	$107	$165	(35)%

Huntsman International
Segment EBITDA
Polyurethanes	$137	$89	54%
Advanced Materials	29	42	(31)%
Textile Effects	(25)	4	NM
Performance Products	82	81	1%
Pigments	4	15	(73)%
Corporate and Other	(114)	(43)	165%

Subtotal	113	188	(40)%
Discontinued operations	(4)	2	NM

Total	$109	$190	(43)%

	Average Selling Price	Sales Volumes
Current Year-Over-Prior Year (Decrease) Increase
Polyurethanes	(27)%	9%
Advanced Materials	(7)%	(24)%
Textile Effects	(17)%	(9)%
Performance Products(1)	(27)%	(2)%
Pigments	(10)%	5%

Current Quarter-Over-Prior Quarter Increase (Decrease)
Polyurethanes	5%	19%
Advanced Materials	8%	(2)%
Textile Effects	(9)%	7%
Performance Products(1)	1%	9%
Pigments	2%	2%

(1)
Excludes revenues and sales volumes from tolling arrangements.

NM—Not meaningful

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to overall lower average selling prices and lower MDI sales volumes. Average MDI selling prices decreased due to competitive pressures, lower raw material costs and effects of the movement of the U.S. dollar against the Euro. Global MDI sales volumes decreased as the effects of the worldwide economic slowdown continue to affect demand. PO and MTBE sales volumes increased relative to the 2008 period, which was impacted by the 2008 U.S. Gulf Coast storms, and average selling prices decreased in response to lower raw material costs. The increase in EBITDA in our Polyurethanes segment primarily resulted from higher MTBE margins and sales volumes and the negative effects in the 2008 period caused by the 2008 U.S. Gulf Coast storms, offset in part by lower MDI sales volumes.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended September 30, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased across all regions as a result of the worldwide economic slowdown. Average selling prices in our base resins market decreased in response to lower raw material costs while average selling prices in our formulations and specialty components markets decreased primarily as a result of the strength of the U.S. dollar against major European currencies. The decrease in EBITDA was primarily due to lower sales volumes, partially offset by lower raw material and operating costs. During the three months ended September 30, 2009 and 2008, our Advanced Materials segment recorded a restructuring and plant closing credit of $2 million and nil, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended September 30, 2009 compared to the same period in 2008 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies, the Indian rupee, the Brazilian real and the Mexican peso. Sales volumes decreased primarily due to lower demand for apparel and home textile products, as well as specialty textiles products in the Americas and Europe as well as mill closures in these regions with the worldwide economic slowdown. The decrease in EBITDA was primarily due to lower sales volumes partially offset by continued fixed cost reductions. During the three months ended September 30, 2009 and 2008, our Textile Effects segment recorded restructuring and plant closing charges of $3 million and $2 million, respectively.

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended September 30, 2009 compared to the same period in 2008 was due to lower average selling prices and lower sales volumes. The decrease in average selling prices was driven principally by lower raw material costs and by the strengthening of the U.S. dollar against major European currencies and the Australian dollar. Sales volumes decreased primarily because of lower demand for surfactants. Nevertheless, the impact of lower sufactants sales volumes was largely offset by improved sales across other product areas as the 2008 period was impacted by the 2008 U.S. Gulf Coast storms. EBITDA increased due to the effect of higher margins as raw material costs fell faster than selling prices, partially offset by lower sales volumes and commissioning expenses for our new maleic anhydride facility.

Pigments

        The decrease in revenues in our Pigments segment for the three months ended September 30, 2009 compared to the same period in 2008 was due to lower average selling prices, offset by higher sales volumes. Average selling prices decreased primarily as a result of lower selling prices in Europe and Asia and due to the strength of the U.S. dollar against major European currencies. Sales volumes increased primarily due to higher demand in Europe. The decrease in EBITDA in our Pigments segment was primarily due to lower selling prices, higher restructuring, impairment and plant closing costs and to acquisition costs incurred in the 2009 period in connection with the proposed Tronox Transaction, offset in part by lower raw material and energy costs. For more information concerning the proposed Tronox Transaction, see "Note 1. General—Recent Developments—"Stalking Horse" Bid To Acquire Tronox" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. During the three months ended September 30, 2009 and 2008, our Pigments segment recorded restructuring, impairment and plant closing charges of $4 million and nil, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman Corporation

        Corporate and Other includes the results of our Australian styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, (expenses) income associated with the Terminated Merger and related litigation, loss on early extinguishment of debt, net income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the three months ended September 30, 2009, EBITDA from Corporate and Other items decreased by $48 million to a loss of $116 million from a loss of $68 million for the same period in 2008. The decrease in EBITDA from Corporate and Other resulted partially from a $56 million increase in restructuring charges ($57 million in the 2009 period versus $1 million in the 2008 period) primarily related to the announced closure of our styrenics operations at West Footscray, Australia. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Also contributing to lower EBITDA was a $21 million charge in 2009 due to early extinguishment of debt. These decreases to EBITDA were partially offset by a $24 million decrease in expenses associated with the Terminated Merger and related litigation ($2 million expense in the 2009 period compared to $26 million expense in the 2008 period). For more information see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, the decrease in EBITDA was offset by a $2 million increase in unallocated foreign exchange gains ($6 million in gains in the 2009 period versus $4 million in gains in the 2008 period) and a $4 million reduction in costs associated with our A/R Securitization Program.

Corporate and Other—Huntsman International

        Corporate and Other includes the results of our Australian styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, loss on early extinguishment of debt, net income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the three months ended September 30, 2009, EBITDA from Corporate and Other items decreased by $71 million to a loss of $114 million from a loss of $43 million for the same period in 2008. The decrease in EBITDA from Corporate and Other resulted partially from a $56 million increase in restructuring charges ($57 million in the 2009 period versus $1 million in the 2008 period) primarily related to the announced closure of our styrenics operations at West Footscray, Australia. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Also contributing to lower EBITDA was a $21 million charge in 2009 due to early extinguishment of debt. These decreases to EBITDA were partially offset by a $2 million increase in unallocated foreign exchange gains ($6 million in gains in the 2009 period versus $4 million in gains in the 2008 period) and a $4 million reduction in costs associated with our A/R Securitization Program.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

        For the nine months ended September 30, 2009, net income attributable to Huntsman Corporation was $48 million on revenues of $5,667 million, compared with net income attributable to Huntsman Corporation of $11 million on revenues of $8,167 million for the 2008 period. For the nine months ended September 30, 2009, the net loss attributable to Huntsman International LLC was $451 million on revenues of $5,667 million, compared with net income attributable to Huntsman International LLC of $53 million on revenues of $8,167 million for the 2008 period. The increase of $37 million in net income attributable to Huntsman Corporation and the decrease of $504 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2009 decreased by $2,500 million, or 31%, as compared with the 2008 period due principally to lower sales volumes and lower average selling prices in all of our segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2009 decreased by $380 million each, or 35% and 34%, respectively, as compared with the 2008 period. Lower gross profit in our Polyurethanes, Advanced Materials, Textile Effects and Pigments segments was offset somewhat by higher gross profit in our Performance Products segment. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2009 decreased by $97 million and $106 million, respectively, or 12% and 13%, respectively, as compared with the 2008 period. Operating expenses decreased by $52 million due to the impact of translating foreign currency amounts to the U.S. dollar as the U.S. dollar strengthened versus other relevant currencies. Also contributing to lower operating expenses was a $13 million increase in foreign exchange gains ($13 million of gains in the 2009 period as compared with nil in the 2008 period) and cost reduction efforts in response to the worldwide economic slowdown. This reduction in operating expenses was partially offset by $8 million in expenses in the 2009 period related to the proposed Tronox Transaction. For more information, see "Note 1. General—Recent Developments—"Stalking Horse" Bid To Acquire Tronox" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2009 increased to $139 million from $8 million in the 2008 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the nine months ended September 30, 2009 decreased by $21 million and $22 million, respectively, or 11% each, as compared with the 2008 period. This decrease was primarily due to lower average interest rates.

  •
  Income associated with the Terminated Merger and related litigation for the nine months ended September 30, 2009 consisted primarily of an $868 million gain related to the Texas Bank Litigation Settlement Agreement, offset in part by litigation-related professional fees and employee retention bonuses of $33 million. During the nine months ended September 30, 2008 we incurred professional fees and board of directors' fees related to the Terminated Merger of $35 million. For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  During the nine months ended September 30, 2009, we recorded a loss on early extinguishment of debt of $21 million related primarily to the July 23, 2009 redemption of our 11.625% senior secured notes due October 2010, and the August 3, 2009 redemption of our 11.5% senior notes due July 2012. For more information regarding these redemptions, see "Note 7. Debt—Transactions Affecting Our Debt—Redemption of Notes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our income tax expense and Huntsman International's income tax expense for the nine months ended September 30, 2009 increased by $407 million and $88 million, respectively, as compared with the same period in 2008. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. During the nine months ended September 30, 2009, we recorded tax expense of $309 million related to the net $835 million of income related to the Texas Bank Litigation Settlement Agreement. During the nine months ended September 30, 2009, we and Huntsman International recorded a tax benefit of $69 million each for the worthless stock deduction for our investment in the Australian styrenics business, and recorded a valuation allowance of $146 million and $156 million, respectively, against the net deferred tax assets in the U.K. During the nine months ended September 30, 2008, we and Huntsman International recorded a decrease in unrecognized tax benefits for the effective settlement of examinations with a corresponding income tax benefit of

    $18 million. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  During the nine months ended September 30, 2009, we recorded an after tax loss from discontinued operations of $2 million related primarily to the revaluation of product exchange liabilities and for legal costs associated with the fire insurance claim associated with our former base chemicals business. During the nine months ended September 30, 2008, we recorded after tax income from discontinued operations of $5 million related principally to sales and use tax settlements and post-closing adjustments associated with our former base chemicals business. For more information, see "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  During the nine months ended September 30, 2008, we recorded an extraordinary gain on the acquisition of a business of $10 million related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary. For more information, see "Note 3. Business Combinations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Nine Months Ended September 30,
			Percent Change
	2009	2008
Revenues
Polyurethanes	$2,164	$3,259	(34)%
Advanced Materials	785	1,191	(34)%
Textile Effects	504	734	(31)%
Performance Products	1,522	2,097	(27)%
Pigments	712	886	(20)%
Corporate and Other	67	127	(47)%
Eliminations	(87)	(127)	(31)%

Total	$5,667	$8,167	(31)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$249	$369	(33)%
Advanced Materials	38	128	(70)%
Textile Effects	(56)	7	NM
Performance Products	200	185	8%
Pigments	(51)	33	NM
Corporate and Other	635	(185)	NM

Subtotal	1,015	537	89%
Discontinued operations	(4)	8	NM

Total	$1,011	$545	86%

Huntsman International
Segment EBITDA
Polyurethanes	$249	$369	(33)%
Advanced Materials	38	128	(70)%
Textile Effects	(56)	7	NM
Performance Products	200	185	8%
Pigments	(51)	33	NM
Corporate and Other	(196)	(155)	26%

Subtotal	184	567	(68)%
Discontinued operations	(4)	8	NM

Total	$180	$575	(69)%

	Average Selling Price	Sales Volumes
Current Year-Over-Prior Year Decrease
Polyurethanes	(27)%	(9)%
Advanced Materials	(8)%	(28)%
Textile Effects	(10)%	(24)%
Performance Products(1)	(22)%	(8)%
Pigments	(7)%	(14)%

(1)
Excludes revenues and sales volumes from tolling arrangements.

NM—Not meaningful

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to overall lower average selling prices and lower MDI sales volumes. Average MDI selling prices decreased primarily due to competitive pressures, lower raw material costs and the effects of the movement of the U.S. dollar against the Euro. MDI sales volumes decreased due to lower demand in all regions and across all major markets as a result of the worldwide economic slowdown. MTBE sales volumes increased relative to the 2008 period, which was impacted by the 2008 U.S. Gulf Coast storms, while average selling prices decreased in response to lower raw material costs. The decrease in EBITDA in the Polyurethanes segment was primarily the result of lower MDI sales volumes and margins, partially offset by higher MTBE margins.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased across all regions as a result of the worldwide economic slowdown. Average selling prices in our base resins market decreased in response to lower raw material costs while average selling prices in our formulations and specialty components markets decreased primarily as a result of the strength of the U.S. dollar against major European currencies. The decrease in EBITDA was primarily due to lower sales volumes and higher restructuring costs, partially offset by lower raw material and operating costs. During the nine months ended September 30, 2009 and 2008, our Advanced Materials segment recorded restructuring and plant closing charges of $13 million and nil, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the nine months ended September 30, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand for apparel and home textile products, as well as specialty textiles products, in all regions as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies, the Indian rupee and the Brazilian real, as local currency selling prices were higher in Asia and the Americas. The decrease in EBITDA was primarily due to lower sales volumes and higher restructuring costs, partially offset by lower raw material and fixed costs. During the nine months ended September 30, 2009 and 2008, our Textile Effects segment recorded restructuring and plant closing charges of $12 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2009 compared to the same period in 2008 was due to lower average selling prices and lower sales volumes. The decrease in average selling prices was driven principally by lower raw material costs and the strengthening of the U.S. dollar against major European currencies and the Australian dollar. Sales volumes decreased primarily because of lower demand for all product lines as a result of the worldwide economic slowdown. EBITDA increased due to higher margins as raw material costs fell faster than selling prices, partially offset by the effect of lower sales volumes.

Pigments

        The decrease in revenues in our Pigments segment for the nine months ended September 30, 2009 compared to the same period in 2008 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies, as local currency selling prices in Asia and North America were higher. Sales volumes decreased primarily due to lower demand in Europe, North America and Asia as a result of the worldwide economic slowdown. The decrease in EBITDA in our Pigments segment was primarily due to lower sales volumes, higher restructuring, impairment and plant closing costs and in response to acquisition costs incurred in the 2009 period in connection with the proposed Tronox Transaction. For more information, see "Note 1. General—Recent Developments—"Stalking Horse" Bid To Acquire Tronox" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. During the nine months ended September 30, 2009 and 2008, our Pigments segment recorded restructuring, impairment and plant closing charges of $47 million and $1 million, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman Corporation

        Corporate and Other includes the results of our Australian styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, income (expenses) associated with the Terminated Merger and related litigation, net income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the nine months ended September 30, 2009, EBITDA from Corporate and Other items increased by $820 million to income of $635 million from a loss of $185 million for the same period in 2008 The increase in EBITDA from Corporate and Other for the nine months ended September 30, 2009 resulted primarily from a $870 million increase in income (expenses) associated with the Terminated Merger and related litigation ($835 million of income in the 2009 period compared to $35 million of expense in the 2008 period). For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, the increase in EBITDA was due to a $21 million increase in unallocated foreign exchange gains ($15 million in gains in the 2009 period versus $6 million in losses in the 2008 period), an $11 million decrease in net income attributable to noncontrolling interests, and a $3 million reduction in costs associated with our A/R Securitization Program ($13 million of costs in the 2009 period versus $16 million of costs in the 2008 period). These increases to EBITDA were partially offset by higher restructuring charges of $61 million ($65 million in the 2009 period versus $4 million in the 2008 period) primarily related to the announced closure of our styrenics operations at West Footscray, Australia. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, EBITDA decreased due to $21 million of costs associated with the early extinguishment of debt in 2009 and a $10 million gain on the Textile Effects Acquisition in the 2008 period. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and Other includes the results of our Australian styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, income (expenses) associated with the Terminated Merger and related litigation, net income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the nine months ended September 30, 2009, EBITDA from Corporate and Other items decreased by $41 million to a loss of $196 million from a loss of $155 million for the same period in 2008. The decrease in EBITDA primarily resulted from higher restructuring charges of $61 million ($65 million in the 2009 period versus $4 million in the 2008 period) primarily related to the announced closure of our styrenics opearations at West Footscray, Australia. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, EBITDA decreased due to $21 million of costs associated with the early extinguishment of debt in 2009 and a $10 million gain on the Textile Effects Acquisition in the 2008 period. For more information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. These decreases in EBITDA were partially offset by higher EBITDA resulting from a $21 million increase in unallocated foreign exchange gains ($15 million in gains in the 2009 period versus $6 million in losses in the 2008 period), an $11 million decrease in net income attributable to noncontrolling interests, and a $3 million reduction in costs associated with our A/R Securitization Program ($13 million of costs in the 2009 period versus $16 million of costs in the 2008 period).

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 was $907 million and $46 million, respectively. The increase in cash provided by operating activities was primarily attributable to settlement proceeds received in connection with the Texas Bank Litigation Settlement Agreement and by a $476 million favorable variance in operating assets and liabilities changes for the nine months ended September 30, 2009 as compared with the same period in 2008. These increases to cash provided by operating activities were offset in part by a decrease in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 was $164 million and $400 million, respectively. During the nine months ended September 30, 2009 and 2008, we paid $140 million and $325 million, respectively, for capital expenditures. This reduction in capital expenditures was largely attributable to higher 2008 spending on various projects, including the maleic anhydride expansion at our Geismar, Louisiana site, as well as the expansion at our Greatham, U.K. titanium dioxide facility. During the nine months ended September 30, 2009, we paid $31 million for the Baroda acquisition. For more information, see "Note 3. Business Combinations—Baroda Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. During the nine months ended September 30, 2009 and 2008, we received $5 million and $2 million, respectively, from the sale of assets. During the nine months ended September 30, 2008, we made payments of $28 million related to certain expenditures for the rebuild of our former Port Arthur, Texas facility, resulting in an adjustment to the sales proceeds received in connection with the 2007 U.S. Base Chemicals Disposition. See "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. During the nine months ended September 30, 2008, we contributed $44 million to our ethyleneamines joint venture in Saudi Arabia and paid $9 million for the acquisition of intangible assets.

        Net cash provided by financing activities for the nine months ended September 30, 2009 was $214 million as compared with $309 million of net cash provided by financing activities in the 2008 period. This decrease in net cash provided by financing activities was primarily due to higher borrowings in the nine months ended September 30, 2008 on our Revolving Facility. During the nine months ended September 30, 2009 we issued the 2016 Senior Notes and obtained Term Loan C in connection with the Texas Bank Litigation Settlement Agreement. During this period, we also redeemed in full the $296 million outstanding principal amount 11.625% senior secured notes due October 2010 and the $198 million outstanding principal amount 11.5% senior notes due July 2012.

  Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	September 30, 2009	December 31, 2008	Increase (Decrease)	Percent Change
Cash and cash equivalents	$1,619	$657	$962	146%
Restricted cash	7	5	2	40%
Accounts receivable, net	1,157	913	244	27%
Inventories	1,113	1,500	(387)	(26)%
Prepaid expenses	59	45	14	31%
Deferred income taxes	18	21	(3)	(14)%
Other current assets	107	99	8	8%

Total current assets	4,080	3,240	840	26%

Accounts payable	747	747	—	—
Accrued liabilities	632	617	15	2%
Deferred income taxes	36	36	—	—
Current portion of debt	198	205	(7)	(3)%

Total current liabilities	1,613	1,605	8	—

Working capital	$2,467	$1,635	$832	51%

        Our working capital increased by $832 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $962 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited) included elsewhere in this report.

  •
  The increase in accounts receivable of $244 million was mainly due to higher sales and lower amounts outstanding under the A/R Securitization Program.

  •
  Inventories decreased by $387 million mainly due to lower inventory quantities resulting from improved inventory management and lower inventory costs.

Direct and Subsidiary Debt

        Our direct debt and guarantee obligations consist of the following: our Convertible Notes; our guarantees of certain debt of HPS and SLIC (our Chinese MDI joint ventures); our guarantee of certain debt of the Saudi Joint Venture; certain indebtedness incurred from time to time to finance certain insurance premiums; and our guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program. Substantially all of our other debt has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

TRANSACTIONS AFFECTING OUR DEBT

Senior Credit Facilities

        As of September 30, 2009, our Senior Credit Facilities consisted of (i) the $650 million Revolving Facility; (ii) the $1,524 million Term Loan B; and (iii) the $500 million ($442 million carrying value) Term Loan C. As of September 30, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $33 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in August 2010, Term Loan B matures in 2014 and Term Loan C matures in 2016; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        Our Senior Credit Facilities are subject to the Leverage Covenant, which applies only to the Revolving Facility. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into the Waiver with respect to the Leverage Covenant. The Leverage Covenant, as amended pursuant to the Waiver, requires that the maximum senior secured leverage ratio does not exceed 5.00 to 1.00.

        In addition, the Waiver modified the calculation used to determine compliance with the Leverage Covenant as follows:

  •
  we are allowed to add back to "Consolidated EBITDA" any lost profits that are attributable to hurricanes Gustav and Ike that occurred in 2008 (such amounts being $49 million and $18 million for the third and fourth quarters, respectively, of 2008); and

  •
  by modifying the definition of "Permitted Non-Cash Impairment and Restructuring Charges" to replace a reference to $100 million with $200 million for permitted cash charges to be added back to "Consolidated EBITDA".

The Waiver is effective from April 16, 2009 through June 30, 2010.

        As consideration for the Waiver, Huntsman International agreed to increase the interest paid on the Revolving Facility by 225 basis points from LIBOR plus 1.75% to LIBOR plus 4% and to increase the applicable unused fee by 25 basis points from 0.5% to 0.75%. In addition, during the Waiver period, Huntsman International agreed not to:

  •
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

        Pursuant to the Texas Bank Litigation Settlement Agreement, we entered into the Amendment. The Amendment created Term Loan C.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 4%, LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. However, the applicable interest rate of Term Loan B is subject to a reduction to LIBOR plus 1.5% upon achieving certain secured leverage ratio thresholds.

2016 Senior Notes

        Pursuant to the Texas Bank Litigation Settlement Agreement, Huntsman International entered into the Note Purchase Agreement dated June 22, 2009 with the Banks, pursuant to which the Banks purchased $600 million aggregate principal amount of the 2016 Senior Notes from Huntsman International.

        The 2016 Senior Notes are senior unsecured obligations of Huntsman International and are guaranteed by certain subsidiaries named as guarantors.

        The 2016 Senior Notes bear interest at the rate of 5.5% per year payable semi-annually on June 30 and December 31, beginning on December 31, 2009. The 2016 Senior Notes will mature on June 30, 2016. Huntsman International may redeem the 2016 Senior Notes in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption. The 2016 Senior Notes are governed by an indenture imposing certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries and merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets or adopt a plan of liquidation.

        Upon the occurrence of certain change of control events, holders of the 2016 Senior Notes will have the right to require that Huntsman International purchase all or a portion (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of such holder's 2016 Senior Notes in cash pursuant to the offer described by Huntsman International, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

        As of September 30, 2009, we had outstanding $600 million ($430 million carrying value) of 2016 Senior Notes with an effective interest rate of 11.73%.

Redemption of Notes

        On July 23, 2009, Huntsman International redeemed in full all of its $296 million 11.625% senior secured notes due October 2010. The total redemption payment, excluding accrued interest was $305 million, which included principal of $296 million and a call premium of approximately $9 million.

        On August 3, 2009, Huntsman International redeemed in full all of its $198 million 11.5% senior notes due July 2012. The total redemption payment, excluding accrued interest was $204 million, which included principal of $198 million and a call premium of $6 million.

Other Debt (India)

        In connection with the Baroda acquisition, a portion of the purchase price was funded through local financing and from liquidity available from our subsidiaries located in India. As of September 30, 2009, our local Indian entities had combined debt outstanding of approximately $19 million (U.S. dollar equivalents). This debt is comprised of various facilities including approximately $9 million (U.S. dollar equivalents) in working capital facilities that are callable on demand and a five year term loan facility of approximately $10 million (U.S. dollar equivalents). See "Note 3. Business Combinations—Baroda Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report."

Other Debt (Insurance)

        During the third quarter of 2009, we incurred other debt related to the financing of our insurance premiums in connection with our annual renewal in July 2009. As of September 30, 2009, the outstanding amount of financed insurance premiums was $29 million, all of which was classified as current. The insurance premium financing is secured by the prepaid insurance premiums.

COMPLIANCE WITH COVENANTS

        We are in compliance with the financial covenants contained in the agreements governing our debt instruments, including our Senior Credit Facilities, our A/R Securitization Program and the indentures governing our notes. Our Revolving Facility under our Senior Credit Facilities contains one financial maintenance covenant—the Leverage Covenant. As of September 30, 2009, Huntsman International maintained an adequate cushion for the Leverage Covenant. Huntsman International also maintained adequate headroom with respect to the financial covenants under the A/R Securitization Program.

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Securitization Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2009, we had $2,412 million of combined cash and unused borrowing capacity, consisting of $1,626 million in cash and restricted cash, $617 million in availability under our Revolving Facility, $25 million in availability under our European overdraft facility and $144 million in availability under our existing A/R Securitization Program.

        During the second quarter of 2009, we received settlement proceeds pursuant to the Texas Bank Litigation Settlement Agreement, including $632 million of cash (that included reimbursement of $12 million of our litigation costs). In addition, Huntsman International received $600 million for the 2016 Senior Notes and $500 million pursuant to the Term Loan C financing.

        On July 23, 2009, Huntsman International redeemed in full all of its $296 million 11.625% senior secured notes due October 2010. The total redemption payment, excluding accrued interest was $305 million, which included principal of $296 million and a call premium of approximately $9 million. On August 3, 2009, Huntsman International redeemed in full all of its $198 million 11.5% senior notes due July 2012. The total redemption payment, excluding accrued interest was $204 million, which included principal of $198 million and a call premium of $6 million. The total redemption payments, excluding accrued interest, were a combined total of $509 million, including principal of $494 million and call premiums of approximately $15 million.

        In the third quarter of 2009, we paid cash taxes in the amount of $129 million primarily related to the Texas Bank Litigation settlement.

        As of December 31, 2008 we had $1,291 million of combined cash and unused borrowing capacity. Excluding the impact of the Texas Bank Litigation settlement, related taxes and the resulting redemptions of our notes in 2009, our liquidity as of September 30, 2009—comprised of cash and unused borrowing capacity—has remained relatively flat in spite of the impact of the worldwide recession on earnings. This was largely due to effective working capital management, reduced capital expenditures and minimal scheduled debt maturities.

        Our liquidity can be significantly impacted by various factors. Concerning changes in working capital components for the nine months ended September 30, 2009, our accounts receivable and inventory, net of accounts payable, decreased by approximately $224 million, as reflected in our condensed consolidated statement of cash flows (unaudited) included elsewhere in this report. Our inventories decreased by $424 million largely as a result of improved inventory management efforts and reduced inventory costs. In addition, during the nine months ended September 30, 2009, amounts outstanding under our existing A/R Securitization Program decreased by $188 million (from $446 million as of December 31, 2008 to $258 million as of September 30, 2009). The reduction in amounts outstanding under our existing A/R Securitization Program was largely due to our decreased need to utilize the program as a result of our significant cash balances. We expect volatility in our working capital components to continue.

        On September 7, 2009, we announced that we will close our styrenics facility located at West Footscray, Australia. We expect to cease operation of the West Footscray styrene plant at or near year end 2009, with subsequent closure of our polystyrene and expandable polystyrene plants in early 2010. During the third quarter of 2009, we recorded closure costs of approximately $55 million ($25 million primarily in severance and a $30 million preliminary estimate of environmental remediation costs) and expect to incur other closure related costs of approximately $15 million in 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The closure costs are expected to be funded as they are incurred over the next several years, with severance costs to be paid primarily through 2010. We have implemented various other restructuring programs and, together with the Australian restructuring, we expect to spend approximately $93 million over the next twelve months. During the nine months ended September 30, 2009, we spent $85 million related to current restructuring initiatives. For a discussion of restructuring, impairment and plant closing costs, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        On April 29, 2006, we experienced fire damage at our Port Arthur, Texas facility. This facility has been subsequently rebuilt and sold. In connection with this fire damage, we have received partial insurance proceeds to date of $365 million. We have claimed an additional approximately $242 million plus interest as of September 30, 2009 as presently due and owing and unpaid under our insurance policy. Binding arbitration to settle this claim began on November 2, 2009. Collections on this insured loss, if any, will represent additional income for us upon final settlement, and will be used to repay secured debt in accordance with relevant provisions of our debt agreements. See "Note 14. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        During the nine months ended September 30, 2009, we made contributions to our pension and postretirement benefit plans of $115 million. During the remainder of 2009, we expect to contribute an additional amount of $35 million to these plans.

        On August 28, 2009, we entered into the Tronox Purchase Agreement, pursuant to which our wholly owned subsidiaries, Huntsman Pigments LLC and Huntsman Australia R&D Company Pty Ltd, agreed to acquire certain assets of Tronox under Section 363 of Chapter 11 of the United States Bankruptcy Code as well as certain assets and equity interest, including working capital, of Tronox's foreign subsidiaries, for an aggregate purchase price of approximately $415 million. We intend to finance approximately fifty percent of the purchase price with debt. (For more information regarding the Tronox Transaction, see "Recent Developments—"Stalking Horse" Bid To Acquire Tronox."

        As of September 30, 2009, we currently have $198 million classified as current portion of debt. As of September 30, 2009, current portion of debt consists of various short term facilities, including but not limited to our HPS draft discounting facility in China with $41 million outstanding, our Australian credit facilities with $38 million outstanding and certain other short term facilities totaling $52 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the current period.

        Our $650 million Revolving Credit Facility matures in August 2010. As of September 30, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $33 million

(U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. In the near future we intend to substantially reduce the size of this facility.

Capital Expenditures

        We incurred capital expenditures of $140 million for the nine months ended September 30, 2009 as compared with $325 million in the 2008 period. This decrease of $185 million is largely attributable to higher 2008 spending on various projects including the maleic anhydride facility at our Geismar, Louisiana site, as well as the expansion at our Greatham, U.K. titanium dioxide facility.

        We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements. We expect to spend, in total, approximately $200 million on capital projects in 2009.

Off-Balance Sheet Arrangements

Receivables Securitization

        As of September 30, 2009, our existing A/R Securitization Program consisted of commercial paper conduit programs with a committed amount of approximately $575 million (U.S. dollar equivalents). As of September 30, 2009, the underlying effective capacity of the program was $402 million. As of September 30, 2009, the receivables trust under our existing A/R Securitization Program had $258 million in U.S. dollar equivalents (comprised of $55 million and approximately €139 million ($203 million)) in commercial paper outstanding.

        Our existing A/R Securitization Program was scheduled to mature on November 12, 2009. On October 16, 2009, we entered into a Termination and Release Agreement, pursuant to which we terminated our existing A/R Securitization Program and replaced it with the U.S. and European programs described below. At that time, the receivables trust repaid the entire balance of commercial paper outstanding under our existing A/R Securitization Program using proceeds received from the new programs.

U.S. Accounts Receivable Securitization Program

        On October 16, 2009, Huntsman International entered into a new accounts receivable securitization program using Huntsman Receivable Financing II LLC, the U.S. SPE, for our U.S. originator subsidiaries.

        The maximum funding availability under the U.S. A/R Program is $250 million which is divided between two facilities: a $125 million three-year facility and a $125 million two-year facility. The amount of actual availability under the U.S. A/R Program is subject to change based on the level of eligible receivables sold. Availability is further subject to changes in the credit ratings of Huntsman International's customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. The yield on the three-year facility is based on the LIBOR rate (as defined in the applicable agreement) plus a margin rate of 3.75% per annum and, in the case of the two-year facility, if funded by commercial paper, the CP Rate (as defined in the applicable agreement) plus a margin rate of 3.50% per annum. In addition, the U.S. SPE is obligated to pay commitment fees to the lenders based on the amount of each lender's commitment.

        The U.S. A/R Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the U.S. A/R Program upon the occurrence of certain specified events, including, but not limited to, failure by the U.S. SPE to pay interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events, and failure of our Company to maintain the $400 million Liquidity Requirement. We guarantee certain obligations of Huntsman International in its capacity as contributor and servicer guarantor under the U.S. A/R Program.

        We expect that receivables transferred under the U.S. A/R Program will qualify as sales through December 31, 2009. However, upon adoption of new accounting guidance in 2010, we believe that the receivables transferred will no longer meet the criteria for derecognition and amounts outstanding will be accounted for as secured borrowings. For more information, see "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

European Accounts Receivable Securitization Program

        Also on October 16, 2009, Huntsman International entered into a second new accounts receivable securitization program using Huntsman Receivables Financial LLC, the EU SPE, for our European originator subsidiaries for a term of two years.

        The maximum funding availability under the EU A/R Program is €225 million (approximately $329 million). The amount of actual availability under the EU A/R Program is subject to change based on the level of eligible receivables sold. Availability is further subject to changes in the credit ratings of the originators' customers and country, customer concentration levels, and certain characteristics of the accounts receivable being transferred. The yield is based on GBP LIBOR, USD LIBOR or EURIBOR (each as defined in the applicable agreement) plus a margin rate of 3.75% per annum if funded by commercial paper. In addition, the EU SPE is obligated to pay a commitment fee to the lender based on the amount of the lender's commitment.

        The EU A/R Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the EU A/R Program upon the occurrence of certain specified events, including, but not limited to, failure by the EU SPE to pay interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable and bankruptcy and insolvency events and a cross acceleration provision tied to the Liquidity Requirement.

        We expect that receivables transferred under the EU A/R Program will qualify as sales through December 31, 2009. However, upon adoption of new accounting guidance in 2010, we believe that the receivables transferred will no longer meet the criteria for derecognition and amounts outstanding will be accounted for as secured borrowings. For more information, see "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Guarantees

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million (U.S. dollar equivalents). As of September 30, 2009, there were $61 million and RMB 759 million (approximately $111 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments (of which 11 installments remain), which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for the VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has met certain conditions. The conditions outstanding include completion of the building and equipment mortgage registrations, which are progressing as planned, and maintaining a debt service coverage ratio of at least 1:1 at the time such registrations are completed. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

        Our unconsolidated Saudi Joint Venture obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents) of which $166 million was drawn and outstanding as of September 30, 2009. We have provided certain guarantees of approximately $14 million for these commitments and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

        We also guarantee certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Legal Proceedings

        For a discussion of other legal proceedings, see "Note 14. Commitments and Contingencies—Legal Matters" and "Note 15. Environmental, Health and Safety Matters—Remediation Liabilities" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

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

Critical Accounting Policies

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Current Report on Form 8-K filed on July 30, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2009, we had approximately $101 million notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts. For more information, see "Note 8. Derivative Instruments and Hedging Activities" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Otherwise, there are no material changes to our market risks from those disclosed in our Current Report on Form 8-K filed on July 30, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

        For more information, see "Note 14. Commitments and Contingencies" and "Note 15. Environmental, Health and Safety Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

ITEM 1A.    RISK FACTORS

        Any of the following risks could materially and adversely affect our business, results of operations and financial condition. For additional risk factors, see "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.

         Future acquisitions, partnerships and joint ventures may require significant resources and/or result in unanticipated adverse consequences that could have a material adverse effect on our business, results of operations, financial condition.

        In the future we may seek to grow our company and businesses by making acquisitions or entering into partnerships and joint ventures. For example, we recently announced the Tronox Transaction. Any future acquisition, partnership or joint venture may require that we make a significant cash investment, issue stock or incur substantial debt. In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:

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

         The acquisition of Tronox may not be successfully completed on the terms set forth in the Tronox Purchase Agreement or at all.

        The consummation of the Tronox Transaction is subject to bankruptcy court approval of the Tronox Purchase Agreement and Tronox's solicitation of higher or otherwise better offers pursuant to specified bidding procedures and an auction process to be conducted under supervision of the bankruptcy court. Tronox may terminate the Tronox Purchase Agreement if the bankruptcy court approves an alternative transaction. Tronox may also terminate the Tronox Purchase Agreement prior to the entry of a sale order by the bankruptcy court to seek a restructuring transaction. If the Tronox Purchase Agreement is not approved by the bankruptcy court or otherwise terminated, the acquisition contemplated by the Tronox Transaction will not be consummated. We may elect to revise the terms of our offer, including increasing the purchase price if other bidders submit higher offers as part of the auction process, in order to avoid termination, however, we can provide no assurances that a revised offer would be accepted or approved.

        In addition, the Tronox Transaction is subject to customary closing conditions and regulatory and third party approvals. If these conditions and approvals are not satisfied or waived, the Tronox Transaction will not be consummated. In addition, we and Tronox may agree to terminate the Tronox Purchase Agreement at any time without completing the acquisition. Further, in certain circumstances, we or Tronox may terminate the Tronox Purchase Agreement without the other party's agreement and without completing the acquisition. Please refer to the Tronox Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 31, 2009 for a complete listing of all items that must be effected prior to and at the closing of the Tronox Transaction.

        If the acquisition contemplated by the Tronox Transaction is not completed for any reason, we may be subject to additional risks, including:

  •
  our management having spent a significant amount of their time and efforts directed toward the Tronox Transaction which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us; and

  •
  costs relating to the Tronox Transaction, including legal and accounting fees, much of which must be paid regardless of whether the acquisition contemplated by the Tronox Transaction is completed and may not be reimbursed by Tronox.

         We have not provided any financial information with respect to Tronox or any pro forma information reflecting the potential acquisition of Tronox in this report.

        Pursuant to applicable SEC rules, this report does not include any financial information with respect to the assets and entities to be acquired pursuant to the Tronox Transaction. In addition, in accordance with applicable SEC rules we are not required to provide and have not provided any pro forma information giving effect to the Tronox Transaction. Tronox's financial condition and results of operations disclosed for periods prior to its entry into bankruptcy are of limited utility to investors in our common stock in assessing the potential impact of the acquisition of Tronox on our financial condition because (i) we are only purchasing certain assets and assuming certain liabilities of Tronox and (ii) on May 4, 2009, Tronox filed a Current Report on Form 8-K under Item 4.02 disclosing that its previously filed financial statements should no longer be relied upon.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table presents shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended

September 30, 2009. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	—
August	414	6.24	—	—
September	—	—	—	—

Total	414	$6.24	—	—

ITEM 6.    EXHIBITS

4.1	Indenture, dated as of July 6, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 8, 2009)
4.2	Form of 5 1/2% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on July 8, 2009)
4.3	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on July 8, 2009)
4.4
Amended and Restated Indenture, dated as of September 10, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 14, 2009)
10.1
Asset and Equity Purchase Agreement dated as of August 28, 2009 by and among Tronox Incorporated, a Delaware corporation, Tronox LLC, a Delaware limited liability company, Tronox Pigments (Savannah) Inc., a Georgia corporation, Tronox Worldwide LLC, a Delaware limited liability company, Tronox Western Australia Pty. Ltd., a Western Australia company, Tronox Pigments (Netherlands) B.V., a Dutch limited liability company, Huntsman Pigments LLC, a Delaware limited liability company, Huntsman Australia R&D Company Pty. Ltd., an Australian company and Huntsman Corporation, a Delaware corporation (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 31, 2009)
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

Dated: November 4, 2009

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

4.1	Indenture, dated as of July 6, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 8, 2009)
4.2	Form of 5 1/2% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on July 8, 2009)
4.3	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on July 8, 2009)
4.4
Amended and Restated Indenture, dated as of September 10, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 14, 2009)
10.1
Asset and Equity Purchase Agreement dated as of August 28, 2009 by and among Tronox Incorporated, a Delaware corporation, Tronox LLC, a Delaware limited liability company, Tronox Pigments (Savannah) Inc., a Georgia corporation, Tronox Worldwide LLC, a Delaware limited liability company, Tronox Western Australia Pty. Ltd., a Western Australia company, Tronox Pigments (Netherlands) B.V., a Dutch limited liability company, Huntsman Pigments LLC, a Delaware limited liability company, Huntsman Australia R&D Company Pty. Ltd., an Australian company and Huntsman Corporation, a Delaware corporation (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 31, 2009)
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