Form 10-K
period 2009-12-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2010-02-19
CIK 1089748, 1307954

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Huntsman Corporation	YES ☐	NO ☐
Huntsman International LLC	YES ☐	NO ☐

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

            On June 30, 2009, the last business day of the registrants' most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by nonaffiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$931,158,052	(1)
Huntsman International LLC	Units of Membership Interest	$0	(2)

(1)
Based on the closing price of $5.03 per share of common stock as quoted on the New York Stock Exchange.

(2)
All units of membership interest are held by Huntsman Corporation, an affiliate.

            On February 11, 2010, the number of shares outstanding of each of the registrant's classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	237,303,674
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed within 120 days of
Huntsman Corporation's fiscal year ended December 31, 2009.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2009 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2009 ANNUAL REPORT ON FORM 10-K

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

        For convenience in this report, the terms "Company," "our," "us," or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); and "SLIC" refers to Shanghai Liengheng Isocyanate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies).

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products. Many of these terms are defined in the Glossary of Chemical Terms found at the conclusion of "Part I. Item 1. Business" below.

ii

PART I

ITEM 1.    BUSINESS

GENERAL

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small polystyrene plastics packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of businesses. In 2005, we completed an initial public stock offering.

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

        Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and our telephone number at that location is (801) 584-5700.

TERMINATION OF MERGER AGREEMENT AND SETTLEMENT OF RELATED LITIGATION

        On July 12, 2007, we entered into an Agreement and Plan of Merger with Hexion and one of its subsidiaries (the "Hexion Merger Agreement"). On June 18, 2008, Hexion, Apollo and certain of their affiliates filed an action in Delaware Chancery Court seeking to terminate the proposed merger (the "Terminated Merger" or "Hexion Merger"). We countersued Hexion and Apollo in the Delaware Chancery Court and filed a separate action against Apollo and certain of its affiliates in the District Court of Montgomery County, Texas. On December 13, 2008, we terminated the Hexion Merger Agreement and, on December 14, 2008, we entered into a settlement agreement with Apollo, Hexion and certain of their affiliates (the "Apollo Settlement Agreement"). Pursuant to the Apollo Settlement Agreement, Hexion and certain Apollo affiliates have paid us an aggregate amount of $1 billion, $250 million of which was for the purchase of our 7% convertible notes due 2018 (the "Convertible Notes"). See "Recent Developments—Repurchase of Convertible Notes" below and "Note 26. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements.

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas (the "Texas Bank Litigation") against affiliates of Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (collectively, the "Banks"). On June 22, 2009, we entered into an Agreement of Compromise and Settlement with the Banks (the "Texas Bank Litigation Settlement Agreement"). The Texas Bank Litigation was dismissed with prejudice on June 23, 2009. In accordance with the Texas Bank Litigation Settlement Agreement, the Banks paid us a cash payment of $632 million, purchased $600 million aggregate principal amount of 5.5% senior notes due 2016 from Huntsman International (the "2016 Senior Notes") and provided Huntsman International with term loan C in the principal amount of $500 million ("Term Loan C"). See "Note 13. Debt—Convertible Notes" to our consolidated financial statements.

DISPOSITION OF COMMODITY CHEMICAL BUSINESSES

        Beginning in 2006, we completed a series of transactions pursuant to which we have disposed of our former commodity chemicals businesses:

  •
  On December 29, 2006, we sold all of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited to SABIC (the "U.K. Petrochemicals Disposition"). See "Note 27. Discontinued Operations—European Base Chemicals and Polymers Business" to our consolidated financial statements.

  •
  On November 5, 2007, we completed the sale of our U.S. base chemicals business to Flint Hills Resources, a wholly owned subsidiary of Koch, (the "U.S. Base Chemicals Disposition"), and, on August 1, 2007, we closed on the sale of our North American polymers business assets to Flint Hills Resources (the "North American Polymers Disposition" and together with the U.S. Base Chemicals Disposition, the "U.S. Petrochemicals Disposition"). See "Note 27. Discontinued Operations" to our consolidated financial statements.

  •
  On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We expect to complete the subsequent closure of our polystyrene and expandable polystyrene plants during the first quarter of 2010. See "Recent Developments—Closure of Australian Styrenics Operations" below and "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

RECENT DEVELOPMENTS

  Repurchase of Convertible Notes

        On January 11, 2010, we repurchased the entire $250 million principal amount of our outstanding Convertible Notes for approximately $382 million from Apollo and its affiliates. The Convertible Notes were issued to Apollo in December 2008 as part of the Apollo Settlement Agreement. The Convertible Notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders. As a result of the repurchase of the Convertible Notes, we will record a loss on early extinguishment of debt in the first quarter of 2010 in the amount of approximately $146 million.

  Termination of Tronox Purchase Agreement

        On August 28, 2009, we entered into an asset and equity purchase agreement (the "Tronox Purchase Agreement"), to acquire certain assets of Tronox Incorporated and its subsidiaries ("Tronox") under Section 363 of Chapter 11 of the United States Bankruptcy Code. The Tronox Purchase Agreement was subject to approval by the United States Bankruptcy Court for the Southern District of New York. Under the Tronox Purchase Agreement, we were a "stalking horse" bidder and the proposed transaction was subject to Tronox's solicitation of higher or otherwise better offers pursuant to specified bidding procedures and an auction process to be conducted under supervision of the bankruptcy court. On December 23, 2009, Tronox delivered a notice of termination of the Tronox Purchase Agreement to us after it received an order from the bankruptcy court authorizing it to replace its existing senior secured financing and an interim order authorizing it to enter into certain agreements as part of a plan to pursue an alternative transaction. The new alternative transaction is sponsored by an ad hoc group of Tronox's unsecured bondholders.

        Under the Tronox Purchase Agreement, we made a $12 million refundable deposit toward the purchase price and, in connection with the proposed transaction, we incurred $13 million in costs. Prior to December 31, 2009, the deposit of $12 million was refunded to us, we received an additional $12 million as a break-up fee, and we received $3 million for partial reimbursement of our costs.

  Closure of Australian Styrenics Operations

        On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased operation of the West Footscray styrene plant on January 5, 2010, and we expect to complete the subsequent closure of our polystyrene and expandable polystyrene plants during the first quarter of 2010. During 2009, we recorded closure costs of approximately $63 million ($25 million primarily in severance, $8 million of contract termination costs and a $30 million preliminary estimate of environmental remediation costs) and expect to incur other closure related costs of approximately $7 million in 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. Products produced at the site represent less than 2% of our 2008 global sales. Our other operations in Australia, including RMAX® expandable polystyrene business, Performance Products, Polyurethanes, Textile Effects and Advanced Materials divisions, are not affected by the announcement and will continue to operate in Australia. We expect to treat the Australian styrenics business as a discontinued operation beginning in the first quarter of 2010 when operations cease.

OVERVIEW

        Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" below, which are located in 27 countries. As of December 31, 2009, we employed approximately 11,000 associates worldwide. We had revenues for the years ended December 31, 2009, 2008 and 2007 of $7,763 million, $10,215 million and $9,651 million, respectively.

        During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two different segments—our Advanced Materials segment and our Textile Effects segment. All segment information in this report has been restated to reflect this change. We operate in five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. In a series of transactions beginning in 2006, we have sold or shutdown substantially all of our Polymers and Base Chemicals operations. We report the results of our former Polymers and Base Chemicals segments as discontinued operations in our statements of operations. See "Note 27. Discontinued Operations" to our consolidated financial statements.

Our Products

        We produce differentiated organic chemical and inorganic chemical products. Our Polyurethanes, Advanced Materials, Textile Effects and Performance Products segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. Our former Polymers and Base Chemicals operations, which have been sold, produced commodity organic chemical products. See "Note 27. Discontinued Operations" to our consolidated financial statements.

        Growth in our differentiated products has been driven by the substitution of our products for other materials and by the level of global economic activity. Accordingly, the profitability of our differentiated products has been somewhat less influenced by the cyclicality that typically impacts the petrochemical industry. Our Pigments business, while cyclical, is influenced largely by seasonal demand patterns in the coatings industry.

2009 Segment Revenues(1)	2009 Segment EBITDA from Continuing Operations(1)

(1)
Percentage allocations in this chart do not give effect to Corporate and Other unallocated items, eliminations and EBITDA from discontinued operations. For a detailed disclosure of our revenues, total assets and EBITDA by segment, see "Note 29. Operating Segment Information" to our consolidated financial statements. For a discussion of EBITDA by segment and a reconciliation of EBITDA to net income attributable to Huntsman Corporation and cash provided by operating activities, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        The following table identifies the key products, their principal end markets and applications and representative customers of each of our segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE	Refrigeration and appliance insulation, construction products, adhesives, automotive, footwear, furniture, cushioning, specialized engineering applications and fuel additives	BMW, Certainteed, Electrolux, Firestone, GE, Haier, Louisiana Pacific, Recticel, Weyerhauser
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations	Adhesives, composites for aerospace, automotive, and wind power generation; construction and civil engineering; industrial coatings; electrical power transmission; consumer electronics	ABB, Akzo, BASF, Boeing, Bosch, Cytec, Dow, Hexcel, Kansai, Omya, PPG, Samsung, Sanarrow, Schneider, Sherwin Williams, Siemens, Sika, Speed Fair, Syngenta, Toray
Textile Effects	Textile chemicals and dyes	Apparel, home and technical textiles	Russell, Sara Lee, Sherwin Williams, Wellspun, Hanes brands, Milliken
Performance Products	Amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses	Detergents, personal care products, agrochemicals, lubricant and fuel additives, adhesives, paints and coatings, construction, marine and automotive products and PET fibers and resins	Chevron, Henkel, The Sun Products Corporation, Monsanto, Procter & Gamble, Unilever, Lubrizol, Reichhold, Dow, L'Oreal, Afton
Pigments	Titanium dioxide	Paints and coatings, plastics, paper, printing inks, fibers and ceramics	Akzo, Sigma Kalon, Clariant, Jotun, PolyOne

Polyurethanes

General

        We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, PO, polyols, PG and TPU. Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate five primary Polyurethanes manufacturing facilities in the U.S., Europe and China. We also operate 13 Polyurethanes formulation facilities, which are located in close proximity to our customers worldwide.

        Our customers produce polyurethane products through the combination of an isocyanate, such as MDI or TDI, with polyols, which are derived largely from PO and EO. While the range of TDI-based products is relatively limited, we are able to produce over 2,000 distinct MDI-based polyurethane products by modifying the MDI molecule by varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end-use markets, including insulation in construction and appliances, cushioning for automotive and furniture, adhesives, wood binders, footwear and other specialized engineering applications.

        We are a leading North American producer of PO. We and some of our customers process PO into derivative products, such as polyols for polyurethane products, PG and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We also produce MTBE as a co-product of our PO manufacturing process. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Environmental, Health and Safety Matters—MTBE Developments" below and "Part I. Item 1A. Risk Factors" for a discussion of legal and regulatory developments that have resulted in the curtailment and potential elimination of MTBE in gasoline in the U.S. and elsewhere. Also, see "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of material changes concerning sales of MTBE. We sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment in June 2006; however, the PO/MTBE operations in our Polyurethanes segment were not included in this transaction.

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

Products and Markets

        MDI is used primarily in rigid foam applications and in a wide variety of customized, higher-value flexible foam and coatings, adhesives, sealants and elastomers. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. PO is one of the principal raw materials for producing polyether polyols. The following chart illustrates the range of product types and end uses for polyurethane chemicals.

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

        With the recent rapid growth of the developing Asian economies, the Asian markets have now become the largest market for MDI.

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

        Aniline.    Aniline is an intermediate chemical used primarily to manufacture MDI. Generally, most aniline is either consumed internally by the producers of the aniline or is sold to third parties under long-term supply contracts. We believe that the lack of a significant spot market for aniline means that in order to remain competitive, MDI manufacturers must either be integrated with an aniline manufacturing facility or have a long-term, cost-competitive aniline supply contract.

        PO.    PO is an intermediate chemical used mainly to produce a wide range of polyols and PG. Demand for PO depends largely on overall economic demand, especially that of consumer durables. The following chart illustrates the primary end markets and applications for PO.

        MTBE.    MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. The use of MTBE is controversial, and it has been effectively eliminated in the U.S. market. See "—Environmental, Health and Safety Matters—MTBE Developments" below and "Part I. Item 1A. Risk Factors." We continue to sell MTBE for use as a gasoline additive, substantially all of which is sold for use outside the U.S. See "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

        We manage a global work force which sells our polyurethane chemicals to over 3,000 customers in more than 90 countries. Our sales and technical resources are organized to support major regional markets, as well as key end-use markets which require a more global approach. These key end-use markets include the appliance, automotive, footwear, furniture and coatings, construction products, adhesives, sealants and elastomers industries.

        We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customer's needs is critical to our long term success. We have strategically located our polyurethane formulation facilities, commonly referred to in the chemicals industry as "systems houses," close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture polyols primarily to support our MDI customers' requirements.

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

Manufacturing and Operations

        Our MDI production facilities are located in Geismar, Louisiana, Rozenburg, Netherlands and, through our joint ventures, Shanghai, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities located in Geismar, Louisiana; Wilton, U.K.; and Shanghai, China. We believe that this relative scale and product integration of our large facilities provide a significant competitive advantage over other producers. In addition to reducing transportation costs for our raw materials, integration helps reduce our exposure to cyclical prices.

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI		Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE
	(millions of pounds)										(millions of gallons)
Geismar, Louisiana	970		160		715	(2)	953	(2)
Osnabrück, Germany			26	57
Port Neches, Texas									525	145	260
Ringwood, Illinois				18
Caojing, China	250	(1)
Rozenburg, Netherlands	880		130
Wilton, U.K.					715		953

Total	2,100		316	75	1,430		1,906		525	145	260

(1)
Represents our 50% share of capacity from SLIC, our unconsolidated Chinese joint venture.

(2)
Represents our approximately 78% share of capacity under our Rubicon LLC manufacturing joint venture with Chemtura Corporation.

        At both our Geismar and Rozenburg facilities we utilize sophisticated proprietary technology to produce our MDI. This technology, which is also used in our Chinese joint venture, contributes to our position as a low cost MDI producer. In addition to MDI, we use a proprietary manufacturing process to manufacture PO. We own or license all technology and know-how developed and utilized at our PO facility. Our process combines isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming TBHP and TBA, which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows all of our PO co-products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

        We operate polyurethane systems houses in Buenos Aires, Argentina, Deerpark, Australia; Shanghai, China; Cartagena, Colombia; Deggendorf, Germany; Thane (Maharashtra), India; Ternate, Italy; Tlalnepantla, Mexico; Mississauga, Ontario; Kuan Yin, Taiwan; Samuprakam, Thailand; Osnabrück, Germany and Dammam, Saudi Arabia.

Joint Ventures

        Rubicon Joint Venture.    We and Chemtura Corporation own Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Chemtura Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's owned aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI and polyol facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. Rubicon LLC is consolidated in our financial statements.

        Chinese MDI Joint Ventures.    In January 2003, we entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, built three plants that manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is our unconsolidated affiliate. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, has constructed a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is our consolidated affiliate. These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. SLIC and HPS commenced operations during 2006. The total production capacity of the SLIC facilities is 530 million pounds per year of MDI and the production capacity of the HPS facility is 270 million pounds per year of MDI finished products.

        Russia MDI Coatings and Systems Joint Venture.    In 2006, we purchased a 45% interest in NMG, a leading Polyurethanes company headquartered in Obninsk, Russia. This joint venture, now Huntsman NMG, manufactures and markets a range of polyurethane systems in adhesives, coatings, elastomers and insulation using Huntsman MDI Products.

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

        A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 58%, 29%, 11% and 2%, respectively, of total raw material costs in 2009. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, all the propylene used in the production of our PO is produced internally and delivered through a pipeline connected to our PO facility.

Competition

        Our major competitors in the polyurethane chemicals market include BASF, Bayer, Dow, Yantai Wanhua and LyondellBasell. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support, including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance and our ability to react quickly to changing customer needs and by providing customers with innovative solutions to their needs.

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

Advanced Materials

General

        Our Advanced Materials segment is a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials or in applications where traditional materials do not meet demanding engineering specifications. For example, structural adhesives are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels in the manufacture of aerospace components. Our Advanced Materials segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

        We operate synthesis, formulating and production facilities in North America, Europe, Asia, South America and Africa. We market over 3,000 products to more than 3,000 customers in the following end-markets: civil engineering, shipbuilding and marine maintenance, consumer appliances, food and beverage packaging, industrial appliances, consumer/do it yourself ("DIY"), aerospace, DVD, LNG transport, electrical power transmission and distribution, printed circuit boards, consumer and industrial electronics, wind power generation, automotive, recreational sports equipment, medical appliances, design studios and prototype manufacturers.

Products and Markets

        Our product range spans from basic liquid and solid resins, to specialty components like curing agents, matting agents, accelerators, cross-linkers, reactive diluents, thermoplastic polyamides and additives. In addition to these components, which we typically sell to formulators in various industries, we also produce and sell ready to use formulated polymer systems.

        Base Resins and Specialty Component Markets.    Our products are used for the protection of steel and concrete substrates, such as flooring, metal furniture and appliances, buildings, linings for storage tanks and food and beverage cans, and the primer coat of automobile bodies and ships. Epoxy-based surface coatings are among the most widely used industrial coatings due to their structural stability and broad application functionality combined with overall economic efficiency.

        Base resins and specialty components are also used for composite applications. A structural composite is made by combining two or more different materials, such as fibers, resins and other specialty additives, to create a product with enhanced structural properties. Specifically, structural composites are lightweight, high-strength, rigid materials with high resistance to chemicals, moisture and high temperatures. Our product range comprises basic and advanced epoxy resins, curing agents and other advanced chemicals, additives and formulated polymer systems. The four key target markets for our structural composites are aerospace, windmill blades for wind power generation, general industrial and automotive applications, and recreational products (mainly sports equipment such as skis). Structural composites continue to substitute for traditional materials, such as metals and wood, in a wide variety of applications due to their light weight, strength and durability.

        Formulated Systems.    The structural adhesives market requires high-strength "engineering" adhesives for use in the manufacture and repair of items to bond various engineering substrates. Our business focus is on engineering adhesives based on epoxy, polyurethane, acrylic and other technologies which are used to bond materials, such as steel, aluminum, engineering plastics and composites in substitution of traditional joining techniques. Our Araldite® brand name has considerable value in the industrial and consumer adhesives markets. In many countries, Araldite® branded products are known as high-performance adhesives, and we generally believe that this is the value-added segment of the market where recognition of our long-standing Araldite® brand is a key competitive advantage. Packaging is a key characteristic of our adhesives products. Our range of adhesives is sold in a variety of packs and sizes, specifically targeted to three specific end-markets and sold through specifically targeted routes to market:

  •
  General Industrial Bonding.  We sell a broad range of advanced formulated adhesives to a broad base of small-to medium-sized customers, including specialist distributors.

  •
  Industry Specific.  We sell our adhesive products on a global basis into diverse, industry-specific markets, which include the aerospace, wind turbine, DVD, LNG transport, filterbonding, solar cell and other industrial applications markets. Our target markets are chosen because we believe it is worthwhile to utilize our direct sales force and applications experts to tailor products and services to suit the needs and performance specifications of the specific market segments.

  •
  Consumer/DIY.  We package and sell consumer adhesives through strategic distribution arrangements with a number of the major marketers of consumer/DIY adhesives, such as Bostik and Shelleys. These products are sold globally through a number of major retail outlets, often under the Araldite® brand name.

        Our electrical materials are formulated polymer systems, which make up the insulation materials used in equipment for the generation, transmission and distribution of electrical power, such as transformers, switch gears, ignition coils, sensors, motors and magnets, and for the protection of electrical and electronic devices and components. The purpose of these products is to insulate, protect or shield either the environment from electrical current or electrical devices from the environment, such as temperature or humidity. Our electrical insulating materials target two key market segments: the heavy electrical equipment market and the light electrical equipment market.

        Products for the heavy electrical equipment market segment are used in power plant components, devices for power grids and insulating parts and components. In addition, there are numerous devices, such as motors and magnetic coils used in trains and medical equipment, which are manufactured using epoxy and related technologies. Products for the light electrical equipment market segment are used in applications such as industrial automation and control, consumer electronics, car electronics and electrical components. The end customers in the electrical insulating materials market encompass the relevant original equipment manufacturer ("OEM") as well as numerous manufacturers of components used in the final products. We also develop, manufacture and market materials used in the production of printed circuit boards. Our products are ultimately used in industries ranging from telecommunications and personal computer mother board manufacture to automotive electronic systems manufacture. Soldermasks are our most important product line in printed circuit board technologies, particularly in Europe. Sales are made mainly under the Probimer®, Probimage®, and Probelec® trademarks. Our Probimer® trademark is a widely recognized brand name for soldermasks.

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

Sales and Marketing

        We maintain multiple routes to market to service our diverse customer base. These routes to market range from using our own direct sales force for targeted, technically-oriented distribution to mass general distribution. Our direct sales force focuses on engineering solutions decision-makers at major customers who purchase significant amounts of product from us. We use technically-oriented specialist distributors to augment our sales effort in niche markets and applications where we do not believe it is appropriate to develop direct sales resources. We use mass general distribution channels to sell our products into a wide range of general applications where technical expertise is less important to the user of the products to reduce our overall selling expenses. We believe our use of multiple routes to market enables us to reach a broader customer base at an efficient cost.

        We conduct sales activities through dedicated regional sales teams in the Americas; Europe, Africa and the Middle East ("EAME"); and Asia. Our global customers are covered by key account managers who are familiar with the specific requirements of these clients. The management of long-standing customer relationships, some of which are 20 to 30 years old, is at the heart of the sales and marketing process. We are also supported by a strong network of distributors. We serve a highly fragmented customer base.

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

Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAME, the Americas, and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Bad Saeckingen, Germany(1)	Formulating Facility
Bergkamen, Germany	Synthesis Facility
Chennai, India(2)	Resins and Synthesis Facility
Duxford, U.K.	Formulating Facility
East Lansing, Michigan, U.S.	Formulating Facility
Istanbul, Turkey(1)	Formulating Facility
Los Angeles, California, U.S.	Formulating Facility
McIntosh, Alabama, U.S.	Resins and Synthesis Facility
Monthey, Switzerland	Resins and Synthesis Facility
Pamplona, Spain	Resins and Synthesis Facility
Panyu, China(1)(3)	Formulation and Synthesis Facility
Sadat City, Egypt	Formulating Facility
Taboão da Serra, Brazil	Formulating Facility

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

Raw Materials

        The principal raw materials we purchase for the manufacture of basic and advanced epoxy resins are epichlorohydrin, bisphenol A and BLR. We also purchase amines, polyols, isocyanates, acrylic materials, hardeners and fillers for the production of our formulated polymer systems and complex chemicals and additives. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

        Additionally, we produce some of our most important raw materials, such as BLR and its basic derivatives, which are the basic building blocks of many of our products. We are the fourth largest producer of BLR in the world. Approximately 50% of the BLR we produce is consumed in the production of our formulated polymer systems. The balance of our BLR is sold as liquid or solid resin in the merchant market, allowing us to increase the utilization of our production plants and lower our overall BLR production cost. We believe that manufacturing a substantial proportion of our principal raw material gives us a competitive advantage over other epoxy-based polymer systems formulators, most of whom must buy BLR from third-party suppliers. This position helps protect us from pricing pressure from BLR suppliers and aids in providing us a stable supply of BLR in difficult market conditions.

        We consume certain amines produced by our Performance Products segment and isocyanates produced by our Polyurethanes segment, which we use to formulate Advanced Materials products.

Competition

        The market in which our Advanced Materials segment operates is highly competitive, and is dependent on significant capital investment, the development of proprietary technology, and maintenance of product research and development. Among our competitors in this market are some of the world's largest chemical companies and major integrated companies that have their own raw material resources.

        Competition in our basic liquid and solid epoxy resins group is primarily driven by price, and is increasingly more global with industry consolidation in the North American and European markets and the emergence of new competitors in Asia. Our major competitors include Dow, Hexion, BASF, Kukdo, Leuna and NanYa.

        Competition in our specialty components and structural composites product group is primarily driven by product performance, applications expertise and customer certification. Our competitive strengths include our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Major competitors include Air Products, Arizona, Hexion, Cognis, Cray Valley, Evonics, DIC, Dow, Mitsui, Sumitomo and NanYa.

        Competition in our formulation product group is primarily based on technology, know-how, applications and formulations expertise, product reliability and performance, process expertise and technical support. This product group covers a wide range of industries and key competition factors vary by industry. Our competitive strengths result from our focus on defined market needs, our long-standing customer relationships, product reliability and technical performance, provision of high level service and recognition as a quality supplier in our chosen sectors. We operate dedicated technology centers in Basel, Switzerland, The Woodlands, Texas, and Panyu, China in support of our product and technology development. Our major competitors can be summarized as follows:

Formulation Product Group	Competition
Adhesives applications	Henkel/Loctite, ITW, National Starch, Sika, 3M
Electrical insulating materials	Altana, Hexion, Schenectady, Wuxi, Dexter-Hysol, Hitachi Chemical, Nagase Chemtex, Toshiba Chemical
Printed circuit board materials	Coates, Goo, Peters, Taiyo Ink, Tamura
Tooling and modeling solution.	Axson, DSM, Sika

Textile Effects

General

        Our Textile Effects segment is the leading global market share provider for textile chemicals and dyes. Our textile solutions enhance the color of finished textiles and improve such performance characteristics as wrinkle resistance and the ability to repel water and stains. Our Textile Effects segment is characterized by the breadth of our product offering, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

        We operate synthesis, formulating and production facilities in North America, Europe, Asia and South America. We market multiple products to customers in multiple end-markets, including the following: consumer fashion apparel, sportswear, career and uniform apparel, military, automotive, home textiles and furnishings, carpet and other functional textiles.

        In December 2008, we announced restructuring programs for our Textile Effects segment. These restructuring programs were necessary to allow our Textile Effects segment to adapt to the dynamic business shifts that have occurred in the textile market. During 2009, we have spent approximately $46 million to significantly expand resources and capacity in Asia, while refocusing and consolidating resources in Europe and North America and to transition from a regional to a global, market-focused organization. Other elements of our plan include simplifying global distribution networks, enhancing research and development activities and continuing investments in EH&S projects to ensure that all of our acquired manufacturing units are operating in accordance with our standards. We expect to spend approximately $60 million over approximately the next year to complete these projects. We have targeted approximately $100 million in annual savings when all phases of the restructuring are fully completed.

Products and Markets

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

Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAME, the Americas, and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Atotonilquillo, Mexico	Synthesis Facility
Baroda, India	Synthesis Facility
Basel, Switzerland(1)	Synthesis Facility and Technology Center
Bogota, Colombia(1)	Formulating Facility
Charlotte, North Carolina, U.S.(1)	Formulating Facility
Fraijanes, Guatemala(1)	Formulating Facility
Gandaria, Jakarta, Indonesia	Formulating Facility
Langweid am Leich, Germany(1)	Formulating Facility
Panyu, China(1)(2)	Formulating and Synthesis Facility and Technology Center
Qingdao, China	Synthesis Facility
Samutsakorn (Mahachai), Thailand(1)	Synthesis Facility
Schweizerhalle, Switzerland(1)	Formulating Facility

(1)
Leased land and/or building.

(2)
95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

Raw Materials

        The manufacture of textile effects products requires a wide selection of raw materials (approximately 3,000 different chemicals), including amines, fluorochemicals and sulfones. No one raw material represents greater than 2% of our textile effects raw material expenditures. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers, including, for example, Dow. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

Competition

        We are the leading global market share provider for textile chemicals and dyes. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who offer complete solutions for both markets. Our major competitors are Dystar, Clariant, BASF and Longshen. We believe that our competitive strengths include our product offering, which is characterized by its broad range; high quality; significant integration between products and service; reliable technical expertise; long-standing relationships with customers; and strong business infrastructure in Asia. We believe that we have more customer service capability and account management capability than any of our competitors worldwide.

Performance Products

General

        Our Performance Products segment is organized around three market groups, performance specialties, performance intermediates and maleic anhydride and licensing, and serves a wide variety of consumer and industrial end markets. In performance specialties, we are a leading global producer of amines, carbonates and certain specialty surfactants. Growth in demand in our performance specialties market tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand, technology substitution and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 6% in the last 10 years due to strong demand in a number of industrial applications, such as epoxy curing agents, oil drilling, agrochemicals, fuel additives and civil construction materials. In performance intermediates, we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB and ethanolamines products, which are primarily used in detergency, consumer products and industrial applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging. We believe we are North America's largest and lowest-cost producer of maleic anhydride. Maleic anhydride is the building block for UPRs, mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of butane fixed bed catalyst used in the manufacture of maleic anhydride. Our licensing group also licenses technology on behalf of other Huntsman businesses. We operate 16 Performance Products manufacturing facilities in North America, Europe, Asia and Australia.

        We have the annual capacity to produce approximately 1.2 billion pounds of more than 250 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, propylene carbonates, ethylene carbonates, DGA® agent and morpholine, the second-largest global producer of ethyleneamines and the third-largest North American producer of ethanolamines. We also produce substituted propylamines. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines. Our products are manufactured at our Port Neches, Conroe and Freeport, Texas facilities and at our facilities in Llanelli, U.K. Petfurdo, Hungary and Jurong Island, Singapore. Starting in the second quarter of 2010 we will also manufacture ethyleneamines through our 50/50 joint venture with Zamil Group (the "Arabian Amines Company") located in Jubail, Saudi Arabia. The joint venture will have the capacity to produce 60 million pounds of ethyleneamines per annum. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, composites, solvents and catalysts. Our key amines customers include Akzo, Chevron, Cognis, Hercules, Afton, Unilever, Monsanto and PPG.

        We have the capacity to produce approximately 2.5 billion pounds of surfactant products annually at our eight facilities located in North America, Europe and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphoteric surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in baby shampoos and other personal care applications. We are also a leading European producer of components for powder and liquid laundry detergents and other cleaners. We continue to strengthen and diversify our surfactant product offering into formulated specialty surfactant products, for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, fuels and lubricants, polymers and coatings. We are growing our global agrochemical surfactant technology and product offerings. Our key surfactants customers include The Sun Products Corp, L'Oreal, Monsanto, Nufarm, Clorox, Henkel, Colgate, Procter & Gamble and Unilever.

        We are North America's second-largest producer of LAB, with alkylation capacity of 375 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We also manufacture a higher-molecular-weight alkylate which is used as an additive to lubricants. Our key customers for LAB and specialty alkylates include Colgate, Lubrizol, Henkel, Procter & Gamble, Unilever and The Sun Products Corp.

        We believe we are North America's largest producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and artificial sweeteners. We have the capacity to produce approximately 340 million pounds annually at our facilities located in Pensacola, Florida and Geismar, Louisiana. We also own a 50% interest in Sasol- Huntsman GmbH & Co. KG, which is accounted for using the equity method. This joint venture owns and operates a facility in Moers, Germany with an annual capacity of 137 million pounds. We also license our maleic anhydride technology and supply our catalysts to licensees and to worldwide merchant customers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced six generations of our maleic anhydride catalysts. Patent applications have been recently filed for our seventh generation catalyst which should be commercially available in 2010. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AOC, Chevron, Oronite, Cook Composites, Dixie, Lubrizol, Infineum and Reichhold.

        We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Botany, Australia and Port Neches, Texas.

Products and Markets

        Performance Specialties.    The following table shows the end-market applications for our performance specialties products:

Product Group	Applications
Specialty Amines	liquid soaps, personal care, lubricant and fuel additives, polyurethane foams, fabric softeners, paints and coatings, refinery processing, water treating
Polyetheramines	polyurethane foams and insulation, construction and flooring, paints and coatings, lubricant and fuel additives, adhesives, epoxy composites, agrochemicals, oilfield chemicals, printing inks, pigment dispersion
Ethyleneamines	lubricant and fuel additives, epoxy hardeners, wet strength resins, chelating agents, fungicides
Morpholine/DGA® agent and Gas Treating	hydrocarbon processing, construction chemicals, synthetic rubber, water treating, electronics applications, gas treatment and agriculture
Carbonates	lubricant and fuel additives, agriculture, electronics applications, textile treatment, solar panels
Specialty Surfactants	agricultural herbicides, construction, paper de-inking, lubricants

        Our performance specialties products are organized around the following end markets: coatings, polymers and resins; process additives; resources, fuels and lubricants; and agrochemicals.

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive, emulsifying, dispersant, detergent, solvent or corrosion inhibiting agent. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling the customers to penetrate new markets and substitute for traditional curing materials. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end-use application, pricing does not generally fluctuate with movements in underlying raw materials.

        Morpholine/DGA® Agent.    Morpholine and DGA® agent are produced as co-products by reacting ammonia with DEG. Morpholine is used in a number of niche industrial applications including rubber curing (as an accelerator) and flocculants for water treatment. DGA® agent is primarily used in gas treating, electronics, herbicides and metalworking end-use applications.

        Carbonates.    Ethylene and propylene carbonates are manufactured by reacting EO and PO with carbon dioxide. Carbonates are used as solvents and as reactive diluents in polymer and coating applications. They are also increasingly being used as a photo-resist solvent in the manufacture of printed circuit boards, solar panels, LCD screens and the production of lithium batteries. Also, propylene carbonates have recently received approval by the U.S. Environmental Protection Agency for use as a solvent in certain agricultural applications. We expect these solvents to replace traditional aromatic solvents that are increasingly subject to legislative restrictions and prohibitions.

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

        Demand growth for surfactants is relatively stable and exhibits little cyclicality. The main consumer product applications for surfactants can demand new formulations with improved performance characteristics, which affords considerable opportunity for innovative surfactants manufacturers like us to provide surfactants and blends with differentiated specifications and properties. For basic surfactants, pricing tends to have a strong relationship to underlying raw material prices and usually lags raw material price movements.

        Ethanolamines.    Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used as intermediates in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due to the technical and cost barriers to entry. Growth in this sector has typically been higher than GDP and has benefited from higher demand for agrochemical products. We believe the ethanolamines market in North America is balanced.

        LAB.    LAB is a surfactant intermediate which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents.

        Three major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel and The Sun Products Corp. We believe that two-thirds of the LAB global capacity lies in the hands of seven producers, with two or three major players in each of the three regional markets. Although the North American market for LAB is mature, we expect Latin America and other developing countries to grow as detergent demand grows at a faster rate than GDP. However, growth in demand for specialty alkylates for use in lubricants is expected to be higher than GDP. We have developed a unique manufacturing capability for a high molecular weight alkylate for this market. With a significant technical barrier to entry, our specialty alkylate capability has allowed us greater diversity in our portfolio and strengthened our competitive position versus LAB-only producers.

        EG.    We consume our internally produced EO to produce three types of EG: MEG, DEG and TEG. MEG is consumed primarily in the polyester (fiber and bottle resin) and antifreeze end markets and is also used in a wide variety of industrial applications including synthetic lubricants, plasticizers, solvents and emulsifiers. DEG is consumed internally for the production of Morpholine/DGA® agent and polyols. TEG is used internally for the production of polyols and is sold into the market for dehydration of natural gas. We continue to optimize our EO and EG operations depending on the fundamental market demand for EG.

        Maleic Anhydride and Licensing.    The following table sets forth the end markets for our maleic anhydride products:

Product Group	End Markets
Maleic anhydride	boat hulls, automotive, construction, lubricant and fuel additives, countertops, agrochemicals, paper, and food additives
Maleic anhydride catalyst and technology licensing	maleic anhydride, BDO and its derivatives, and PBT manufacturers

        Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 47% of U.S. maleic anhydride demand. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial and residential construction products.

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

        Total U.S. demand for maleic anhydride in 2009 was approximately 475 million pounds. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, demand for this application can be cyclical. Pricing for maleic anhydride in North America over the past several years has been increasing but has recently declined with the drop in feedstock costs. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs.

        On April 1, 2008, we announced that Sasol-Huntsman GmbH KG, our 50/50 maleic anhydride joint venture located in Moers, Germany, would be expanding its manufacturing capacity by approximately 100 million pounds per year. The new capacity is expected to be available in the first quarter of 2011. The joint venture has received committed nonrecourse financing that together with its cash flows from operations will be used to fund the expansion.

Sales and Marketing

        We sell over 2,000 products to over 4,000 customers globally through our Performance Products marketing groups, which have extensive market knowledge, considerable chemical industry experience and well established customer relationships.

        Our performance specialties markets are organized around end-use market applications, such as coatings, polymers and resins and agrochemical. In these end uses, our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for ongoing differentiation in our development activities with our customers. Our performance intermediates and maleic anhydride markets organize their marketing efforts around their products and geographic regions served. We also provide extensive pre- and post-sales technical service support to our customers where our technical service professionals work closely with our research and development functions to tailor our product offerings to meet our customers unique and changing requirements. Finally, these technical service professionals interact closely with our market managers and business leadership teams to help guide future offerings and market approach strategies.

        In addition to our focused direct sales efforts, we maintain an extensive global network of distributors and agents that also sell our products. These distributors and agents typically promote our products to smaller end use customers who cannot be served cost effectively by our direct sales forces.

Manufacturing and Operations

        Our Performance Products segment has the capacity to produce more than seven billion pounds annually of a wide variety of specialty, intermediate and commodity products and formulations at 16 manufacturing locations in North America, Europe, Asia and Australia.

        These production capacities are as follows:

	Current capacity
Product Area	North America	EAME		APAC	Total
	(millions of pounds)
Performance Specialties
Amines	667	124	(1)	33	824
Carbonates	69				69
Specialty surfactants	100	175		70	345
Performance Intermediates
EG	890			55	945
EO	1,000			100	1,100
Ethanolamines	400				400
Ethylene	400				400
LAB	375				375
Propylene	300				300
Surfactants	470	1,675		30	2,175
Maleic anhydride	340	137	(2)		477

(1)
Includes up to 30 million pounds of ethyleneamines that are made available from Dow's Terneuzen, Netherlands facility by way of a long-term supply arrangement.

(2)
Represents total capacity of a facility owned by Sasol-Huntsman GmbH & Co. KG, of which we own a 50% equity interest and Sasol owns the remaining 50% interest. On April 1, 2008, we announced that Sasol-Huntsman GmbH KG would be expanding its manufacturing capacity by approximately 100 million pounds per year. The new capacity is expected to be available in the first quarter of 2011 and is not included in the production capacity table noted above.

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

        Our primary ethylene, propylene, EO, EG and ethanolamines facilities are located in Port Neches, Texas alongside our Polyurethanes' PO/MTBE facility. The Port Neches, Texas facility benefits from extensive logistics infrastructure, which allows for efficient sourcing of other raw materials and distribution of finished products.

        Our LAB facility in Chocolate Bayou, Texas and our maleic anhydride facility in Pensacola, Florida are both located within large, integrated petrochemical manufacturing complexes operated by Ascend. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were stand-alone operations.

        Our unconsolidated ethyleneamine joint venture is currently constructing a plant in Jubail, Saudi Arabia. The plant will have approximate capacity of 60 million pounds per year with production expected early second quarter of 2010.

Raw Materials

        We have the capacity to use approximately 850 million pounds of ethylene each year produced in part at our Port Neches, Texas facility in the production of EO and ethyleneamines. We consume all of our EO in the manufacture of our EG, surfactants and amines products. We also use internally produced PO and DEG in the manufacture of these products. We have the capacity to produce 400 million pounds of ethylene and 300 million pounds of propylene at our Port Neches, Texas facility. All of the ethylene is used in the production of EO and substantially all of the propylene is consumed by the PO unit at Port Neches operated by our Polyurethanes business. We purchase or toll the remainder of our ethylene and propylene requirements from third parties.

        In addition to internally produced raw materials, our performance specialties market purchases over 250 compounds in varying quantities, the largest of which includes ethylene dichloride, caustic soda, synthetic alcohols, paraffin, nonyl phenol, ammonia, hydrogen, methylamines and acrylonitrile. The majority of these raw materials are available from multiple sources in the merchant market at competitive prices.

        In our performance intermediates market, our primary raw materials, in addition to internally produced and third-party sourced EO and ethylene, are synthetic and natural alcohols, paraffin, alpha olefins, benzene and nonyl phenol. All of these raw materials are widely available in the merchant market at competitive prices.

        Maleic anhydride is produced by the reaction of n-butane with oxygen using our proprietary catalyst. The principal raw material is n-butane which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge and to our facility in Geismar, Louisiana via pipeline. Our maleic anhydride catalyst is toll-manufactured by BASF under a long-term contract according to our proprietary methods. These raw materials are available from multiple sources at competitive prices.

Competition

        In our performance specialties market, there are few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow, Tosoh, and Akzo. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price.

        There are numerous global producers of many of our performance intermediates products. Our main competitors include global companies such as Dow, Sasol, BASF, Petresa, Clariant, Shell, Cognis, Stepan and Kao, as well as various smaller or more local competitors. We compete on the basis of price with respect to the majority of our product offerings and, to a lesser degree, on the basis of product availability, performance and service with respect to certain of our more value-added products.

        In our maleic anhydride market, we compete primarily on the basis of price, customer service and plant location. Our competitors include Lanxess, Flint Hills Resources, Marathon, Polynt and BASF. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design and Polynt. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

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

Pigments

General

        We are a leading global manufacturer and marketer of titanium dioxide, which is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, fibers and ceramics. We operate seven titanium dioxide manufacturing facilities located in North America, Europe, Asia and Africa. The global titanium dioxide market is characterized by a small number of large, global producers and a growing compliment of smaller regional producers.

        We offer an extensive range of products, under the Tioxide® and Deltio® brand names, to approximately 1,500 customers in all major titanium dioxide end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our Pigments segment to service local customers, as well as global customers that require delivery to more than one location. Our diverse customer base includes Ampacet, A. Schulman, Akzo Nobel, BASF, Cabot, Clariant, Jotun, PolyOne and PPG. Our pigments business has an aggregate annual nameplate capacity of approximately 560,000 tonnes at our seven production facilities. Four of our titanium dioxide manufacturing plants are located in Europe, one is in North America, one is in Asia, and one is in South Africa. Our North American operation consists of a 50% interest in a manufacturing joint venture with Kronos Worldwide, Inc.

        Our Pigments segment is focused on improving our competitive position and providing customers with innovative products and solutions. To further our competitive position we expanded our Greatham, U.K. chloride-based facility by 50% to 150,000 tonnes per annum capacity in 2008 and, during the first quarter of 2009, closed our Grimsby, U.K. sulphate-based facility. We continue to pursue other projects to improve manufacturing costs at each of our facilities. We are also introducing a number of innovative new products to the market, including our Deltio® range of free-flowing pigments.

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

Manufacturing and Operations

        Our pigments business has eight manufacturing sites in seven countries with a total capacity of approximately 560,000 tonnes per year. Approximately 72% of our titanium dioxide capacity is located in Western Europe. The following table presents information regarding our titanium dioxide facilities:

Region	Site	Annual Capacity (tonnes)	Process
Western Europe	Greatham, U.K.	150,000	Chloride
	Calais, France	95,000	Sulfate
	Huelva, Spain	80,000	Sulfate
	Scarlino, Italy	80,000	Sulfate
North America	Lake Charles, Louisiana(1)	70,000	Chloride
Asia	Teluk Kalung, Malaysia	60,000	Sulfate
Southern Africa	Umbogintwini, South Africa	25,000	Sulfate

Total		560,000

(1)
This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos Worldwide. The capacity shown reflects our 50% interest in Louisiana Pigment Company L.P.

        In 2008, we completed the expansion of our Greatham, U.K. facility by 50,000 tonnes. We are also well positioned to selectively invest in new plant capacity based upon our ICON chloride technology. ICON technology allows for the construction of new capacity with world-scale economics at a minimum nameplate size of 65,000 tonnes. We believe competing chloride technologies typically require a minimum capacity of 100,000 tonnes to achieve comparable economics. Our chloride additions can be more easily absorbed into the market, which provides higher investment returns than larger capacity additions.

        During the first quarter of 2009, we closed our Grimsby, U.K. sulphate-based manufacturing facility.

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

Raw Materials

        The primary raw materials used to produce titanium dioxide are titanium-bearing ores. We purchase the majority of our ore under long-term supply contracts with a number of ore suppliers. The majority of titanium-bearing ores are sourced from Australia, South Africa and Canada. Ore accounts for approximately 45% of pigment variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 30% of our variable manufacturing costs.

        The world market for titanium bearing ores is characterized by a small number of large suppliers (Rio Tinto, Iluka and Exxaro) which account for approximately 60% of global supply and from which we purchase approximately 75% of our needs. However, the choice of producers has increased in recent years with a number of emerging suppliers based in India and Africa and we have broadened our supply base by purchasing increasing amounts of our ores from these suppliers. Over 80% of our ore purchases are made under agreements with terms of three or more years.

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

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2009, 2008 and 2007, we spent $145 million, $154 million and $145 million, respectively, on research and development.

        We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are located in The Woodlands, Texas, Everberg, Belgium, and Shanghai, China. Other regional development/technical service centers are located in Billingham, England (pigments); Auburn Hills, Michigan (polyurethanes for the automotive industry); Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Melbourne, Australia (surfactants); Port Neches, Texas (process engineering support); and Basel, Switzerland (textile effects).

INTELLECTUAL PROPERTY RIGHTS

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 590 unexpired U.S. patents, approximately 175 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 3,850 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

        We have associated brand names with a number of our products, and we have approximately 175 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 5,100 foreign counterparts, including both registrations and applications for registration. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

        Because of the breadth and nature of our intellectual property rights and our business, we do not believe that any single intellectual property right (other than certain trademarks for which we intend to maintain the applicable registrations) is material to our business. Moreover, we do not believe that the termination of intellectual property rights expected to occur over the next several years, either individually or in the aggregate, will materially adversely affect our business, financial condition or results of operations.

EMPLOYEES

        As of December 31, 2009, we employed approximately 11,000 people in our operations around the world. Approximately 2,000 of these employees are located in the U.S., while approximately 9,000 are located in other countries. We believe our relations with our employees are good.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2009, 2008 and 2007, our capital expenditures for EHS matters totaled $54 million, $58 million and $69 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. The extent of damage may not be fully known and the processes and cost of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of damage.

        Under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 10 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities.

        In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements under RCRA authority. Similar laws exist in a number of locations in which we currently operate manufacturing facilities, such as Australia, Switzerland, and Italy.

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

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Australian (Victorian) EPA due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. On March 31, 2009, we submitted the required Site Remediation Action Plan to the agency which proposed additional investigation and remediation method trials. We can provide no assurance that the EPA will agree with our proposed plan, will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. Additionally, on September 8, 2009, we announced a decision to close this facility in early 2010. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site.

        In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure you; however, that all of such matters will be subject to indemnity, that the prior owner will honor its indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $41 million and $7 million for environmental liabilities as of December 31, 2009 and 2008, respectively. Of these amounts, $5 million and $4 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2009 and 2008, respectively, and

$36 million and $3 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2009 and December 31, 2008, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

Regulatory Developments

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the European Economic Area ("EEA") more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals where there are no suitable alternatives substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances we purchase or manufacture in, or import into, the EEA. Our pre-registration REACH compliance began on June 1, 2008, utilizing internal resources at nominal expense and we met all chemical pre-registration requirements by the November 30, 2008 regulatory deadline. We are currently proceeding with the registration of the high-volume and high-priority chemicals under the program, which must be registered no later than November 30, 2010. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $3 million, $2 million and $3 million during the years ended December 31, 2009, 2008 and 2007, respectively, on REACH compliance.

Greenhouse Gas Regulation

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the "Kyoto Protocol"), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas ("GHG") emissions. For example, Australia recently proposed its Carbon Pollution Reduction Scheme, which may impact our Australian operations, and program implementation is currently scheduled for 2011. In addition, although the U.S. is not a signatory to the Kyoto Protocol, several states are implementing their own GHG regulatory programs and a federal program in the U.S. is likely for the future. Draft U.S. federal legislation and the recent U.S. EPA Clean Air Act endangerment findings for carbon dioxide have focused corporate attention on the eventuality of measuring and reporting of GHG emissions for operations in the U.S. The U.S. EPA also recently mandated GHG reporting requirements for U.S. sources in excess of 25,000 tons beginning in 2010. Final details of a comprehensive U.S. GHG management approach is, as yet, uncertain. Nevertheless, we are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

Chemical Facility Anti-terrorism Rulemaking

        The Department of Homeland Security ("DHS") issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in designated quantities on the Appendix A list were required to submit a "Top Screen" to DHS in 2008. A Top Screen is a questionnaire completed by a facility having Chemicals of Interest in designated threshold quantities. In early 2008, we submitted Top Screens for all of our covered facilities. After reviewing the Top Screens, DHS determined that some of our sites were "High Risk" facilities. As a result, we were required to perform security vulnerability assessments at the High Risk sites. The security vulnerability assessments were completed and sent to DHS during the fourth quarter of 2008. Based on their assessment of the security vulnerability assessments, we received notice from DHS that one of our sites was elevated to a higher security tier. The DHS determined the other three sites to be low security tiers. The three sites will be required to develop site security plans based on a list of 18 risk-based performance standards, but security improvements recommended from the site security plans are not anticipated to be material. We believe that security upgrades to the tier-elevated site will be required; however we do not know what these required updates will be and thus cannot reasonably estimate associated costs at this time, but they could be material. Additionally, on November 26, 2008, the Transportation Safety Administration of the DHS published a final rule regarding "rail security sensitive materials" that are received at or shipped from facilities. We have three sites that are subject to this new rule, but at this time do not anticipate that the costs to comply will be material.

MTBE Developments

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. We currently market MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S., although there are additional costs associated with such outside-U.S. sales, which may result in decreased profitability compared to historical sales in the U.S. We may also elect to use all or a portion of our precursor tertiary butyl alcohol to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in more than 150 cases in U.S. courts that allege MTBE contamination in groundwater. Many of these cases were settled after the parties engaged in mediation supervised by a court-appointed special settlement master. Beginning in March 2007 and continuing through June 24, 2009, we have been named as a defendant in 18 of these lawsuits pending in New York state and federal courts. For more information, see "Item 3. Legal Proceedings—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees.

While we currently have insufficient information to meaningfully assess our potential exposure in these cases, we have joined with a larger group of defendants in an effort to mediate the plaintiffs' claims. Mediation in late 2008 and early 2009 was unsuccessful. A further mediation session was held February 3, 2010 which resulted in a tentative settlement in each of the cases in which we have been named. Our allocated portion of the total settlement amount is not material and we have accrued a liability for the claims equal to our allocated portion of the settlement. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

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

GLOSSARY OF CHEMICAL TERMS

DEG—di-ethylene glycol

BDO—butane diol

DGA® Agent—DIGLYCOLAMINE® agent

EG—ethylene glycol

EO—ethylene oxide

EPS—expanded polystyrene

LAB—linear alkyl benzene

LAS—linear alkylbenzene sulfonate

LDPE—low density polyethylene

LER—liquid epoxy resins

LLDPE—linear low density polyethylene

LNG—liquefied natural gas

MEG—mono-ethylene glycol

MDI—methyl diphenyl diisocyanate

MTBE—methyl tertiary-butyl ether

PG—propylene glycol

PO—propylene oxide

Polyols—a substance containing several hydroxyl groups. A diol, triol and tetrol contain two, three and four hydroxyl groups respectively

TBA—tertiary-butyl alcohol

TBHP—tert-butyl hydroperoxide

TDI—toluene diisocyanate

TEG—tri-ethylene glycol

TiO2—titanium dioxide pigment

TPU—thermoplastic polyurethane

UPR—unsaturated polyester resin

ITEM 1A.    RISK FACTORS

        Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

RISKS RELATED TO OUR BUSINESS

Our industry is affected by global economic factors including risks associated with declining economic conditions.

        Our financial results are substantially dependent upon overall economic conditions in the United States, the European Union and Asia. Declining economic conditions in all or any of these locations—or negative perceptions about economic conditions—could result in a substantial decrease in demand for our products and could adversely affect our business. Indeed, as a result of the current economic downturn, we have experienced decreased demand for many of our products.

        Uncertain economic conditions and market instability make it difficult for us, our customers and our suppliers to forecast demand trends. Renewed declines in demand would place additional pressure on our results of operations. The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time. As a consequence, at present, we are unable to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations, and we can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the chemical industry.

Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

        The prices of the raw materials that we purchase from third parties are cyclical and volatile. We purchase a substantial portion of these raw materials from third party suppliers, and, following the dispositions of our base chemicals and polymers businesses in 2007 and 2006, respectively, our purchases of certain products from third party suppliers have significantly increased. The cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical.

        The feedstocks and other raw materials we consume are generally commodity products that are readily available at market prices. We frequently enter into supply agreements with particular suppliers, but disruptions of existing supply arrangements could substantially impact our profitability. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. In addition, if any of the raw materials that we use become unavailable within the geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow.

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

Financial difficulties and related problems at our customers, vendors, suppliers and other business partners could have a material adverse effect on our business.

        The recent economic downturn has caused financial problems at some customers, vendors, suppliers and business partners. We rely on numerous vendors and suppliers and collaborations with other industry participants to provide us with chemicals, feedstocks and other raw materials, along with energy sources and, in certain cases, facilities, that we need to operate our business. If the economic downturn were to continue or worsen, some of these companies may be forced to reduce their output, shut down their operations or file for bankruptcy protection. If this were to occur, it could materially adversely affect their ability to provide us with the raw materials, energy sources or facilities that we need, which could disrupt our operations, including the production of certain of our products. In addition, it could be difficult to find replacements for certain of our business partners without incurring significant delays or cost increases.

        In addition, if the economic downturn were to continue or worsen, some of our customers may experience financial difficulties, including bankruptcies, restructurings and liquidations, which could affect our business by reducing sales, increasing our risk in extending trade credit to customers and reducing our profitability. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect accounts receivable from that customer, all of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our available cash and access to additional capital may be limited by our significant leverage, which could restrict our ability to grow our businesses.

        We have a significant amount of indebtedness outstanding. As of December 31, 2009, we had total consolidated outstanding indebtedness of approximately $4,212 million (including the current portion of long-term debt) and a debt to total capitalization ratio of approximately 69%. This balance does not reflect approximately $254 million under our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program," and, collectively with the U.S. A/R Program, our "A/R Program" or "A/R Programs") at December 31, 2009. Our outstanding debt could have important consequences for our businesses, including the following:

  •
  a high degree of debt makes us more vulnerable to the current downturn in our businesses, our industry and the economy in general, as a significant percentage of our cash flow from operations will be required to make payments on our indebtedness, making it more difficult to react to changes in our business and in market or industry conditions;

  •
  a substantial portion of our future cash flow from operations may be required to be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for other purposes, including the growth of our businesses;

  •
  our ability to obtain additional financing may be constrained due to our existing level of debt, particularly in the current credit environment; and

  •
  part of our indebtedness is, and any future debt may be, subject to variable interest rates, which makes us vulnerable to increases in interest rates.

        We require substantial capital to finance our operations and continued growth, and we may incur substantial additional debt from time to time for a variety of purposes, including acquiring additional businesses. However, our existing debt instruments contain restrictive covenants. Among other things, these covenants limit or prohibit our ability to incur more debt; make prepayments of other debt; pay dividends, redeem stock or make other distributions; issue capital stock; make investments; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer or sell assets.

        Our debt instruments also require us to comply with certain financial covenants under certain circumstances. For example, after entering into a waiver on April 16, 2009, the leverage covenant applicable to our $650 million revolving facility (the "Revolving Facility") under our senior secured credit facilities (the "Senior Credit Facilities") requires us to maintain a maximum senior secured debt to EBITDA ratio of 5.00 to 1 when loans or letters of credit are outstanding under the Revolving Facility. We may consent to terminating the waiver in conjunction with a proposed amendment to the Revolving Facility that we are currently seeking. In that event, the required maximum senior secured debt to EBITDA ratio would return to 3.75 to 1.00. As of December 31, 2009, we were in compliance with the covenant. However, if we violate this covenant, it could lead to an event of default under the Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and result in a loss of such facilities. Given the current credit environment, it may not be possible for us to replace the Senior Credit Facilities with a substitute facility on terms acceptable to us, or at all.

        We also must comply with certain financial covenants under our $250 million U.S. A/R Program and our €225 million (approximately $323 million) EU A/R Program. Failure to meet such covenants could lead to an event of default and could require us to cease use of such facilities, thus prohibiting us from borrowing against our receivables. A default under our A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and result in a loss of such facilities. In summary, if debt under one or more of our facilities is accelerated, cross-default provisions in our debt instruments would likely be triggered, which would likely have a material adverse impact on our financial condition.

        Also, if we undergo a change of control, our debt instruments may require us to make an offer to purchase certain of our notes. Under these circumstances, we may also be required to repay indebtedness under our Senior Credit Facilities prior to our notes. In this event, we may not have the financial resources necessary to purchase such notes, which would result in an event of default under the indentures governing such notes.

        As of December 31, 2009, the current portion of our long term debt to affiliates totaled approximately $431 million. As of December 31, 2009, we had combined outstanding variable rate borrowings of approximately $2.2 billion. Assuming a 1% increase in interest rates, without giving effect to any interest rate hedges or our cash balances, our annual interest rate expense would increase by approximately $22 million. If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to meet payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of those instruments. In the event of a default, a holder of the indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, the creditors under our Senior Credit Facilities could elect to terminate their commitments thereunder, and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to obtain funding because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs and from refinancing our existing indebtedness when it comes due.

        Global financial markets and economic conditions continue to be volatile, which has resulted in substantial deterioration in the credit and capital markets. These conditions, along with significant write-offs in the financial services sector and the re-pricing of credit risk, may make it difficult to obtain funding for our ongoing capital needs.

        In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers.

        Due to these factors, we cannot be certain that additional funding for our capital needs from credit and capital markets will be available if needed and, to the extent required, on acceptable terms. In addition, we may be unable to refinance our existing indebtedness when it comes due on terms that are acceptable to us or at all. If we cannot meet our capital needs or refinance our existing indebtedness, it could have a material adverse effect on our financial position and results of operations.

A downgrade in the ratings of the securities of our Company or our subsidiaries could result in increased interest and other financial expenses related to future borrowings of our Company or our subsidiaries and could restrict our access to additional capital or trade credit.

        Standard and Poor's Ratings Services and Moody's Investors Service maintain credit ratings for our Company. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings and could restrict our ability to obtain additional financing on satisfactory terms. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could have a material adverse effect on our business, results of operations and financial condition.

        The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Changes in the competitive landscape could make it difficult for us to retain our leadership position in various products and markets throughout the world. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. While we are engaged in a range of research and development programs to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products, the failure to develop new products, processes or applications could make us less competitive. Moreover, if any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

        In addition, certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand this role significantly in the future. Increased competition in any of our businesses could compel us to reduce the prices of our products, which could result in reduced profit margins and loss of market share and have a material adverse effect on our business, results of operations, financial condition and liquidity.

Future acquisitions, partnerships and joint ventures may require significant resources and/or result in unanticipated adverse consequences that could have a material adverse effect on our business, results of operations and/or financial condition.

        In the future we may seek to grow by making acquisitions or entering into partnerships and joint ventures. Any future acquisition, partnership or joint venture may require that we make a significant cash investment, issue stock or incur substantial debt. In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:

  •
  the inability to maintain key pre-acquisition business relationships;

  •
  increased operating costs;

  •
  exposure to unanticipated liabilities; and

  •
  difficulties in realizing projected efficiencies, synergies and cost savings.

        We have incurred indebtedness to finance past acquisitions. We may finance future acquisitions with additional indebtedness. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service indebtedness, which could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations may be adversely affected by international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes.

        We conduct a majority of our business operations outside the U.S., and these operations are subject to risks normally associated with international operations. These risks include the need to convert currencies that may be received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. In addition, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located outside the U.S., we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.

        Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including tax laws. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks, among others, could disrupt the businesses of our international subsidiaries, which could significantly affect their ability to make distributions to us.

        We operate in a significant number of jurisdictions, which contributes to the volatility of our effective tax rate. Changes in tax laws or the interpretation of tax laws in the jurisdictions in which we operate may affect our effective tax rate. In addition, generally accepted accounting principles in the U.S. ("GAAP" or "U.S. GAAP") has required us to place valuation allowances against our net operating losses and other deferred tax assets in a significant number of tax jurisdictions. These valuation allowances result from a cumulative history of pre-tax operating losses in specific tax jurisdictions. Valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions may dictate the continued imposition of the current valuation allowances and potentially the establishment of new valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations.

        The current administration has announced several proposals to reform U.S. tax laws, including a proposal to further limit foreign tax credits and a proposal to defer tax deductions allocable to non-U.S. earnings until earnings are repatriated. It is unclear whether these proposed changes will be enacted, or, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have a material adverse effect on our operating results and financial condition.

Demand for many of our products is cyclical, and we may experience depressed market conditions for such products.

        Historically, the markets for many of our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. The volatility these markets experience occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world. This cyclicality and volatility of our industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

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

        While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that could disrupt our business, we cannot provide assurances that our plans would fully protect us from all such disasters or events that might result due to climate change. In addition, insurance may not adequately compensate us from any losses incurred as a result of natural or other disasters. Furthermore, in areas prone to frequent natural or other disasters, insurance may become increasingly expensive or not at all available.

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

        We maintain property, business interruption and casualty insurance policies which we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards and risks incident to our business. We maintain property damage and business interruption insurance policies and products liability insurance policies, as well as insurance policies covering other types of risks, including pollution legal liability insurance. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability.

        Continually increasing concerns regarding the safety of chemicals in commerce and their potential impact on the environment constitute a growing trend. Governmental, regulatory and societal demands for continuously increasing levels of product safety and environmental protection could result in continued pressure for more stringent regulatory control with respect to the chemical industry. In addition, these concerns could influence public perceptions, the viability of certain products, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.

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

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in more than 150 cases in U.S. courts that allege MTBE contamination in groundwater. Many of these cases were settled after the parties engaged in mediation supervised by a court-appointed special settlement master. Beginning in March 2007 and continuing through June 24, 2009, we have been named as a defendant in 18 of these lawsuits pending in New York state and federal courts. For more information, see "Item 3 Legal Proceedings—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. While we currently have insufficient information to meaningfully assess our potential exposure in these cases, we have joined with a larger group of defendants in an effort to mediate the plaintiffs' claims. Mediation in late 2008 and early 2009 was unsuccessful. A further mediation session was held February 3, 2010 which resulted in a tentative settlement in each of the cases in which we have been named. Our allocated portion of the total settlement amount is not material and we have accrued a liability for the claims equal to our allocated portion of the settlement. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

Failure to adequately protect critical data and technology systems could materially affect our operations

        Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, processing transactions and reporting financial results, resulting in the unintentional disclosure of customer or our information, or damage to our reputation. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and operating results.

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

        We depend on the continued employment and performance of our senior executives and other key members of management. If any of these individuals resigns or becomes unable to continue in his or her present role and is not adequately replaced, our business operations and our ability to implement our growth strategies could be materially disrupted. We generally do not have employment agreements with, and we do not maintain any "key person" life insurance for, any of our executive officers.

Conflicts, military actions, terrorist attacks and general instability throughout the world, and in particular in certain energy-producing nations, along with increased security regulations related to our industry, could adversely affect our business.

        Conflicts, military actions and terrorist attacks have precipitated global economic instability and turmoil in world financial markets. Current regional tensions and conflicts in energy-producing nations, including continuing instability in Iran, ongoing military action in Iraq, and other conflicts have caused, and may cause further, increases in raw material costs, particularly natural gas and crude oil based feedstocks, which are used in our operations. The uncertainty surrounding the threat of further armed hostilities, military action or acts of terrorism may impact any or all of our physical facilities and operations, which are located in North America, Europe, Australia, Asia, Africa, South America and the Middle East, or those of our suppliers or customers. Furthermore, the resulting economic disruption caused by such events may result in reduced demand from our customers for our products.

        A military action or terrorist attack that impacts any of our facilities, or the facilities of our suppliers or customers, could have a material adverse effect on our business. In addition, a number of governments have begun regulatory processes that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

If our subsidiaries do not make sufficient distributions to us, then we will not be able to make payment on our debts.

        Our debt is generally the exclusive obligation of Huntsman International and our guarantor subsidiaries. Because a significant portion of our operations are conducted by non-guarantor subsidiaries, our cash flow and our ability to service indebtedness, including our ability to pay the interest on our debt when due and principal of such debt at maturity, are dependent to a large extent upon cash dividends and distributions or other transfers from such non-guarantor subsidiaries. Any payment of dividends, distributions, loans or advances by our non-guarantor subsidiaries to us could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and any restrictions imposed by the current and future debt instruments of our non-guarantor subsidiaries. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries' earnings.

        Our subsidiaries are separate and distinct legal entities and, except for our guarantor subsidiaries, have no obligation, contingent or otherwise, to pay any amounts due on our debt or to make any funds available for those amounts, whether by dividends, loans, distributions or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries that are not guarantors upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of notes to realize proceeds from the sale of their assets, will be structurally subordinated to the claims of that subsidiary's creditors, including trade creditors and holders of debt issued by that subsidiary.

Climate change poses both regulatory and physical risks that could adversely impact our results of operations.

        In addition to the possible direct economic impact that climate change could have on us, climate change mitigation programs and regulation could significantly increase our costs. Energy costs are a significant component of our overall costs, and climate change regulation may result in significant increases in energy costs. Specifically, our costs could increase if energy companies pass on increased costs to their customers, such as costs resulting from carbon taxes, emission cap and trade programs or renewable portfolio standards. For specific details, see individual risk factors listed above.

RISKS RELATED TO OUR COMMON STOCK AND DEBT SECURITIES

Our stock price has been and may continue to be subject to large fluctuations.

        We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of actual performance. The following factors could affect our stock price:

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

Shares available for future sale may cause our common stock price to decline, which may negatively impact the trading price of our common stock.

        Sales of substantial numbers of additional shares of our common stock, or the perception that such sales could occur, may cause prevailing market prices for shares of our common stock to decline.

We have the ability to issue additional equity securities, which would lead to further dilution of our issued and outstanding common stock.

        The issuance of additional equity securities would result in dilution of then-existing stockholders' equity interests in us. Our certificate of incorporation authorizes our Board of Directors, without stockholder approval, to establish one or more series of preferred stock and to determine, with respect to any series of preferred stock, the number of shares in that series and the terms, rights and limitations of that series. If we issue convertible notes or convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest. Our Board of Directors has no present intention of issuing any such convertible instruments, but reserves the right to do so in the future. In addition, we may issue additional shares of common stock under our equity incentive plans.

Certain provisions contained in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, limit your ability to sell our common stock at a price higher than the current market value.

        Certain provisions contained in our certificate of incorporation and bylaws, such as a classified Board of Directors, limitations on stockholder proposals at meetings of stockholders and the inability of stockholders to call special meetings and certain provisions of Delaware law, could make it more difficult for a third party to acquire control of our Company, even if some of our stockholders considered such a change of control to be beneficial. Our certificate of incorporation also authorizes our Board of Directors to issue preferred stock without stockholder approval. Therefore, our Board of Directors could elect to issue preferred stock that has special voting or other rights that could make it even more difficult for a third party to acquire us, which may reduce or eliminate your ability to sell our common stock at a price higher than the current market value.

The declaration of dividends by our Company is subject to the discretion of our Board of Directors and limitations under Delaware law, and there can be no assurance that we will continue to pay dividends.

        Over the past three years we have paid quarterly dividends on our common stock. The declaration of dividends by our Company is subject to the discretion of our Board of Directors. Our Board of Directors takes into account such matters as general business conditions, our financial results, expected liquidity and capital expenditure requirements, contractual, legal or regulatory restrictions on the payment of dividends, the effect on our debt ratings and such other factors as our Board of Directors may deem relevant, and we can provide no assurance that we will continue to pay dividends on our common stock. In addition, Delaware law contains certain restrictions on a company's ability to pay cash dividends and we can provide no assurance that those restrictions will not prevent us from paying a dividend in future periods.

Jon M. Huntsman, through direct and indirect ownership of our common stock and through certain voting arrangements, may be deemed to control approximately 20% of our outstanding common stock, and he may have the ability to substantially impact the outcome of matters voted on by our stockholders.

        Jon M. Huntsman, through direct and indirect ownership of our common stock and through certain voting arrangements, may be deemed to control approximately 20% of our outstanding common stock. Through his interests, he may have the ability to substantially impact:

  •
  the election of the members of the Board of Directors of our Company;

  •
  the outcome of matters submitted to our stockholders for approval, including amendments to our certificate of incorporation, mergers, consolidations and the sale of all or substantially all of our assets; and

  •
  any potential change in control of our Company.

We may purchase a portion of our debt securities.

        We may from time to time seek to repurchase or redeem a portion of our debt securities in open market purchases, privately negotiated transactions, tender offers or otherwise. Any such repurchases or redemptions and the timing and amount thereof would depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Such transactions could impact the market for our debt securities and negatively affect our liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2009, we did not have any unresolved comments from the staff of the SEC.

ITEM 2.    PROPERTIES

        We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and in many foreign countries. Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our material owned or leased properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility
Salt Lake City, Utah	Corporate and Other	Executive Offices
The Woodlands, Texas(1)	Various	Operating Headquarters, Global Technology Center

Location	Business Segment	Description of Facility
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(4), Aniline(4), Polyols and Maleic Anhydride Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
Shanghai, China	Polyurethanes	MDI Finishing Facilities, Global Technology Center
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility
Deerpark, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House, Global Technology Center
Thane (Maharashtra), India(1)	Polyurethanes	Polyurethane Systems House
Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samuprakam, Thailand(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Obninsk, Russia(4)	Polyurethanes	Polyurethanes Systems House
Dammam, Saudi Arabia(5)	Polyurethanes	Polyurethane Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility/ Polyurethane Systems House
Wilton, U.K.	Polyurethanes	Aniline and Nitrobenzene Manufacturing Facilities
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines and PO Manufacturing Facilities
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain	Advanced Materials	Resins and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Chennai, India(6)	Advanced Materials	Resins and Synthesis Facility
Bad Saeckingen, Germany(1)	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Sadat City, Egypt	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials	Formulating Facility
Panyu, China(1)(7)	Advanced Materials	Formulating and Synthesis Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Istanbul, Turkey(1)	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Basel, Switzerland(1)	Advanced Materials and Textile Effects	Technology Center, Advanced Materials headquarters and Textile Effects Synthesis Facility
Panyu, China(1)(7)	Textile Effects	Formulating and Synthesis Facility and Technology Center
Langweid am Leich, Germany(1)	Textile Effects	Formulating Facility
Schweizerhalle, Switzerland(1)	Textile Effects	Formulating Facility
Charlotte, North Carolina(1)	Textile Effects	Formulating Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Effects	Synthesis Facility
Atotonilquillo, Mexico	Textile Effects	Synthesis Facility

Location	Business Segment	Description of Facility
High Point, North Carolina(1)	Textile Effects	Technology Center
Baroda, India	Textile Effects	Synthesis Facility
Gandaria, Indonesia	Textile Effects	Formulating Facility
Qingdao, China	Textile Effects	Synthesis Facility
Fraijanes, Guatemala(1)	Textile Effects	Formulating Facility
Bogota, Colombia(1)	Textile Effects	Formulating Facility
Gateway West, Singapore(1)	Textile Effects and Performance Products	Textile Effects Headquarters and Performance Products Regional Headquarters
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia	Performance Products	Surfactant/EG Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France(1)	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Melbourne, Australia	Performance Products	Research Facility
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility
Lake Charles, Louisiana(8)	Pigments	Titanium Dioxide Manufacturing Facility
West Footscray, Australia(9)	Corporate and Other	Styrenics Manufacturing Facility

(1)
Leased land and/or building.

(2)
The Geismar facility is owned as follows: we own 100% of the MDI, polyol and maleic anhydride facilities, and Rubicon LLC, a consolidated manufacturing joint venture with Chemtura Corporation in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon LLC is a separate legal entity that operates both the assets that we own jointly with Chemtura Corporation and our wholly-owned assets at Geismar.

(3)
50% interest in SLIC, our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies.

(4)
45%-owned unconsolidated manufacturing joint venture with NMG.

(5)
51%-owned manufacturing joint venture with Basic Chemicals Industries Ltd.

(6)
76%-owned manufacturing joint venture with Tamilnadu Petroproducts Limited.

(7)
95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(8)
Owned by Louisiana Pigment Company, L.P. which is owned 50% by us and 50% by Kronos Worldwide.

(9)
Closure of this facility was announced September 2009. All operations on site are expected to cease during the first quarter of 2010.

ITEM 3.    LEGAL PROCEEDINGS

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through December 31, 2009.

        During the year ended December 31, 2009, we settled one Discoloration Claim for which we were fully indemnified. During the year ended December 31, 2008, we paid an insignificant amount in partial settlement of a claim. The one remaining Discoloration Claim unresolved as of December 31, 2009 asserted aggregate damages of approximately €1 million (approximately $1 million). An appropriate liability has been accrued for this claim. Based on our understanding of the merits of this claim and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        In addition, while we can give no assurance that additional Discoloration Claims will not be made in the future, we believe such claims are unlikely. If additional Discoloration Claims were to be made, we have rights under contract to indemnity, including from ICI, and therefore do not believe such claims would have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2009 for costs associated with unasserted Discoloration Claims.

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

Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our fourteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Unresolved at beginning of period	1,140	1,192	1,367
Tendered during period	18	21	21
Resolved during period(1)	20	73	196
Unresolved at end of period	1,138	1,140	1,192

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

        We have never made any payments with respect to these cases. As of December 31, 2009, we had an accrued liability of $16 million relating to these cases and a corresponding receivable of $16 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2009.

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

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Unresolved at beginning of period	43	39	42
Filed during period	3	8	52
Resolved during period	7	4	55
Unresolved at end of period	39	43	39

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil, nil and $3 million during the years ended December 31, 2009, 2008 and 2007, respectively. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2009.

Antitrust Matters

        We have been named as a defendant in civil antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow, and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("polyether polyol products") sold in the United States in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, pending in the United States District Court, District of Kansas. The Kansas court has ruled that plaintiffs may prosecute the Polyether Polyols cases on behalf of a class of all direct purchasers of polyether polyol products in the United States. Bayer has entered into a settlement with the plaintiffs' class and has been dismissed as a defendant. Merits discovery is underway, and trial has been set for May 3, 2011.

        We and the other Polyether Polyol defendants (excluding Bayer) have also been named as defendants in two civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in MDL No. 1616. These cases have been brought by 12 groups of affiliated companies, 73 plaintiffs in all, who allege that between 1994 and 2006 inclusive the Polyether Polyol defendants conspired to fix the prices of polyether polyol products sold in the U.S. and abroad in violation of the Sherman Act, similar laws of several U.S. states, and the laws of the European Union and certain of its member states. We and the other defendants moved to dismiss the opt-out complaints. The Court partially granted the motion to dismiss state law claims and the claims outside the class period. Subsequently, the plaintiffs filed amended complaints and we and the other defendants again filed motions to dismiss their claims outside the class period. On January 25, 2010, the Court granted the defendants' motion to dismiss claims under the laws of the European Union and its member states, but denied our motion to limit the opt-out claims to the class period.

        On November 3, 2009, another group of four direct purchasers that opted out of the class certified in MDL No. 1616 filed an action in the United States District Court, District for New Jersey making nearly identical claims as those made by the other direct purchasers. We expect that it will be consolidated for discovery purposes with the other direct actions in MDL No. 1616.

        Along with Flexsys, Crompton (now Chemtura), Uniroyal, Rhein Chemie Rheinau, and the other Polyether Polyol defendants, we also have been named as a defendant in a civil antitrust suit pending in the Superior Court of California, County of San Francisco, filed on February 15, 2005, that alleges that between 1994 and 2004 the defendants conspired to fix the prices of certain rubber and urethane products sold in California in violation of antitrust and unfair competition laws of California. This case purports to be brought on behalf of a class of all California purchasers of products containing rubber and urethanes products. By agreement of the parties this case has been stayed pending the resolution of MDL No. 1616.

        Along with Dow, BASF, and Lyondell, we have also been named as a defendant in a third amended complaint proposed for filing in an existing civil antitrust suit pending against Bayer and Chemtura in federal district court in Massachusetts. The proposed amended complaint alleges that beginning around 1990 we and the other defendants conspired to fix the prices of MDI, TDI, polyether polyols, and polyester polyols sold throughout the United States in violation of the federal Sherman Act and the laws of various states. The proposed amended complaint seeks to sue on behalf of all indirect purchasers of such products in the United States. The Massachusetts action has been stayed pending plaintiffs' settlement of the previously asserted claims against Bayer and Chemtura. We have filed papers opposing the motion for leave to file the proposed amended complaint adding us as a defendant in that action.

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

        Huntsman International has been named as a defendant in a purported class action civil antitrust suit alleging that it and its co-defendants and other co-conspirators conspired to fix the prices at which titanium dioxide was sold in the U.S. between at least March 1, 2002 and the present. Plaintiffs are seeking injunctive relief, treble damages, costs of suit and attorneys fees. The case was filed February 9, 2010 and is Haley Paint Company v. E.I. Dupont De Nemours and Company, Case No. 1:10-cv-00318-RDB, pending in the United States District Court for the District of Maryland. While we have not yet been served, we intend to defend the case vigorously.

MTBE Litigation

        We are named as a defendant in 18 lawsuits pending in litigation filed between March 23, 2007 and June 24, 2009 in New York federal and state courts alleging liability related to MTBE contamination in groundwater. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, were named as defendants in these and many other cases that were pending in U.S. courts. The plaintiffs in the 18 cases in which we are named are municipal water districts, a regional water supply authority, and municipal corporations that claim that defendants' conduct has caused MTBE contamination of their groundwater. Four cases are pending in the U.S. District court for the Southern District of New York and 14 are pending in the Supreme Court of the state of New York, nine in Nassau county and five in Suffolk county. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. Together with other defendants, we have filed motions to dismiss all of the state court cases. At this time, while we currently have insufficient information to meaningfully assess our potential exposure in these cases, we have joined with a larger group of defendants in an effort to mediate the plaintiffs' claims. Mediation in late 2008 and early 2009 was unsuccessful. A further mediation session was held February 3, 2010 and resulted in a tentative settlement in each of the cases in which we have been named. Our allocated portion of the total settlement amount is not material. We have accrued a liability for these claims equal to our allocated portion of the settlement.

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

        The Memorandum of Understanding is now null and void and of no force and effect because the Merger was not consummated. The Texas action has been voluntarily dismissed, but there has been no further developments in the Delaware actions at this time.

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

        Pursuant to a December 29, 2008 agreement among the parties to the actions referenced above: (1) a mediation was scheduled for February 24-25, 2009, (2) if the disputes were not fully resolved in mediation, the parties would submit all coverage and quantum issues to a three-arbitrator panel in the second half of 2009, with a binding award to be entered by September 30, 2009 (see current status in paragraph below), (3) the Reinsurers paid an additional $40 million on our claim on December 29, 2008 and agreed that all monies paid by the participating Reinsurers on the claim to date are nonrefundable, (4) we waived our noncontractual claims against the Reinsurers, (5) the first action referenced above is stayed pending final resolution and entry of judgment, and (6) the second action referenced above has been dismissed.

        Because the non-binding mediation was not successful, we and the Reinsurers are now participating in binding arbitration which began on November 2, 2009. The binding arbitration is ongoing and further oral arguments have been scheduled in March 2010. Reinsurers responsible for a small percentage of our remaining claim were not parties to the two lawsuits and are not parties to the agreement; thus we may need to pursue actions against them separately for their pro rata shares of the unpaid claim. We have paid our deductible on the claim of $60 million and have been paid $365 million to date by the Reinsurers. Prior to the commencement of the arbitration proceedings, we had claimed an additional approximately $242 million plus interest as presently due and owing and unpaid under the Policy for losses caused by the fire. The arbitration panel has made a preliminary ruling disallowing our claim for interest. In addition, the arbitration panel has made certain preliminary rulings on some of the discrete issues that so far effectively reduce the overall amount we have claimed by approximately $40 million. A final ruling on these and the various other outstanding issues under the claim are not expected until after the oral arguments scheduled in March 2010. For more information, see "Note 25. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our consolidated financial statements.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on November 4, 2009. At that meeting, Peter R. Huntsman, Wayne A. Reaud and Alvin V. Shoemaker were re-elected to serve as Class II directors on our Board of Directors for three-year terms to expire at our annual meeting in 2012 and the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2009 was ratified. In addition, the amendment and restatement of the Huntsman Stock Incentive Plan to, among other things, increase the number of shares reserved for issuance under such plan by 11,000,000 shares and maintain the plan's compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, was approved.

        The following table gives a brief description of each matter voted upon at our 2009 annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions.

Description of Matter		For	Against	Withheld	Abstentions
1.	Election of Class II Directors:
	Peter R. Huntsman	209,934,670	N/A	2,048,499	N/A
	Wayne A. Reaud	208,523,481	N/A	3,459,688	N/A
	Alvin V. Shoemaker	208,236,671	N/A	3,746,498	N/A
2.	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2009	208,901,785	2,920,827	N/A	160,557
3.	Approval of the amendment and restatement of the Huntsman Stock Incentive Plan to, among other things, increase the number of shares reserved for issuance under the plan by 11,000,000 shares and maintain the plan's compliance wth Section 162(m) of the Internal Revenue Code of 1986, as amended	141,129,941	14,496,320	N/A	3,214,137

N/A—Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is information concerning our executive officers and significant employees as of the date of this report.

        Jon M. Huntsman, age 73, is the Executive Chairman of the Board of Directors of our Company. Prior to appointment as Executive Chairman effective February 2009, Mr. Huntsman served as Chairman of the Board of Directors of our Company, a position he had held since our Company was formed. Mr. Huntsman also serves on our Litigation Committee. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as Chief Executive Officer of our Company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute.

        Peter R. Huntsman, age 46, is President, Chief Executive Officer and a Director of our Company. Mr. Huntsman also serves on our Litigation Committee. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries.

        J. Kimo Esplin, age 47, is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as Chief Financial Officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        James R. Moore, age 65, is Executive Vice President and General Counsel and Secretary. Prior to his appointment to this position in January 2010, Mr. Moore served as our Vice President and Deputy General Counsel since 2003. Prior to that, Mr. Moore served as Vice President and Chief Environmental Counsel from 2002 to 2003 and Senior Environmental Counsel from 1998 to 2002. From 1989 until joining our Company in 1998, Mr. Moore was a partner at the Seattle law firm of Perkins Coie. Mr. Moore also previously served as a trial attorney with the U.S. Department of Justice, an assistant U.S. Attorney and Regional Counsel, Region 10, of the U.S. Environmental Protection Agency.

        Daniele Ferrari, age 48, is Division President, Performance Products. Mr. Ferrari was appointed to this position in June 2009. Prior to this appointment, Mr. Ferrari served as Vice President, Performance Products EMEA from 2003 to June 2009. He also served as European Business Director, Performance Products Intermediates and Managing Director, Huntsman Surface Sciences Italy from 2001 to 2003 and Business Manager, Polyurethanes Intermediates from 1997 to 2001. Prior to joining Huntsman in 1997, Mr. Ferrari worked for ICI and Agip Petroli (Eni group).

        Andre Genton, age 50, is Division President, Advanced Materials. Prior to his appointment to this position in February 2009, Mr. Genton served as Vice President & Global Operating Officer for our Advanced Materials business since November 2006. From January 2005 to November 2006, he served as Vice President Design & Composites Engineering for our Advanced Materials business. From June 2003 to January 2005 he served as Vice President Global Structural Composites for our Advanced

Materials business. Prior to joining Huntsman in 2003, Mr. Genton held a variety of positions with Vantico (formerly a part of Ciba).

        Anthony P. Hankins, age 52, is Division President, Polyurethanes. Mr. Hankins was appointed to this position in March 2004. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes business, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes business, and from March 1998 to September 2000, he served as Vice President—Asia Pacific for our Polyurethanes business. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme, age 53, is Division President, Textile Effects. Mr. Hulme was appointed to this position in February 2009. From June 2003 to February 2009, Mr. Hulme served as Division President, Materials and Effects. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        Simon Turner, age 46, is Division President, Pigments. Prior to his appointment to this position in November 2008, Mr. Turner served as Senior Vice President, Pigments since April 2008. From September 2004 to April 2008 Mr. Turner served as Vice President of Global Sales and from July 1999 to September 2004, he held positions including General Manager Co-Products and Director Supply Chain and Shared Services. Prior to joining Huntsman in July 1999, Mr. Turner held various positions with ICI.

        Ronald W. Gerrard, age 50, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Mr. Gerrard was appointed to this position in June 2009. Prior to this appointment, Mr. Gerrard served as Vice President, Global Operations and Technology in our Polyurethanes business from May 2004 to June 2009. From 1999 to May 2004, Mr. Gerrard served as Vice President, Asia; Business Director, Flexible Foams; and Director, EHS and Engineering, also within our Polyurethanes business. Prior to joining Huntsman in 1999, Mr. Gerrard had worked for ICI and for EVC, a joint venture between ICI and Enichem. Mr. Gerrard is a Chartered Engineer.

        Brian V. Ridd, age 52, is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        R. Wade Rogers, age 44, is Senior Vice President, Global Human Resources. Mr. Rogers has held this position since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

        Russ R. Stolle, age 47, is Senior Vice President and Deputy General Counsel. Mr. Stolle was appointed to this position in January 2010. From October 2006 to January 2010, Mr. Stolle served as our Senior Vice President, Global Public Affairs and Communications, from November 2002 to October 2006, he served as Vice President and Deputy General Counsel, from October 2000 to November 2002 he served as Vice President and Chief Technology Counsel and from April 1994 to October 2000 he served as Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker & Botts.

        L. Russell Healy, age 54, is Vice President and Controller. Mr. Healy has served in this capacity since April 2004. From August 2001 to April 2004, Mr. Healy served as Vice President, Finance, from July 1999 to July 2001, he served as Vice President and Finance Director for Huntsman International, and from October 1995 to June 1999, he served as Vice President, Tax. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche, LLP. Mr. Healy is a Certified Public Accountant and holds a master's degree in accounting.

        Sean Douglas, age 45, is our Vice President, Corporate Development since December 2009. Mr. Douglas served as Vice President and Treasurer from 2002 to December 2009, Vice President, Finance from July 2001 to 2002 and Vice President, Administration from January 1997 to July 2001. Mr. Douglas is a Certified Public Accountant and, prior to joining Huntsman in 1990, worked for the accounting firm of Price Waterhouse.

        Kevin C. Hardman, age 46, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche, LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

        John R. Heskett, age 41, is Vice President, Treasury and Planning. Mr. Heskett has held this position since December 2009. From September 2008 until October 2009, Mr. Heskett served as a Vice President at Boart Longyear Limited, a publicly-listed exploration drilling services and products company. Mr. Heskett previously served as Vice President, Corporate Development and Investor Relations for our Company from August 2004 until September 2008 and was appointed Vice President, Corporate Development in 2002. Mr. Heskett also served as Assistant Treasurer for our Company and several of our subsidiaries. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

        Steven C. Jorgensen, age 41, is Vice President of Internal Audit and Controls. Mr. Jorgensen was appointed to this position effective May 2007. Mr. Jorgensen joined Huntsman in May 2004 as Director of Internal Controls and in May 2005 was appointed as Director of Internal Audit and Controls. Prior to joining Huntsman, Mr. Jorgensen was Vice President and Audit Manager with General Electric Consumer Finance, and prior to that he was an audit Senior Manager with the accounting firm of Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant and holds a masters degree in accounting.

        Kurt D. Ogden, age 41, is Vice President, Investor Relations. Prior to his appointment to this position in February 2009, Mr. Ogden served as Director, Corporate Finance since October 2004. Prior to joining Huntsman in 2004, Mr. Ogden held various positions with Hillenbrand Industries, Pliant Corporation and Huntsman Chemical Corporation. Mr. Ogden is a Certified Public Accountant and holds a master's degree in business administration.

        Maria Csiba-Womersley, age 52, is Vice President and Chief Information Officer. Ms. Csiba-Womersley was appointed to this position effective September 2006. Ms. Csiba-Womersley served as Global eBusiness Director from 2004 to 2006 and also served as our Director of Global IT Planning and Security. Previously, Ms. Csiba-Womersley was a Regional Polymer Sales Manager, a Business Director for Polypropylene and Director of Polymer Logistics. Ms. Csiba-Womersley joined Huntsman in 1997.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

        Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of February 11, 2010, there were approximately 180 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $11.87 per share.

        The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2009
First Quarter	$3.82	$2.04
Second Quarter	7.30	3.06
Third Quarter	9.85	4.95
Fourth Quarter	11.57	7.68

Period	High	Low
2008
First Quarter	$25.71	$22.35
Second Quarter	23.95	9.81
Third Quarter	14.48	7.01
Fourth Quarter	14.50	2.82

DIVIDENDS

        The following tables represent dividends on common stock for our Company for the years ended December 31, (dollars in millions, except per share payment amounts):

2009
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2009	March 16, 2009	$0.10	$24
June 30, 2009	June 15, 2009	0.10	24
September 30, 2009	September 15, 2009	0.10	24
December 31, 2009	December 15, 2009	0.10	24

Total			$96

2008
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2008	March 14, 2008	$0.10	$23
June 30, 2008	June 16, 2008	0.10	23
September 30, 2008	September 15, 2008	0.10	23
December 31, 2008	December 15, 2008	0.10	24

Total			$93

2007
Payment date	Record date	Per share payment amount	Total amount paid
March 30, 2007	March 15, 2007	$0.10	$22
June 29, 2007	June 15, 2007	0.10	22
September 28, 2007	September 14, 2007	0.10	22
December 31, 2007	December 14, 2007	0.10	22

Total			$88

        On February 8, 2010, our board of directors declared a $0.10 per share cash dividend, payable on March 31, 2010, to stockholders of record as of March 15, 2010.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

        The following table presents shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2009. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	—
November	—	—	—	—
December	79,799	11.49	—	—

Total	79,799	$11.49	—	—

STOCK PERFORMANCE GRAPH

        Information relating to our stock performance graph will be contained in the definitive proxy statement for the annual meeting of our stockholders and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data set forth below presents our historical financial data and the historical financial data of our predecessor Huntsman Holdings, LLC as of and for the dates and periods indicated. You should read the selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and accompanying notes.

Huntsman Corporation
(in millions, except per share amounts)

	Year ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Revenues	$7,763	$10,215	$9,651	$8,731	$8,446
Gross profit	1,068	1,264	1,540	1,422	1,413
Restructuring, impairment and plant closing costs	152	36	42	15	107
Operating (loss) income	(71)	165	537	645	554
Income (expenses) associated with the Terminated Merger and related litigation(a)	835	780	(210)	—	—
Income (loss) from continuing operations	115	479	43	310	(129)
(Loss) income from discontinued operations, net of tax(b)	(9)	117	(217)	(133)	124
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil(c)	6	14	(7)	56	—
Cumulative effect of changes in accounting principle, net of tax(d)	—	—	—	—	(28)
Net income (loss)	112	610	(181)	233	(33)
Net income (loss) attributable to Huntsman Corporation	114	609	(172)	230	(35)
Basic income (loss) per common share(e):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.50	$2.06	$0.23	$1.39	$(0.79)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	(0.04)	0.50	(0.98)	(0.60)	0.57
Extraordinary gain (loss) on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	0.03	0.06	(0.03)	0.25	—
Cumulative effect of changes in accounting principle attributable to Huntsman Corporation common stockholders, net of tax(d)	—	—	—	—	(0.13)

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.49	$2.62	$(0.78)	$1.04	$(0.35)

	Year ended December 31,
	2009	2008	2007	2006	2005
Diluted income (loss) per common share(e):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.49	$2.04	$0.22	$1.32	$(0.79)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	(0.04)	0.50	(0.93)	(0.57)	0.57
Extraordinary gain (loss) on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	0.03	0.06	(0.03)	0.24	—
Cumulative effect of changes in accounting principle attributable to Huntsman Corporation common stockholders, net of tax(d)	—	—	—	—	(0.13)

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.48	$2.60	$(0.74)	$0.99	$(0.35)

Other Data:
Depreciation and amortization	$442	$398	$413	$465	$501
Capital expenditures	189	418	665	550	339
Dividends per share	0.40	0.40	0.40	—	—
Balance Sheet Data (at period end):
Total assets	$8,626	$8,058	$8,166	$8,445	$8,871
Total debt	4,217	3,888	3,574	3,645	4,458
Total liabilities	6,761	6,426	6,313	6,679	7,330

(a)
For information regarding income (expenses) associated with the Terminated Merger and related litigation, see "Note 26. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements.

(b)
(Loss) income from discontinued operations represents the operating results, partial fire insurance settlement gains and loss on disposal of our former U.S. base chemicals business, our former North American polymers business, our former European base chemicals and polymers business and our former TDI business. The U.S. base chemicals business was sold on November 5, 2007, the North American polymers business was sold on August 1, 2007, the European base chemicals and polymers business was sold on December 29, 2006 and the TDI business was sold on July 6, 2005. See "Note 27. Discontinued Operations" and "Note 25. Casualty Losses and Insurance Recoveries" to our consolidated financial statements.

(c)
The extraordinary gain (loss) on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. See "Note 3. Business Combinations—Textile Effects Acquisition" to our consolidated financial statements.

(d)
During the fourth quarter of 2005, we adopted new accounting guidance regarding conditional asset retirement obligations and recorded a charge for the cumulative effect of accounting change, net of tax, of $32 million. Also, in 2005, we accelerated the date for actuarial measurement of our pension and postretirement benefit obligations from December 31 to November 30. The effect of the change in measurement date resulted in a cumulative effect of accounting change credit, net of tax, of $4 million.

(e)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" above, which are located in 27 countries. We employed approximately 11,000 associates worldwide at December 31, 2009.

        We operate in five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. Our Polyurethanes, Advanced Materials, Textile Effects and Performance Products segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions beginning in 2006, we have sold or shutdown substantially all of our Polymers and Base Chemicals operations. We report the results from our former Polymers and Base Chemicals businesses as discontinued operations. See "Note 27. Discontinued Operations" to our consolidated financial statements.

        Growth in our Polyurethanes, Advanced Materials and Textile Effects segments has been driven by the continued substitution of our products for other materials across a broad range of applications, as well as by the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has in recent years resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI. However, new capacity combined with slower global demand has reduced capacity utilization in 2009. In January 2010, we idled our PO/MTBE production facility at Port Neches, Texas for turnaround and inspection. This planned shutdown is expected to last until the end of the first quarter of 2010 and we expect the reduced capacity to negatively impact results of our Polyurethanes segment during the first quarter. Timely startup of this facility is subject to construction and weather delays.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Demand for most of our performance intermediates has grown in line with GDP growth. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, maleic anhydride demand can be cyclical.

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

        For further information regarding sales price and demand trends, see "Results of Operations—Segment Analysis—Current Year vs. Prior Year Decrease" and "Results of Operations—Segment Analysis—Fourth Quarter 2009 vs. Third Quarter 2009 Increase (Decrease)" below.

OUTLOOK

        Sales volumes decreased 6% for the year ended December 31, 2009 compared with 2008, but increased 13% in the fourth quarter of 2009 compared to the prior year. We are encouraged by recent trends in underlying demand. We expect demand in Asia to continue to be robust. Furthermore, we expect demand in the U.S. to recover in conjunction with the construction and automotive markets. We are uncertain as to demand recovery in certain of our markets in Europe. We expect that raw materials and energy costs could rise in the future but we expect to pass those costs increases on to our customers. However, in certain product lines it could take up to 90 to 120 days to do so. We will continue to make efforts to exercise operational discipline and maximize the manufacturing efficiency of our facilities. We also have a number of innovative products in our current portfolio and in development that address energy concerns that we expect to provide long term benefits.

RECENT DEVELOPMENTS

        For a discussion of recent developments, see "—Item 1. Business—Recent Developments" above

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations for the years ended December 31, 2009, 2008 and 2007 (dollars in millions):

Huntsman Corporation

				Percent Change
	Year Ended December 31,
				2009 vs 2008	2008 vs 2007
	2009	2008	2007
Revenues	$7,763	$10,215	$9,651	(24)%	6%
Cost of goods sold	6,695	8,951	8,111	(25)%	10%

Gross profit	1,068	1,264	1,540	(16)%	(18)%
Operating expenses	987	1,063	961	(7)%	11%
Restructuring, impairment and plant closing costs	152	36	42	322%	(14)%

Operating (loss) income	(71)	165	537	NM	(69)%
Interest expense, net	(238)	(263)	(286)	(10)%	(8)%
Loss on accounts receivable securitization program	(23)	(27)	(21)	(15)%	29%
Equity in income of investment in unconsolidated affiliates	3	14	13	(79)%	8%
Loss on early extinguishment of debt	(21)	(1)	(2)	NM	(50)%
Income (expenses) associated with the Terminated Merger and related litigation	835	780	(210)	7%	NM
Other income	—	1	—	NM	NM

Income from continuing operations before income taxes	485	669	31	(28)%	NM
Income tax (expense) benefit	(370)	(190)	12	95%	NM

Income from continuing operations	115	479	43	(76)%	NM
(Loss) income from discontinued operations (including gain (loss) on disposal of $1 in 2009, $11 in 2008 and ($340) in 2007), net of tax	(9)	117	(217)	NM	NM
Extraordinary gain (loss) on the acquisition of a business, net tax of nil	6	14	(7)	(57)%	NM

Net income (loss)	112	610	(181)	(82)%	NM
Net loss (income) attributable to noncontrolling interests	2	(1)	9	NM	NM

Net income (loss) attributable to Huntsman Corporation	114	609	(172)	(81)%	NM
Interest expense, net	238	263	286	(10)%	(8)%
Income tax expense (benefit) from continuing operations	370	190	(12)	95%	NM
Income tax (benefit) expense from discontinued operations	(6)	69	(140)	NM	NM
Depreciation and amortization	442	398	413	11%	(4)%

EBITDA(1)	$1,158	$1,529	$375	(24)%	308%

Net cash provided by (used in) operating activities	$1,104	$767	$(52)	44%	NM
Net cash (used in) provided by investing activities	(205)	(489)	200	(58)%	NM
Net cash provided by (used in) financing activities	184	230	(269)	(20)%	NM

Huntsman International

				Percent Change
	Year Ended December 31,
				2009 vs 2008	2008 vs 2007
	2009	2008	2007
Revenues	$7,763	$10,215	$9,651	(24)%	6%
Cost of goods sold	6,678	8,934	8,095	(25)%	10%

Gross profit	1,085	1,281	1,556	(15)%	(18)%
Operating expenses	976	1,062	961	(8)%	11%
Restructuring, impairment and plant closing costs	152	36	42	322%	(14)%

Operating (loss) income	(43)	183	553	NM	(67)%
Interest expense, net	(240)	(264)	(287)	(9)%	(8)%
Loss on accounts receivable securitization program	(23)	(27)	(21)	(15)%	29%
Equity in income of investment in unconsolidated affiliates	3	14	13	(79)%	8%
Loss on early extinguishment of debt	(21)	(1)	(3)	NM	(67)%
Other income	—	1	—	NM	NM

(Loss) income from continuing operations before income taxes	(324)	(94)	255	245%	NM
Income tax (expense) benefit	(85)	2	(41)	NM	NM

(Loss) income from continuing operations	(409)	(92)	214	345%	NM
(Loss) income from discontinued operations (including gain (loss) on disposal of $1 in 2009, $11 in 2008 and ($351) in 2007), net of tax	(9)	117	(228)	NM	NM
Extraordinary gain (loss) on the acquisition of a business, net of tax	6	14	(7)	(57)%	NM

Net (loss) income	(412)	39	(21)	NM	NM
Net loss (income) attributable to noncontrolling interests	2	(1)	9	NM	NM

Net (loss) income attributable to Huntsman International LLC	(410)	38	(12)	NM	NM
Interest expense, net	240	264	287	(9)%	(8)%
Income tax expense (benefit) from continuing operations	85	(2)	41	NM	NM
Income tax (benefit) expense from discontinued operations	(6)	69	(140)	NM	NM
Depreciation and amortization	420	374	391	12%	(4)%

EBITDA(1)	$329	$743	$567	(56)%	31%

Net cash provided by operating activities	$420	$39	$57	977%	(32)%
Net cash (used in) provided by investing activities	(212)	(314)	8	(32)%	NM
Net cash provided by (used in) financing activities	619	213	(169)	191%	NM

        For each of our Company and Huntsman International, the following tables set forth certain items of income (expense) included in EBITDA (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2009	2008	2007
Foreign exchange gains (losses)—unallocated	$16	$(31)	$(12)
Loss on early extinguishment of debt	(21)	(1)	(2)
Loss on accounts receivable securitization program	(23)	(27)	(21)
Legal and contract settlement expense, net	—	—	(6)
Amounts included in discontinued operations	(15)	186	(324)
Gain on sale of businesses/assets, net	1	1	73
Income (expenses) associated with the Terminated Merger and related litigation	835	780	(210)
Extraordinary gain (loss) on the acquisition of a business	6	14	(7)
Restructuring, impairment and plant closing costs:
Polyurethanes	(2)	—	—
Advanced Materials	(13)	(1)	(1)
Textile Effects	(6)	(24)	(24)
Performance Products	—	(1)	(1)
Pigments	(53)	(4)	(3)
Corporate and Other	(78)	(6)	(13)

Total restructuring, impairment and plant closing costs	(152)	(36)	(42)

Total	$647	$886	$(551)

Huntsman International

	Year ended December 31,
	2009	2008	2007
Foreign exchange gains (losses)—unallocated	$16	$(31)	$(12)
Loss on early extinguishment of debt	(21)	(1)	(3)
Loss on accounts receivable securitization program	(23)	(27)	(21)
Legal and contract settlement expense, net	—	—	(6)
Amounts included in discontinued operations	(15)	186	(335)
Gain on sale of businesses/assets, net	1	1	73
Extraordinary gain (loss) on the acquisition of a business	6	14	(7)
Restructuring, impairment and plant closing costs:
Polyurethanes	(2)	—	—
Advanced Materials	(13)	(1)	(1)
Textile Effects	(6)	(24)	(24)
Performance Products	—	(1)	(1)
Pigments	(53)	(4)	(3)
Corporate and Other	(78)	(6)	(13)

Total restructuring, impairment and plant closing costs:	(152)	(36)	(42)

Total	$(188)	$106	$(353)

NM—Not meaningful

(1)
EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income taxes, depreciation and amortization.

  We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, cash flow from operations or other measures of performance as defined by GAAP. Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

  We believe that net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, and to net cash provided by (used in) operations (dollars in millions):

  Huntsman Corporation

				Percent change
	Year Ended December 31,
				2009 vs 2008	2008 vs 2007
	2009	2008	2007
EBITDA(1)	$1,158	$1,529	$375	(24)%	308%
Depreciation and amortization	(442)	(398)	(413)	11%	(4)%
Interest expense, net	(238)	(263)	(286)	(10)%	(8)%
Income tax (expense) benefit from continuing operations	(370)	(190)	12	95%	NM
Income tax benefit (expense) from discontinued operations	6	(69)	140	NM	NM

Net income (loss) attributable to Huntsman Corporation	114	609	(172)	(81)%	NM
Net (loss) income attributable to noncontrolling interests	(2)	1	(9)	NM	NM

Net income (loss)	112	610	(181)	(82)%	NM
Extraordinary (gain) loss on the acquisition of a business, net of tax	(6)	(14)	7	(57)%	NM
Equity in income of investment in unconsolidated affiliates	(3)	(14)	(13)	(79)%	8%
Depreciation and amortization	442	398	413	11%	(4)%
(Gain) loss on disposal of businesses/assets, net	(2)	6	269	NM	(98)%
Noncash restructuring, impairment and plant closing costs	13	7	15	86%	(53)%
Loss on early extinguishment of debt	21	1	2	NM	(50)%
Noncash interest expense	22	2	5	NM	(60)%
Deferred income taxes	231	202	(203)	14%	NM
Net unrealized (gain) loss on foreign currency transactions	(26)	4	(9)	NM	NM
Noncash gain on partial fire insurance settlement	—	(135)	—	NM	NM
Other, net	41	40	28	3%	43%
Changes in operating assets and liabilities	259	(340)	(385)	NM	(12)%

Net cash provided by (used in) operating activities	$1,104	$767	$(52)	44%	NM

  Huntsman International

				Percent change
	Year Ended December 31,
				2009 vs 2008	2008 vs 2007
	2009	2008	2007
EBITDA(1)	$329	$743	$567	(56)%	31%
Depreciation and amortization	(420)	(374)	(391)	12%	(4)%
Interest expense, net	(240)	(264)	(287)	(9)%	(8)%
Income tax benefit (expense) from continuing operations	(85)	2	(41)	NM	NM
Income tax benefit (expense) from discontinued operations	6	(69)	140	NM	NM

Net (loss) income attributable to Huntsman International LLC	(410)	38	(12)	NM	NM
Net (loss) income attributable to noncontrolling interests	(2)	1	(9)	NM	NM

Net (loss) income	(412)	39	(21)	NM	NM
Extraordinary (gain) loss on the acquisition of a business, net of tax	(6)	(14)	7	(57)%	NM
Equity in income of investment in unconsolidated affiliates	(3)	(14)	(13)	(79)%	8%
Depreciation and amortization	420	374	391	12%	(4)%
(Gain) loss on disposal of businesses/assets, net	(2)	6	269	NM	(98)%
Noncash restructuring, impairment and plant closing costs	13	7	15	86%	(53)%
Loss on early extinguishment of debt	21	1	3	NM	(67)%
Noncash interest expense	39	2	5	NM	(60)%
Deferred income taxes	68	26	(150)	162%	NM
Net unrealized (gain) loss on foreign currency transactions	(26)	4	(9)	NM	NM
Noncash gain on partial fire insurance settlement	—	(135)	—	NM	NM
Other, net	37	41	28	(10)%	46%
Changes in operating assets and liabilities	271	(298)	(468)	NM	(36)%

Net cash provided by operating activities	$420	$39	$57	977%	(32)%

        NM—Not Meaningful

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        For the year ended December 31, 2009, net income attributable to Huntsman Corporation was $114 million on revenues of $7.8 billion compared with a net income attributable to Huntsman Corporation of $609 million on revenues of $10.2 billion for 2008. For the year ended December 31, 2009, the net loss attributable to Huntsman International LLC was $410 million on revenues of $7.8 billion compared with net income attributable to Huntsman International LLC of $38 million on revenues of $10.2 billion for 2008. The decrease of $495 million in net income attributable to Huntsman Corporation and the increase of $448 million in net loss attributable to Huntsman International LLC was the result of the following:

  •
  Revenues for the year ended December 31, 2009 decreased by $2,452 million, or 24%, as compared with 2008 due principally to lower average selling prices and sales volumes in all of our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2009 decreased by $196 million each, or 16% and 15%, respectively, as compared with 2008. Lower gross profit in our Advanced Materials, Textile Effects, Performance Products and Pigments segments was offset somewhat by higher gross profit in our Polyurethanes segment. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2009 decreased by $76 million and $86 million, or 7% and 8%, respectively, as compared with 2008. Operating expenses decreased by $40 million due to the impact of translating foreign currency amounts to the U.S. dollar as the U.S. dollar strengthened versus other relevant currencies. Also contributing to lower operating expenses was a $25 million increase in foreign exchange gains ($13 million of gains in 2009 as compared with $12 million of losses in 2008) and cost reduction efforts in response to the worldwide economic slowdown.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2009 increased to $152 million from $36 million in 2008. For more information concerning restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our net interest expense and the net interest expense of Huntsman International for the year ended December 31, 2009 decreased by $25 million and $24 million or 10% and 9%, respectively, as compared with 2008. This decrease was primarily due to lower average interest rates.

  •
  Income associated with the Terminated Merger and related litigation for the year ended December 31, 2009 consisted primarily of an $868 million gain related to the Texas Bank Litigation Settlement Agreement, offset in part by litigation-related professional fees and employee retention bonuses of $33 million. Income associated with the Terminated Merger and related litigation for the year ended December 31, 2008 consisted primarily of $765 million related to the net proceeds from the Apollo Settlement Agreement and the recognition of the $100 million deferred credit related to the 2007 reimbursement of the $200 million termination fee paid to Basell pursuant to the Basell Merger Agreement (the "Basell Termination Fee"), offset in part by Merger-related directors, legal and professional fees. See "Note 26. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements.

  •
  During the year ended December 31, 2009, we recorded a loss on early extinguishment of debt of $21 million related primarily to the July 23, 2009 redemption of our 11.625% senior secured notes due October 2010, and the August 3, 2009 redemption of our 11.5% senior notes due July

    2012. For more information regarding these redemptions, see "Note 13. Debt—Secured Notes," and "Note 13. Debt—Senior Notes" to our consolidated financial statements.

  •
  Our income tax expense increased by $180 million to an expense of $370 million for the year ended December 31, 2009 as compared with an expense of $190 million for 2008. Huntsman International's income tax expense increased by $87 million to an expense of $85 million for the year ended December 31, 2009 as compared with a benefit of $2 million for 2008. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our tax expense increased largely due to income recognized pursuant to the Apollo Settlement Agreement in connection with the Merger and current year tax expense associated with the establishment of valuation allowances of $149 million, primarily in the U.K., partially offset by a tax benefit of $73 million related to the worthless stock deduction for the investment in the Australia styrenics business and a tax benefit of $38 million related to recognizing a tax benefit for operating losses in certain jurisdictions with valuation allowances and current other comprehensive income. Huntsman International's tax expense increased largely due to the establishment of valuation allowances of $159 million, primarily in the U.K., partially offset by the tax benefit related to the worthless stock deduction for the investment in the Australia styrenics business and a tax benefit of $39 million related to recognizing a tax benefit for operating losses in certain jurisdictions with valuation allowances and current other comprehensive income. For further information concerning taxes, see "Note 18. Income Taxes" to our consolidated financial statements.

  •
  During the year ended December 31, 2009, we recorded an after tax loss from discontinued operations of $9 million related primarily to legal costs incurred in connection with the ongoing arbitration of the fire insurance claim on our former Port Arthur, Texas olefins manufacturing plant and the settlement of product exchange liabilities. During the year ended December 31, 2008, we recorded after tax income from discontinued operations of $117 million related principally to a $175 million gain on partial fire insurance settlement and to sales and use tax settlements and post-closing adjustments associated with our former base chemicals and polymers businesses. See "Note 27. Discontinued Operations" and "Note 25. Casualty Losses and Insurance Recoveries" to our consolidated financial statements.

  •
  During the years ended December 31, 2009 and 2008, we recorded an extraordinary gain on the acquisition of a business, net of tax, of $6 million and $14 million, respectively, related primarily to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements. See "Note 3. Business Combinations" to our consolidated financial statements.

Segment Analysis

        During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two different segments—our Advanced Materials segment and our Textile Effects segment. All segment information in this report has been restated to reflect this change.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31,
			Percent Change
	2009	2008
Revenues
Polyurethanes	$3,005	$4,055	(26)%
Advanced Materials	1,059	1,492	(29)%
Textile Effects	691	903	(23)%
Performance Products	2,090	2,703	(23)%
Pigments	960	1,072	(10)%
Corporate and Other	99	159	(38)%
Eliminations	(141)	(169)	(17)%

Total	$7,763	$10,215	(24)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$384	$382	1%
Advanced Materials	59	149	(60)%
Textile Effects	(64)	(33)	94%
Performance Products	260	278	(6)%
Pigments	(24)	17	NM
Corporate and Other	558	550	1%

Subtotal	1,173	1,343	(13)%
Discontinued Operations	(15)	186	NM

Total	$1,158	$1,529	(24)%

Huntsman International
Segment EBITDA
Polyurethanes	$384	$382	1%
Advanced Materials	59	149	(60)%
Textile Effects	(64)	(33)	94%
Performance Products	260	278	(6)%
Pigments	(24)	17	NM
Corporate and Other	(271)	(236)	15%

Subotal	344	557	(38)%
Discontinued Operations	(15)	186	NM

Total	$329	$743	(56)%

	Average Selling Price	Sales Volumes
Current Year vs. Prior Year Decrease
Polyurethanes(1)	(22)%	(5)%
Advanced Materials	(6)%	(25)%
Textile Effects(1)	(5)%	(20)%
Performance Products(1)	(21)%	(3)%
Pigments(1)	(5)%	(6)%
Fourth Quarter 2009 vs. Third Quarter 2009 Increase (Decrease)
Polyurethanes(1)	9%	(11)%
Advanced Materials	3%	(2)%
Textile Effects(1)	2%	7%
Performance Products(1)	5%	1%
Pigments(1)	6%	(12)%

(1)
Excludes revenues and sales volumes from tolling arrangements and bi-products.

NM—Not Meaningful

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the year ended December 31, 2009 as compared to 2008 was primarily due to overall lower average selling prices and lower MDI sales volumes. Average MDI selling prices decreased primarily due to competitive pressures, lower raw material costs and the effects of the movement of the U.S. dollar against the Euro. MDI sales volumes decreased due to lower demand in major European and Americas markets as a result of the worldwide economic slowdown. MTBE sales volumes increased relative to 2008, which was impacted by the 2008 U.S. Gulf Coast storms, while average selling prices decreased in response to lower raw material costs. The slight increase in EBITDA in the Polyurethanes segment was primarily the result of higher MTBE sales volumes and margins as well as the negative effects in 2008 from the U.S. Gulf Coast storms which were offset somewhat by lower MDI sales volumes and margins.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the year ended December 31, 2009 compared to 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased across all regions as a result of the worldwide economic slowdown. In addition, customers in our formulations and specialty components businesses depleted inventory over several quarters. Average selling prices in our base resins business decreased in response to lower raw material costs while average selling prices in our formulations and specialty components markets decreased as a result of changes in product mix, competitive pressures in our structural components for the ski, automotive and wind generation businesses, and the strength of the U.S. dollar against major European currencies. The decrease in EBITDA was primarily due to lower sales volumes and higher restructuring costs, partially offset by lower raw material and operating costs. During the years ended December 31, 2009 and 2008, our Advanced Materials segment recorded restructuring and plant closing charges of $13 million and $1 million, respectively. For more information concerning restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the year ended December 31, 2009 compared to 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand for apparel and home textile products in all regions, as well as specialty textiles products in the Americas and Europe as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of a shift in sales mix from Europe to Asia and the Middle East. The decrease in EBITDA was primarily due to lower sales volumes and lower contribution margins as selling prices decreased more than the reduction in raw material and energy costs, offset in part by lower selling, general and administrative costs and lower restructuring costs. During the years ended December 31, 2009 and 2008, our Textile Effects segment recorded restructuring and plant closing charges of $6 million and $24 million, respectively. For more information concerning restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Performance Products

        For the year ended December 31, 2009, Performance Products segment revenues decreased due to lower sales volumes and lower selling prices when compared to 2008. Sales volumes decreased primarily from lower demand for almost all product lines as a result of the worldwide economic slowdown. The decrease in average selling prices was driven principally by lower raw material costs and the strengthening of the U.S. dollar against major European currencies and the Australian dollar. Performance Products segment EBITDA decreased mainly due to the fall in sales volumes and lower equity income partially offset by higher contribution margins as average selling prices fell more slowly than raw material and energy costs.

Pigments

        The decrease in revenues in our Pigments segment for the year ended December 31, 2009 compared to 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand in Europe, North America and Asia as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies, and due to lower average selling prices in Europe, Africa, Latin America and the Middle East in response to weaker demand, partially offset by higher average selling prices in Asia and North America. The decrease in EBITDA in our Pigments segment was primarily due to higher restructuring, impairment and plant closing costs as the impact of lower sales volumes and average selling prices was offset by lower raw materials and operating costs. During the years ended December 31, 2009 and 2008, our Pigments segment recorded restructuring, impairment and plant closing charges of $53 million and $4 million, respectively. For more information concerning restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Corporate and Other—Huntsman Corporation

        Corporate and Other includes the results of our Australian styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, loss on the early extinguishment of debt, income (expenses) associated with the Terminated Merger and related litigation, net income (loss) attributable to noncontrolling interests, unallocated restructuring impairment and plant closing costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the year ended December 31, 2009, EBITDA from Corporate and Other items increased by $8 million to income of $558 million from income of $550 million for 2008. The increase in EBITDA from Corporate and Other for the year ended December 31, 2009 resulted primarily from a $55 million increase in income associated with the Terminated Merger and related litigation ($835 million in 2009 compared to $780 million in 2008). See "Note 26. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements. Additionally, the increase in EBITDA was due to a $47 million increase in unallocated foreign exchange gains ($16 million of gains in 2009 versus $31 million of losses in 2008), a $3 million decrease in net income attributable to noncontrolling interests, and a $4 million reduction in costs associated with our A/R Program ($23 million of costs in 2009 versus $27 million of costs in 2008). These increases to EBITDA were partially offset by higher restructuring charges of $72 million ($78 million in 2009 versus $6 million in 2008) primarily related to the announced closure of our styrenics operations at West Footscray, Australia. For more information concerning restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements. Additionally, EBITDA decreased due to a $20 million increase in costs associated with the early extinguishment of debt ($21 million loss in 2009 compared to $1 million loss in 2008) and an $8 million decrease in the extraordinary gain on the Textile Effects Acquisition ($6 million gain in 2009 compared to $14 million gain in 2008). For more information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations—Textile Effects Acquisition" to our consolidated financial statements.

Corporate and Other—Huntsman International

        Corporate and Other includes the results of our Australian styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, loss on the early extinguishment of debt, net income (loss) attributable to noncontrolling interests, unallocated restructuring, impairment and plant closing costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the year ended December 31, 2009, EBITDA from Corporate and Other items decreased by $35 million to a loss of $271 million from a loss of $236 million for 2008. The decrease in EBITDA primarily resulted from higher restructuring charges of $72 million ($78 million in 2009 versus $6 million in 2008) primarily related to the announced closure of our styrenics operations at West Footscray, Australia. For more information concerning restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements. Additionally, EBITDA decreased due to a $20 million increase in costs associated with the early extinguishment of debt ($21 million loss in 2009 compared to $1 million loss in 2008) and an $8 million decrease in the extraordinary gain on the Textile Effects Acquisition ($6 million gain in 2009 compared to $14 million gain in 2008). For more information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations—Textile Effects Acquisition" to our consolidated financial statements. These decreases in EBITDA were partially offset by higher EBITDA resulting from a $47 million increase in unallocated foreign exchange gains ($16 million of gains in 2009 versus $31 million of losses in 2008), a $3 million decrease in net income attributable to noncontrolling interests, and a $4 million reduction in costs associated with our A/R Program ($23 million of costs in 2009 versus $27 million of costs in 2008).

Discontinued Operations

        The operating results of our former polymers and base chemicals businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of our polymers and base chemicals businesses are included in discontinued operations for all periods presented.

        During the year ended December 31, 2009, we recorded an after tax loss from discontinued operations of $9 million related primarily to legal costs in connection with the fire insurance claim on our former base chemicals business and the revaluation of product exchange liabilities. During the year ended December 31, 2008, we recorded after tax income from discontinued operations of $117 million related principally to a $175 million gain on partial fire insurance settlement and to sales and use tax settlements and post-closing adjustments associated with our former base chemicals and polymers businesses. See "Note 27. Discontinued Operations" and "Note 25. Casualty Losses and Insurance Recoveries" to our consolidated financial statements.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        For the year ended December 31, 2008, net income attributable to Huntsman Corporation was $609 million on revenues of $10.2 billion, compared with a net loss attributable to Huntsman Corporation of $172 million on revenues of $9.7 billion for 2007. For the year ended December 31, 2008 net income attributable to Huntsman International LLC was $38 million on revenues of $10.2 billion compared with a net loss attributable to Huntsman International LLC of $12 million on revenues of $9.7 billion for 2007. The increase of $781 million in net income attributable to Huntsman Corporation and the increase of $50 million in net income attributable to Huntsman International LLC was the result of the following:

  •
  Revenues for the year ended December 31, 2008 increased by $564 million or 6% as compared with 2007 due principally to higher average selling prices in all our segments, partially offset by lower sales volumes in all of our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2008 decreased by $276 million and $275 million, respectively, or 18% each, as compared with 2007. Lower gross profit in our Polyurethanes, Advanced Materials, Textile Effects and Pigments segments was somewhat offset by higher gross profit in our Performance Products segment. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2008 increased by $102 million and $101 million, respectively, or 11% each, as compared with 2007. The increase resulted primarily from a $69 million gain recorded in 2007 in connection with the sale of our former U.S. butadiene and MTBE business and lower insurance recoveries of $11 million. Also contributing to the increase in operating expenses were a $9 million increase in research and development costs and higher overall selling, general and administrative costs, which largely resulted from the weakening of the U.S. dollar.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2008 decreased to $36 million from $42 million in 2007. For more information concerning restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our net interest expense and the net interest expense of Huntsman International for the year ended December 31, 2008 decreased $23 million each, or 8% each, as compared with 2007. This decrease was primarily due to lower average interest rates on borrowings.

  •
  Income (expenses) associated with the Terminated Merger and related litigation for the year ended December 31, 2008 consisted primarily of $765 million related to the net proceeds from the Apollo Settlement Agreement and recognition of the $100 million deferred credit related to the 2007 reimbursement of the $200 million Basell Termination Fee, offset in part by Merger-related directors, legal and professional fees. For the year ended December 31, 2007, the expenses consisted primarily of Merger-related legal fees and the Basell Termination Fee. For more information, see "Note 26. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements.

  •
  Our income tax expense increased by $202 million to an expense of $190 million for the year ended December 31, 2008 as compared with a benefit of $12 million for 2007. Huntsman International's income tax expense decreased by $43 million to a benefit of $2 million for the year ended December 31, 2008 as compared with an expense of $41 million for 2007. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our income tax expense increased largely due to income recognized pursuant to the Apollo Settlement Agreement in connection with the Terminated Merger (including the realization of expenditures considered non-deductible in prior periods), current year tax expense associated with the establishment of valuation allowances compared with prior year benefits associated with the release of valuation allowances partially offset by current year tax benefits from reducing tax contingencies related to the settlement of tax audits. Huntsman International's income tax expense decreased largely due to the decrease in pre-tax earnings, net of the valuation allowance and tax contingencies effects described above. For further information concerning taxes, see "Note 18. Income Taxes" to our consolidated financial statements.

  •
  The income (loss) from discontinued operations represents the operating results, partial fire insurance settlement gains, and impairment and gain (loss) on disposal with respect to each of our U.S. base chemicals business, our North American polymers business, our European base chemicals and polymers business and our TDI business. See "—Segment Analysis" below and "Note 27. Discontinued Operations" and "Note 25. Casualty Losses and Insurance Recoveries" to our consolidated financial statements.

  •
  The extraordinary gain (loss) on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. During the year ended December 31, 2008, we recorded an extraordinary gain on the acquisition of $14 million related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary and a reimbursement by Ciba of certain restructuring costs associated with the acquisition. During the year ended December 31, 2007, we adjusted the preliminary purchase price allocation and finalized post-closing working capital adjustments, resulting in our recording an extraordinary loss on the acquisition of $7 million. See "Note 3. Business Combinations—Textile Effects Acquisition" to our consolidated financial statements.

Segment Analysis

        During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two different segments—our Advanced Materials segment and our Textile Effects segment. All segment information in this report has been restated to reflect this change.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31,
			Percent Change
	2008	2007
Revenues
Polyurethanes	$4,055	$3,813	6%
Advanced Materials	1,492	1,434	4%
Textile Effects	903	985	(8)%
Performance Products	2,703	2,310	17%
Pigments	1,072	1,109	(3)%
Corporate and Other	159	155	3%
Eliminations	(169)	(155)	9%

Total	$10,215	$9,651	6%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$382	$592	(35)%
Advanced Materials	149	158	(6)%
Textile Effects	(33)	41	NM
Performance Products	278	202	38%
Pigments	17	51	(67)%
Corporate and Other	550	(342)	NM

Subtotal	1,343	702	91%
Discontinued Operations	186	(327)	NM

Total	$1,529	$375	308%

Huntsman International
Segment EBITDA
Polyurethanes	$382	$592	(35)%
Advanced Materials	149	158	(6)%
Textile Effects	(33)	41	NM
Performance Products	278	202	38%
Pigments	17	51	(67)%
Corporate and Other	(236)	(150)	57%

Subtotal	557	894	(38)%
Discontinued Operations	186	(327)	NM

Total	$743	$567	31%

	Average Selling Price	Sales Volumes
Current Year-Over-Prior Year Increase (Decrease)
Polyurethanes(1)	8%	(1)%
Advanced Materials	8%	(3)%
Textile Effects(1)	13%	(19)%
Performance Products(1)	29%	(11)%
Pigments(1)	10%	(12)%

(1)
Excludes revenues and sales volumes from tolling arrangements and bi-products.

NM—Not Meaningful

Polyurethanes

        For the year ended December 31, 2008, Polyurethanes segment revenues increased as a result of higher average selling prices, offset in part by reduced sales volumes. Average MDI selling prices increased by 4%, despite a significant decline in average selling prices in Asia during the fourth quarter of 2008, primarily due to global price increase initiatives early in the year in response to higher raw materials costs. Prices also benefited from foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Average selling prices for MTBE increased by 20% due to improved market demand as well as in response to higher raw materials costs, again, despite a significant decline in average selling prices during the fourth quarter of 2008. The decrease in Polyurethanes segment sales volumes was primarily driven by slower growth in the U.S. related to slower construction-related demand and production outages caused by the recent U.S. Gulf Coast storms. Lower sales volumes were also due to lower than expected sales volumes in Asia with Olympic-related production restrictions and a sharp drop in global demand in the fourth quarter of 2008 related to the overall economic slowdown. Segment EBITDA decreased principally on lower margins related to sharply higher raw material and energy costs and the overall effects of the recent U.S. Gulf Coast storms and also on a significant write-down of certain inventories to the lower of cost or market values, all of which more than offset improved average selling prices.

Advanced Materials

        For the year ended December 31, 2008, Advanced Materials segment revenues increased primarily as a result of higher average selling prices, offset in part by lower sales volumes. Average selling prices in our Advanced Materials segment increased mainly as a result of price increase initiatives in certain markets and regions in response to higher raw materials costs and from foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Sales volumes for our Advanced Materials segment decreased primarily as a result of lower demand, mainly in Europe and the U.S., as a consequence of the worldwide economic slowdown. Segment EBITDA decreased primarily as a result of lower contribution margins as lower sales volumes and higher raw materials, energy and manufacturing costs more than offset higher average selling prices, offset in part by lower general and administrative expenses.

Textile Effects

        For the year ended December 31, 2008, Textile Effects segment revenues decreased primarily as a result of lower sales volumes, offset in part by higher average selling prices. Sales volumes for our Textile Effects segment decreased primarily as a result of lower demand for dyes and chemicals in all regions related to the worldwide economic slowdown. Average selling prices increased mainly as a result of price increase initiatives in certain markets and regions in response to higher raw materials costs and from foreign exchange movements as the U.S. dollar weakened against other relevant currencies. EBITDA from our Textile Effects segment decreased due principally to lower sales volumes and lower margins, as higher raw material and energy costs more than offset higher average selling prices. During each of the years ended December 31, 2008 and 2007, our Textile Effects segment recorded restructuring and plant closing charges of $24 million. For more information concerning restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Performance Products

        For the year ended December 31, 2008, Performance Products segment revenues increased primarily due to an increase in average selling prices and higher toll manufacturing revenues, offset by lower sales volumes. Average selling prices rose in response to higher raw material costs and as a result of foreign exchange movements as the U.S. dollar weakened against other relevant currencies. The reduction in sales volumes was primarily due to the conversion of most of our ethylene glycol business to a toll manufacturing operation in 2008 and lower olefin by-product sales. Segment EBITDA increased principally due to expanded margins, as higher average selling prices more than offset increases in raw material and energy costs. The higher margins more than offset increases in plant fixed costs resulting from additional planned maintenance and hurricane repairs.

Pigments

        For the year ended December 31, 2008, Pigments segment revenues decreased primarily as a result of lower sales volumes, offset in part by higher average selling prices in local currencies in all markets and foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Sales volumes were lower primarily due to lower worldwide demand related to the global economic downturn. The positive effect on revenues of the U.S. dollar weakness was substantially offset by its effect on our costs. Segment EBITDA decreased principally due to lower sales volumes and reduced margins resulting from higher raw material and energy costs. During the years ended December 31, 2008 and 2007, our Pigments segment recorded restructuring and plant closing charges of $4 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Corporate and Other—Huntsman Corporation

        Corporate and Other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, net income (loss) attributable to noncontrolling interests, extraordinary gain (loss) on the acquisition of a business, gain on the sale of our former U.S. butadiene and MTBE business, income (expense) associated with the Terminated Merger and related litigation and the operating results of our Australian styrenics business. The increase in EBITDA from Corporate and Other for the year ended December 31, 2008 resulted primarily from a $990 million increase in the income associated with the Terminated Merger and related litigation ($780 million of income recorded in 2008 compared to $210 million of expenses in 2007). See "Note 26. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements. Additionally, for the year ended December 31, 2008, EBITDA was higher by $21 million due to favorable adjustments to the extraordinary gain on acquisition of our Textile Effects business (a $14 million gain recorded in 2008 compared to a $7 million loss in 2007). For more information regarding the extraordinary gain associated with our Textile Effects Acquisition, see "Note 3. Business Combinations—Textile Effects Acquisition" to our consolidated financial statements. These increases in EBITDA were offset somewhat by a $19 million increase in unallocated foreign exchange losses (a loss of $31 million in 2008 compared to a loss of $12 million in 2007), an increase of $14 million in losses from our Australian styrenics business, and a $10 million decrease in net loss attributable to noncontrolling interests. In addition, the increase in Corporate and Other segment EBITDA was offset by an $11 million gain recorded in 2007 in connection with the U.K. Petrochemical Disposition and a $69 million gain recorded in 2007 in connection with the sale of our former U.S. butadiene and MTBE business. See "Note 24. Other Operating (Income) Expense" to our consolidated financial statements.

Corporate and Other—Huntsman International

        Corporate and Other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, net income (loss) attributable to noncontrolling interests, extraordinary gain (loss) on the acquisition of a business, gain on the sale of our former U.S. butadiene and MTBE business and the operating results of our Australian styrenics business. The decrease in EBITDA from Corporate and Other for the year ended December 31, 2008 resulted primarily from a $19 million increase in unallocated foreign exchange losses (a loss of $31 million in 2008 compared to a loss of $12 million in 2007), an increase of $14 million in losses from our Australian styrenics business, and a $10 million decrease in net loss attributable to noncontrolling interests. In addition, Corporate and Other segment EBITDA was lower due to an $11 million gain recorded in 2007 in connection with the U.K. Petrochemical Disposition and a $69 million gain recorded in 2007 in connection with the sale of our former U.S. butadiene and MTBE business. See "Note 24. Other Operating (Income) Expense" to our consolidated financial statements. These decreases in EBITDA were offset somewhat by a $21 million favorable adjustment to the extraordinary gain on acquisition of our Textile Effects business (a $14 million gain recorded in 2008 compared to a $7 million loss in 2007). For more information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Dispositions and Combinations—Textile Effects Acquisition" to our consolidated financial statements.

Discontinued Operations

        The operating results of our former polymers and base chemicals businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of our polymers and base chemicals businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, partial fire insurance settlement gains, and impairment and gain (loss) on disposal with respect to each of our U.S. base chemicals business, our North American polymers business, our European base chemicals and polymers business and our TDI business. See "Note 27. Discontinued Operations" and "Note 25. Casualty Losses and Insurance Recoveries" to our consolidated financial statements.

  Liquidity and Capital Resources

        The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

  Cash Flows for Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

        Net cash provided by operating activities for the years ended December 31, 2009 and 2008 was $1,104 million and $767 million, respectively. The increase in cash provided by operating activities was primarily attributable to settlement proceeds received in connection with the Texas Bank Litigation Settlement Agreement and by a $599 million favorable variance in operating assets and liabilities changes for the year ended December 31, 2009 as compared with 2008. These increases to cash provided by operating activities were offset in part by a decrease in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the year ended December 31, 2009 and 2008 was $205 million and $489 million, respectively. During the years ended December 31, 2009 and 2008, we paid $189 million and $418 million, respectively, for capital expenditures. This reduction in capital expenditures was largely attributable to higher 2008 spending on various projects, including $84 million spent on our maleic anhydride expansion at the Geismar, Louisiana site in 2008 as compared to $26 million in 2009; and $32 million spent on our MDI facility at the Geismar, Louisiana site in 2008. In addition, during 2008, we spent $29 million at our Greatham, U.K. titanium dioxide facility. During the year ended December 31, 2009, we paid $31 million for the Baroda acquisition. See "Note 3. Business Combinations—Baroda Acquisition" to our consolidated financial statements. During the years ended December 31, 2009 and 2008, we received $5 million and $3 million, respectively, from the sale of assets. During the year ended December 31, 2008, we made payments of $29 million related to certain expenditures for the rebuild of our former Port Arthur, Texas facility, resulting in an adjustment to the sales proceeds received in connection with the 2007 U.S. Base Chemicals Disposition. See "Note 27. Discontinued Operations" to our consolidated financial statements. During the year ended December 31, 2008, we contributed $44 million to our ethyleneamines joint venture in Saudi Arabia.

        Net cash provided by financing activities for the years ended December 31, 2009 was $184 million as compared with $230 million of net cash provided by financing activities in 2008. During the year ended December 31, 2009 we issued the 2016 Senior Notes and obtained Term Loan C in connection with the Texas Bank Litigation Settlement Agreement. During this period, we also redeemed in full the $296 million outstanding principal amount 11.625% senior secured notes due October 2010 and the $198 million outstanding principal amount 11.5% senior notes due July 2012. During the year ended December 31, 2008, we issued the Convertible Notes in connection with the Apollo Settlement Agreement. For more information regarding the Convertible Notes, see "—Convertible Notes" below.

  Cash Flows for Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

        Net cash provided by (used in) operating activities for the years ended December 31, 2008 and 2007 was $767 million and $(52) million, respectively. The increase in cash provided by operations was primarily attributable to $765 million of net cash received in connection with the Apollo Settlement Agreement and to a $45 million favorable year-over-year variance in operating assets and liabilities changes, offset in part by lower operating income as described in "—Results of Operations" above.

        Net cash (used in) provided by investing activities for the years ended December 31, 2008 and 2007 was $(489) million and $200 million, respectively. During the years ended December 31, 2008 and 2007, we paid $418 million and $665 million, respectively, for capital expenditures. The capital expenditures for the year ended December 31, 2007 included $157 million spent on our former Port Arthur, Texas facility that was previously damaged by fire and has been sold to Flint Hills Resources. In addition, during 2007, we spent $72 million on our Greatham, U.K. expansion for our Pigments segment as compared with $29 million in 2008. During the years ended December 31, 2008 and 2007, we received $3 million and $850 million, respectively, from the sale of assets. On August 1, 2007, we completed the North American Polymers Disposition for $354 million and on November 5, 2007 we completed the U.S. Base Chemicals Disposition for $415 million. In 2006, we sold the assets comprising our former U.S. butadiene and MTBE business and received the final payment of $70 from that sale in November 2007. During the year ended December 31, 2008, we made $29 million of payments related to certain expenditures to rebuild our former Port Arthur, Texas facility, resulting in an adjustment to the sales proceeds. See "Note 27. Discontinued Operations—U.S. Base Chemicals Business" to our consolidated financial statements. During the year ended December 31, 2008, we contributed $44 million to our ethyleneamines joint venture in Saudi Arabia. During the year ended December 31, 2007, we finalized our post-closing adjustments with respect to the Textile Effects Acquisition, resulting in a reduction to the purchase price of $27 million.

        Net cash provided by financing activities for the year ended December 31, 2008 was $230 million as compared with a use of cash of $269 million in 2007. This increase in net cash provided by financing activities was primarily due to the issuance of the Convertible Notes in connection with the Apollo Settlement Agreement and lower net repayments of debt in 2008 as compared to 2007. For more information regarding the issuance of the Convertible Notes, see "—Convertible Notes" below.

Changes in Financial Condition

        The following information summarizes our working capital (dollars in millions):

	December 31,
			Increase (Decrease)	Percent Change
	2009	2008
Cash and cash equivalents	$1,745	$657	$1,088	166%
Restricted cash	5	5	—	—
Accounts receivable, net	1,019	913	106	12%
Inventories	1,184	1,500	(316)	(21)%
Prepaid expenses	42	45	(3)	(7)%
Deferred income taxes	36	21	15	71%
Other current assets	109	99	10	10%

Total current assets	4,140	3,240	900	28%

Accounts payable	755	747	8	1%
Accrued liabilities	623	617	6	1%
Deferred income taxes	2	36	(34)	(94)%
Current portion of long-term debt	431	205	226	110%

Total current liabilities	1,811	1,605	206	13%

Working capital	$2,329	$1,635	$694	42%

        Our working capital increased by $694 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $1,088 million resulted from the matters identified in the consolidated statements of cash flows.

  •
  The increase in accounts receivable of $106 million was mainly due to higher sales during the fourth quarter of 2009 and lower amounts outstanding under our A/R Program.

  •
  Inventories decreased by $316 million mainly due to lower inventory quantities resulting from improved inventory management and lower inventory costs.

  •
  The increase in the current portion of long-term debt of $226 million was primarily a result of the current classification at December 31, 2009 of the Convertible Notes that were repurchased on January 11, 2010.

Debt and Liquidity

        Our direct debt and guarantee obligations consist of the following: our Convertible Notes; our guarantees of certain debt of HPS (our Chinese MDI joint venture); our guarantee of certain debt of the Arabian Amines Company; certain indebtedness incurred from time to time to finance certain insurance premiums; and our guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under our U.S. A/R Program.

        Substantially all of our other debt has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Senior Credit Facilities

        All of our Senior Credit Facilities are obligations of Huntsman International. As of December 31, 2009, our Senior Credit Facilities consisted of (i) the $650 million Revolving Facility; (ii) a $1,524 million term loan B facility ("Term Loan B"); and (iii) the $500 million ($444 million carrying value) Term Loan C (collectively with Term Loan B, the "Dollar Term Loans").

        As of December 31, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $33 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in August 2010, Term Loan B matures in 2014 and Term Loan C matures in 2016; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        Our Senior Credit Facilities are subject to a single financial covenant (the "Leverage Covenant"), which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into a waiver (the "Waiver") with respect to the Leverage Covenant. The Leverage Covenant, as amended pursuant to the Waiver, requires that the maximum senior secured leverage ratio does not exceed 5.00 to 1.00.

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

        The Waiver is effective from April 16, 2009 through June 30, 2010. However, we may consent to terminate the Waiver in conjunction with a proposed amendment to the Revolving Facility we are currently seeking. In that event, the senior secured leverage ratio would return to 3.75 to 1.00.

        As consideration for the Waiver, Huntsman International agreed to increase the interest paid on borrowings under the Revolving Facility by 225 basis points from LIBOR plus 1.75% to LIBOR plus 4.00% and to increase the applicable unused fee by 25 basis points from 0.50% to 0.75%. In addition, during the wavier period, Huntsman International agreed not to:

  •
  request a borrowing under the Revolving Facility during the next succeeding fiscal quarter if compliance with the senior secured leverage ratio, as agreed to in the Waiver, is not met in any fiscal quarter;

  •
  repay or make any payment of principal or interest under the Intercompany Note (defined below) if there are outstanding borrowings under the Revolving Facility or to reduce the principal amount outstanding under the Intercompany Note to less than $525 million; and

  •
  make any restricted payments in an aggregate amount greater than the sum of $100 million plus Available Equity Proceeds (as defined in the agreement governing our Senior Credit Facilities (the "Credit Agreement") received by Huntsman International.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 4%, LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. However, the applicable interest rate of Term Loan B is subject to a reduction to LIBOR plus 1.5% upon achieving certain secured leverage ratio thresholds.

        As of December 31, 2009, the weighted average interest rate on the Senior Credit Facilities was approximately 2.1%. Our obligations under the Senior Credit Facilities are guaranteed by our guarantor subsidiaries (each a "Guarantor" and collectively the "Guarantors"), which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of or our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between various of our subsidiaries.

Secured Notes

        On July 23, 2009, we redeemed in full all of our $296 million 11.625% senior secured notes due October 2010. The total redemption payment, excluding accrued interest, was $305 million, which included principal of $296 million and a call premium of approximately $9 million. In connection with this redemption, we recognized a loss on early extinguishment of debt of $11 million.

Senior Notes

        On August 3, 2009, we redeemed in full all of our $198 million 11.5% senior notes due July 2012. The total redemption payment, excluding accrued interest, was $204 million, which included principal of $198 million and a call premium of $6 million. In connection with this redemption, we recognized a loss on early extinguishment of debt of $10 million.

2016 Senior Notes

        Pursuant to the Texas Bank Litigation Settlement Agreement, we entered into the Note Purchase Agreement with the Banks, pursuant to which the Banks purchased $600 million aggregate principal amount of the 2016 Senior Notes.

        The 2016 Senior Notes are senior unsecured obligations and are guaranteed by certain subsidiaries named as Guarantors.

        As of December 31, 2009, we had outstanding $600 million ($434 million carry value) of the 2016 Senior Notes with an effective interest rate at issuance of 11.73%. In June 2009, these liabilities were measured at fair value upon initial recognition. We used primarily the income approach to determine the fair value of these instruments. Fair value represents the present value of estimated future cash flows calculated using interest rates that were available to us for issuance of debt with similar terms, adjusted for differences in remaining maturity using relevant debt yield curves.

        The 2016 Senior Notes bear interest at the rate of 5.5% per year payable semi-annually in June and in December of each year. The 2016 Senior Notes will mature on June 30, 2016. We may redeem the 2016 Senior Notes in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption. The 2016 Senior Notes are governed by an indenture imposing certain limitations on Huntsman International's ability to, among other things, incur additional indebtedness; pay dividends or make certain other restricted payments; enter into certain transactions with affiliates; create dividend or other payment restrictions affecting restricted subsidiaries; merge or consolidate with any other person; sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets; or adopt a plan of liquidation.

        Upon the occurrence of certain change of control events, holders of the 2016 Senior Notes will have the right to require that we purchase all or a portion (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of such holder's 2016 Senior Notes in cash pursuant to the offer described by us, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Subordinated Notes

        As of December 31, 2009, we had outstanding $175 million of 7.375% senior subordinated notes due 2015 and €135 million (approximately $194 million) of 7.5% senior subordinated notes due 2015 (the "2015 Subordinated Notes"). The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount plus accrued interest, declining ratably to par on and after January 1, 2013.

        As of December 31, 2009, we had outstanding €400 million (approximately $574 million) of 6.875% senior subordinated notes due 2013 (the "2013 Subordinated Notes") and $347 million aggregate principal amount ($351 million book value) of our 7.875% senior subordinated notes due 2014 (the "2014 Subordinated Notes"). The 2013 Subordinated Notes are currently redeemable at 105.156% of the principal amount plus accrued interest, declining ratably to par on or after November 15, 2012. The 2014 Subordinated Notes are redeemable on or after November 15, 2010 at 103.938% of the principal amount plus accrued interest, declining ratably to par on or after November 15, 2012.

        Interest on the 2015 Subordinated Notes is payable semiannually in January and July of each year. Interest on the 2013 Subordinated Notes and the 2014 Subordinated Notes is payable semiannually in November and May of each year. All of our subordinated notes are unsecured. The indentures governing our subordinated notes contain covenants relating to, among other things, the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions. Our subordinated notes are guaranteed by the Guarantors. The indentures also contain provisions requiring us to offer to repurchase the notes upon a change of control.

Convertible Notes

        As of December 31, 2009, we had outstanding $250 million of Convertible Notes ($236 million carrying value). On January 11, 2010, we repurchased the entire $250 million principal amount of the Convertible Notes from Apollo and its affiliates for approximately $382 million. The Convertible Notes were issued to Apollo in December 2008 as part of the Apollo Settlement Agreement. The Convertible Notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders. As a result of the repurchase of the Convertible Notes, we will record a loss on early extinguishment of debt in the first quarter of 2010 in the amount of approximately $146 million. The carrying value of $236 million relating to the Convertible Notes was classified as current as of December 31, 2009.

Other Debt

        We maintain a $25 million European overdraft facility that is a demand facility used for the working capital needs of our European subsidiaries. As of December 31, 2009 and 2008, we had nil and $16 million U.S. dollar equivalents, respectively, in borrowings outstanding under the European overdraft facility. We also maintain other foreign overdraft facilities used for working capital needs.

        HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans. As of December 31, 2009, HPS had $20 million outstanding in U.S. dollar borrowings and 606 million in RMB borrowings (approximately $89 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2009, the interest rate was approximately 1% for U.S. dollar borrowings, 5.3% for RMB term loan borrowings and 4.9% for RMB working capital loans. The term loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments (which began on June 30, 2007). We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has met certain conditions. The conditions outstanding include completion of the building and equipment mortgage registrations, which are progressing as planned, and maintaining a debt service coverage ratio of at least 1.5:1 at the time such registrations are completed. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes.

        As of December 31, 2009, HPS has a loan facility for the purpose of discounting commercial drafts with recourse. The facility has a stated capacity for discounting up to CNY700 million (approximately $103 million) and drafts are discounted using a discount rate of the three-month SHIBOR plus 2.2%. As of December 31, 2009 the all-in discount rate was 4.0%. As of December 31, 2009, HPS has discounted with recourse CNY363 million (approximately $53 million) of commercial drafts, all of which is included in current portion of long-term debt. While the facility has a maturity of July 2010, the lender has the right to accept or reject drafts presented for discounting.

        Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$38 million (approximately $34 million) as of December 31, 2009, all of which is included in the current portion of long term debt. These facilities are nonrecourse to us and bear interest at the Australian index rate plus a margin of 2.4%. As of December 31, 2009, the interest rate for these facilities was 6.5%. The Australian credit facilities mature in May 2010.

        We finance certain insurance premiums and, as of December 31, 2009 and 2008, we had outstanding notes payable in the amount of $18 million and $23 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.

        In connection with the Baroda acquisition, a portion of the purchase price was funded through local financing and from liquidity available from our subsidiaries located in India. See "Note 3. Business Combinations." As of December 31, 2009, our Indian entities had combined debt outstanding of approximately $20 million (U.S. dollar equivalents). This debt is comprised of various facilities including approximately $9 million (U.S. dollar equivalents) in working capital facilities that are callable on demand and a five year term loan facility of approximately $11 million (U.S. dollar equivalents). See "Note 3. Business Combinations."

        On June 30, 2008, our subsidiary, Huntsman (UK) Limited, entered into a $125 million short term committed revolving credit facility maturing on June 28, 2009. In connection with an amendment to our prior accounts receivable securitization program ("Prior A/R Program") on November 13, 2008, we terminated this short term revolving credit facility of which nothing was drawn. See "Note 16. Securitization of Accounts Receivable."

Notes Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2009, under an existing promissory note (the "Intercompany Note"), we have loaned $550 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $25 million of the outstanding amount is classified as current as of December 31, 2009 on the accompanying consolidated balance sheets. As of December 31, 2009, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility). Subject to the conditions of the Waiver, with our consent, the principal and accrued interest outstanding under the Intercompany Note may also be forgiven, capitalized or satisfied with any alternate form of consideration.

Compliance with Covenants

        Our management believes that we are in compliance with the covenants contained in the agreements governing our debt instruments, including Huntsman International's Senior Credit Facilities, Huntsman International's A/R Programs and the indentures governing Huntsman International's notes.

        We have only one financial covenant under Huntsman International's Senior Credit Facilities—the Leverage Covenant which applies to Huntsman International's $650 million Revolving Facility. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into the Waiver with respect to the Leverage Covenant. The Leverage Covenant, as amended pursuant to the Waiver, requires that the Secured Leverage Ratio does not exceed 5.00 to 1.00. Huntsman International may consent to terminating the Waiver in conjunction with a proposed amendment to the Revolving Facility we are currently seeking. In that event, the Secured Leverage Ratio would return to 3.75 to 1.00.

        If in the future Huntsman International is not able to meet the Secured Leverage Ratio, unless we obtain an amendment or waiver (as to which we can provide no assurance), then, for so long as we did not meet the Secured Leverage Ratio, we would not have access to the liquidity otherwise available under our Revolving Facility. If we fail to meet the Secured Leverage Ratio at a time when we had loans or letters of credit outstanding under the Revolving Facility, we would be in default under Huntsman International's Senior Credit Facilities, and, unless we obtain a waiver or forbearance with respect to such default (as to which we can provide no assurance), we could be required to pay off the balance of the Senior Credit Facilities in full and would not have further access to such facilities.

        Our A/R Programs consist of two facilities: the $250 million U.S. A/R Program and the €225 (approximately $323 million) EU A/R Program. The agreements governing the U.S. A/R Program and the agreements governing the EU A/R Program also contain certain financial covenants. Any material failure to meet the applicable A/R Programs covenants in the future could lead to an event of default under the A/R Programs, which could require us to cease our use of such facilities. Under these circumstances, unless any default was remedied or waived, we would likely lose the ability to obtain financing with respect to our trade receivables. A material default under the A/R Programs would also constitute an event of default under Huntsman International's Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of the Senior Credit Facilities.

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2009, we had $2,510 million of combined cash and unused borrowing capacity, consisting of $1,750 million in cash and restricted cash, $617 million in availability under our Revolving Facility, $25 million in availability under our European overdraft facility and $118 million in availability under our A/R Programs.

        During 2009, we received settlement proceeds pursuant to the Texas Bank Litigation Settlement Agreement, including $632 million of cash (that included reimbursement of $12 million of our litigation costs). In addition, Huntsman International received $600 million for the 2016 Senior Notes and

$500 million pursuant to the Term Loan C financing. See "Note 26. Income (Expenses) Associated with the Terminated Merger and Related litigation" to our consolidated financial statements.

        On July 23, 2009, Huntsman International redeemed in full all of its $296 million 11.625% senior secured notes due October 2010. The total redemption payment, excluding accrued interest was $305 million, which included principal of $296 million and a call premium of $9 million. On August 3, 2009, Huntsman International redeemed in full all of its $198 million 11.5% senior notes due July 2012. The total redemption payment, excluding accrued interest was $204 million, which included principal of $198 million and a call premium of $6 million. The total redemption payments, excluding accrued interest, were a combined total of $509 million, including principal of $494 million and call premiums of approximately $15 million.

        For the year ended 2009, we paid cash taxes in the amount of $155 million primarily related to the Texas Bank Litigation settlement.

        Excluding the impact of the Texas Bank Litigation settlement, related taxes and the resulting redemptions of our notes in 2009, our liquidity as of December 31, 2009—comprised of cash and unused borrowing capacity—increased $136 million compared to December 31, 2008 in spite of the impact of the worldwide recession on earnings. This was largely due to effective working capital management, reduced capital expenditures and minimal scheduled debt maturities.

        During 2010, we expect to spend between $250 million and $275 million for capital expenditures. We expect to fund capital expenditures through a combination of available cash and cash flows from operations.

        Our liquidity can be significantly impacted by various factors. Concerning changes in working capital components for the year ended December 31, 2009, our accounts receivable and inventory, net of accounts payable, decreased by approximately $298 million, as reflected in our consolidated statement of cash flows. Our inventories decreased by $351 million largely as a result of improved inventory management efforts and reduced inventory costs. In addition, during the year ended December 31, 2009, amounts outstanding under the A/R Program decreased by $192 million (from $446 million as of December 31, 2008 to $254 million as of December 31, 2009). The reduction in amounts outstanding under the A/R Program was largely due to our decreased need to utilize the program as a result of our significant cash balances. We expect volatility in our working capital components to continue.

        On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased operation of the West Footscray styrene plant on January 5, 2010 and we expect to complete the subsequent closure of our polystyrene and expandable polystyrene plants during the first quarter of 2010. During 2009, we recorded closure costs of approximately $63 million ($25 million primarily in severance, $8 million of contract termination costs and a $30 million preliminary estimate of environmental remediation costs) and expect to incur other closure related costs of approximately $7 million in 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The closure costs are expected to be funded as they are incurred over the next several years, with severance costs to be paid primarily in 2010. For a discussion of restructuring, impairment and plant closing costs, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

        On April 29, 2006, we experienced fire damage at our Port Arthur, Texas facility. This facility has been subsequently rebuilt and sold. In connection with this fire damage, we have received partial insurance proceeds to date of $365 million. Binding arbitration to settle this claim began on November 2, 2009. The binding arbitration is ongoing and further oral arguments have been scheduled in March 2010. Prior to the commencement of the arbitration proceedings, we had claimed an additional approximately $242 million plus interest as presently due and owing and unpaid under the

Policy for losses caused by the fire. The arbitration panel has made a preliminary ruling disallowing our claim for interest. In addition, the arbitration panel has made certain preliminary rulings on some of the discrete issues that so far effectively reduce the overall amount we have claimed by approximately $40 million. A final ruling on these and the various other outstanding issues under the claim are not expected until after the oral arguments scheduled in March 2010. Collections on this insured loss, if any, will represent additional income from discontinued operations for us upon final settlement, and will be used to repay secured debt in accordance with relevant provisions of our debt agreements. See "Note 19. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 25. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our consolidated financial statements.

        During the year ended December 31, 2009, we made contributions to our pension and postretirement benefit plans of $152 million. During 2010, we expect to contribute approximately $124 million to these plans.

        As of December 31, 2009, we currently have $431 million classified as current portion of debt which consists of certain scheduled term payments and various short term facilities, including but not limited to our HPS draft discounting facility in China with $53 million outstanding, our Australian credit facilities with $34 million outstanding and certain other short term facilities totaling $48 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the current period. In addition, on January 11, 2010 we redeemed the entire $250 million principal amount ($236 million carrying value) of our outstanding Convertible Notes for approximately $382 million. The carrying value of $236 million relating to the Convertible Notes was classified as current as of December 31, 2009. See "Note 13. Debt—Convertible Notes" to our consolidated financial statements.

        Our $650 million Revolving Facility matures in August 2010. As of December 31, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $33 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. We are currently seeking to amend our Revolving Facility to, among other things, reduce the committed availability to $300 million and extend the maturity to four years from the date of the amendment. No assurance can be given that we will obtain these amendments.

        Due to our ample liquidity in 2009, the effect of the current credit environment has been limited with regards to our need to access the credit markets. In addition, we have actively managed our credit exposure to ensure minimal credit losses during the recent economic environment.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2009 are summarized below (dollars in millions):

	2010	2011 - 2012	2013 - 2014	After 2014	Total
Long-term debt, including current portion	$431	$102	$2,450	$1,229	$4,212
Interest(1)	201	383	301	101	986
Operating leases	46	77	63	63	249
Purchase commitments(2)	582	332	138	74	1,126

Total(3)(4)	$1,260	$894	$2,952	$1,467	$6,573

(1)
Interest calculated using interest rates as of December 31, 2009 and contractual maturity dates.

(2)
We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2010. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2009 pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows (dollars in millions):

	2010	2011 - 2012	2013 - 2014	5-Year Average Annual
Pension plans	$112	$317	$295	$119
Other postretirement obligations	12	24	23	10
(4)
The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make a reasonably reliable estimate of the timing and amount to be paid. For additional discussion on unrecognized tax benefits, see "Note 18. Income Taxes" to our consolidated financial statement.

Off-Balance Sheet Arrangements

Receivables Securitization

        For a discussion of our A/R Programs, see "Note 15. Securitization of Accounts Receivable" to our consolidated financial statements. Upon adoption of new accounting guidance in 2010, we believe that the receivables transferred into the A/R Programs will no longer meet the criteria for derecognition and amounts outstanding will be accounted for as secured borrowings.

Guarantees

        Our unconsolidated Saudi Joint Venture obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents) of which $181 million, including bridge loans, was drawn and outstanding as of December 31, 2009. We have provided certain guarantees of approximately $14 million for these commitments and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

        We also guarantee certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Legal Proceedings

        For a discussion of legal proceedings, see "Note 19. Commitments and Contingencies—Legal Matters" to our consolidated financial statements.

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 20. Environmental, Health and Safety Matters" to our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        For a discussion of recently issued accounting pronouncements, see "Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements" to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements. Our significant accounting policies are summarized in "Note 2. Summary of Significant Accounting Policies" to our consolidated financial statements. Summarized below are our critical accounting policies:

Fair Value

        Pursuant to the Texas Bank Litigation Settlement Agreement, on June 22, 2009, Huntsman International entered into an amendment of its Senior Credit Facilities that created Term Loan C with a $500 million principal amount and also issued $600 million aggregate principal amount of 2016 Senior Notes. In accordance with accounting guidance regarding fair value measurements, we recorded the Term Loan C and the 2016 Senior Notes in our accounting records at fair values of $439 million and $425 million, respectively, upon initial recognition in June 2009.

        We primarily used the income approach to determine the fair value of these instruments. Fair value represents the present value of estimated future cash flows calculated using interest rates that were available to us for issuance of debt with similar terms, adjusted for differences in remaining maturity using relevant debt yield curves.

        Management used judgment with respect to assumptions used in estimating the fair values of the Term Loan C and the 2016 Senior Notes. The effect of the following changes in certain key assumptions is summarized as follows (dollars in millions):

Assumptions	Balance Sheet Impact(1)
Effective market yield
—1% increase	$(45)
—1% decrease	47

(1)
Estimated increase (decrease) to June 2009 fair values of Term Loan C and 2016 Senior Notes

        Pursuant to the Apollo Settlement Agreement, on December 23, 2008, we issued $250 million of our Convertible Notes to Apollo affiliates under the Note Purchase Agreement. In accordance with accounting guidance regarding fair value measurements, we recorded these Convertible Notes in our accounting records at a fair value of $235 million upon initial recognition in December 2008. As previously noted, we repurchased these notes on January 11, 2010.

        We primarily used the income approach to determine the fair value of the Convertible Notes. Fair value is based on the present value of estimated future cash flows, calculated using management's best estimates of key assumptions including relevant interest rates, expected share volatility, dividend yields, and the probabilities associated with certain features of the Convertible Notes. We also used the market approach to assess comparables and corroborate the fair value determined using the income approach.

        Management used judgment with respect to assumptions used in estimating the fair value of the Convertible Notes. The effect of the following changes in certain key assumptions is summarized as follows (dollars in millions):

Assumptions	Balance Sheet Impact(1)
Expected volatility
—10% increase	$6
—10% decrease	(7)
Effective market yield
—1% increase	(6)
—1% decrease	6

(1)
Estimated increase (decrease) to December 31, 2008 fair value of Convertible Notes

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

        Revenue arrangements that contain multiple deliverables, which relate primarily to the licensing of technology, are evaluated in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

Inventories

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average cost methods for different components of inventory. Market is determined based on net realizable value for finished goods inventories and replacement cost for raw materials and work-in-process inventories. In periods of declines in the selling prices of our finished products, inventory carrying values may exceed the net realizable value upon sale, resulting in a lower of cost or market charge. We evaluate the need for a lower of cost or market adjustment to inventories based on the period-end selling prices of our finished products.

Long-Lived Assets

        The useful lives of our property, plant and equipment are estimated based upon our historical experience, engineering estimates and industry information and are reviewed when economic events indicate that we may not be able to recover the carrying value of the assets. The estimated lives of our property range from 3 to 33 years and depreciation is recorded on the straight-line method. Inherent in our estimates of useful lives is the assumption that periodic maintenance and an appropriate level of annual capital expenditures will be performed. Without on-going capital improvements and maintenance, the productivity and cost efficiency declines and the useful lives of our assets would be shorter.

        Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2009, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for the year ended December 31, 2009 would have been approximately $27 million less or $31 million greater, respectively.

        We are required to evaluate our plant assets whenever events indicate that the carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups that are largely independent of the cash flows of other asset groups to their carrying values. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. In connection with our asset evaluation policy, we reviewed all of our long-lived assets for indicators that the carrying value may not be recoverable and determined that such indicators did not exist as of December 31, 2009.

Goodwill

        We test our goodwill for impairment at least annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill has been assigned to reporting units for purposes of impairment testing. Currently, substantially all of our goodwill balance relates to our Advanced Materials reporting unit.

        Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. The estimated fair values of our reporting units are dependent on several significant assumptions including, among others, market information, operating results, earnings projections and anticipated future cash flows.

        We tested goodwill for impairment at the beginning of the third quarter of 2009 as part of the annual impairment testing procedures and determined that no goodwill impairment existed. The results of our annual impairment testing indicated the excess of fair value of our Advanced Materials reporting unit over its carrying value was approximately $600 million.

        In the first half of 2009, our market capitalization was below the net book value of our Company. We have evaluated the movement in our stock price as it relates to the fair values of our reporting units. Based on this evaluation, we determined that we did not have a triggering event that would require an interim goodwill impairment test. As of December 31, 2009, our market capitalization was well in excess of the net book value of our Company.

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Also in connection with the Textile Effects Acquisition, we recorded liabilities for workforce reduction, non-cancelable lease termination costs and demolition, decommissioning and other restructuring costs. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. While management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the initial estimate, management's estimates on a project-by-project basis have not varied to a material degree. For further discussion of our restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

        We do not provide for income taxes or benefits on the undistributed earnings of our non-U.S. subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

        We adopted new accounting guidance regarding uncertainty in income taxes on January 1, 2007, the cumulative effect of which was not significant. This new accounting guidance clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make many assumptions and judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

Employee Benefit Programs

        We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., the Netherlands, Belgium and Switzerland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in the consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected return on assets, discount rates, compensation increases, mortality rates and health care costs trends. These assumptions are disclosed in "Note 17. Employee Benefit Plans" to our consolidated financial statements.

        Management, with the advice of its actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(25)	$(391)
—1% decrease	29	457
Expected return on assets
—1% increase	(10)	—
—1% decrease	10	—
Rate of compensation increase
—1% increase	20	116
—1% decrease	(18)	(110)

(1)
Estimated increase (decrease) on 2009 net periodic benefit cost

(2)
Estimated increase (decrease) on December 31, 2009 pension and postretirement liabilities and accumulated other comprehensive (loss) income

Environmental Reserves

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental damage may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information, see "Note 20. Environmental, Health and Safety Matters" to our consolidated financial statements.

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

        All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. Changes in the fair value of the hedge in the net investment of certain international operations are recorded in other comprehensive income, to the extent effective. The effectiveness of a cash flow hedging relationship is established at the inception of the hedge, and after inception we perform effectiveness assessments at least every three months. A derivative designated as a cash flow hedge is determined to be effective if the change in value of the hedge divided by the change in value of the hedged item is within a range of 80% to 125%. Hedge ineffectiveness in a cash flow hedge occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction. For a derivative that does not qualify or has not been designated as a hedge, changes in fair value are recognized in earnings.

INTEREST RATE RISKS

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

        On December 9, 2009, we entered into a five-year year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of this contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap were recorded in accumulated other comprehensive (loss) income. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2009, the fair value of the hedge was $1 million and is recorded in other noncurrent assets.

        In addition, on January 14, 2010 we entered into five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of this contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap were recorded in accumulated other comprehensive (loss) income. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate.

        Interest rate contracts were recorded as a component of other noncurrent assets and liabilities as of December 31, 2009. The effective portion of the changes in the fair value of the swap were recorded in accumulated other comprehensive (loss) income. As of December 31, 2009, the fair value was not considered significant. As of December 31, 2009 and 2008, we had contracts with an aggregate notional amount of $61 million and $13 million, respectively.

        For the years ended December 31, 2009 and 2008, the changes in accumulated other comprehensive (loss) income associated with cash flow hedging activities were not considered significant.

        During 2010, interest expense of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

        A one-percentage-point change in interest rates would not have a significant impact on our outstanding interest rate hedge.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2009, we had approximately $100 million notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. A one-percentage-point change in foreign exchange rates would not have a significant impact on these foreign exchange contracts.

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. During the first quarter of 2009, any remaining contracts matured and the realized gains (losses) recorded in the consolidated statements of operations were not considered significant. As of December 31, 2008, these contracts had a notional amount of approximately $9 million and were designated as cash flow hedges. As of December 31, 2008, the fair value of these contracts was not considered significant. For the year ended December 31, 2008, the effective portion of the changes in the fair value was not significant with ineffectiveness of $1 million recorded as a decrease in sales, $1 million recorded as a reduction in cost of sales and a foreign currency loss of $1 million.

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $153 million of LIBOR floating rate debt payments for €116 million of EURIBOR floating rate debt payments. This swap was not designated as a hedge for financial reporting purposes. For the years ended December 31, 2008 and 2007, we recorded a foreign currency gain (loss) on this swap of $21 million and ($17) million, respectively, in the consolidated statements of operations.

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $96 million of LIBOR floating rate debt payments for €71 million of EURIBOR floating rate debt payments. This swap was designated as a hedge of a net investment for financial reporting purposes. We received a cash benefit from the unwind of $3 million in the fourth quarter of 2008. For the years ended December 31, 2008 and 2007, the effective portion of the changes in the fair value of

$14 million and ($8) million, respectively, was recorded as income (loss) in other comprehensive (loss) income, with ineffectiveness of $2 million and nil, respectively, recorded in interest expense in our consolidated statements of operations.

        On July 12, 2007, we unwound a cross currency interest rate swap pursuant to which we had swapped $31 million of 11.0% fixed rate debt for €25 million of 9.4% fixed rate debt. The swap was not designated as a hedge for financial reporting purposes. We recorded an unrealized foreign currency loss on this swap of $2 million in our consolidated statements of operations for the year ended December 31, 2007.

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

        We review our non-U.S. dollar denominated debt to determine the appropriate amounts designated as hedges. As of December 31, 2009, we have designated approximately €325 million (approximately $466 million) of euro-denominated debt as a hedge of our net investment. For the years ended December 31, 2009, 2008 and 2007, the amount of (loss) gain recognized on the hedge of our net investment was $(5) million, $31 million and $(58) million, respectively, and was recorded in other comprehensive income (loss). As of December 31, 2009, we had approximately €957 million (approximately $1,373 million) in net euro assets.

COMMODITY PRICES RISK

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

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31,

2009. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes for our Company and Huntsman International are designed to provide reasonable assurance to management, Huntsman International's Board of Managers and our Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

        Our internal control over financial reporting for our Company and Huntsman International includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2009, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework ("COSO").

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

MANAGEMENT'S PROCESS TO ASSESS THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting for our Company and Huntsman International. We involved employees at all levels of our Company during 2009 in training, performing and evaluating our internal controls.

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

February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 19, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's retrospective application of new accounting guidance related to the presentation of noncontrolling interests in the consolidated financial statements effective January 1, 2009, and for changes in reportable segments that occurred in the first quarter of 2009.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Manager and Members of
Huntsman International LLC and subsidiaries

        We have audited the internal control over financial reporting of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 19, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's retrospective application of new accounting guidance related to the presentation of noncontrolling interests in the consolidated financial statements effective January 1, 2009, and for changes in reportable segments that occurred in the first quarter of 2009.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to our Directors (including identification of our Audit Committee's financial expert(s)) and executive officers is contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to executive compensation and our equity compensation plans is contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to beneficial ownership of our common stock by each Director and all Directors and officers of our Company as a group is contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to certain relationships and related transactions is contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to principal accountant fees and services is contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

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

(b)
Description of exhibits.

Exhibit Index

        Please see the Exhibit Index at the conclusion of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K or incorporated by reference. The following exhibits, also listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Number	Description
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2010

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 19th day of February 2010.

/s/ JON M. HUNTSMAN Jon M. Huntsman Executive Chairman of the Board and Director
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ H. WILLIAM LICHTENBERGER H. William Lichtenberger Chairman of the Nominating and Corporate Governance Committee and Director
/s/ RICHARD MICHAELSON Richard Michaelson Chairman of the Audit Committee and Director
/s/ MARSHA J. EVANS Marsha J. Evans Director
/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ WAYNE A. REAUD Wayne A. Reaud Chairman of the Compensation Committee, Chairman of the Litigation Committee and Director
/s/ NOLAN D. ARCHIBALD Nolan D. Archibald Director
/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International in the capacities indicated on the 19th day of February 2010.

/s/ JON M. HUNTSMAN Jon M. Huntsman Chairman of the Board of Managers and Manager
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President, Chief Financial Officer and Manager (Principal Financial Officer)
/s/ JAMES R. MOORE James R. Moore Executive Vice President, General Counsel, Secretary and Manager
/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Manager (Principal Executive Officer)
/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 17 to the consolidated financial statements, the Company adopted new accounting guidance related to the measurement date of defined benefit pension and other postretirement plans effective January 1, 2008.

        As discussed in Notes 2 and 29 to the consolidated financial statements, such statements have been adjusted for the retrospective application of new accounting guidance related to the presentation of noncontrolling interests in the consolidated financial statements effective January 1, 2009, and for changes in reportable segments that occurred in the first quarter of 2009.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2010

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,745	$657
Restricted cash	5	5
Accounts and notes receivable (net of allowance for doubtful accounts of $56 and $47, respectively)	1,018	905
Accounts receivable from affiliates	1	8
Inventories	1,184	1,500
Prepaid expenses	42	45
Deferred income taxes	36	21
Other current assets	109	99

Total current assets	4,140	3,240
Property, plant and equipment, net	3,516	3,649
Investment in unconsolidated affiliates	250	267
Intangible assets, net	125	153
Goodwill	94	92
Deferred income taxes	138	284
Notes receivable from affiliates	8	9
Other noncurrent assets	355	364

Total assets	$8,626	$8,058

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$730	$731
Accounts payable to affiliates	25	16
Accrued liabilities	623	617
Deferred income taxes	2	36
Current portion of debt	431	205

Total current liabilities	1,811	1,605
Long-term debt	3,781	3,677
Notes payable to affiliates	5	6
Deferred income taxes	289	117
Other noncurrent liabilities	875	1,021

Total liabilities	6,761	6,426
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 237,225,258 and 234,430,334 issued and 234,081,490 and 233,553,515 outstanding as of December 31, 2009 and 2008, respectively	2	2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized	—	—
Additional paid-in capital	3,155	3,141
Unearned stock-based compensation	(11)	(13)
Accumulated deficit	(1,015)	(1,031)
Accumulated other comprehensive loss	(287)	(489)

Total Huntsman Corporation stockholders' equity	1,844	1,610
Noncontrolling interests in subsidiaries	21	22

Total equity	1,865	1,632

Total liabilities and equity	$8,626	$8,058

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2009	2008	2007
Revenues:
Trade sales, services and fees, net	$7,667	$10,051	$9,465
Related party sales	96	164	186

Total revenues	7,763	10,215	9,651
Cost of goods sold	6,695	8,951	8,111

Gross profit	1,068	1,264	1,540
Operating expenses:
Selling, general and administrative	860	882	871
Research and development	145	154	145
Other operating (income) expense	(18)	27	(55)
Restructuring, impairment and plant closing costs	152	36	42

Total expenses	1,139	1,099	1,003

Operating (loss) income	(71)	165	537
Interest expense, net	(238)	(263)	(286)
Loss on accounts receivable securitization program	(23)	(27)	(21)
Equity in income of investment in unconsolidated affiliates	3	14	13
Loss on early extinguishment of debt	(21)	(1)	(2)
Income (expenses) associated with the Terminated Merger and related litigation	835	780	(210)
Other income	—	1	—

Income from continuing operations before income taxes	485	669	31
Income tax (expense) benefit	(370)	(190)	12

Income from continuing operations	115	479	43
(Loss) income from discontinued operations (including gain (loss) on disposal of $1 in 2009, $11 in 2008 and ($340) in 2007), net of tax	(9)	117	(217)

Income (loss) before extraordinary gain (loss)	106	596	(174)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	6	14	(7)

Net income (loss)	112	610	(181)
Net loss (income) attributable to noncontrolling interests	2	(1)	9

Net income (loss) attributable to Huntsman Corporation	$114	$609	$(172)

Net income (loss)	$112	$610	$(181)
Other comprehensive income (loss)	203	(749)	321

Comprehensive income (loss)	315	(139)	140
Comprehensive loss attributable to noncontrolling interests	1	2	6

Comprehensive income (loss) attributable to Huntsman Corporation	$316	$(137)	$146

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Continued)

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2009	2008	2007
Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.50	$2.06	$0.23
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.04)	0.50	(0.98)
Extraordinary gain (loss) on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	0.03	0.06	(0.03)

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.49	$2.62	$(0.78)

Weighted average shares	233.9	232.0	221.0

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.49	$2.04	$0.22
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.04)	0.50	(0.93)
Extraordinary gain (loss) on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	0.03	0.06	(0.03)

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.48	$2.60	$(0.74)

Weighted average shares	238.3	234.3	232.8

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$117	$478	$52
(Loss) income from discontinued operations, net of tax	(9)	117	(217)
Extraordinary gain (loss) on the acquisition of a business	6	14	(7)

Net income (loss)	$114	$609	$(172)

Dividends per share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
								Accumulated other comprehensive (loss) income
	Common Stock	Mandatory convertible preferred stock	Common stock	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2007	220,652,429	5,750,000	$2	$288	$2,798	$(13)	$(1,278)	$(61)	$29	$1,765
Net loss	—	—	—	—	—	—	(172)	—	(9)	(181)
Other comprehensive income	—	—	—	—	—	—	—	318	3	321
Issuance of nonvested stock awards	—	—	—	—	10	(10)	—	—	—	—
Vesting of stock awards	393,555	—	—	—	—	—	—	—	—	—
Stock options exercised	99,332	—	—	—	2	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	13	11	—	—	—	24
Repurchase and cancellation of stock awards	(109,126)	—	—	—	—	—	(2)	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	—	(88)	—	—	(88)
Reversal of valuation allowance on deferred tax assets related to previous equity transactions	—	—	—	—	8	—	—	—	—	8
Increase in noncontrolling interest resulting from acquisition of a business	—	—	—	—	—	—	—	—	4	4

Balance, December 31, 2007	221,036,190	5,750,000	2	288	2,831	(12)	(1,540)	257	27	1,853
Net income	—	—	—	—	—	—	609	—	1	610
Other comprehensive loss	—	—	—	—	—	—	—	(746)	(3)	(749)
Issuance of nonvested stock awards	—	—	—	—	12	(12)	—	—	—	—
Vesting of stock awards	594,908	—	—	—	1	—	—	—	—	1
Recognition of stock-based compensation	—	—	—	—	9	11	—	—	—	20
Repurchase and cancellation of stock awards	(160,058)	—	—	—	—	—	(4)	—	—	(4)
Preferred stock conversion	12,082,475	(5,750,000)	—	(288)	288	—	—	—	—	—
Effect of adoption of SFAS No. 158, (currently included in ASC 715-20-55) net of tax	—	—	—	—	—	—	(3)	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	—	(93)	—	—	(93)
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	—	—	(3)	(3)

Balance, December 31, 2008	233,553,515	—	2	—	3,141	(13)	(1,031)	(489)	22	1,632
Net income (loss)	—	—	—	—	—	—	114	—	(2)	112
Other comprehensive income	—	—	—	—	—	—	—	202	1	203
Issuance of nonvested stock awards	—	—	—	—	8	(8)	—	—	—	—
Vesting of stock awards	742,565	—	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	6	10	—	—	—	16
Repurchase and cancellation of stock awards	(214,590)	—	—	—	—	—	(2)	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2009	234,081,490	—	$2	$—	$3,155	$(11)	$(1,015)	$(287)	$21	$1,865

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2009	2008	2007
Operating Activities:
Net income (loss)	$112	$610	$(181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary (gain) loss on the acquisition of a business, net of tax	(6)	(14)	7
Equity in income of investment in unconsolidated affiliates	(3)	(14)	(13)
Dividends received from unconsolidated affiliates	11	11	—
Depreciation and amortization	442	398	413
Provision for losses on accounts receivable	9	6	3
(Gain) loss on disposal of businesses/assets, net	(2)	6	269
Loss on early extinguishment of debt	21	1	2
Noncash interest expense	22	2	5
Noncash restructuring, impairment and plant closing costs	13	7	15
Deferred income taxes	231	202	(203)
Net unrealized (gain) loss on foreign currency transactions	(26)	4	(9)
Stock-based compensation	20	20	26
Noncash gain on partial fire insurance settlement	—	(135)	—
Other, net	1	3	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(88)	263	56
Inventories	351	(119)	(74)
Prepaid expenses	5	(9)	3
Other current assets	(6)	(1)	53
Other noncurrent assets	(32)	41	(158)
Accounts payable	35	(186)	(148)
Accrued liabilities	(34)	(64)	(87)
Other noncurrent liabilities	28	(265)	(30)

Net cash provided by (used in) operating activities	1,104	767	(52)

Investing Activities:
Capital expenditures	(189)	(418)	(665)
Acquisition of business, net of cash acquired and post-closing adjustments	(31)	(2)	13
Proceeds from sale of businesses/assets, net of adjustments	5	(26)	850
Investment in unconsolidated affiliates	—	(44)	(17)
Cash received from unconsolidated affiliates	7	10	4
Proceeds from maturity of government securities, restricted as to use	—	4	14
Change in restricted cash	—	(8)	—
Other, net	3	(5)	1

Net cash (used in) provided by investing activities	(205)	(489)	200

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year ended December 31,
	2009	2008	2007
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(14)	$11	$(17)
Net (repayments) borrowings on overdraft facilities	(12)	8	15
Net (repayments) borrowings on short-term debt	(13)	73	—
Repayments of long-term debt	(542)	(11)	(422)
Proceeds from issuance of long-term debt	880	263	266
Repayments of notes payable	(66)	(55)	(60)
Borrowings on notes payable	67	48	56
Debt issuance costs paid	(5)	(5)	(5)
Call premiums related to early extinguishment of debt	(14)	—	(1)
Dividends paid to common stockholders	(96)	(93)	(88)
Dividends paid to preferred stockholders	—	(4)	(14)
Repurchase and cancellation of stock awards	(2)	(4)	—
Other, net	1	(1)	1

Net cash provided by (used in) financing activities	184	230	(269)

Effect of exchange rate changes on cash	5	(5)	12

Increase (decrease) in cash and cash equivalents	1,088	503	(109)
Cash and cash equivalents at beginning of period	657	154	263

Cash and cash equivalents at end of period	$1,745	$657	$154

Supplemental cash flow information:
Cash paid for interest	$227	$265	$301
Cash paid for income taxes	155	34	73

        During the years ended December 31, 2009, 2008 and 2007, the amount of capital expenditures in accounts payable (decreased) increased by $(13) million, $9 million, $72 million, respectively. The value of share awards that vested during the years ended December 31, 2009, 2008 and 2007 was $12 million, $13 million and $9 million, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 17 to the consolidated financial statements, the Company adopted new accounting guidance related to the measurement date of defined benefit pension and other postretirement plans effective January 1, 2008.

        As discussed in Notes 2 and 29 to the consolidated financial statements, such statements have been adjusted for the retrospective application of new accounting guidance related to the presentation of noncontrolling interests in the consolidated financial statements effective January 1, 2009, and for changes in reportable segments that occurred in the first quarter of 2009.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2010

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$919	$87
Restricted cash	5	5
Accounts and notes receivable (net of allowance for doubtful accounts of $56 and $47, respectively)	1,018	905
Accounts receivable from affiliates	32	15
Inventories	1,184	1,500
Prepaid expenses	42	45
Deferred income taxes	33	21
Other current assets	109	99

Total current assets	3,342	2,677
Property, plant and equipment, net	3,357	3,466
Investment in unconsolidated affiliates	250	267
Intangible assets, net	129	157
Goodwill	94	92
Deferred income taxes	158	392
Notes receivable from affiliates	8	9
Other noncurrent assets	355	364

Total assets	$7,693	$7,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$715	$728
Accounts payable to affiliates	41	16
Accrued liabilities	613	560
Deferred income taxes	2	35
Note payable to affiliate	25	423
Current portion of debt	195	205

Total current liabilities	1,591	1,967
Long-term debt	3,781	3,442
Notes payable to affiliates	530	6
Deferred income taxes	79	69
Other noncurrent liabilities	865	1,021

Total liabilities	6,846	6,505
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,021	2,865
Accumulated deficit	(1,847)	(1,414)
Accumulated other comprehensive loss	(348)	(554)

Total Huntsman International LLC members' equity	826	897
Noncontrolling interests in subsidiaries	21	22

Total equity	847	919

Total liabilities and equity	$7,693	$7,424

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

(Dollars in Millions)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Trade sales, services and fees, net	$7,667	$10,051	$9,465
Related party sales	96	164	186

Total revenues	7,763	10,215	9,651
Cost of goods sold	6,678	8,934	8,095

Gross profit	1,085	1,281	1,556
Operating expenses:
Selling, general and administrative	849	881	871
Research and development	145	154	145
Other operating (income) expense	(18)	27	(55)
Restructuring, impairment and plant closing costs	152	36	42

Total expenses	1,128	1,098	1,003

Operating (loss) income	(43)	183	553
Interest expense, net	(240)	(264)	(287)
Loss on accounts receivable securitization program	(23)	(27)	(21)
Equity in income of investment in unconsolidated affiliates	3	14	13
Loss on early extinguishment of debt	(21)	(1)	(3)
Other income	—	1	—

(Loss) income from continuing operations before income taxes	(324)	(94)	255
Income tax (expense) benefit	(85)	2	(41)

(Loss) income from continuing operations	(409)	(92)	214
(Loss) income from discontinued operations (including gain (loss) on disposal of $1 in 2009, $11 in 2008 and ($351) in 2007), net of tax	(9)	117	(228)

(Loss) income before extraordinary gain (loss)	(418)	25	(14)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	6	14	(7)

Net (loss) income	(412)	39	(21)
Net loss (income) attributable to noncontrolling interests	2	(1)	9

Net (loss) income attributable to Huntsman International LLC	$(410)	$38	$(12)

Net (loss) income	$(412)	$39	$(21)
Other comprehensive income (loss)	207	(744)	337

Comprehensive (loss) income	(205)	(705)	316
Comprehensive loss attributable to noncontrolling interests	1	2	6

Comprehensive (loss) income attributable to Huntsman International LLC	$(204)	$(703)	$322

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive (loss) income
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2007	2,728	$2,812	$(1,131)	$(147)	$29	$1,563
Net loss	—	—	(12)	—	(9)	(21)
Other comprehensive income	—	—	—	334	3	337
Contribution from parent, net of distributions	—	26	—	—	—	26
Reversal of valuation allowance on deferred tax assets related to previous equity transactions	—	7	—	—	—	7
Increase in noncontrolling interest resulting from acquisition of a business	—	—	—	—	4	4

Balance, December 31, 2007	2,728	2,845	(1,143)	187	27	1,916
Net income	—	—	38	—	1	39
Other comprehensive loss	—	—	—	(741)	(3)	(744)
Effect of adoption of SFAS No. 158 (currently included in ASC 715-20-55), net of tax	—	—	(3)	—	—	(3)
Contribution from parent, net of distributions	—	20	—	—	—	20
Dividends paid to parent	—	—	(306)	—	(3)	(309)

Balance, December 31, 2008	2,728	2,865	(1,414)	(554)	22	919
Net loss	—	—	(410)	—	(2)	(412)
Other comprehensive income	—	—	—	206	1	207
Contribution from parent, net of taxes of $96 and distributions	—	156	—	—	—	156
Dividends paid to parent	—	—	(23)	—	—	(23)

Balance, December 31, 2009	2,728	$3,021	$(1,847)	$(348)	$21	$847

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net (loss) income	$(412)	$39	$(21)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary (gain) loss on the acquisition of a business, net of tax	(6)	(14)	7
Equity in income of investment in unconsolidated affiliates	(3)	(14)	(13)
Dividends received from unconsolidated affiliates	11	11	—
Depreciation and amortization	420	374	391
Provision for losses on accounts receivable	9	6	3
(Gain) loss on disposal of businesses/assets, net	(2)	6	269
Loss on early extinguishment of debt	21	1	3
Noncash interest expense	39	2	5
Noncash restructuring, impairment and plant closing costs	13	7	15
Deferred income taxes	68	26	(150)
Net unrealized (gain) loss on foreign currency transactions	(26)	4	(9)
Noncash compensation	16	20	26
Noncash gain on partial fire insurance settlement	—	(135)	—
Other, net	1	4	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(88)	263	56
Inventories	351	(119)	(74)
Prepaid expenses	5	(9)	3
Other current assets	(6)	(5)	43
Other noncurrent assets	(32)	41	(162)
Accounts payable	4	(193)	(148)
Accrued liabilities	5	(17)	(177)
Other noncurrent liabilities	32	(259)	(9)

Net cash provided by operating activities	420	39	57

Investing Activities:
Capital expenditures	(189)	(418)	(665)
Acquisition of business, net of cash acquired and post-closing adjustments	(31)	(2)	13
Proceeds from sale of businesses/assets, net of adjustments	5	(26)	850
(Increase) decrease in receivable from affiliate	(7)	179	(178)
Investment in unconsolidated affiliates	—	(44)	(17)
Cash received from unconsolidated affiliates	7	10	4
Change in restricted cash	—	(8)	—
Other, net	3	(5)	1

Net cash (used in) provided by investing activities	(212)	(314)	8

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year Ended December 31,
	2009	2008	2007
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(14)	$11	$(17)
Net (repayments) borrowings on overdraft facilities	(12)	8	15
Net (repayments) borrowings on short-term debt	(13)	73	—
Repayments of long-term debt	(542)	(11)	(422)
Proceeds from issuance of long-term debt	880	28	266
Repayments of notes payable to affiliate	(403)	—	—
Proceeds from notes payable to affiliate	529	423	—
Repayments of notes payable	(63)	(55)	(57)
Borrowings on notes payable	64	48	53
Debt issuance costs paid	(5)	(5)	(5)
Call premiums related to early extinguishment of debt	(14)	—	(1)
Contribution from parent	236	—	—
Dividends paid to parent	(23)	(306)	—
Other, net	(1)	(1)	(1)

Net cash provided by (used in) financing activities	619	213	(169)

Effect of exchange rate changes on cash	5	(5)	12

Increase (decrease) in cash and cash equivalents	832	(67)	(92)
Cash and cash equivalents at beginning of period	87	154	246

Cash and cash equivalents at end of period	$919	$87	$154

Supplemental cash flow information:
Cash paid for interest	$221	$265	$303
Cash paid for income taxes	27	34	73

        During the years ended December 31, 2009, 2008 and 2007, the amount of capital expenditures in accounts payable (decreased) increased by $(13) million, $9 million, $72 million, respectively. During the years ended December 31, 2009, 2008 and 2007, Huntsman Corporation contributed $16 million, $20 million and $26 million, respectively, related to stock based compensation.

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

        We operate in five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. Our Polyurethanes, Advanced Materials, Textile Effects and Performance Products segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions completed in 2006 and 2007, we sold substantially all of our former Polymers and Base Chemicals operations. We report the results of our former Polymers and Base Chemicals businesses as discontinued operations. See "Note 27. Discontinued Operations."

COMPANY

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small polystyrene plastics packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of businesses.

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

RECENT DEVELOPMENTS

  Repurchase of Convertible Notes

        On January 11, 2010, we repurchased the entire $250 million principal amount of our outstanding Convertible Notes for approximately $382 million from Apollo and its affiliates. The Convertible Notes were issued to Apollo in December 2008 as part of the Apollo Settlement Agreement. The Convertible Notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders. As a result of the repurchase of the Convertible Notes, we will record a loss on early extinguishment of debt in the first quarter of 2010 in the amount of approximately $146 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. GENERAL (Continued)

  Termination of Tronox Purchase Agreement

        On August 28, 2009, we entered into the Tronox Purchase Agreement, to acquire certain assets of Tronox under Section 363 of Chapter 11 of the United States Bankruptcy Code. The Tronox Purchase Agreement was subject to approval by the United States Bankruptcy Court for the Southern District of New York. Under the Tronox Purchase Agreement, we were a "stalking horse" bidder and the proposed transaction was subject to Tronox's solicitation of higher or otherwise better offers pursuant to specified bidding procedures and an auction process to be conducted under supervision of the bankruptcy court. On December 23, 2009, Tronox delivered a notice of termination of the Tronox Purchase Agreement to us after it received an order from the bankruptcy court authorizing it to replace its existing senior secured financing and an interim order authorizing it to enter into certain agreements as part of a plan to pursue an alternative transaction. The new alternative transaction is sponsored by an ad hoc group of Tronox's unsecured bondholders.

        Under the Tronox Purchase Agreement, we made a $12 million refundable deposit toward the purchase price and, in connection with the proposed transaction, we incurred $13 million in costs. Prior to December 31, 2009, the deposit of $12 million was refunded to us, we received an additional $12 million as a break-up fee, and we received $3 million for partial reimbursement of our costs. The break-up fee and the partial reimbursement of our costs, net of the costs incurred, are included in other operating income in our consolidated statements of operation for the year ended December 31, 2009.

  Closure of Australian Styrenics Operations

        On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased operation of the West Footscray styrene plant on January 5, 2010, and we expect to complete the subsequent closure of our polystyrene and expandable polystyrene plants during the first quarter of 2010. During 2009, we recorded closure costs of approximately $63 million ($25 million primarily in severance, $8 million of contract termination costs and a $30 million preliminary estimate of environmental remediation costs) and expect to incur other closure related costs of approximately $7 million in 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. Products produced at the site represent less than 2% of our 2008 global sales. Our other operations in Australia, including RMAX® expandable polystyrene business, Performance Products, Polyurethanes, Textile Effects and Advanced Materials divisions, are not affected by the announcement and will continue to operate in Australia. We expect to treat the Australian styrenics business as a discontinued operation beginning in the first quarter of 2010 when operations cease.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. GENERAL (Continued)

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the consolidated financial statements for both our Company and Huntsman International. The differences between our financial statements and Huntsman International's financial statements relate primarily to the following:

  •
  purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005;

  •
  the different capital structures;

  •
  a note payable from Huntsman International to us;

  •
  income (expenses) associated with the Terminated Merger and related litigation;

  •
  the Convertible Notes issued in connection with the Apollo Settlement Agreement; and.

  •
  the results of the Texas Bank Litigation Apollo Settlement Agreement.

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. Specifically, during the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two separate segments—the Advanced Materials segment and the Textile Effects segment. All segment information for prior periods has been restated to reflect this change. In addition, effective January 1, 2009, we retroactively applied, and information in this report reflects, the presentation and disclosure requirements of Accounting Standards Codification ("ASC") 810-10-65-1, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. See "Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SUBSEQUENT EVENTS

        We have evaluated material subsequent events through the time these financial statements were issued on February 19, 2010. See "Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements."

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

        Revenue arrangements that contain multiple deliverables, which relate primarily to licensing of technology, are evaluated to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

COST OF GOODS SOLD

        We classify the costs of manufacturing and distributing our products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs also include, among other things, plant site operating costs and overhead (including depreciation), production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

CASH AND CASH EQUIVALENTS

        We consider cash in checking accounts and cash in short-term highly liquid investments with remaining maturities of three months or less at the date of purchase, to be cash and cash equivalents. Cash flows from discontinued operations are not presented separately in the accompanying consolidated statements of cash flows.

ALLOWANCE FOR DOUBTFUL TRADE RECEIVABLES

        An allowance for doubtful trade receivables is estimated based on a combination of write-off history, aging analysis and any specific, known troubled accounts.

SECURITIZATION OF ACCOUNTS RECEIVABLE

        In connection with our A/R Programs we securitize certain trade receivables. The A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to bankruptcy remote special purpose entities. We retain the servicing rights and a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. See "Note 15. Securitization of Accounts Receivable" and "Note 2. Recently Issued Accounting Pronouncements."

INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average costs methods for different components of inventory.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

Buildings and equipment	10 - 33 years
Plant and equipment	3 - 25 years
Furniture, fixtures and leasehold improvements	5 - 20 years

        Interest expense capitalized as part of plant and equipment was $3 million, $17 million and $17 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to any method of amortization, but is tested for impairment annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the fair value is less than the carrying value of the related reporting unit, we are required to reduce the amount of goodwill through a charge to earnings. Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. Goodwill has been assigned to reporting units for purposes of impairment testing.

OTHER NONCURRENT ASSETS

        Other noncurrent assets consist primarily of spare parts, deferred debt issuance costs, the overfunded portion related to defined benefit plans for employees and capitalized turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

CARRYING VALUE OF LONG-LIVED ASSETS

        We review long-lived assets and all amortizable intangible assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 10. Restructuring, Impairment and Plant Closing Costs" and "Note 27. Discontinued Operations".

FINANCIAL INSTRUMENTS

        The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of our long-term debt other than the Convertible Notes are based on quoted market prices for the identical liability when traded as an asset in an active market. The estimated fair value of our Convertible Notes is based on the present value of estimated future cash flows, calculated using management's best estimates of key assumptions including relevant interest rates, expected share volatility, dividend yields and the probabilities associated with certain features of the Convertible Notes. See "Note 16. Fair Value."

INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against a material portion of the non-U.S. deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

        We do not provide for income taxes or benefits on the undistributed earnings of our non-U.S. subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

        We adopted new accounting guidance regarding uncertainty in income taxes on January 1, 2007, the cumulative effect of which was not significant. This new accounting guidance clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make many assumptions and judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

DERIVATIVES AND HEDGING ACTIVITIES

        All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. Changes in the fair value of the hedge in the net investment of certain international operations are recorded in other comprehensive income, to the extent effective. The effectiveness of a cash flow hedging relationship is established at the inception of the hedge, and after inception we perform effectiveness assessments at least every three months. A derivative designated as a cash flow hedge is determined to be effective if the change in value of the hedge divided by the change in value of the hedged item is within a range of 80% to 125%. Hedge ineffectiveness in a cash flow hedge occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction. For a derivative that does not qualify or has not been designated as a hedge, changes in fair value are recognized in earnings.

ENVIRONMENTAL EXPENDITURES

        Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and incurred and are expensed or capitalized as appropriate. See "Note 20. Environmental, Health and Safety Matters."

ASSET RETIREMENT OBLIGATIONS

        We accrue for asset retirement obligations, which consist primarily of landfill closure costs and asbestos abatement costs, in the period in which the obligations are incurred. Asset retirement obligations are accrued at estimated fair value. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See "Note 11. Asset Retirement Obligations."

RESEARCH AND DEVELOPMENT

        Research and development costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

        The accounts of our operating subsidiaries outside of the U.S., unless they are operating in highly inflationary economic environments, consider the functional currency to be the currency of the economic environment in which they operate. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive income (loss).

        If a subsidiary operates in an economic environment that is considered to be highly inflationary (100% cumulative inflation over a three-year period), the U.S. dollar is considered to be the functional currency and gains and losses from remeasurement to the U.S. dollar from the local currency are included in the statement of operations. Where a subsidiary's operations are effectively run, managed, financed and contracted in U.S. dollars, such as certain finance subsidiaries outside of the U.S., the U.S. dollar is considered to be the functional currency.

        Foreign currency transaction gains and losses are recorded in other operating (income) expense in the consolidated statements of operations and were net gains and (losses) of $13 million, $(12) million, and $(14) million for the years ended December 31, 2009, 2008 and 2007, respectively.

STOCK-BASED COMPENSATION

        We account for stock-based compensation in accordance with ASC Topic 718, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. See "Note 22. Stock-Based Compensation Plan."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO HUNTSMAN CORPORATION

        Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing net income (loss) available to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

        On December 23, 2008, we issued the Convertible Notes in an aggregate principal amount of $250 million. Prior to their repurchase, the Convertible Notes were convertible into common stock at a conversion price of $7.857 per share, subject to certain anti-dilution adjustments. On January 11, 2010, we repurchased the entire $250 million principal amount of the Convertible Notes for approximately $382 million. See "Note 13. Debt—Convertible Notes."

        On February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. On February 16, 2008, the mandatory convertible preferred stock converted into 12,082,475 shares of common stock.

        Basic and diluted income (loss) per share is calculated as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$117	$478	$52
Convertible notes interest expense, net of tax	—	—	—

Income from continuing operations attributable to Huntsman Corporation and assumed conversion	$117	$478	$52

Basic and diluted net income (loss):
Net income (loss) attributable to Huntsman Corporation	$114	$609	$(172)
Convertible notes interest expense, net of tax	—	—	—

Net income (loss) attributable to Huntsman Corporation and assumed conversion	$114	$609	$(172)

Shares (denominator):
Weighted average shares outstanding	233.9	232.0	221.0
Dilutive securities:
Stock-based awards	4.4	0.1	0.3
Convertible notes conversion	—	0.7	—
Preferred stock conversion	—	1.5	11.5

Total outstanding and dilutive shares assuming conversion	238.3	234.3	232.8

        Additional stock-based awards of 6.4 million, 7.1 million and 5.7 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2009, 2008 and 2007,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. In addition, the Convertible Notes would have converted into 31.8 million shares of common stock and interest expense, net of tax, of $19 million would have been included as an adjustment to the numerator of the diluted income per share calculation for the year ended December 31, 2009. However, these stock-based awards and the assumed conversion of the Convertible Notes were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2009:

        We adopted Accounting Standards Update ("ASU") No. 2009-01, Topic 105—Generally Accepted Accounting Principles—amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, as of September 30, 2009. Statement of Financial Accounting Standards ("SFAS") No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board ("FASB") to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants as a result of this statement. As a result of our adoption of this ASU, we have included references, where applicable, to the FASB Accounting Standards Codification™ in this report.

        We adopted ASU No. 2009-12, Fair Value Measurement and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) as of December 31, 2009. This ASU provides guidance on measuring the fair value of certain alternative investments and offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

        We adopted FASB Staff Position ("FSP") No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets (currently included in ASC 715-20-65-2) as of December 31, 2009. This FSP provides guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. See "Note 17. Employee Benefit Plans."

        We adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value as of September 30, 2009. This ASU provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities and/or (b) an income approach valuation technique or a market approach valuation technique, consistent with the principles of Topic 820. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

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

        We adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (currently included in ASC 820-10-65-4) as of June 30, 2009. This FSP provides guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. It also requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a significant impact on our consolidated financial statements.

        We adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (currently included in ASC 825-10-65-1), as of June 30, 2009. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also requires disclosure about the methods and significant assumptions used to estimate the fair value of financial instruments and changes in those methods and significant assumptions, if any, during the period. See "Note 16. Fair Value."

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

        We adopted FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (currently included in ASC 805), on January 1, 2009. This FSP requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value if fair value can be reasonably estimated. If fair value of such assets and liabilities cannot be reasonably estimated, the assets or liabilities would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. ("FIN") 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP requires contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination to be initially recognized and subsequently measured at fair value in accordance with SFAS 141(R). The adoption of this FSP did not have a significant impact on our consolidated financial statements.

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

        We adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 (currently included in ASC 815-10-65-1) on January 1, 2009. SFAS No. 161 requires enhanced disclosures regarding the effect of an entity's derivative instruments and related hedging activities on its financial position, financial performance and cash flows. See "Note 14. Derivative Instruments and Hedging Activities."

Accounting Pronouncements Pending Adoption in Future Periods:

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU clarifies existing disclosure requirements to provide a greater level of disaggregated information and to provide more information regarding valuation techniques and inputs to fair value measurements. It requires additional disclosure related to transfers between the three levels of fair value measurement, as well as information about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 measurements. The enhanced disclosures required by this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. We are evaluating this ASU to determine its impact on our consolidated financial statements.

        In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codified SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FIN 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach. This new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and it requires additional disclosures about an enterprise's involvement in variable interest entities. This statement is effective for the first annual reporting period beginning after November 15, 2009. We do not expect the adoption of this statement to have a significant impact on our consolidated financial statements.

        In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which codified SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special-purpose entity ("QSPE") from SFAS No. 140 and removes the exception from applying FIN 46(R) to QSPEs. SFAS No. 166 modifies the derecognition provisions in SFAS No. 140 and requires that a transferor recognize and initially measure at fair value all assets obtained (including

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. It also requires additional disclosures regarding the transferor's continuing involvement with transferred financial assets and the related risks retained. This statement is effective for the first annual reporting period beginning after November 15, 2009. We have evaluated this statement, as well as SFAS No. 167, and we believe sales of accounts receivable under our new securitization programs will no longer meet the criteria for derecognition upon adoption of this standard. Accordingly, we believe the amounts outstanding under our new accounts receivable securitization programs will be accounted for as secured borrowings beginning in January 2010. See "Note 15. Securitization of Accounts Receivable."

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We are evaluating this ASU to determine its impact on our consolidated financial statements.

3. BUSINESS COMBINATIONS

BARODA ACQUISITION

        On June 23, 2009, we announced the acquisition of the Baroda Division ("Baroda") of Metrochem Industries Limited ("MCIL"), a manufacturing facility for the production of intermediates and specialty dyes for textiles, located in Baroda, India. Baroda had been a significant supplier to our Textile Effects division and this acquisition strengthens the Textile Effects division's competitiveness and supports its development in Asia. We initially entered into an agreement to acquire Baroda on June 29, 2007. The initial agreement provided either party with the right to terminate the agreement if a transaction was not consummated by April 30, 2008. On February 6, 2009, we entered into a non-binding agreement in principle with MCIL under which the purchase price was revised to be approximately $35 million (U.S. dollar equivalents), which included receivables existing on the closing date due to MCIL from our affiliates, which were also settled at acquisition. Payment of the acquisition cost was phased in various tranches. The first tranche of $7 million was paid during 2008; additional tranches were paid during 2009; and a final payment of $2 million, subject to adjustment, will be made upon completion of the audit of net working capital acquired. In addition, $5 million of accounts payable by us to MCIL were forgiven in connection with this acquisition. A majority of the purchase price was funded through local financing.

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

Acquisition cost:
Cash payment made in 2008	$7
Cash payments made in 2009	31
Forgiveness of amounts payable from us to MCIL	(5)
Amounts payable as of December 31, 2009	2

Total acquisition cost	$35

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$3
Inventories	4
Other current assets	2
Property, plant and equipment	31
Intangible assets	2
Deferred tax asset	1
Accounts payable	(3)
Accrued liabilities	(1)
Short-term debt	(3)
Deferred tax liability	(1)

Total fair value of net assets acquired	$35

        The acquisition cost allocation is preliminary pending finalization of the net working capital acquired. The acquisition cost allocation is also preliminary pending finalization of the determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets, and determination of related deferred taxes. For purposes of this preliminary allocation of fair value, we have assigned any excess of acquisition cost over historical carrying values to amortizable intangible assets and no amounts have been allocated to goodwill. We expect that it is reasonably possible that changes to this allocation could occur.

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business and accounted for the Textile Effects Acquisition using the purchase method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed and we determined the excess of fair value of net assets over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the purchase price, the valuation of the long-lived assets acquired was reduced to zero. Accordingly, no basis was assigned to property, plant and equipment or any other non-current nonfinancial assets and the remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). During 2007, we adjusted the purchase price for, among other things, the finalization of restructuring plans, estimates of asset retirement obligations, the determination of related deferred taxes and finalization of post-closing working capital adjustments, resulting in a reduction to the extraordinary gain of $7 million. During the years ended December 31, 2009 and 2008,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

we recorded an additional extraordinary gain on the acquisition of $6 million and $14 million, respectively, related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements.

4. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	December 31,
	2009	2008
Raw materials and supplies	$240	$282
Work in progress	77	88
Finished goods	917	1,192

Total	1,234	1,562
LIFO reserves	(50)	(62)

Net	$1,184	$1,500

        As of December 31, 2009 and 2008, approximately 10% and 9%, respectively, of inventories were recorded using the LIFO cost method. For the year ended December 31, 2009, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers carried at costs that were higher than the cost of current purchases, the effect of which increased cost of sales by approximately $1 million. For the year ended December 31, 2007, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which reduced cost of sales by approximately $10 million, of which $9 million related to discontinued operations. During 2009, 2008 and 2007, we recorded charges of $2 million, $38 million and nil, respectively, to write our inventories down to the lower of cost or market.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements receivable by us at December 31, 2009 were $3 million. The amounts included in inventory under non-monetary open exchange agreements payable by us as of December 31, 2008 were $19 million. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these open exchange agreements receivable by us at December 31, 2009 and 2008 were nil and $5 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2009	2008
Land	$146	$122
Buildings	579	549
Plant and equipment	5,543	4,993
Construction in progress	174	440

Total	6,442	6,104
Less accumulated depreciation	(2,926)	(2,455)

Net	$3,516	$3,649

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $394 million, $359 million and $377 million, respectively, of which $32 million related to discontinued operations in 2007.

Huntsman International

	December 31,
	2009	2008
Land	$146	$122
Buildings	579	549
Plant and equipment	5,650	5,100
Construction in progress	174	440

Total	6,549	6,211
Less accumulated depreciation	(3,192)	(2,745)

Net	$3,357	$3,466

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $371 million, $334 million and $354 million, respectively, of which $32 million related to discontinued operations in 2007.

        Property, plant and equipment includes gross assets acquired under capital leases of $15 million each at December 31, 2009 and 2008; related amounts included in accumulated depreciation were $13 million and $11 million at December 31, 2009 and 2008, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2009	2008
Equity Method:
Sasol-Huntsman GmbH and Co. KG (50%)	$26	$34
Arabian Amines Company (50%)	40	44
Louisiana Pigment Company, L.P. (50%)	100	110
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(1)	63	58
International Polyurethanes Investments (45%)	15	15
Others	1	1

Total equity method investments	245	262
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4.35%)	5	5

Total investments	$250	$267

(1)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

        Summarized applicable financial information of our unconsolidated affiliate Sasol-Huntsman GmbH and Co. KG. as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is presented below (dollars in millions):

	2009	2008	2007
Current assets	$47	$58
Noncurrent assets	79	46
Current liabilities	19	10
Noncurrent liabilities	31	2
Revenues	68	123	$108
Gross profit	9	23	30
Net income	3	13	13

        Summarized applicable financial information of our other unconsolidated affiliates as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is presented below (dollars in millions):

	2009	2008	2007
Assets	$939	$879
Liabilities	472	406
Revenues	593	718	$539
Net income	3	15	9

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

        During the year ended December 31, 2008, we contributed $44 million as our 50% equity contribution to the Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. The joint venture obtained various loan commitments in the aggregate amount of approximately $195 million in U.S. dollar equivalents, of which $181 million, including bridge loans, was drawn as of December 31, 2009. The plant will have approximate annual capacity of 60 million pounds with production expected in early second quarter of 2010. We have provided certain guarantees of approximately $14 million for these commitments which will terminate upon completion of the project and satisfaction of certain conditions. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded. This joint venture is accounted for under the equity method.

7. INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2009			December 31, 2008
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$345	$244	$101	$355	$255	$100
Licenses and other agreements	17	11	6	33	12	21
Non-compete agreements	1	1	—	19	19	—
Other intangibles	49	31	18	47	15	32

Total	$412	$287	$125	$454	$301	$153

        During 2008, we reversed certain valuation allowances on deferred tax assets related to prior acquisitions and recorded a corresponding reduction to intangible assets of approximately $1 million.

        Amortization expense was $34 million, $27 million and $27 million for the years ended December 31, 2009, 2008 and 2007, respectively, of which $1 million related to discontinued operations in 2007.

        Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2010	$29
2011	25
2012	20
2013	17
2014	11

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS (Continued)

Huntsman International

	December 31, 2009			December 31, 2008
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$345	$244	$101	$355	$255	$100
Licenses and other agreements	17	11	6	33	12	21
Non-compete agreements	1	1	—	19	19	—
Other intangibles	58	36	22	55	19	36

Total	$421	$292	$129	$462	$305	$157

        During 2008, we reversed certain valuation allowances on deferred tax assets related to prior acquisitions and recorded a corresponding reduction to intangible assets of approximately $1 million.

        Amortization expense for Huntsman International was $35 million, $28 million and $28 million for the years ended December 31, 2009, 2008 and 2007, respectively, of which $1 million related to discontinued operations, in 2007.

        Huntsman International's estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2010	$30
2011	26
2012	21
2013	18
2014	11

8. OTHER NONCURRENT ASSETS

        Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2009	2008
Pension assets	$31	$2
Debt issuance costs	16	25
Capitalized turnaround costs	98	104
Spare parts inventory	82	78
Catalyst assets	18	25
Deposits	56	49
Other noncurrent assets	54	81

Total	$355	$364

        Amortization expense of catalyst assets for the years ended December 31, 2009, 2008 and 2007 was $14 million, $12 million and $9 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2009	2008
Payroll and related costs	$168	$101
Interest	33	42
Volume and rebate accruals	77	82
Income taxes	20	37
Taxes other than income taxes	72	72
Restructuring and plant closing costs	71	73
Environmental accruals	5	4
Pension liabilities	13	12
Other postretirement benefits	13	13
Self-insured casualty loss reserves	22	21
Other miscellaneous accruals	129	160

Total	$623	$617

Huntsman International

	December 31,
	2009	2008
Payroll and related costs	$168	$101
Interest	24	41
Volume and rebate accruals	77	82
Income taxes	20	22
Taxes other than income taxes	72	72
Restructuring and plant closing costs	71	73
Environmental accruals	5	4
Pension liabilities	13	12
Other postretirement benefits	13	13
Self-insured casualty loss reserves	22	21
Other miscellaneous accruals	128	119

Total	$613	$560

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of December 31, 2009, 2008 and 2007, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2007	$76	$—	$9	$17	$102
Adjustment to Textile Effects opening balance sheet liabilities	8	14	(2)	(1)	19
2007 charges for 2003 initiatives	1	—	—	—	1
2007 charges for 2004 initiatives	4	—	1	—	5
2007 charges for 2007 initiatives	1	—	—	25	26
Reversal of reserves no longer required	(4)	—	(1)	—	(5)
2007 payments for 2003 initiatives	(3)	—	(1)	—	(4)
2007 payments for 2004 initiatives	(5)	(1)	(1)	—	(7)
2007 payments for 2005 initiatives	(3)	—	—	—	(3)
2007 payments for 2006 initiatives	(17)	(1)	—	(2)	(20)
2007 payments for 2007 initiatives	(1)	—	—	(25)	(26)
Net activity of discontinued operations	(1)	—	—	—	(1)
Reimbursable workforce reduction cost	1	—	—	—	1
Foreign currency effect on reserve balance	8	—	—	—	8

Accrued liabilities as of December 31, 2007	65	12	5	14	96
Adjustment to Textile Effects opening balance sheet liabilities	(13)	—	(1)	—	(14)
2008 charges for 2004 initiatives	1	—	1	—	2
2008 charges for 2008 initiatives	27	—	—	1	28
Reversal of reserves no longer required	(1)	—	—	—	(1)
2008 payments for 2003 initiatives	(2)	—	(1)	—	(3)
2008 payments for 2004 initiatives	(3)	—	(1)	—	(4)
2008 payments for 2006 initiatives	(19)	(11)	—	(1)	(31)
2008 payments for 2008 initiatives	(3)	—	—	(1)	(4)
Net activity of discontinued operations	(1)	—	—	—	(1)
Foreign currency effect on reserve balance	7	—	—	—	7

Accrued liabilities as of December 31, 2008	58	1	3	13	75
Adjustment to Textile Effects opening balance sheet liabilities	(5)	—	—	—	(5)
2009 charges for 2006 initiatives	—	1	—	—	1
2009 charges for 2008 initiatives	5	—	—	—	5
2009 charges for 2009 initiatives	81	8	—	22	111
Reversal of reserves no longer required	(8)	—	—	—	(8)
2009 payments for 2003 initiatives	(2)	—	—	—	(2)
2009 payments for 2004 initiatives	(3)	—	—	—	(3)
2009 payments for 2006 initiatives	(28)	(1)	—	—	(29)
2009 payments for 2008 initiatives	(17)	—	—	—	(17)
2009 payments for 2009 initiatives	(33)	(8)	—	(12)	(53)
Foreign currency effect on reserve balance	2	—	—	(2)	—

Accrued liabilities as of December 31, 2009	$50	$1	$3	$21	$75

(1)
Of the total workforce reduction reserves of $50 million, $2 million relates to restructuring programs recorded in connection with business combinations and are expected to be paid through 2010. The total workforce reduction reserves of $50 million relate to the termination of 524 positions, of which 454 positions had not been terminated as of December 31, 2009.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	December 31,
	2009	2008
2005 initiatives and prior	$3	$8
2006 initiatives	5	40
2008 initiatives	7	27
2009 initiatives	60	—

Total	$75	$75

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Advanced Materials	Textile Effects	Performance Products	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2007	$7	$2	$76	$7	$8	$2	$—	$102
Adjustment to Textile Effects opening balance sheet liabilities	—	—	19	—	—	—	—	19
2007 charges for 2003 initiatives	—	—	—	—	1	—	—	1
2007 charges for 2004 initiatives	—	—	—	—	5	—	—	5
2007 charges for 2007 initiatives	—	1	25	—	—	—	—	26
Reversal of reserves no longer required	—	(1)	(1)	—	(3)	—	—	(5)
2007 payments for 2003 initiatives	(2)	—	—	—	(2)	—	—	(4)
2007 payments for 2004 initiatives	(1)	—	—	(4)	(2)	—	—	(7)
2007 payments for 2005 initiatives	(1)	—	—	(2)	—	—	—	(3)
2007 payments for 2006 initiatives	—	—	(20)	—	—	—	—	(20)
2007 payments for 2007 initiatives	—	(1)	(25)	—	—	—	—	(26)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Reimburable workforce reduction cost	—	—	—	—	1	—	—	1
Foreign currency effect on reserve balance	1	—	6	1	—	—	—	8

Accrued liabilities as of December 31, 2007	4	1	80	2	8	1	—	96
Adjustment to Textile Effects opening balance sheet liabilities	—	—	(14)	—	—	—	—	(14)
2008 charges for 2004 initiatives	—	—	—	—	2	—	—	2
2008 charges for 2008 initiatives	—	—	24	—	3	—	1	28
Reversal of reserves no longer required	—	—	—	—	(1)	—	—	(1)
2008 payments for 2003 initiatives	(1)	—	(1)	—	(1)	—	—	(3)
2008 payments for 2004 initiatives	—	—	—	(1)	(3)	—	—	(4)
2008 payments for 2006 initiatives	—	—	(31)	—	—	—	—	(31)
2008 payments for 2008 initiatives	—	—	(3)	—	—	—	(1)	(4)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on reserve balance	—	—	8	—	(1)	—	—	7

Accrued liabilities as of December 31, 2008	3	1	63	1	7	—	—	75
Adjustment to Textile Effects opening balance sheet liabilities	—	—	(5)	—	—	—	—	(5)
2009 charges for 2006 initiatives	—	—	1	—	—	—	—	1
2009 charges for 2008 initiatives	1	—	2	—	2	—	—	5
2009 charges for 2009 initiatives	—	12	10	—	45	—	44	111
Reversal of reserves no longer required	—	—	(7)	—	(1)	—	—	(8)
2009 payments for 2003 initiatives	(2)	—	—	—	—	—	—	(2)
2009 payments for 2004 initiatives	—	—	—	(1)	(2)	—	—	(3)
2009 payments for 2006 initiatives	—	—	(29)	—	—	—	—	(29)
2009 payments for 2008 initiatives	—	—	(13)	—	(4)	—	—	(17)
2009 payments for 2009 initiatives	—	(6)	(4)	—	(35)	—	(8)	(53)
Foreign currency effect on reserve balance	—	—	(1)	—	(1)	—	2	—

Accrued liabilities as of December 31, 2009	$2	$7	$17	$—	$11	$—	$38	$75

Current portion of restructuring reserves	$2	$7	$17	$—	$7	$—	$38	$71
Long-term portion of restructuring reserves	—	—	—	—	4	—	—	4
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$—	$—	$—	$7	$—	$7	$14
Estimated additional charges beyond one year	—	—	—	—	—	—	—	—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the years ended December 31, 2009, 2008 and 2007 by initiative are provided below (dollars in millions):

Cash charges:
2009 charges for 2006 initiatives	$1
2009 charges for 2008 initiatives	5
2009 charges for 2009 initiatives	111
Reversal of reserves no longer required	(8)
Environmental remediation accrual recorded in connection with the Australian styrenics closure	30
Non-cash charges	13

Total 2009 Restructuring, Impairment and Plant Closing Costs	$152

Cash charges:
2008 charges for 2004 initiatives	$2
2008 charges for 2008 initiatives	28
Reversal of reserves no longer required	(1)
Non-cash charges	7

Total 2008 Restructuring, Impairment and Plant Closing Costs	$36

Cash charges:
2007 charges for 2003 initiatives	$1
2007 charges for 2004 initiatives	5
2007 charges for 2007 initiatives	26
Reversal of reserves no longer required	(5)
Non-cash charges	15

Total 2007 Restructuring, Impairment and Plant Closing Costs	$42

2009 RESTRUCTURING ACTIVITIES

        As of December 31, 2009, our Polyurethanes segment restructuring reserve consisted of $2 million related to restructuring initiatives at our Rozenburg, Netherlands site (as announced in 2003).

        As of December 31, 2009, our Advanced Materials segment restructuring reserve consisted of $7 million related to workforce reductions in connection with a reorganization designed to implement a regional management structure. During 2009, we recorded charges of $12 million related to this reorganization project.

        As of December 31, 2009, our Textile Effects segment restructuring reserve consisted of $17 million, of which $5 million related to opening balance sheet liabilities from the Textile Effects Acquisition, $5 million related to the streamlining of the textile effects business into two global strategic business units as announced during the fourth quarter of 2008, and $7 million related to workforce reductions at our production facility in Langweid, Germany. During 2009, we recorded charges of $13 million primarily related to workforce reductions at our Germany production facility. We also reversed accruals of $7 million primarily related to the streamlining of the textile effects business

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

and $5 million related to certain employee termination costs recorded in connection with the Textile Effects Acquisition.

        As of December 31, 2009, our Pigments segment restructuring reserve consisted of $11 million primarily related to workforce reductions at our Huelva, Spain plant. During 2009, we recorded charges of $47 million, of which $29 million primarily related to the closure of our Grimsby plant and $18 million primarily related to workforce reductions at our Huelva, Spain plant. Of the $29 million of charges at our Grimsby plant, $14 million related to contract terminations, $7 million related to workforce reductions and $8 million related to decommissioning. We also recorded non-cash charges of $4 million primarily related to a provision against engineering spare parts at our Grimsby plant. We expect to incur additional charges of $7 million primarily related to the closure of our Grimsby, U.K. plant through 2010.

        As of December 31, 2009, our Corporate and Other segment restructuring reserve consisted of $38 million, of which $34 million related to the closure of our styrenics operations in West Footscray, Australia and $4 million related to our 2009 fixed cost reduction project announced in the first quarter of 2009. During 2009, we recorded charges of $74 million in Corporate and Other, of which $25 million related to workforce reductions, $30 million related to estimated environmental remediation costs and $8 million related to contract termination costs associated with the closure of our styrenics operations and $11 million related to other aspects of our 2009 fixed cost reduction project. We expect to incur additional charges of $7 million related to the West Footscray closure through 2010. For more information regarding the closure of our West Footscray, Australia styrenics operations, see "Note 1. General—Recent Developments—Closure of Australian Styrenics Operations." We also recorded non-cash charges of $3 million related to our 2009 fixed cost reduction project and a non-cash impairment charge of $1 million primarily related to capital expenditures and turnaround costs associated with our Australian styrenics business. The long-lived assets of our Australian styrenics business were previously determined to be impaired. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred.

2008 RESTRUCTURING ACTIVITIES

        As of December 31, 2008, our Polyurethanes segment restructuring reserve consisted of $3 million related to restructuring initiatives at our Rozenburg, Netherlands site (as announced in 2003).

        As of December 31, 2008, our Advanced Materials segment restructuring reserve consisted of $1 million related to various restructuring programs. During 2008, our Advanced Materials segment recorded a non-cash impairment charge of $1 million related to our Deer Park, Australia and Germany fixed assets.

        As of December 31, 2008, our Textile Effects segment restructuring reserve consisted of $63 million, of which $40 million related to opening balance sheet liabilities from the Textile Effects Acquisition and $23 million related to our 2008 restructuring initiatives. During 2008, our Textile Effects segment recorded cash charges for 2008 initiatives of $24 million primarily related to the streamlining of the Textile Effects business into two global strategic business units, Apparel & Home Textiles and Specialty Textiles, as announced during the fourth quarter of 2008. We also reversed

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

accruals of $14 million for certain employee termination costs recorded in connection with the Textile Effects Acquisition.

        As of December 31, 2008, our Performance Products segment reserve consisted of $1 million related to various restructuring programs across our European surfactants business. During 2008, we recorded a non-cash charge of $1 million related to the closure of our Guelph, Canada plant.

        As of December 31, 2008, our Pigments segment reserve consisted of $7 million related to the restructuring of commercial and business support activities and workforce reductions in connection with our Huelva, Spain operations. During 2008, our Pigments segment recorded charges of $5 million related to the restructuring of commercial and business support activities.

        During 2008, we recorded a non-cash impairment charge of $5 million in Corporate and Other primarily related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired.

2007 RESTRUCTURING ACTIVITIES

        As of December 31, 2007, our Polyurethanes segment restructuring reserve consisted of $4 million related to restructuring initiatives at our Rozenburg, Netherlands site (as announced in 2003).

        As of December 31, 2007, our Advanced Materials segment restructuring reserve consisted of $1 million related to various restructuring programs.

        As of December 31, 2007, our Textile Effects segment restructuring reserve consisted of $80 million primarily relating to opening balance sheet liabilities from the Textile Effects Acquisition. During 2007, our Textile Effects segment recorded cash charges for 2007 initiatives of $20 million related to redundant service contracts and integration costs for information technology services and $4 million related to supply chain integration processes.

        As of December 31, 2007, our Performance Products segment reserve consisted of $2 million related to various restructuring programs across our European surfactants business.

        As of December 31, 2007, our Pigments segment reserve consisted of $8 million related to the reorganization of business support activities following the reduction of our TiO2 production capacity announced in 2004 and workforce reductions in connection with our Huelva, Spain operations.

        During 2007, we recorded a non-cash impairment charge of $13 million in Corporate and Other related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. ASSET RETIREMENT OBLIGATIONS

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

        The following table describes changes to our asset retirement obligation liability (dollars in millions):

	December 31,
	2009	2008
Asset retirement obligation at beginning of year	$20	$19
Accretion expense	1	2
Revisions in timing and estimated cash flows	—	1
Foreign currency effect on reserve balance	—	(2)

Asset retirement obligation at end of year	$21	$20

Amounts included in accrued liabilities	$—	$1
Amounts included in other noncurrent liabilities	21	19

Total asset retirement obligations	$21	$20

12. OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2009	2008
Pension liabilities	$534	$713
Other postretirement benefits	122	136
Environmental accruals	36	3
Restructuring and plant closing costs	4	2
Asset retirement obligations	21	19
Other noncurrent liabilities	158	148

Total	$875	$1,021

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OTHER NONCURRENT LIABILITIES (Continued)

Huntsman International

	December 31,
	2009	2008
Pension liabilities	$534	$713
Other postretirement benefits	122	136
Environmental accruals	36	3
Restructuring and plant closing costs	4	2
Asset retirement obligations	21	19
Other noncurrent liabilities	148	148

Total	$865	$1,021

13. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2009	2008
Senior Credit Facilities:
Term loans	$1,968	$1,540
Secured notes	—	295
Senior notes	434	198
Subordinated notes	1,294	1,285
Australian credit facilities	34	41
HPS (China) debt	163	196
Convertible notes	236	235
Other	83	92

Total debt—excluding debt to affiliates	$4,212	$3,882

Current portion	$431	$205
Long-term portion	3,781	3,677

Total debt—excluding debt to affiliates	$4,212	$3,882

Total debt—excluding debt to affiliates	$4,212	$3,882
Notes payable to affiliates-noncurrent	5	6

Total debt	$4,217	$3,888

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

Huntsman International

	December 31,
	2009	2008
Senior Credit Facilities:
Term loans	$1,968	$1,540
Secured notes	—	295
Senior notes	434	198
Subordinated notes	1,294	1,285
Australian credit facilities	34	41
HPS (China) debt	163	196
Other	83	92

Total debt—excluding debt to affiliates	$3,976	$3,647

Current portion	$195	$205
Long-term portion	3,781	3,442

Total debt—excluding debt to affiliates	$3,976	$3,647

Total debt—excluding debt to affiliates	$3,976	$3,647
Notes payable to affiliates-current	25	423
Notes payable to affiliates-noncurrent	530	6

Total debt	$4,531	$4,076

DIRECT AND SUBSIDIARY DEBT

        Our direct debt and guarantee obligations consist of the following: our Convertible Notes; our guarantees of certain debt of HPS (our Chinese MDI joint venture); our guarantee of certain debt of the Arabian Amines Company; certain indebtedness incurred from time to time to finance certain insurance premiums; and our guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program.

        Substantially all of our other debt has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Senior Credit Facilities

        All of our Senior Credit Facilities are obligations of Huntsman International. As of December 31, 2009, our Senior Credit Facilities consisted of (i) the $650 million Revolving Facility; (ii) the $1,524 million Term Loan B; and (iii) the $500 million ($444 million carrying value) Term Loan C.

        As of December 31, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $33 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in August 2010, Term Loan B matures in 2014 and Term Loan C matures in 2016; provided, however, that the maturities of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into the Waiver with respect to the Leverage Covenant. The Leverage Covenant, as amended pursuant to the Waiver, requires that the maximum senior secured leverage ratio does not exceed 5.00 to 1.00.

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

        The Waiver is effective from April 16, 2009 through June 30, 2010. However, we may consent to terminate the Waiver in conjunction with a proposed amendment to the Revolving Facility we are currently seeking. In that event, the senior secured leverage ratio would return to 3.75 to 1.00.

        As consideration for the Waiver, Huntsman International agreed to increase the interest paid on borrowings under the Revolving Facility by 225 basis points from LIBOR plus 1.75% to LIBOR plus 4.00% and to increase the applicable unused fee by 25 basis points from 0.50% to 0.75%. In addition, during the waiver period, Huntsman International agreed not to:

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

        As of December 31, 2009, the weighted average interest rate on the Senior Credit Facilities was approximately 2.1%. Our obligations under the Senior Credit Facilities are guaranteed by our Guarantor subsidiaries, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of or our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between various of our subsidiaries.

Secured Notes

        On July 23, 2009, we redeemed in full all of our $296 million 11.625% senior secured notes due October 2010. The total redemption payment, excluding accrued interest, was $305 million, which included principal of $296 million and a call premium of approximately $9 million. In connection with this redemption, we recognized a loss on early extinguishment of debt of $11 million.

Senior Notes

        On August 3, 2009, we redeemed in full all of our $198 million 11.5% senior notes due July 2012. The total redemption payment, excluding accrued interest, was $204 million, which included principal of $198 million and a call premium of $6 million. In connection with this redemption, we recognized a loss on early extinguishment of debt of $10 million.

2016 Senior Notes

        Pursuant to the Texas Bank Litigation Settlement Agreement, we entered into the Note Purchase Agreement with the Banks, pursuant to which the Banks purchased $600 million aggregate principal amount of the 2016 Senior Notes.

        The 2016 Senior Notes are senior unsecured obligations and are guaranteed by certain subsidiaries named as Guarantors.

        As of December 31, 2009, we had outstanding $600 million ($434 million carry value) of the 2016 Senior Notes with an effective interest rate at issuance of 11.73%. In June 2009, these liabilities were measured at fair value upon initial recognition. We used primarily the income approach to determine the fair value of these instruments. Fair value represents the present value of estimated future cash flows calculated using interest rates that were available to us for issuance of debt with similar terms, adjusted for differences in remaining maturity using relevant debt yield curves.

        The 2016 Senior Notes bear interest at the rate of 5.5% per year payable semi-annually in June and in December of each year. The 2016 Senior Notes will mature on June 30, 2016. We may redeem the 2016 Senior Notes in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption. The 2016 Senior Notes are governed by an indenture imposing certain limitations on Huntsman International's ability to, among other things, incur additional indebtedness; pay dividends or make certain other restricted payments; enter into certain transactions with affiliates; create dividend or other payment restrictions affecting restricted subsidiaries; merge or consolidate with any other person; sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets; or adopt a plan of liquidation.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

        Upon the occurrence of certain change of control events, holders of the 2016 Senior Notes will have the right to require that we purchase all or a portion (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of such holder's 2016 Senior Notes in cash pursuant to the offer described by us, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Subordinated Notes

        As of December 31, 2009, we had outstanding $175 million of 7.375% senior subordinated notes due 2015 and €135 million (approximately $194 million) of 7.5% senior subordinated notes due 2015. The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount plus accrued interest, declining ratably to par on and after January 1, 2013.

        As of December 31, 2009, we had outstanding €400 million (approximately $574 million) of 6.875% senior subordinated notes due 2013 and $347 million aggregate principal amount ($351 million book value) of our 7.875% senior subordinated notes due 2014. The 2013 Subordinated Notes are currently redeemable at 105.156% of the principal amount plus accrued interest, declining ratably to par on or after November 15, 2012. The 2014 Subordinated Notes are redeemable on or after November 15, 2010 at 103.938% of the principal amount plus accrued interest, declining ratably to par on or after November 15, 2012.

        Interest on the 2015 Subordinated Notes is payable semiannually in January and July of each year. Interest on the 2013 Subordinated Notes and the 2014 Subordinated Notes is payable semiannually in November and May of each year. All of our subordinated notes are unsecured. The indentures governing our subordinated notes contain covenants relating to, among other things, the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions. Our subordinated notes are guaranteed by the Guarantors. The indentures also contain provisions requiring us to offer to repurchase the notes upon a change of control.

Convertible Notes

        As of December 31, 2009, we had outstanding $250 million of Convertible Notes ($236 million carrying value). On January 11, 2010, we repurchased the entire $250 million principal amount of the Convertible Notes from Apollo and its affiliates for approximately $382 million. The Convertible Notes were issued to Apollo in December 2008 as part of the Apollo Settlement Agreement. The Convertible Notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders. As a result of the repurchase of the Convertible Notes, we will record a loss on early extinguishment of debt in the first quarter of 2010 in the amount of approximately $146 million. The carrying value of $236 million relating to the Convertible Notes was classified as current as of December 31, 2009.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

Other Debt

        We maintain a $25 million European overdraft facility that is a demand facility used for the working capital needs of our European subsidiaries. As of December 31, 2009 and 2008, we had nil and $16 million U.S. dollar equivalents, respectively, in borrowings outstanding under the European overdraft facility. We also maintain other foreign overdraft facilities used for working capital needs.

        HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans. As of December 31, 2009, HPS had $20 million outstanding in U.S. dollar borrowings and 606 million in RMB borrowings (approximately $89 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2009, the interest rate was approximately 1% for U.S. dollar borrowings, 5.3% for RMB term loan borrowings and 4.9% for RMB working capital loans. The term loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments (which began on June 30, 2007). We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has met certain conditions. The conditions outstanding include completion of the building and equipment mortgage registrations, which are progressing as planned, and maintaining a debt service coverage ratio of at least 1.5:1 at the time such registrations are completed. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes.

        As of December 31, 2009, HPS has a loan facility for the purpose of discounting commercial drafts with recourse. The facility has a stated capacity for discounting up to CNY700 million (approximately $103 million) and drafts are discounted using a discount rate of the three-month SHIBOR plus 2.2%. As of December 31, 2009 the all-in discount rate was 4.0%. As of December 31, 2009, HPS has discounted with recourse CNY363 million (approximately $53 million) of commercial drafts, all of which is included in current portion of long-term debt. While the facility has a maturity of July 2010, the lender has the right to accept or reject drafts presented for discounting.

        Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$38 million (approximately $34 million) as of December 31, 2009, all of which is included in the current portion of long term debt. These facilities are nonrecourse to us and bear interest at the Australian index rate plus a margin of 2.4%. As of December 31, 2009, the interest rate for these facilities was 6.5%. The Australian credit facilities mature in May 2010.

        We finance certain insurance premiums and, as of December 31, 2009 and 2008, we had outstanding notes payable in the amount of $18 million and $23 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.

        In connection with the Baroda acquisition, a portion of the purchase price was funded through local financing and from liquidity available from our subsidiaries located in India. See "Note 3. Business Combinations." As of December 31, 2009, our Indian entities had combined debt outstanding of approximately $20 million (U.S. dollar equivalents). This debt is comprised of various facilities including approximately $9 million (U.S. dollar equivalents) in working capital facilities that are callable on demand and a five year term loan facility of approximately $11 million (U.S. dollar equivalents). See "Note 3. Business Combinations."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

        On June 30, 2008, our subsidiary, Huntsman (UK) Limited, entered into a $125 million short term committed revolving credit facility maturing on June 28, 2009. In connection with an amendment to our Prior A/R Program on November 13, 2008, we terminated this short term revolving credit facility, of which nothing was drawn. See "Note 15. Securitization of Accounts Receivable."

Notes Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2009, under the Intercompany Note, we have loaned $550 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $25 million of the outstanding amount is classified as current as of December 31, 2009 on the accompanying consolidated balance sheets. As of December 31, 2009, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility). Subject to the conditions of the Waiver, with our consent, the principal and accrued interest outstanding under the Intercompany Note may also be forgiven, capitalized or satisfied with any alternate form of consideration.

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing our debt instruments, including our Senior Credit Facilities, our A/R Programs and the indentures governing our notes.

        We have only one financial covenant under our Senior Credit Facilities—the Leverage Covenant, which applies to our $650 million Revolving Facility. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into the Waiver with respect to the Leverage Covenant. The Leverage Covenant, as amended pursuant to the Waiver, requires that the Secured Leverage Ratio does not exceed 5.00 to 1.00.

        If in the future we are not able to meet the Secured Leverage Ratio, unless we obtain an amendment or waiver (as to which we can provide no assurance), then, for so long as we did not meet the Secured Leverage Ratio, we would not have access to the liquidity otherwise available under our Revolving Facility. If we fail to meet the Secured Leverage Ratio at a time when we had loans or letters of credit outstanding under the Revolving Facility, we would be in default under our Senior Credit Facilities, and, unless we obtain a waiver or forbearance with respect to such default (as to which we can provide no assurance), we could be required to pay off the balance of our Senior Credit Facilities in full and would not have further access to such facilities.

        Our A/R Programs consist of two facilities: A $250 million U.S. accounts receivable securitization program and a €225 (approximately $323 million) European accounts receivable securitization program. The agreements governing our U.S. A/R Program and the agreements governing our EU A/R Program also contain certain financial covenants. Any material failure to meet the applicable A/R Programs

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

covenants in the future could lead to an event of default under the A/R Programs, which could require us to cease our use of such facilities. Under these circumstances, unless any default was remedied or waived, we would likely lose the ability to obtain financing with respect to our trade receivables. A material default under the A/R Programs would also constitute an event of default under Huntsman International's Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

MATURITIES

        The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2009 are as follows (dollars in millions):

Huntsman Corporation

Year ending December 31:
2010	$431
2011	58
2012	44
2013	615
2014	1,835
Thereafter	1,229

$4,212

Huntsman International

Year ending December 31:
2010	$195
2011	58
2012	44
2013	615
2014	1,835
Thereafter	1,229

$3,976

        As of December 31, 2009, we had lease obligations accounted for as capital leases totaling $2 million which are included in debt. These capital lease obligations mature in 2010.

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

INTEREST RATE RISKS

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

        On December 9, 2009, we entered into a five-year year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of this contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap were recorded in accumulated other comprehensive (loss) income. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2009, the fair value of the hedge was $1 million and is recorded in other noncurrent assets.

        In addition, on January 14, 2010 we entered into five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of this contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap were recorded in accumulated other comprehensive (loss) income. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate.

        Interest rate contracts were recorded as a component of other noncurrent assets and liabilities as of December 31, 2009. The effective portion of the changes in the fair value of the swap were recorded in accumulated other comprehensive (loss) income. As of December 31, 2009, the fair value was not considered significant. As of December 31, 2009 and 2008, we had contracts with an aggregate notional amount of $61 million and $13 million, respectively.

        For the years ended December 31, 2009 and 2008, the changes in accumulated other comprehensive (loss) income associated with cash flow hedging activities were not considered significant.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        During 2010, interest expense of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2009, we had approximately $100 million notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. During the first quarter of 2009, any remaining contracts matured and the realized gains (losses) recorded in the consolidated statements of operations were not considered significant. As of December 31, 2008, these contracts had a notional amount of approximately $9 million and were designated as cash flow hedges. As of December 31, 2008, the fair value of these contracts was not considered significant. For the year ended December 31, 2008, the effective portion of the changes in the fair value was not significant with ineffectiveness of $1 million recorded as a decrease in sales, $1 million recorded as a reduction in cost of sales and a foreign currency loss of $1 million.

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $153 million of LIBOR floating rate debt payments for €116 million of EURIBOR floating rate debt payments. This swap was not designated as a hedge for financial reporting purposes. For the years ended December 31, 2008 and 2007, we recorded a foreign currency gain (loss) on this swap of $21 million and ($17) million, respectively, in the consolidated statements of operations.

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $96 million of LIBOR floating rate debt payments for €71 million of EURIBOR floating rate debt payments. This swap was designated as a hedge of a net investment for financial reporting purposes. We received a cash benefit from the unwind of $3 million in the fourth quarter of 2008. For the years ended December 31, 2008 and 2007, the effective portion of the changes in the fair value of $14 million and ($8) million, respectively, was recorded as income (loss) in other comprehensive (loss) income, with ineffectiveness of $2 million and nil, respectively, recorded in interest expense in our consolidated statements of operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        On July 12, 2007, we unwound a cross currency interest rate swap pursuant to which we had swapped $31 million of 11.0% fixed rate debt for €25 million of 9.4% fixed rate debt. The swap was not designated as a hedge for financial reporting purposes. We recorded an unrealized foreign currency loss on this swap of $2 million in our consolidated statements of operations for the year ended December 31, 2007.

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

        We review our non-U.S. dollar denominated debt to determine the appropriate amounts designated as hedges. As of December 31, 2009, we have designated approximately €325 million (approximately $466 million) of euro-denominated debt as a hedge of our net investment. For the years ended December 31, 2009, 2008 and 2007, the amount of (loss) gain recognized on the hedge of our net investment was $(5) million, $31 million and $(60) million, respectively, and was recorded in other comprehensive income (loss). As of December 31, 2009, we had approximately €957 million (approximately $1,373 million) in net euro assets.

COMMODITY PRICES RISK

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for many of our finished products are at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. Consequently, we do not generally hedge our commodity exposures.

15. SECURITIZATION OF ACCOUNTS RECEIVABLE

        On October 16, 2009, we entered into a Termination and Release Agreement, pursuant to which we terminated our Prior A/R Program and replaced it with a new U.S. A/R Program and a new EU A/R Program. At that time, the receivables trust repaid the entire balance of commercial paper outstanding under our Prior A/R Program using proceeds received from the new programs. Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to bankruptcy-remote special purpose entities. This undivided interest serves as security for the issuance of commercial paper. The A/R Programs provide for financing through a commercial paper conduit program (in both U.S. dollars and euros).

        Upon adoption of new accounting guidance in 2010, sales of accounts receivable under our new A/R Programs will no longer meet the criteria for derecognition. Accordingly, the amounts outstanding

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SECURITIZATION OF ACCOUNTS RECEIVABLE (Continued)

under our new A/R Programs will be accounted for as secured borrowings beginning in January 2010. See "Note 2. Summary of Significant Accounting Policies."

U.S. ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

        On October 16, 2009, Huntsman International entered into the U.S. A/R Program, a new accounts receivable securitization program using Huntsman Receivable Financing II LLC, a bankruptcy-remote special purpose entity (the "U.S. SPE"). The maximum funding availability under the U.S. A/R Program is $250 million, which is divided between two facilities: a $125 million three-year facility and a $125 million two-year facility. The amount of actual availability under the U.S. A/R Program is subject to change based on the level of eligible receivables sold. Availability is further subject to changes in the credit ratings of Huntsman International's customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. The yield on the three-year facility is based on the LIBOR rate (as defined in the applicable agreement) plus a margin rate of 3.75% per annum and, in the case of the two-year facility, if funded by commercial paper, the CP Rate (as defined in the applicable agreement) plus a margin rate of 3.50% per annum. In addition, the U.S. SPE is obligated to pay commitment fees to the lenders based on the amount of each lender's commitment.

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

        Receivables transferred under the U.S. A/R Program qualified as sales through December 31, 2009.

EUROPEAN ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

        Also on October 16, 2009, Huntsman International entered into the EU A/R Program, a second new accounts receivable securitization program using Huntsman Receivables Financial LLC, a bankruptcy-remote special purpose entity (the "EU SPE"). The maximum funding availability under the EU A/R Program is €225 million (approximately $323 million). The amount of actual availability under the EU A/R Program is subject to change based on the level of eligible receivables sold. Availability is further subject to changes in the credit ratings of the originators' customers and country, customer concentration levels, and certain characteristics of the accounts receivable being transferred. The yield is based on GBP LIBOR, USD LIBOR or EURIBOR (each as defined in the applicable agreement) plus a margin rate of 3.75% per annum if funded by commercial paper. In addition, the EU SPE is obligated to pay a commitment fee to the lender based on the amount of the lender's commitment.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SECURITIZATION OF ACCOUNTS RECEIVABLE (Continued)

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

        Receivables transferred under the EU A/R Program qualified as sales through December 31, 2009.

        As of December 31, 2009, the A/R Programs had $254 million in U.S. dollar equivalents in commercial paper outstanding (consisting of $55 million and approximately €139 million (approximately $199 million)).

        As of December 31, 2008, our prior Receivables Trust had $446 million in U.S. dollar equivalents in commercial paper outstanding (consisting of $175 million and approximately €191 million (approximately $271 million)) and held $25 million of cash collateral that was used subsequent to year-end to redeem outstanding commercial paper.

        As of December 31, 2009 and 2008, the fair value of our retained interest in receivables (including servicing assets) subject to the program was approximately $262 million and $147 million, respectively. Our retained interest is reported in accounts and notes receivable in the consolidated balance sheets. The value of the retained interest is subject to credit and interest rate risk. For the years ended December 31, 2009, 2008 and 2007, new sales of accounts receivable under the program totaled approximately $4,285 million, $5,187 million and $5,466 million, respectively, and cash collections from receivables under the program that were reinvested totaled approximately $4,344 million, $5,117 million and $5,580 million, respectively. Servicing fees received during the years ended December 31, 2009, 2008 and 2007 were approximately $5 million, $7 million and $7 million, respectively.

        We incur losses on the A/R Programs for the discount on receivables under the program and fees and expenses associated with the program. For the years ended December 31, 2009, 2008 and 2007, losses on our Prior A/R Program and A/R Programs were $23 million, $27 million and $21 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SECURITIZATION OF ACCOUNTS RECEIVABLE (Continued)

        The key economic assumptions used in valuing the residual interest are presented below:

US Accounts Receivable Securitization Program	December 31, 2009
Weighted average life (in days)	30 - 37
Credit losses (annual rate)	Less than 1%
Discount rate (weighted average life)	Less than 1%

European Accounts Receivable Securitization Program	December 31, 2009
Weighted average life (in days)	48 - 54
Credit losses (annual rate)	Less than 1%
Discount rate (weighted average life)	Less than 1%

Accounts Receivable Securitization (2008)	December 31, 2008
Weighted average life (in days)	38 - 46
Credit losses (annual rate)	Less than 1%
Discount rate (weighted average life)	Less than 1%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2009 and 2008 were $17 million and $21 million, respectively.

16. FAIR VALUE

        The fair values of our financial instruments were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualifed employee benefit plan investments	$10	$10	$10	$10
Long-term debt (including current portion)	4,212	4,390	3,882	2,537

Huntsman International

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualifed employee benefit plan investments	$10	$10	$10	$10
Long-term debt (including current portion)	3,976	3,951	3,647	2,302

        The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE (Continued)

maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of our long-term debt other than the Convertible Notes are based on quoted market prices for the identical liability when traded as an asset in an active market. The estimated fair value of our Convertible Notes is based on the present value of estimated future cash flows, calculated using management's best estimates of key assumptions including relevant interest rates, expected share volatility, dividend yields and the probabilities associated with certain features of the Convertible Notes.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009, and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities(1)	$10	$10	$—	$—
Retained interest in securitized receivables(2)	262	—	—	262
Derivatives(3)	1	—	1	—

Total assets	$273	$10	$1	$262

(1)
Using the market approach, the fair value of these securities represents the quoted market price multiplied by the quantity held.

(2)
The income approach is used to value these assets. Fair value is based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved.

(3)
We use the income approach to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows calculated using relevant interest rates, exchange rates and yield curves at stated intervals.

        During the year ended December 31, 2009, no changes were made to the valuation techniques used to measure fair value.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE (Continued)

        The following table shows a reconciliation of beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

Fair Value Measurements Using Level 3	Year ended December 31, 2009
Balance at beginning of period	$147
Total net losses (realized/unrealized) included in earnings	(13)
Purchases, issuances and settlements	128

Balance at end of period	$262

The amount of total gains for the period included in earnings attributable to the changes in unrealized gains or (losses) relating to assets still held at December 31, 2009	$2

        Gains and (losses) (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2009 are reported in loss on accounts receivable securitization program and other income (expense) as follows (dollars in millions):

	Loss on accounts receivable securitization program	Other income
Total net (losses) gains included in earnings (or changes in net assets)	$(20)	$7
Changes in unrealized (losses) gains relating to assets still held at December 31, 2009	$(5)	$7

17. EMPLOYEE BENEFIT PLANS

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

17. EMPLOYEE BENEFIT PLANS (Continued)

        We also sponsor two unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits.

        Our postretirement benefit plans provide a fully insured Medicare Part D plan including prescription drug benefits affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). We cannot determine whether the medical benefits provided by our postretirement benefit plans are actuarially equivalent to those provided by the Act. We do not collect a subsidy and our net periodic postretirement benefits cost, and related benefit obligation, do not reflect an amount associated with the subsidy.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (currently included in ASC 715-20-65-1). SFAS No. 158 requires us to recognize the overfunded or underfunded status of our defined benefit postretirement plan(s) (other than multiemployer plans) as an asset or liability in our statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. We adopted certain provisions of SFAS No. 158 on January 1, 2008. Beginning with our fiscal year ended December 31, 2008, SFAS No. 158 requires that the assumptions used to measure our benefit obligations and annual expenses be determined as of the balance sheet date and all plan assets be reported as of that date. We used the second approach as described in paragraph 19 of SFAS No. 158 to transition our measurement date from November 30 to December 31. Under this approach, we recorded a charge to beginning retained earnings, net of tax, of $3 million, as of January 1, 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$654	$2,009	$660	$2,257	$146	$3	$144	$5
Elimination of early measurement date	—	—	1	8	—	—	—	—
Service cost	20	43	24	50	3	3	3	—
Interest cost	41	102	40	113	8	—	8	—
Participant contributions	—	13	—	12	4	—	3	—
Plan amendments	—	1	—	1	(3)	—	—	—
Foreign currency exchange rate changes	—	86	—	(257)	—	1	—	(1)
Settlements/transfers	—	(5)	—	(35)	—	—	—	—
Other	—	—	—	(2)	—	—	—	—
Curtailments	—	(12)	—	—	—	—	—	—
Special termination benefits	—	2	—	1	—	—	—	—
Actuarial loss (gain)	35	1	(16)	(47)	(14)	2	5	—
Benefits paid	(45)	(88)	(55)	(92)	(17)	(1)	(17)	(1)

Benefit obligation at end of year	$705	$2,152	$654	$2,009	$127	$8	$146	$3

Change in plan assets:
Fair value of plan assets at beginning of year	$348	$1,592	$519	$2,230	$—	$—	$—	$—
Elimination of early measurement date	—	—	7	42	—	—	—	—
Actual return on plan assets	83	230	(159)	(415)	—	—	—	—
Foreign currency exchange rate changes	—	75	—	(210)	—	—	—	—
Participant contributions	—	14	—	12	4	—	3	—
Other	—	(1)	—	(1)	—	—	—	—
Administrative expenses	—	—	—	(1)	—	—	—	—
Company contributions	75	63	36	62	13	1	14	1
Settlements/transfers	—	(5)	—	(35)	—	—	—	—
Benefits paid	(45)	(88)	(55)	(92)	(17)	(1)	(17)	(1)

Fair value of plan assets at end of year	$461	$1,880	$348	$1,592	$—	$—	$—	$—

Funded status:
Fair value of plan assets	$461	$1,880	$348	$1,592	$—	$—	$—	$—
Benefit obligation	705	2,152	654	2,009	127	8	146	3

Accrued benefit cost	$(244)	$(272)	$(306)	$(417)	$(127)	$(8)	$(146)	$(3)

Amounts recognized in balance sheet:
Noncurrent asset	$—	$31	$—	$2	$—	$—	$—	$—
Current liability	(6)	(7)	(5)	(7)	(12)	(1)	(13)	—
Noncurrent liability	(238)	(296)	(301)	(412)	(115)	(7)	(133)	(3)

	$(244)	$(272)	$(306)	$(417)	$(127)	$(8)	$(146)	$(3)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$276	$429	$292	$592	$22	$1	$37	$1
Prior service cost	(31)	—	(36)	(2)	(16)	—	(15)	—
Transition obligation	1	—	1	1	—	—	—	—

Total	$246	$429	$257	$591	$6	$1	$22	$1

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2009		2008		2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$279	$513	$295	$682	$22	$1	$37	$1
Prior service cost	(31)	—	(36)	(2)	(16)	—	(15)	—
Transition obligation	1	—	1	1	—	—	—	—

Total	$249	$513	$260	$681	$6	$1	$22	$1

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$11	$15	$1	$—
Prior service cost	(5)	(1)	(3)	—

Total	$6	$14	$(2)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$11	$20	$1	$—
Prior service cost	(4)	(1)	(3)	—

Total	$7	$19	$(2)	$—

        Components of net periodic benefit costs for the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2009	2008	2007	2009	2008	2007
Service cost	$20	$24	$30	$43	$50	$50
Interest cost	41	40	40	102	113	113
Expected return on plan assets	(41)	(42)	(40)	(104)	(148)	(158)
Amortization of transition obligation	—	1	1	1	—	1
Amortization of prior service cost	(5)	(5)	(6)	(1)	(1)	(1)
Amortization of actuarial loss (gain)	7	5	7	27	(1)	7
Curtailment gain	—	—	(14)	—	—	—
Settlement loss (gain)	2	—	—	—	1	(5)
Special termination benefits	—	—	—	2	1	—

Net periodic benefit cost	24	23	18	70	15	7
Less discontinued operations	—	—	11	—	—	11

Net periodic benefit cost from continuing operations	$24	$23	$29	$70	$15	$18

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2009	2008	2007	2009	2008	2007
Service cost	$3	$3	$4	$3	$—	$—
Interest cost	8	8	9	—	—	—
Amortization of prior service cost	(4)	(2)	(2)	—	—	—
Amortization of actuarial loss	1	2	2	—	—	—
Curtailment gain	—	—	(4)	—	—	—

Net periodic benefit cost	8	11	9	3	—	—
Less discontinued operations	—	—	1	—	—	—

Net periodic benefit cost from continuing operations	$8	$11	$10	$3	$—	$—

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2009	2008	2007	2009	2008	2007
Service cost	$20	$24	$30	$43	$50	$50
Interest cost	41	40	40	102	113	113
Expected return on plan assets	(41)	(42)	(40)	(104)	(148)	(158)
Amortization of transition obligation	—	1	1	1	—	1
Amortization of prior service cost	(5)	(5)	(6)	(1)	(1)	(1)
Amortization of actuarial loss	7	5	7	33	5	14
Curtailment gain	—	—	(14)	—	—	—
Settlement loss	2	—	—	—	1	5
Special termination benefits	—	—	—	2	1	—

Net periodic benefit cost	24	23	18	76	21	24
Less discontinued operations	—	—	11	—	—	—

Net periodic benefit cost from continuing operations	$24	$23	$29	$76	$21	$24

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2009	2008	2007	2009	2008	2007
Service cost	$3	$3	$4	$3	$—	$—
Interest cost	8	8	9	—	—	—
Amortization of prior service cost	(4)	(2)	(2)	—	—	—
Amortization of actuarial loss	1	2	2	—	—	—
Curtailment gain	—	—	(4)	—	—	—

Net periodic benefit cost	8	11	9	3	—	—
Less discontinued operations	—	—	1	—	—	—

Net periodic benefit cost from continuing operations	$8	$11	$10	$3	$—	$—

        The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2009 and 2008 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans		Non-U.S. plans
	2009	2008	2009	2008
Current year actuarial (gain) loss	$(7)	$185	$(124)	$517
Amortization of actuarial (gain) loss	(7)	(5)	(27)	1
Current year prior service cost	—	—	1	1
Amortization of prior service cost	5	5	1	1
Amortization of transition asset	—	(1)	(1)	(1)
Curtailment effects	—	—	(12)	—
Settlements	(2)	—	—	(1)

Total (income) loss recognized in other comprehensive income (loss)	(11)	184	(162)	518
Net periodic benefit cost	24	23	70	15

Total loss (income) recognized in net periodic benefit cost and other comprehensive income (loss)	$13	$207	$(92)	$533

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans		Non-U.S. plans
	2009	2008	2009	2008
Current year actuarial (gain) loss	$(14)	$7	$—	$—
Amortization of actuarial (gain)	(1)	(2)	—	—
Current year prior service cost	(5)	—	—	—
Amortization of prior service cost	4	2	—	—

Total (income) loss recognized in other comprehensive income (loss)	(16)	7	—	—
Net periodic benefit cost	8	11	3	—

Total (income) loss recognized in net periodic benefit cost and other comprehensive income (loss)	$(8)	$18	$3	$—

Huntsman International

	Defined Benefit Plans
	U.S. plans		Non-U.S. plans
	2009	2008	2009	2008
Current year actuarial (gain) loss	$(7)	$185	$(124)	$517
Amortization of actuarial (gain) loss	(7)	(5)	(33)	(5)
Current year prior service cost	—	—	1	1
Amortization of prior service cost	5	5	1	1
Amortization of transition asset	—	(1)	(1)	(1)
Curtailment effects	—	—	(12)	—
Settlements	(2)	—	—	(1)

Total (income) loss recognized in other comprehensive income (loss)	(11)	184	(168)	512
Net periodic benefit cost	24	23	76	21

Total loss (income) recognized in net periodic benefit cost and other comprehensive income (loss)	$13	$207	$(92)	$533

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans		Non-U.S. plans
	2009	2008	2009	2008
Current year actuarial (gain) loss	$(14)	$7	$—	$—
Amortization of actuarial (gain)	(1)	(2)	—	—
Current year prior service cost	(5)	—	—	—
Amortization of prior service cost	4	2	—	—

Total (income) loss recognized in other comprehensive income (loss)	(16)	7	—	—
Net periodic benefit cost	8	11	3	—

Total (income) loss recognized in net periodic benefit cost and other comprehensive loss	$(8)	$18	$3	$—

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2009	2008	2007	2009	2008	2007
Projected benefit obligation:
Discount rate	5.90%	6.47%	6.21%	4.94%	5.04%	5.09%
Rate of compensation increase	3.88%	3.77%	3.89%	3.23%	3.21%	3.24%
Net periodic pension cost:
Discount rate	6.47%	6.21%	5.67%	5.04%	5.09%	4.39%
Rate of compensation increase	3.77%	3.89%	3.89%	3.21%	3.24%	3.22%
Expected return on plan assets	8.25%	8.25%	8.25%	6.62%	6.89%	6.75%

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2009	2008	2007	2009	2008	2007
Projected benefit obligation:
Discount rate	5.59%	6.39%	6.05%	7.47%	7.60%	5.25%
Net periodic pension cost:
Discount rate	6.39%	6.05%	5.63%	7.60%	5.25%	5.00%

        In both 2009 and 2008, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 8.5% decreasing to 5% after 2016. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

one-percent-point change in assumed health care cost trend rates would have the following effects (dollars in millions):

Asset category	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	2	(2)

        The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2009 and 2008 were as follows (dollars in millions):

	U.S. plans		Non U.S. plans
	2009	2008	2009	2008
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$705	$654	$1,669	$2,005
Fair value of plan assets	461	348	1,366	1,587

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2009 and 2008 were as follows (dollars in millions):

	U.S. plans		Non U.S. plans
	2009	2008	2009	2008
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$705	$654	$685	$1,337
Accumulated benefit obligation	674	628	599	1,233
Fair value of plan assets	461	348	460	957

        Expected future contributions and benefit payments are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
2010 expected employer contributions:
To plan trusts	$34	$11	$78	$1
Expected benefit payments:
2010	41	11	93	1
2011	42	12	93	1
2012	45	11	100	1
2013	46	11	97	1
2014	49	11	100	1
2015 - 2019	276	49	533	3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        Our investment strategy with respect to pension assets is to pursue an investment plan that, over the long term, is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets, and not threaten the plan's ability to meet currently committed obligations. Additionally, our investment strategy is to achieve returns on plan assets, subject to a prudent level of portfolio risk. Plan assets are invested in a broad range of investments. These investments are diversified in terms of domestic and international equities, both growth and value funds, including small, mid and large capitalization equities; short-term and long-term debt securities; real estate; and cash and cash equivalents. The investments are further diversified within each asset category. The portfolio diversification provides protection against a single investment or asset category having a disproportionate impact on the aggregate performance of the plan assets.

        Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

        The fair value of plan assets for the pension plans was $2.3 billion at December 31, 2009. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Category	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Large cap equities	$126	$75	$51	$—
Small/mid cap equities	63	21	42	—
International equities	68	42	26	—
Fixed income	144	93	51	—
Real estate/other	52	34	—	18
Cash and cash equivalents	8	8	—	—

Total U.S. pension plan assets	$461	$273	$170	$18

Non-U.S. pension plans:
Equities	$804	$410	$394	$—
Fixed income	594	20	574	—
Real estate/other	458	200	258	—
Cash and cash equivalents	24	24	—	—

Total Non-U.S. pension plan assets	$1,880	$654	$1,226	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

Fair Value Measurements of Plan Assets Using Level 3	Year ended December 31, 2009
Balance at beginning of period	$27
Return on pension plan assets	(9)
Purchases, sales and settlements	—
Transfers in and/or out of Level 3	—

Balance at end of period	$18

        Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long term rate of return on the pension assets is estimated to be between 6.62% and 8.25%. The asset allocation for our pension plans at December 31, 2009 and 2008 and the target allocation for 2010, by asset category are as follows:

Asset category	Target Allocation 2010	Allocation at December 31, 2009	Allocation at December 31, 2008
U.S. pension plans:
Large Cap Equities	27%	27%	27%
Small/Mid Cap Equities	13%	14%	15%
International Equities	14%	15%	14%
Fixed Income	32%	31%	29%
Real Estate/Other	14%	11%	15%
Cash and cash equivalents	—	2%	—

Total U.S. pension plans	100%	100%	100%

Non-U.S. pension plans:
Equities	43%	43%	42%
Fixed Income	44%	32%	44%
Real Estate/Other	12%	24%	12%
Cash and cash equivalents	1%	1%	2%

Total non-U.S. pension plans	100%	100%	100%

        Equity securities in our pension plans did not include any equity securities of our Company or our affiliates at the end of 2009.

DEFINED CONTRIBUTION PLANS

        We have a money purchase pension plan covering substantially all of our domestic employees who were hired prior to January 1, 2004. Employer contributions are made based on a percentage of employees' earnings (ranging up to 8%).

        We also have a salary deferral plan covering substantially all U.S. employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

contribute an amount equal to one-half of the participant's contribution, not to exceed 2% of the participant's compensation.

        Along with the introduction of the cash balance formula within our defined benefit pension plan, the money purchase pension plan was closed to new hires. At the same time, the company match in the salary deferral plan was increased, for new hires, to a 100% match, not to exceed 4% of the participant's compensation, once the participant has achieved six years of service with the Company.

        Our total combined expense for the above defined contribution plans for the years ended December 31, 2009, 2008 and 2007 was $12 million, $12 million and $16 million, respectively of which $4 million in 2007 related to discontinued operations.

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

        The Huntsman Supplemental Executive Retirement Plan (the "SERP") is an unfunded non-qualified pension plan established to provide certain executive employees with benefits that could not be provided, due to legal limitations, under the Huntsman Defined Benefit Pension Plan, a qualified defined benefit pension plan, and the Huntsman Money Purchase Pension Plan, a qualified money purchase pension plan.

        Assets of these plans are included in other noncurrent assets and as of December 31, 2009 and 2008 were $10 million each. During each of the years ended December 31, 2009, 2008 and 2007, we expensed a total of nil, $1 million and $1 million, respectively, as contributions to the SSP and the SERP.

STOCK-BASED INCENTIVE PLAN

        In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, phantom stock, performance awards and other stock-based awards ("Awards") to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. As of December 31, 2009 we are authorized to grant up to of 32.6 million shares under the Stock Incentive Plan. See "Note 22. Stock-Based Compensation Plans."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

INTERNATIONAL PLANS

        International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

18. INCOME TAXES

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2009	2008	2007
Income tax (expense) benefit:
U.S.
Current	$(115)	$(22)	$1
Deferred	(159)	(190)	(16)
Non-U.S.
Current	(18)	(36)	(53)
Deferred	(78)	58	80

Total	$(370)	$(190)	$12

Huntsman International

	Year ended December 31,
	2009	2008	2007
Income tax (expense) benefit:
U.S.
Current	$6	$(6)	$1
Deferred	14	(10)	(63)
Non-U.S.
Current	(17)	(36)	(53)
Deferred	(88)	54	74

Total	$(85)	$2	$(41)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our (provision) benefit for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2009	2008	2007
Income from continuing operations before income taxes	$485	$669	$31

Expected tax expense at U.S. statutory rate of 35%	(170)	(234)	(11)
Change resulting from:
State tax (expense) benefit net of federal benefit	(7)	(7)	3
Effects of non-U.S. operations and tax rate differentials	(42)	5	(15)
Australia styrenics closure	73	—	—
Income (expenses) associated with the Terminated Merger	—	73	(73)
U.K. exchange gains and losses	—	24	1
Tax authority dispute resolutions	6	68	3
Tax benefit of losses with valuation allowances as a result of other comprehensive income	38	—	—
Change in valuation allowance	(251)	(117)	110
Other, net	(17)	(2)	(6)

Total income tax (expense) benefit	$(370)	$(190)	$12

Huntsman International

	Year ended December 31,
	2009	2008	2007
(Loss) income from continuing operations before income taxes	$(324)	$(94)	$255

Expected tax benefit (expense) at U.S. statutory rate of 35%	113	33	(89)
Change resulting from:
State tax benefit (expense) net of federal benefit	1	(7)	3
Effects of non-U.S. operations and tax rate differential	(42)	2	(18)
Australia styrenics closure	73	—	—
U.K. exchange gains and losses	—	24	1
Tax authority dispute resolutions	6	68	3
Tax benefit of losses with valuation allowances as a result of other comprehensive income	39	—	—
Change in valuation allowance	(258)	(115)	63
Other, net	(17)	(3)	(4)

Total income tax (expense) benefit	$(85)	$2	$(41)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        On September 8, 2009, we announced the closure of our Australia styrenics operations. U.S. tax law, under our relevant facts, provides for a deduction on investments that are "worthless" for U.S. tax purposes. Therefore, during 2009, we recorded a tax benefit of $73 million related to the closure of and the cumulative U.S. investments in our Australia Styrenics business.

        Included in the non-U.S. deferred tax expense is a $38 million and $39 million income tax benefit for us and Huntsman International, respectively, for losses from continuing operations for certain jurisdictions with valuation allowances to the extent income was recorded in other comprehensive income. An offsetting income tax expense was recognized in accumulated other comprehensive income.

        The components of income (loss) from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2009	2008	2007
U.S.	$901	$805	$33
Non-U.S.	(416)	(136)	(2)

Total	$485	$669	$31

Huntsman International

	Year ended December 31,
	2009	2008	2007
U.S.	$92	$42	$257
Non-U.S.	(416)	(136)	(2)

Total	$(324)	$(94)	$255

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2009	2008
Deferred income tax assets:
Net operating loss carryforwards	$779	$739
Pension and other employee compensation	220	278
Property, plant and equipment	107	110
Intangible assets	65	81
Foreign tax credits	56	67
Other, net	107	106

Total	$1,334	$1,381

Deferred income tax liabilities:
Property, plant and equipment	$(484)	$(474)
Pension and other employee compensation	(8)	(1)
Other, net	(117)	(85)

Total	$(609)	$(560)

Net deferred tax asset before valuation allowance	$725	$821
Valuation allowance	(842)	(669)

Net deferred tax (liability) asset	$(117)	$152

Current deferred tax asset	$36	$21
Current deferred tax liability	(2)	(36)
Non-current deferred tax asset	138	284
Non-current deferred tax liability	(289)	(117)

Net deferred tax (liability) asset	$(117)	$152

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

Huntsman International

	December 31,
	2009	2008
Deferred income tax assets:
Net operating loss carryforwards	$937	$819
Pension and other employee compensation	218	278
Property, plant and equipment	107	110
Intangible assets	64	80
Foreign tax credits	55	71
Other, net	108	103

Total	$1,489	$1,461

Deferred income tax liabilities:
Property, plant and equipment	$(467)	$(455)
Pension and other employee compensation	(8)	(1)
Other, net	(43)	(15)

Total	$(518)	$(471)

Net deferred tax asset before valuation allowance	$971	$990
Valuation allowance	(861)	(681)

Net deferred tax asset	$110	$309

Current deferred tax asset	$33	$21
Current deferred tax liability	(2)	(35)
Non-current deferred tax asset	158	392
Non-current deferred tax liability	(79)	(69)

Net deferred tax asset	$110	$309

        We have net operating loss carryforwards ("NOLs") of $2,674 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $925 million have a limited life (of which $866 million are subject to a valuation allowance) and $155 million are scheduled to expire in 2010 (of which $151 million are subject to a valuation allowance). We had $98 million of NOLs expire unused in 2009 that had been previously subject to a full valuation allowance. As of December 31, 2008, we fully utilized all of our U.S. federal regular tax NOLs.

        Included in the $2,674 million of non-U.S. NOLs is $1,088 million attributable to our Luxembourg entities. As of December 31, 2009, there is a valuation allowance against these net tax-effected NOLs of $311 million. Due to the uncertainty surrounding the realization of the benefits of these losses that may result from future dissolution or restructuring of the Luxembourg entities, including potential ruling requests from Luxembourg authorities, we have reduced the related deferred tax asset with a valuation allowance.

        Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. During 2009, we established valuation allowances of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

$149 million on certain net deferred tax assets, principally in the U.K., primarily as a result of a cumulative history of operating losses. During the fourth quarter of 2008, we established valuation allowances of $35 million on certain net deferred tax assets, principally in Switzerland. During 2007, we released valuation allowances of $123 million on certain net deferred tax assets, primarily in the United States.

        Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

        The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2009	2008	2007
Valuation allowance as of January 1	$669	$496	$572
Valuation allowance as of December 31	842	669	496

Net change	(173)	(173)	76
Foreign currency movements	14	(19)	17
(Decrease) increase to deferred tax assets with an offsetting (decrease) increase to valuation allowances	(92)	76	27
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding credit to equity	—	—	(8)
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding reduction to goodwill and intangible assets	—	(1)	(2)

Change in valuation allowance per rate reconciliation	$(251)	$(117)	$110

Components of change in valuation allowance affecting operating tax expense:
Pre-tax income and pre-tax losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(106)	$(82)	$(10)
Releases of valuation allowances in various jurisdictions	4	—	123
Establishments of valuation allowances in various jurisdictions	(149)	(35)	(3)

Change in valuation allowance per rate reconciliation	$(251)	$(117)	$110

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

Huntsman International

	2009	2008	2007
Valuation allowance as of January 1	$681	$510	$536
Valuation allowance as of December 31	861	681	510

Net change	(180)	(171)	26
Foreign currency movements	14	(19)	17
(Decrease) increase to deferred tax assets with an offsetting (decrease) increase to valuation allowances	(92)	76	30
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding credit to equity	—	—	(8)
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding reduction to goodwill and intangible assets	—	(1)	(2)

Change in valuation allowance per rate reconciliation	$(258)	$(115)	$63

Components of change in valuation allowance affecting operating tax expense:
Pre-tax income and pre-tax losses in jurisdictions with valuation allowances, resulting in no tax expense or benefit	$(103)	$(80)	$(8)
Releases of valuation allowances in various jurisdictions	4	—	74
Establishments of valuation allowances in various jurisdictions	(159)	(35)	(3)

Change in valuation allowance per rate reconciliation	$(258)	$(115)	$63

        The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2009	2008
Unrecognized tax benefits as of January 1	$64	$141
Gross increases and decreases—tax positions taken during a prior period	(5)	(77)
Gross increases and decreases—tax positions taken during the current period	23	11
Decreases related to settlement of amounts due to tax authorities	—	(2)
Reductions resulting from the lapse of statutes of limitation	(10)	(4)
Foreign currency movements	2	(5)

Unrecognized tax benefits as of December 31	$74	$64

        As of December 31, 2009 and 2008, the amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate was $59 million and $44 million, respectively.

        In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

and 2008, we recognized approximately $3 million of tax expense and $7 million of tax benefit, respectively, in income tax expense related to interest and $1 million each of tax expense related to penalties. We had approximately $7 million and $5 million accrued for the payment of interest and approximately $2 million and $1 million accrued for the payment of penalties as of December 31, 2009 and 2008, respectively.

        We conduct business globally and, as a result, we file income tax returns in the U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
Belgium	2007 and later
China	2002 and later
Germany	2005 and later
India	2003 and later
Italy	2005 and later
Switzerland	2005 and later
The Netherlands	2005 and later
United Kingdom	2007 and later
United States federal	2007 and later
        Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

        We estimate that it is reasonably possible that certain of our unrecognized tax benefits (both U.S. and non-U.S.) could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of $12 million to $32 million. For the 12-month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would result in a corresponding benefit to our income tax expense.

        During 2009, we concluded and settled tax examinations in the U.S. (both Federal and various states) and various non-U.S. jurisdictions including, but not limited to, Belgium and Italy. During 2008, we concluded and settled tax examinations in the U.S. (both Federal and various states) and various non-U.S. jurisdictions including, but not limited to, Germany, Italy and the U.K.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, the Company does not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were approximately $275 million at December 31, 2009. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

19. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2010. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2009 pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. During the years ended December 31, 2009, 2008 and 2007, we made minimum payments under such take or pay contracts without taking the product of $6 million, nil and nil, respectively.

        Total purchase commitments as of December 31, 2009 are as follows (dollars in millions):

Year ending December 31:
2010	$582
2011	240
2012	92
2013	72
2014	66
Thereafter	74

$1,126

OPERATING LEASES

        We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total net expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $52 million, $48 million and $46 million for the years ended December 31, 2009, 2008 and 2007, respectively, of which $9 million in 2007 related to discontinued operations.

        Future minimum lease payments under operating leases as of December 31, 2009 are as follows (dollars in millions):

Year ending December 31:
2010	$46
2011	41
2012	36
2013	33
2014	30
Thereafter	63

$249

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide. Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through December 31, 2009.

        During the year ended December 31, 2009, we settled one Discoloration Claim for which we were fully indemnified. During the year ended December 31, 2008, we paid an insignificant amount in partial settlement of a claim. The one remaining Discoloration Claim unresolved as of December 31, 2009 asserted aggregate damages of approximately €1 million (approximately $1 million). An appropriate liability has been accrued for this claim. Based on our understanding of the merits of this claim and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        In addition, while we can give no assurance that additional Discoloration Claims will not be made in the future, we believe such claims are unlikely. If additional Discoloration Claims were to be made, we have rights under contract to indemnity, including from ICI, and therefore do not believe such claims would have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2009 for costs associated with unasserted Discoloration Claims.

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

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our fourteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Unresolved at beginning of period	1,140	1,192	1,367
Tendered during period	18	21	21
Resolved during period(1)	20	73	196
Unresolved at end of period	1,138	1,140	1,192

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

        We have never made any payments with respect to these cases. As of December 31, 2009, we had an accrued liability of $16 million relating to these cases and a corresponding receivable of $16 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2009.

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

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Unresolved at beginning of period	43	39	42
Filed during period	3	8	52
Resolved during period	7	4	55
Unresolved at end of period	39	43	39

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil, nil and $3 million during the years ended December 31, 2009, 2008 and 2007, respectively. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2009.

Antitrust Matters

        We have been named as a defendant in civil antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow, and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("polyether polyol products") sold in the United States in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, pending in the United States District Court, District of Kansas. The Kansas court has ruled that plaintiffs may prosecute the Polyether Polyols cases on behalf of a class of all direct purchasers of polyether polyol products in the United States. Bayer has entered into a settlement with the plaintiffs' class and has been dismissed as a defendant. Merits discovery is underway, and trial has been set for May 2011.

        We and the other Polyether Polyol defendants (excluding Bayer) have also been named as defendants in two civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in MDL No. 1616. These cases have been brought by 12 groups of affiliated companies, 73 plaintiffs in all, who allege that between 1994 and 2006 inclusive the Polyether Polyol defendants conspired to fix the prices of polyether polyol products sold in the U.S. and abroad in violation of the Sherman Act, similar laws of several U.S. states, and the laws of the European Union and certain of its member states. We and the other defendants moved to dismiss the opt-out complaints. The Court partially granted the motion to dismiss state law claims and the claims outside the class period. Subsequently, the plaintiffs filed amended complaints and we and the other defendants again filed motions to dismiss their claims outside the class period. On January 25, 2010, the Court granted the defendants' motion to dismiss claims under the laws of the European Union and its member states, but denied our motion to limit the opt-out claims to the class period.

        On November 3, 2009, another group of four direct purchasers that opted out of the class certified in MDL No. 1616 filed an action in the United States District Court, District for New Jersey making nearly identical claims as those made by the other direct purchasers. We expect that it will be consolidated for discovery purposes with the other direct actions in MDL No. 1616.

        Along with Flexsys, Crompton (now Chemtura), Uniroyal, Rhein Chemie Rheinau, and the other Polyether Polyol defendants, we also have been named as a defendant in a civil antitrust suit pending in the Superior Court of California, County of San Francisco, filed on February 15, 2005, that alleges that between 1994 and 2004 the defendants conspired to fix the prices of certain rubber and urethane products sold in California in violation of antitrust and unfair competition laws of California. This case purports to be brought on behalf of a class of all California purchasers of products containing rubber and urethanes products. By agreement of the parties this case has been stayed pending the resolution of MDL No. 1616.

        Huntsman International has been named as a defendant in a purported class action civil antitrust suit alleging that it and its co-defendants and other co-conspirators conspired to fix the prices at which titanium dioxide was sold in the U.S. between at least March 1, 2002 and the present. Plaintiffs are seeking injunctive relief, treble damages, costs of suit and attorneys fees. The case was filed February 9, 2010 and is Haley Paint Company v. E.I. Dupont De Nemours and Company, Case No. 1:10-cv-00318-RDB, pending in the United States District Court for the District of Maryland. While we have not yet been served, we intend to defend the case vigorously.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

        Along with Dow, BASF, and Lyondell, we have also been named as a defendant in a third amended complaint proposed for filing in an existing civil antitrust suit pending against Bayer and Chemtura in federal district court in Massachusetts. The proposed amended complaint alleges that beginning around 1990 we and the other defendants conspired to fix the prices of MDI, TDI, polyether polyols, and polyester polyols sold throughout the United States in violation of the federal Sherman Act and the laws of various states. The proposed amended complaint seeks to sue on behalf of all indirect purchasers of such products in the United States. The Massachusetts action has been stayed pending plaintiffs' settlement of the previously asserted claims against Bayer and Chemtura. We have filed papers opposing the motion for leave to file the proposed amended complaint adding us as a defendant in that action.

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

MTBE Litigation

        We are named as a defendant in 18 lawsuits pending in litigation filed between March 23, 2007 and June 24, 2009 in New York federal and state courts alleging liability related to MTBE contamination in groundwater. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, were named as defendants in these and many other cases that were pending in U.S. courts. The plaintiffs in the 18 cases in which we are named are municipal water districts, a regional water supply authority, and municipal corporations that claim that defendants' conduct has caused MTBE contamination of their groundwater. Four cases are pending in the U.S. District court for the Southern District of New York and 14 are pending in the Supreme Court of the state of New York, nine in Nassau county and five in Suffolk county. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. Together with other defendants, we have filed motions to dismiss all of the state court cases. At this time, while we currently have insufficient information to meaningfully assess our potential exposure in these cases, we have joined with a larger group of defendants in an effort to mediate the plaintiffs' claims. Mediation in late 2008 and early 2009 was unsuccessful. A further mediation session was held February 3, 2010 and resulted in a tentative settlement in each of the cases in which we have been named. Our allocated portion of the total settlement is not material to our ongoing operations. We have accrued a liability for these claims equal to our allocated portion of the settlement.

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

19. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The Memorandum of Understanding is now null and void and of no force and effect because the Merger was not consummated. The Texas action has been voluntarily dismissed, but there has been no further developments in the Delaware actions at this time.

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and IRIC, our captive insurer, in the United States District Court for the Southern District of Texas, by seventeen reinsurance companies that reinsure risks under the property insurance policy issued by IRIC to our Company for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action sought to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. On September 26, 2008, the court denied motions to dismiss filed by our Company and IRIC, ordering the parties to engage in a short period of discovery on the issue of arbitrability. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the United States District Court for the Eastern District of Texas. Some of the Reinsurers filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the United States District Court for the Southern District of Texas in order to consolidate the two actions. We filed a motion to remand that action to the state court and opposition to the Reinsurers' motions in that action. On April 23, 2008, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court for the Southern District of Texas. On September 26, 2008, the court denied our motion to remand that suit to the state court in which it was filed.

        Pursuant to a December 29, 2008 agreement among the parties to the actions referenced above: (1) a mediation was scheduled for February 24-25, 2009, (2) if the disputes were not fully resolved in mediation, the parties would submit all coverage and quantum issues to a three-arbitrator panel in the second half of 2009, with a binding award to be entered by September 30, 2009 (see current status in paragraph below), (3) the Reinsurers paid an additional $40 million on our claim on December 29,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

2008 and agreed that all monies paid by the participating Reinsurers on the claim to date are nonrefundable, (4) we waived our noncontractual claims against the Reinsurers, (5) the first action referenced above is stayed pending final resolution and entry of judgment, and (6) the second action referenced above has been dismissed.

        Because the non-binding mediation was not successful, we and the Reinsurers are now participating in binding arbitration which began on November 2, 2009. The binding arbitration is ongoing and further oral arguments have been scheduled in March 2010. Reinsurers responsible for a small percentage of our remaining claim were not parties to the two lawsuits and are not parties to the agreement; thus we may need to pursue actions against them separately for their pro rata shares of the unpaid claim. We have paid our deductible on the claim of $60 million and have been paid $365 million to date by the Reinsurers. Prior to the commencement of the arbitration proceedings, we had claimed an additional approximately $242 million plus interest as presently due and owing and unpaid under the Policy for losses caused by the fire. The arbitration panel has made a preliminary ruling disallowing our claim for interest. In addition, the arbitration panel has made certain preliminary rulings on some of the discrete issues that so far effectively reduce the overall amount we have claimed by approximately $40 million. A final ruling on these and the various other outstanding issues under the claim are not expected until after the oral arguments scheduled in March 2010. See "Note 25. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

GUARANTEES

        Our unconsolidated joint venture, the Arabian Amines Company, obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents) of which $181 million, including bridge loans, was drawn and outstanding as of December 31, 2009. We have provided certain guarantees of approximately $14 million for these commitments and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

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

Environmental, Health and Safety Systems

        We are committed to achieving and maintaining compliance with all applicable EHS legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2009, 2008 and 2007, our capital expenditures for EHS matters totaled $54 million, $58 million and $69 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        Under CERCLA and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 10 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities.

        In addition, under RCRA, and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements under RCRA authority. Similar laws exist in a number of locations in which we currently operate manufacturing facilities, such as Australia, Switzerland, and Italy.

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

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Australian (Victorian) EPA due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. On March 31, 2009, we submitted the required Site Remediation Action Plan to the agency which proposed additional investigation and remediation method trials. We can provide no assurance that the EPA will agree with our proposed plan, will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. Additionally, on September 8, 2009, we announced a decision to close this facility in early 2010. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site.

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

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $41 million and $7 million for environmental liabilities as of December 31, 2009 and 2008, respectively. Of these amounts, $5 million and $4 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2009 and 2008, respectively, and $36 million and $3 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2009 and December 31, 2008, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the EEA more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals where there are no suitable alternatives substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances we purchase or manufacture in,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

or import into, the EEA. Our pre-registration REACH compliance began on June 1, 2008, utilizing internal resources at nominal expense and we met all chemical pre-registration requirements by the November 30, 2008 regulatory deadline. We are currently proceeding with the registration of the high-volume and high-priority chemicals under the program, which must be registered no later than November 30, 2010. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $3 million, $2 million and $3 million during the years ended December 31, 2009, 2008 and 2007, respectively, on REACH compliance.

GREENHOUSE GAS REGULATION

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol, there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of GHG emissions. For example, Australia recently proposed its Carbon Pollution Reduction Scheme, which may impact our Australian operations, and program implementation is currently scheduled for 2011. In addition, although the U.S. is not a signatory to the Kyoto Protocol, several states are implementing their own GHG regulatory programs and a federal program in the U.S. is likely for the future. Draft U.S. federal legislation and the recent U.S. EPA Clean Air Act endangerment findings for carbon dioxide have focused corporate attention on the eventuality of measuring and reporting of GHG emissions for operations in the U.S. The U.S. EPA also recently mandated GHG reporting requirements for U.S. sources in excess of 25,000 tons beginning in 2010. Final details of a comprehensive U.S. GHG management approach is, as yet, uncertain. Nevertheless, we are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        The DHS issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in designated quantities on the Appendix A list were required to submit a "Top Screen" to DHS in 2008. A Top Screen is a questionnaire completed by a facility having Chemicals of Interest in designated threshold quantities. In early 2008, we submitted Top Screens for all of our covered facilities. After reviewing the Top Screens, DHS determined that some of our sites were "High Risk" facilities. As a result, we were required to perform security vulnerability assessments at the High Risk sites. The security vulnerability assessments were completed and sent to DHS during the fourth quarter of 2008. Based on their assessment of the security vulnerability assessments, we received notice from DHS that one of our sites was elevated to a higher security tier. The DHS determined the other three sites to be low security tiers. The three sites will be required to develop site security plans based on a list of 18 risk-based performance standards, but security improvements recommended from the site security plans

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

are not anticipated to be material. We believe that security upgrades to the tier-elevated site will be required; however we do not know what these required updates will be and thus cannot reasonably estimate associated costs at this time, but they could be material. Additionally, on November 26, 2008, the Transportation Safety Administration of the DHS published a final rule regarding "rail security sensitive materials" that are received at or shipped from facilities. We have three sites that are subject to this new rule, but at this time do not anticipate that the costs to comply will be material.

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

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in more than 150 cases in U.S. courts that allege MTBE contamination in groundwater. Many of these cases were settled after the parties engaged in mediation supervised by a court-appointed special settlement master. Beginning in March 2007 and continuing through June 24, 2009, we have been named as a defendant in 18 of these lawsuits pending in New York state and federal courts. See "Note 19. Commitment and Contingencies—Legal Matters—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. While we currently have insufficient information to meaningfully assess our potential exposure in these cases, we have joined with a larger group of defendants in an effort to mediate the plaintiffs' claims. Mediation in late 2008 and early 2009 was unsuccessful. A further mediation session was held February 3, 2010 which resulted in a tentative settlement in each of the cases in which we have been named. Our allocated portion of the total settlement amount is not material and we have accrued a liability for the claims equal to our allocated portion of the settlement. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

21. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

        On February 16, 2005, we completed an initial public offering of 55,681,819 shares of our common stock sold by us and 13,579,546 shares our common stock sold by another selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of our mandatory convertible

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY (Continued)

preferred stock sold by us at a price to the public of $50 per share. On February 16, 2008, the mandatory convertible preferred stock converted into 12,082,475 shares of our common stock. See "Note 2. Summary of Significant Accounting Policies—Net Income (Loss) per Share Attributable to Huntsman Corporation."

DIVIDENDS ON COMMON STOCK

        The following tables represent dividends on common stock for our Company for the years ended December 31, (dollars in millions, except per share payment amounts):

2009
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2009	March 16, 2009	$0.10	$24
June 30, 2009	June 15, 2009	0.10	24
September 30, 2009	September 15, 2009	0.10	24
December 31, 2009	December 15, 2009	0.10	24

Total			$96

2008
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2008	March 14, 2008	$0.10	$23
June 30, 2008	June 16, 2008	0.10	23
September 30, 2008	September 15, 2008	0.10	23
December 31, 2008	December 15, 2008	0.10	24

Total			$93

2007
Payment date	Record date	Per share payment amount	Total amount paid
March 30, 2007	March 15, 2007	$0.10	$22
June 29, 2007	June 15, 2007	0.10	22
September 28, 2007	September 14, 2007	0.10	22
December 31, 2007	December 14, 2007	0.10	22

Total			$88

        On February 8, 2010, our board of directors declared a $0.10 per share cash dividend, payable on March 31, 2010, to stockholders of record as of March 15, 2010.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY (Continued)

DIVIDENDS ON MANDATORY CONVERTIBLE PREFERRED STOCK

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which was February 16, 2008. Accordingly, we recorded dividends payable of $43 million and a corresponding charge to net loss available to common stockholders during the year ended December 31, 2005. We paid the final dividend in cash on February 16, 2008.

22. STOCK-BASED COMPENSATION PLAN

        Under the Stock Incentive Plan, a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2009 we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of December 31, 2009, we had 14.0 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2009	2008	2007
Huntsman Corporation
Compensation cost	$20	$20	$25
Huntsman International
Compensation cost	$16	$20	$25

        The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $6 million, $6 million and $8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities for the year ended December 31, 2009 are based on the historical volatility of our common stock through the grant date. Expected volatilities for the year ended December 31, 2007 are based on implied volatilities from the shares of comparable companies and other factors. The expected term of options granted was estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. STOCK-BASED COMPENSATION PLAN (Continued)

The assumptions noted below represent the weighted averages of the assumptions utilized for all stock options granted during the year.

	Year ended December 31,
	2009	2008	2007
Dividend yield	15.4%	NA	1.9%
Expected volatility	70.4%	NA	20.8%
Risk-free interest rate	2.5%	NA	4.7%
Expected life of stock options granted during the period	6.6 years	NA	6.6 years

        During the year ended December 31, 2008, no stock options were granted.

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of December 31, 2009 and changes during the year then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2009	6,135	$21.33
Granted	6,554	2.63
Exercised	—	—
Forfeited	(1,012)	15.98

Outstanding at December 31, 2009	11,677	11.30	7.8	$54

Exercisable at December 31, 2009	5,206	20.05	6.3	3

        The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009 and 2007 was $0.51 and $5.15 per option, respectively. As of December 31, 2009, there was $3 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

        The total intrinsic value of stock options exercised during the year ended December 31, 2007 was not significant. During the years ended December 31, 2009 and 2008 no stock options were exercised.

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

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of December 31, 2009 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2009	930		$22.62	171	$22.82
Granted	3,336		2.64	1,869	2.66
Vested	(669	)(1)	15.99	(73)	22.31
Forfeited	(169)		7.76	(87)	5.30

Nonvested at December 31, 2009	3,428		5.20	1,880	3.61

(1)
As of December 31, 2009, a total of 263,399 restricted stock units were vested, of which 249,333 vested during the year ended December 31, 2009. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of December 31, 2009, there was $25 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the years ended December 31, 2009, 2008 and 2007 was $12 million, $13 million and $9 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2009		2008		2007
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Income (loss)
Foreign currency translation adjustments, net of tax of $15 and $16 as of December 31, 2009 and 2008, respectively	$274	$70	$204	$(176)	$134
Pension and other postretirement benefits adjustments, net of tax of $102 and $158 as of December 31, 2009 and 2008, respectively	(580)	133	(713)	(569)	184
Other comprehensive income of unconsolidated affiliates	7	(2)	9	—	2
Other, net	6	2	4	(4)	1

Total	(293)	203	(496)	(749)	321
Amounts attributable to noncontrolling interests	6	(1)	7	3	(3)

Amounts attributable to Huntsman Corporation	$(287)	$202	$(489)	$(746)	$318

Huntsman International

	December 31,
	2009		2008		2007
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Income (loss)
Foreign currency translation adjustments, net of tax of $2 and $3 as of December 31, 2009 and 2008, respectively	$273	$71	$202	$(176)	$136
Pension and other postretirement benefits adjustments, net $134 and $193 as of December 31, 2009 and 2008, respectively	(635)	136	(771)	(564)	198
Other comprehensive income of unconsolidated affiliates	7	(2)	9	—	2
Other, net	1	2	(1)	(4)	1

Total	(354)	207	(561)	(744)	337
Amounts attributable to noncontrolling interests	6	(1)	7	3	(3)

Amounts attributable to Huntsman International LLC	$(348)	$206	$(554)	$(741)	$334

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

24. OTHER OPERATING (INCOME) EXPENSE

        Other operating (income) expense consisted of the following (dollars in millions):

	Year ended December 31,
	2009	2008	2007
(Gain) loss on sale of businesses/assets, net	$(2)	$6	$(70)
Foreign exchange (gains) losses	(13)	12	14
Bad debt expense	9	6	3
Legal and contract settlements	—	—	6
Insurance recoveries	—	—	(11)
Other, net	(12)	3	3

Total other operating (income) expense	$(18)	$27	$(55)

        During 2006, we sold our U.S. butadiene and MTBE business. During 2007, we received $70 million of additional proceeds relating to the sale of that business upon satisfaction of certain obligations and recognized a gain of $70 million.

25. CASUALTY LOSSES AND INSURANCE RECOVERIES

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold in November 2007) experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the operations at the site were shutdown until the fourth quarter of 2007. The Port Arthur manufacturing plant was covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60 million. See "Note 19. Commitments and Contingencies—Port Arthur Texas Plant Fire Litigation." Future collections on this insured loss, if any, will represent additional income from discontinued operations for us upon final settlement and will be used to repay secured debt in accordance with relevant provisions of our credit agreement.

2005 U.S. GULF COAST STORMS

        On September 22, 2005, we sustained property damage at our Port Neches and Port Arthur, Texas facilities as a result of a hurricane. We maintain customary insurance coverage for property damage and business interruption. With respect to coverage of these losses, the deductible for property damage was $10 million, while business interruption coverage does not apply for the first 60 days.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CASUALTY LOSSES AND INSURANCE RECOVERIES (Continued)

        Through December 31, 2009 we have received $41 million in payments in connection with our insurance claim for property damage and business interruption losses from the 2005 Gulf Coast storms. On July 29, 2009, the reinsurers filed a declaratory judgment action asking the Court to compel arbitration between the parties or to declare that the reinsurers owed nothing further from the storm damage. We filed a counterclaim asking the Court to declare that the reinsurers owed us the remaining amount of our claim. Subsequently, the parties participated in mediation on February 8-9, 2010 and resolved the remainder of our insurance claim for a total of $7 million. The reinsurers are required to pay that amount within 30 days following the execution of a proof of loss and settlement agreement. This future collection will represent income from discontinued operations for us upon final settlement.

26. INCOME (EXPENSES) ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION

        Total income (expenses) associated with the Terminated Merger and related litigation were as follows (dollars in millions):

	Year ended December 31,
	2009	2008	2007
Gain recognized pursuant to the Texas Bank Litigation Settlement Agreement	$868	$—	$—
Gain recognized pursuant to the Apollo Settlement Agreement	—	765	—
Basell Termination Fee	—	100	(200)
Investment banking fees	—	(25)	—
Directors' fees	—	(17)	—
Legal fees and other	(33)	(43)	(10)

Total	$835	$780	$(210)

        On July 12, 2007, we entered into the Hexion Merger Agreement. On June 18, 2008, Hexion, Apollo and certain of their affiliates filed an action in Delaware Chancery Court seeking to terminate the Hexion Merger. We countersued Hexion and Apollo in the Delaware Chancery Court and filed a separate action against Apollo and certain of its affiliates in the District Court of Montgomery County, Texas. On December 13, 2008, we terminated the Hexion Merger Agreement and, on December 14, 2008, we entered into the Apollo Settlement Agreement. Pursuant to the Apollo Settlement Agreement, Hexion and certain Apollo affiliates have paid us an aggregate amount of $1 billion.

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas against the Banks that had entered into a commitment letter to provide funding for the Hexion Merger. On June 22, 2009, we entered into the Texas Bank Litigation Settlement Agreement with the Banks. The Texas Bank Litigation was dismissed with prejudice on June 23, 2009. In accordance with the Texas Bank Litigation Settlement Agreement, the Banks paid us a cash payment of $632 million, purchased from Huntsman International the 2016 Senior Notes in the aggregate principal amount of $600 million, and provided Huntsman International with Term Loan C in the principal amount of $500 million. The 2016 Senior Notes and Term Loan C borrowings were at favorable rates to us and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. INCOME (EXPENSES) ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION (Continued)

were recorded at a combined fair value of $864 million. Accordingly, we recognized a gain of $868 million in connection with the Texas Bank Litigation Settlement Agreement.

27. DISCONTINUED OPERATIONS

U.S. BASE CHEMICALS BUSINESS

        On November 5, 2007, we completed the U.S. Base Chemicals Disposition. This disposition included our former olefins manufacturing assets located at Port Arthur, Texas. A captive ethylene unit at the retained Port Neches, Texas site of our Performance Products segment operations was not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units.

        The following results of our former U.S base chemicals business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2009	2008	2007
Revenues	$—	$—	$181
Costs and expenses	—	—	(206)
Loss on disposal	—	—	(146)
Adjustment to loss on disposal	2	8	—
(Loss) gain on partial fire insurance settlement	(17)	175	—

Operating (loss) income	(15)	183	(171)
Income tax benefit (expense)	6	(68)	62

(Loss) income from discontinued operations, net of tax	$(9)	$115	$(109)

        In connection with the U.S. Base Chemicals Disposition, we recognized a pretax loss on disposal of $146 million in 2007, which included a pension curtailment gain of $4 million. During 2008, we recognized an adjustment to the loss on disposal of $8 million related to a sales and use tax settlement, and post-closing adjustments. In addition, during 2008, we recognized a $175 million gain from the partial settlement of insurance claims related to the fire at our former Port Arthur, Texas facility. During 2009, we recorded legal fees of $17 million related to the ongoing arbitration of the fire insurance claim and recorded a gain of $2 million on the settlement of product exchange liabilities. Any future proceeds from our fire insurance claim will be classified in discontinued operations. See "Note 25. Casualty Losses and Insurance Recoveries."

        The EBITDA of our former U.S. base chemicals business is included in discontinued operations for all periods presented.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. DISCONTINUED OPERATIONS (Continued)

NORTH AMERICAN POLYMERS BUSINESS

        On August 1, 2007 we completed the North American Polymers Disposition. The disposition included our former polymers manufacturing assets located at four U.S. sites: Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. In accordance with the amended and restated asset purchase agreement with Flint Hills Resources, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007.

        The following results of our former North American polymers business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2008	2007
Revenues	$—	$882
Costs and expenses	—	(873)
Loss on disposal	—	(233)
Adjustment to loss on disposal	3	—

Operating income (loss)	3	(224)
Income tax (expense) benefit	(1)	78

Income (loss) from discontinued operations, net of tax	$2	$(146)

        In connection with the North American Polymers Disposition, we recognized a pretax loss on disposal of $233 million in 2007. During 2008, we recorded an adjustment to the loss on disposal in connection with the North American Polymers Disposition of $3 million primarily related to property tax settlements and post-closing adjustments.

        The EBITDA of our former North American polymers business is included in discontinued operations for all periods presented.

        In connection with the U.S. Petrochemicals Disposition, we agreed to indemnify Flint Hills Resources with respect to any losses resulting from (i) the breach of representations and warranties contained in the amended and restated asset purchase agreement, (ii) any pre-sale liabilities related to certain assets not assumed by Flint Hills Resources, and (iii) any unknown environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification obligations until claims against us, on a cumulative basis, exceed $10 million. Upon exceeding this $10 million threshold, we generally are obligated to provide indemnification for any losses up to a limit of $150 million. We believe that the possibility that we will be required to pay any significant amounts under the indemnity provision is remote.

EUROPEAN BASE CHEMICALS AND POLYMERS BUSINESS

        On December 29, 2006, we completed the U.K. Petrochemicals Disposition. This transaction involved the sale of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. DISCONTINUED OPERATIONS (Continued)

final sales price was subject to adjustments relating to working capital, investment in the LDPE plant in Wilton, U.K. and unfunded pension liabilities.

        In connection with the U.K. Petrochemicals Disposition in 2007, we and Huntsman International recorded an adjustment to the loss on disposal of $39 million and $28 million, respectively, related primarily to a pension funding accrual and post-closing adjustments.

        The EBITDA of our former European base chemicals business is included in discontinued operations for all periods presented.

        In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from any environmental liability related to the pre-sale operations of the assets sold. These indemnities have various payment thresholds and time limits depending on the site and type of claim. Generally, we are not required to pay under these indemnification obligations until claims against us exceed £0.1 million (approximately $0.2 million) individually or £1 million (approximately $2 million) in the aggregate. We also agreed to indemnify the buyer with respect to certain tax liabilities. Our maximum exposure generally shall not exceed $600 million in the aggregate. We believe that the possibility that we will be required to pay any significant amounts under any of the indemnity provisions is remote.

TDI BUSINESS

        On July 6, 2005, we sold our TDI business. The sale involved the transfer of our TDI customer list and sales contracts. We discontinued the use of our remaining TDI assets. Our former TDI business has been accounted for as a discontinued operation. In 2007, we incurred $1 million of expenditures related to the exit from this business.

28. RELATED PARTY TRANSACTIONS

        Our accompanying consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2009	2008	2007
Sales to:
Unconsolidated affiliates	$96	$164	$186
Inventory purchases from:
Unconsolidated affiliates	273	299	224

        An agreement was reached prior to the initial public offering of our common stock in February 2005 with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that we will donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. We believe this donation will occur in the first quarter of 2010. Under certain circumstances, after we make this donation we will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation. As of December 31, 2009, our Salt Lake City office building had a net book value of nil.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. RELATED PARTY TRANSACTIONS (Continued)

        On April 28, 2009, we and Mr. Jon M. Huntsman mutually terminated an agreement we had entered into with Mr. Huntsman on June 3, 2003, pursuant to which Mr. Huntsman provided consulting services to us at our request. Pursuant to this agreement, Mr. Huntsman provided advice and other business consulting services at our request regarding our products, customers, commercial and development strategies, financial affairs and administrative matters based upon his experience and knowledge of our business, the industry and the markets within which we compete. Mr. Huntsman's services were utilized both with respect to the conduct of our business in the ordinary course and with respect to strategic development and specific projects. Under the terms of the agreement, which renewed automatically for successive one-year terms, Mr. Huntsman received $950,000 annually for his services. Following the agreement's termination, we re-established an employment relationship with Mr. Huntsman.

        Through May 2002, we paid the premiums on various life insurance policies for Jon M. Huntsman. These policies have been liquidated, and the cash values have been paid to Mr. Huntsman. Mr. Huntsman is indebted to us in the amount of approximately $2 million, which represents the insurance premiums paid on his behalf through May 2002. This amount is included in other noncurrent assets on the accompanying consolidated balance sheets.

        Wayne A. Reaud, a member of our board of directors, is of counsel to the law firm of Reaud, Morgan & Quinn. We pay the firm $200,000 per year for legal services. Mr. Reaud has no interest in the firm or in the proceeds for current work done at the firm. As of counsel, the law firm provides Mr. Reaud with an office and certain secretarial services.

29. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two different segments—our Advanced Materials segment and our Textile Effects segment. All segment information in this report has been restated to reflect this change. We have reported our operations through five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. We have organized our business and derived our operating segments around differences in product lines.

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

(1)
On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased operations of the West Footscray styrene plant on January 5, 2010, and we expect to complete the subsequent closure of our polystyrene and expandable polystyrene plants during the first quarter of 2010. We expect to treat the Australian styrenics business as a discontinued operation beginning in the first quarter of 2010 when operations cease.

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

	Year ended December 31,
	2009	2008	2007
Net Sales:
Polyurethanes	$3,005	$4,055	$3,813
Advanced Materials	1,059	1,492	1,434
Textile Effects	691	903	985
Performance Products	2,090	2,703	2,310
Pigments	960	1,072	1,109
Corporate and Other(2)	99	159	155
Eliminations	(141)	(169)	(155)

Total	$7,763	$10,215	$9,651

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2009	2008	2007
Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$384	$382	$592
Advanced Materials	59	149	158
Textile Effects	(64)	(33)	41
Performance Products	260	278	202
Pigments	(24)	17	51
Corporate and Other(2)	558	550	(342)

Subtotal	1,173	1,343	702
Discontinued Operations(3)	(15)	186	(327)

Total	1,158	1,529	375
Interest expense, net	(238)	(263)	(286)
Income tax (expense) benefit—continuing operations	(370)	(190)	12
Income tax benefit (expense)—discontinued operations	6	(69)	140
Depreciation and amortization	(442)	(398)	(413)

Net income (loss) attributable to Huntsman Corporation	$114	$609	$(172)

Depreciation and Amortization:
Polyurethanes	$160	$153	$150
Advanced Materials	38	39	41
Textile Effects	19	8	2
Performance Products	78	69	62
Pigments	104	91	90
Corporate and Other(2)	43	38	35

Subtotal	442	398	380
Discontinued Operations(3)	—	—	33

Total	$442	$398	$413

	Year ended December 31,
	2009	2008	2007
Capital Expenditures:
Polyurethanes	$55	$109	$120
Advanced Materials	14	31	34
Textile Effects	19	50	55
Performance Products	70	149	148
Pigments	23	69	104
Corporate and Other(2)	8	10	15

Subtotal	189	418	476
Discontinued Operations(3)	—	—	189

Total	$189	$418	$665

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2009	2008
Total Assets:
Polyurethanes	$4,837	$4,442
Advanced Materials	1,446	1,308
Textile Effects	717	750
Performance Products	2,155	2,313
Pigments	1,274	1,474
Corporate and Other(2)	(1,803)	(2,229)

Total	$8,626	$8,058

	Year ended December 31,
	2009	2008	2007
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$384	$382	$592
Advanced Materials	59	149	158
Textile Effects	(64)	(33)	41
Performance Products	260	278	202
Pigments	(24)	17	51
Corporate and Other(2)	(271)	(236)	(150)

Subotal	344	557	894
Discontinued Operations(3)	(15)	186	(327)

Total	329	743	567
Interest expense, net	(240)	(264)	(287)
Income tax (expense) benefit—continuing operations	(85)	2	(41)
Income tax benefit (expense)—discontinued operations	6	(69)	140
Depreciation and amortization	(420)	(374)	(391)

Net (loss) income attributable to Huntsman International LLC	$(410)	$38	$(12)

Depreciation and Amortization:
Polyurethanes	$160	$153	$150
Advanced Materials	38	39	41
Textile Effects	19	8	2
Performance Products	78	69	62
Pigments	104	91	90
Corporate and Other(2)	21	14	13

Subtotal	420	374	358
Discontinued Operations(3)	—	—	33

Total	$420	$374	$391

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2009	2008	2007
Capital Expenditures:
Polyurethanes	$55	$109	$120
Advanced Materials	14	31	34
Textile Effects	19	50	55
Performance Products	70	149	148
Pigments	23	69	104
Corporate and Other(2)	8	10	15

Subtotal	189	418	476
Discontinued Operations(3)	—	—	189

Total	$189	$418	$665

	December 31,
	2009	2008
Total Assets:
Polyurethanes	$4,837	$4,442
Advanced Materials	1,446	1,308
Textile Effects	717	750
Performance Products	2,155	2,313
Pigments	1,274	1,474
Corporate and Other(2)	(2,736)	(2,863)

Total	$7,693	$7,424

(1)
Segment EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income tax, depreciation and amortization.

(2)
Corporate and Other items includes unallocated corporate overhead, loss on accounts receivable securitization program, unallocated foreign exchange gains or losses, step accounting impacts, our Australian styrenics business, results of our former U.S. butadiene and MTBE business, loss on the early extinguishment of debt, net income (loss) attributable to noncontrolling interests, unallocated restructuring, impairment and plant closing costs, extraordinary gain (loss) on the acquisition of a business, income (expenses) associated with the Terminated Merger and related litigation (for Huntsman Corporation only) and other non-operating income (expense).

(3)
The operating results of our polymers and base chemicals businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our polymers and base chemicals businesses are included in discontinued operations for all periods presented. See "Note 27. Discontinued Operations."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2009	2008	2007
By Geographic Area
Revenues(1):
United States	$2,299	$3,071	$2,979
China	605	648	560
Germany	432	599	506
Mexico	432	565	470
Italy	415	560	513
Other nations	3,580	4,772	4,623

Total	$7,763	$10,215	$9,651

	December 31,
	2009	2008
Long-lived assets(2):
Huntsman Corporation
United States	$1,524	$1,601
Netherlands	364	390
United Kingdom	347	367
Switzerland	212	210
Spain	201	219
Other nations	868	862

Total	$3,516	$3,649

Huntsman International
United States	$1,365	$1,418
Netherlands	364	390
United Kingdom	347	367
Switzerland	212	210
Spain	201	219
Other nations	868	862

Total	$3,357	$3,466

(1)
Geographic information for revenues is based upon countries into which product is sold.

(2)
Long lived assets are made up of property, plant and equipment.

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the non-guarantors on a combined, and where appropriate,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007. There are no contractual restrictions limiting transfers of cash from Guarantor subsidiaries to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$688	$24	$207	$—	$919
Restricted cash	—	—	5	—	5
Accounts and notes receivable, net	17	85	916	—	1,018
Accounts receivable from affiliates	1,040	2,178	83	(3,269)	32
Inventories	78	205	908	(7)	1,184
Prepaid expenses	11	27	21	(17)	42
Deferred income taxes	10	—	28	(5)	33
Other current assets	120	1	100	(112)	109

Total current assets	1,964	2,520	2,268	(3,410)	3,342
Property, plant and equipment, net	439	913	2,003	2	3,357
Investment in affiliates	4,314	1,139	106	(5,309)	250
Intangible assets, net	82	3	44	—	129
Goodwill	(19)	84	33	(4)	94
Deferred income taxes	236	—	118	(196)	158
Notes receivable from affiliates	63	988	8	(1,051)	8
Other noncurrent assets	40	129	186	—	355

Total assets	$7,119	$5,776	$4,766	$(9,968)	$7,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36	$177	$502	$—	$715
Accounts payable to affiliates	1,702	744	863	(3,268)	41
Accrued liabilities	86	210	447	(130)	613
Deferred income tax	—	7	2	(7)	2
Note payable to affiliate	25	—	—	—	25
Current portion of debt	39	—	156	—	195

Total current liabilities	1,888	1,138	1,970	(3,405)	1,591
Long-term debt	3,675	12	94	—	3,781
Notes payable to affiliates	525	—	1,056	(1,051)	530
Deferred income taxes	11	82	68	(82)	79
Other noncurrent liabilities	194	144	527	—	865

Total liabilities	6,293	1,376	3,715	(4,538)	6,846
Equity
Huntsman International LLC members' equity:
Members' equity	3,021	4,464	1,986	(6,450)	3,021
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,847)	(125)	(636)	761	(1,847)
Accumulated other comprehensive (loss) income	(348)	61	(315)	254	(348)

Total Huntsman International LLC members' equity	826	4,400	1,036	(5,436)	826
Noncontrolling interests in subsidiaries	—	—	15	6	21

Total equity	826	4,400	1,051	(5,430)	847

Total liabilities and equity	$7,119	$5,776	$4,766	$(9,968)	$7,693

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2008
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$—	$3	$84	$—	$87
Restricted cash	—	—	5	—	5
Accounts and notes receivable, net	19	114	772	—	905
Accounts receivable from affiliates	350	1,819	38	(2,192)	15
Inventories	103	198	1,207	(8)	1,500
Prepaid expenses	14	29	21	(19)	45
Deferred income taxes	9	—	21	(9)	21
Other current assets	61	2	92	(56)	99

Total current assets	556	2,165	2,240	(2,284)	2,677
Property, plant and equipment, net	477	924	2,062	3	3,466
Investment in affiliates	4,883	1,367	118	(6,101)	267
Intangible assets, net	103	—	54	—	157
Goodwill	—	87	9	(4)	92
Deferred income taxes	168	9	273	(58)	392
Notes receivable from affiliates	319	1,470	9	(1,789)	9
Other noncurrent assets	47	145	172	—	364

Total assets	$6,553	$6,167	$4,937	$(10,233)	$7,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20	$175	$533	$—	$728
Accounts payable to affiliates	1,567	265	375	(2,191)	16
Accrued liabilities	91	155	389	(75)	560
Deferred income tax	—	35	10	(10)	35
Note payable to affiliate	423	—	—	—	423
Current portion of debt	39	—	166	—	205

Total current liabilities	2,140	630	1,473	(2,276)	1,967
Long-term debt	3,303	12	127	—	3,442
Notes payable to affiliates	—	282	1,513	(1,789)	6
Deferred income taxes	2	2	65	—	69
Other noncurrent liabilities	211	175	635	—	1,021

Total liabilities	5,656	1,101	3,813	(4,065)	6,505
Equity
Huntsman International LLC members' equity:
Members' equity	2,865	4,685	1,716	(6,401)	2,865
Subsidiary preferred stock	—	1	1	(2)	—
(Accumulated deficit) retained earnings	(1,414)	499	(111)	(388)	(1,414)
Accumulated other comprehensive loss	(554)	(119)	(499)	618	(554)

Total Huntsman International LLC members' equity	897	5,066	1,107	(6,173)	897
Noncontrolling interests in subsidiaries	—	—	17	5	22

Total equity	897	5,066	1,124	(6,168)	919

Total liabilities and equity	$6,553	$6,167	$4,937	$(10,233)	$7,424

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$654	$2,106	$4,907	$—	$7,667
Related party sales	178	373	644	(1,099)	96

Total revenues	832	2,479	5,551	(1,099)	7,763
Cost of goods sold	676	1,983	5,085	(1,066)	6,678

Gross profit	156	496	466	(33)	1,085
Selling, general and administrative	154	123	572	—	849
Research and development	51	30	64	—	145
Other operating (income) expense	(24)	(31)	37	—	(18)
Restructuring, impairment and plant closing costs	9	2	141	—	152

Operating (loss) income	(34)	372	(348)	(33)	(43)
Interest (expense) income, net	(214)	40	(66)	—	(240)
Loss on accounts receivable securitization program	(15)	(2)	(6)	—	(23)
Equity in (loss) income of investment in affiliates and subsidiaries	(317)	(514)	6	828	3
Loss on early extinguishment of debt	(21)	—	—	—	(21)
Other expense	(33)	—	—	33	—

Loss from continuing operations before income taxes	(634)	(104)	(414)	828	(324)
Income tax benefit (expense)	224	(148)	(105)	(56)	(85)

Loss from continuing operations	(410)	(252)	(519)	772	(409)
(Loss) income from discontinued operations, net of tax	—	(11)	2	—	(9)
Extraordinary gain on the acquisition of a business, net of tax	—	—	6	—	6

Net loss	(410)	(263)	(511)	772	(412)
Net loss attributable to noncontrolling interests	—	1	2	(1)	2

Net loss attributable to Huntsman International LLC	$(410)	$(262)	$(509)	$771	$(410)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2008
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$869	$2,778	$6,404	$—	$10,051
Related party sales	337	442	1,146	(1,761)	164

Total revenues	1,206	3,220	7,550	(1,761)	10,215
Cost of goods sold	1,006	2,869	6,806	(1,747)	8,934

Gross profit	200	351	744	(14)	1,281
Selling, general and administrative	109	132	641	(1)	881
Research and development	53	31	70	—	154
Other operating (income) expense	(15)	55	(13)	—	27
Restructuring, impairment and plant closing costs	—	—	36	—	36

Operating income	53	133	10	(13)	183
Interest (expense) income, net	(231)	106	(139)	—	(264)
Gain (loss) on accounts receivable securitization program	6	(10)	(23)	—	(27)
Equity in income (loss) of investment in affiliates and subsidiaries	106	(45)	14	(61)	14
Other (expense) income	(14)	—	1	13	—

(Loss) income from continuing operations before income taxes	(80)	184	(137)	(61)	(94)
Income tax benefit (expense)	119	(77)	16	(56)	2

Income (loss) from continuing operations	39	107	(121)	(117)	(92)
(Loss) income from discontinued operations, net of tax	(1)	119	(1)	—	117
Extraordinary gain on the acquisition of a business, net of tax	—	—	14	—	14

Net income (loss)	38	226	(108)	(117)	39
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Huntsman International LLC	$38	$226	$(109)	$(117)	$38

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$934	$2,420	$6,111	$—	$9,465
Related party sales	484	450	1,022	(1,770)	186

Total revenues	1,418	2,870	7,133	(1,770)	9,651
Cost of goods sold	1,084	2,528	6,247	(1,764)	8,095

Gross profit	334	342	886	(6)	1,556
Selling, general and administrative	140	120	612	(1)	871
Research and development	45	33	67	—	145
Other operating expense (income)	36	(121)	30	—	(55)
Restructuring, impairment and plant closing (credits) costs	—	(1)	43	—	42

Operating income	113	311	134	(5)	553
Interest expense, net	(64)	(95)	(128)	—	(287)
Gain (loss) on accounts receivable securitization program	9	(9)	(21)	—	(21)
Equity in (loss) income of investment in affiliates and subsidiaries	(79)	51	13	28	13
Other (expense) income	(6)	6	2	(5)	(3)

(Loss) income from continuing operations before income taxes	(27)	264	—	18	255
Income tax benefit (expense)	29	(93)	23	—	(41)

Income from continuing operations	2	171	23	18	214
(Loss) income from discontinued operations, net of tax	(12)	(231)	15	—	(228)
Extraordinary loss on the acquisition of a business, net of tax	(2)	—	(5)	—	(7)

Net (loss) income	(12)	(60)	33	18	(21)
Net loss attributable to noncontrolling interests	—	—	9	—	9

Net (loss) income attributable to Huntsman International LLC	$(12)	$(60)	$42	$18	$(12)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$288	$48	$84	$—	$420

Investing activities:
Capital expenditures	(7)	(70)	(112)	—	(189)
Acquisition of business net of cash acquired and post-closing adjustments	—	—	(31)	—	(31)
Proceeds from sale of assets, net of adjustments	—	2	3	—	5
Increase in receivable from affiliate	(7)	—	—	—	(7)
Cash received from affiliate	(258)	(62)	18	309	7
Other, net	—	—	3	—	3

Net cash used in investing activities	(272)	(130)	(119)	309	(212)
Financing activities:
Net repayments under revolving loan facilities	—	—	(14)	—	(14)
Net repayments of overdraft facilities	—	—	(12)	—	(12)
Net repayments of short-term debt	—	—	(13)	—	(13)
Repayments of long-term debt	(510)	—	(32)	—	(542)
Proceeds from long-term debt	864	—	16	—	880
Repayments of notes payable to affiliate	(403)	—	—	—	(403)
Proceeds from notes payable to affiliate	529	—	—	—	529
Intercompany repayments	—	—	(50)	50	—
Repayments of notes payable	(43)	—	(20)	—	(63)
Borrowings on notes payable	42	—	22	—	64
Debt issuance costs paid	(5)	—	—	—	(5)
Call premiums related to early extinguishment of debt	(14)	—	—	—	(14)
Contribution from parent, net	236	103	256	(359)	236
Dividends paid to parent	(23)	—	—	—	(23)
Other, net	(1)	—	—	—	(1)

Net cash provided by financing activities	672	103	153	(309)	619
Effect of exchange rate changes on cash	—	—	5	—	5

Increase in cash and cash equivalents	688	21	123	—	832
Cash and cash equivalents at beginning of period	—	3	84	—	87

Cash and cash equivalents at end of period	$688	$24	$207	$—	$919

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(320)	$649	$(290)	$—	$39

Investing activities:
Capital expenditures	(50)	(154)	(214)	—	(418)
Acquisition of business, net of cash acquired and post-closing adjustments	—	—	(2)	—	(2)
Proceeds from sale of assets, net of adjustments	—	(28)	2	—	(26)
Decrease in receivable from affiliate	406	46	—	(273)	179
Investment in affiliate	(164)	(426)	—	546	(44)
Cash received from affiliate	—	10	—	—	10
Change in restricted cash	—	—	(8)	—	(8)
Other, net	—	(3)	(2)	—	(5)

Net cash provided by (used in) investing activities	192	(555)	(224)	273	(314)

Financing activities:
Net borrowings under revolving loan facilities	8	—	3	—	11
Net borrowings on overdraft facilities	—	—	8	—	8
Net borrowings on short-term debt	—	—	73	—	73
Repayments of long-term debt	(1)	—	(10)	—	(11)
Proceeds from long-term debt	1	10	17	—	28
Issuance of note payable to affiliate	423	—	—	—	423
Intercompany repayments	—	(227)	(46)	273	—
Repayments of notes payable	(44)	—	(11)	—	(55)
Borrowings on notes payable	41	—	7	—	48
Debt issuance costs paid	(5)	—	—	—	(5)
Contribution from parent, net	—	120	426	(546)	—
Dividends paid to parent	(306)	—	—	—	(306)
Other, net	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	117	(97)	466	(273)	213

Effect of exchange rate changes on cash	—	—	(5)	—	(5)

Decrease in cash and cash equivalents	(11)	(3)	(53)	—	(67)
Cash and cash equivalents at beginning of period	11	6	137	—	154

Cash and cash equivalents at end of period	$—	$3	$84	$—	$87

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
YEAR ENDED DECEMBER 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(1,378)	$1,356	$85	$(6)	$57

Investing activities:
Capital expenditures	(42)	(313)	(310)	—	(665)
Acquisition of business, net of cash acquired and post-closing adjustments	(8)	—	21	—	13
Proceeds from sale of businesses/assets, net of adjustments	348	486	16	—	850
Decrease (increase) in receivable from affiliate	1,234	(83)	—	(1,329)	(178)
Investment in affiliate	—	(16)	(12)	11	(17)
Cash received from affiliate	19	—	4	(19)	4
Other, net	—	—	1	—	1

Net cash provided by (used in) investing activities	1,551	74	(280)	(1,337)	8

Financing activities:
Net repayments under revolving loan facilities	—	—	(17)	—	(17)
Net borrowings on overdraft facilities	—	—	15	—	15
Repayments of long-term debt	(413)	—	(9)	—	(422)
Proceeds from long-term debt	249	—	17	—	266
Intercompany (repayments) borrowings	—	(1,412)	83	1,329	—
Repayments of notes payable	(57)	—	—	—	(57)
Borrowings on notes payable	47	—	6	—	53
Debt issuance costs paid	(5)	—	—	—	(5)
Call premiums related to early extinguishment of debt	(1)	—	—	—	(1)
Dividends paid	—	(6)	—	6	—
Other, net	—	(6)	(3)	8	(1)

Net cash (used in) provided by financing activities	(180)	(1,424)	92	1,343	(169)

Effect of exchange rate changes on cash	—	—	12	—	12

(Decrease) increase in cash and cash equivalents	(7)	6	(91)	—	(92)
Cash and cash equivalents at beginning of period	18	—	228	—	246

Cash and cash equivalents at end of period	$11	$6	$137	$—	$154

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

        A summary of selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 is as follows (dollars in millions):

Huntsman Corporation

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$1,693	$1,866	$2,108	$2,096
Gross profit	145	237	337	349
Restructuring, impairment and plant closing costs	14	63	62	13
(Loss) income from continuing operations	(297)	409	(66)	69
(Loss) income before extraordinary gain	(294)	406	(68)	62
Net (loss) income	(294)	406	(68)	68
Net (loss) income attributable to Huntsman Corporation	(290)	406	(68)	66
Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(1.25)	1.75	(0.28)	0.29
(Loss) income before extraordinary gain attributable to Huntsman Corporation common stockholders	(1.24)	1.74	(0.29)	0.26
Net (loss) income attributable to Huntsman Corporation common stockholders	(1.24)	1.74	(0.29)	0.28
Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(1.25)	1.53	(0.28)	0.27
(Loss) income before extraordinary gain attributable to Huntsman Corporation common stockholders	(1.24)	1.51	(0.29)	0.24
Net (loss) income attributable to Huntsman Corporation common stockholders	(1.24)	1.51	(0.29)	0.26

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$2,540	$2,896	$2,731	$2,048
Gross profit	367	382	350	165
Restructuring, impairment and plant closing costs	4	1	3	28
Income (loss) from continuing operations(a)(b)	12	13	(22)	476
Income (loss) before extraordinary gain	11	18	(21)	588
Net income (loss)	11	27	(20)	592
Net income (loss) attributable to Huntsman Corporation	7	24	(20)	598
Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders(a)(b)	0.04	0.04	(0.10)	2.06
Income (loss) before extraordinary gain attributable to Huntsman Corporation common stockholders	0.03	0.06	(0.10)	2.55
Net income (loss) attributable to Huntsman Corporation common stockholders	0.03	0.10	(0.09)	2.56
Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders(a)(b)	0.04	0.04	(0.10)	2.04
Income (loss) before extraordinary gain attributable to Huntsman Corporation common stockholders	0.03	0.06	(0.10)	2.52
Net income (loss) attributable to Huntsman Corporation common stockholders	0.03	0.10	(0.09)	2.53

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

Huntsman International

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$1,693	$1,866	$2,108	$2,096
Gross profit	150	240	342	353
Restructuring, impairment and plant closing costs	14	63	62	13
(Loss) income from continuing operations	(288)	(126)	(39)	44
(Loss) income before extraordinary gain	(285)	(129)	(41)	37
Net (loss) income	(285)	(129)	(41)	43
Net (loss) income attributable to Huntsman International LLC	(281)	(129)	(41)	41

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$2,540	$2,896	$2,731	$2,048
Gross profit	371	386	355	169
Restructuring, impairment and plant closing costs	4	1	3	28
Income (loss) from continuing operations(b)	17	20	8	(137)
Income (loss) before extraordinary loss	16	25	9	(25)
Net income (loss)	16	34	10	(21)
Net income (loss) attributable to Huntsman International LLC	12	31	10	(15)

(a)
Included in our income from continuing operations for the three months ended December 31, 2008, was pretax income of $815 million associated with the Terminated Merger. See "Note 26. Income (Expenses) Associated with the Terminated Merger and Related Litigation."

(b)
Included in our and Huntsman International's income from continuing operations for the three months ended December 31, 2008, was a pretax gain of $175 million resulting from a partial fire insurance settlement. See "Note 25. Casualty Losses and Insurance Recoveries."

HUNTSMAN CORPORATION (PARENT ONLY)
Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$826	$570
Receivable from affiliate	16	—
Note receivable from affiliate	25	423

Total current assets	867	993
Note receivable from affiliate-long-term	525	—
Investment in and advances to affiliates	772	903

Total assets	$2,164	$1,896

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$15	$4
Payable to affiliate	31	7
Accrued liabilities	10	40
Current portion of debt	236	—

Total current liabilities	292	51
Long-term debt	—	235
Other long term liabilities	28	—

Total liabilities	320	286

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 1,200,000,000 shares authorized, 237,225,258 and 234,430,334 issued and 234,081,490 and 233,553,515 outstanding as of December 31, 2009 and 2008, respectively	2	2
Mandatory convertible preferred stock, $0.01 par value, 100,000,000 shares authorized	—	—
Additional paid-in capital	3,155	3,141
Unearned stock-based compensation	(11)	(13)
Accumulated deficit	(1,015)	(1,031)
Accumulated other comprehensive loss	(287)	(489)

Total stockholders' equity	1,844	1,610

Total liabilities and stockholders' equity	$2,164	$1,896

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

	Year ended December 31,
	2009	2008	2007
Selling, general and administrative	$(2)	$(3)	$(4)
Interest (expense) income	(2)	—	1
Equity in (loss) income of subsidiaries	(431)	(474)	41
Dividend income—affiliate	23	306	—
Income (expenses) associated with the Terminated Merger and related litigation	835	780	(210)
Income tax expense	(309)	—	—

Net income (loss)	$114	$609	$(172)

Net income (loss)	$114	$609	$(172)
Other comprehensive income (loss) from subsidiaries	202	(746)	318

Comprehensive income (loss)	$316	$(137)	$146

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Millions)

	Shares
								Accumulated other comprehensive (loss) income
	Common Stock	Mandatory convertible preferred stock	Common stock	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Total equity
Balance, January 1, 2007	220,652,429	5,750,000	$2	$288	$2,798	$(13)	$(1,278)	$(61)	$1,736
Net loss	—	—	—	—	—	—	(172)	—	(172)
Other comprehensive income	—	—	—	—	—	—	—	318	318
Issuance of nonvested stock awards	—	—	—	—	10	(10)	—	—	—
Vesting of stock awards	393,555	—	—	—	—	—	—	—	—
Stock options exercised	99,332	—	—	—	2	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	13	11	—	—	24
Repurchase and cancellation of stock awards	(109,126)	—	—	—	—	—	(2)	—	(2)
Dividends declared on common stock	—	—	—	—	—	—	(88)	—	(88)
Reversal of valuation allowance on deferred tax assets related to previous equity transactions	—	—	—	—	8	—	—	—	8
Increase in noncontrolling interest resulting from acquisition of a business	—	—	—	—	—	—	—	—	—

Balance, December 31, 2007	221,036,190	5,750,000	2	288	2,831	(12)	(1,540)	257	1,826
Net income	—	—	—	—	—	—	609	—	609
Other comprehensive loss	—	—	—	—	—	—	—	(746)	(746)
Issuance of nonvested stock awards	—	—	—	—	12	(12)	—	—	—
Vesting of stock awards	594,908	—	—	—	1	—	—	—	1
Recognition of stock-based compensation	—	—	—	—	9	11	`	—	20
Repurchase and cancellation of stock awards	(160,058)	—	—	—	—	—	(4)	—	(4)
Preferred stock conversion	12,082,475	(5,750,000)	—	(288)	288	—	—	—	—
Effect of adoption of SFAS No. 158, (currently included in ASC 715-20-55) net of tax	—	—	—	—	—	—	(3)	—	(3)
Dividends declared on common stock	—	—	—	—	—	—	(93)	—	(93)
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	—	—	—

Balance, December 31, 2008	233,553,515	—	2	—	3,141	(13)	(1,031)	(489)	1,610
Net income	—	—	—	—	—	—	114	—	114
Other comprehensive income	—	—	—	—	—	—	—	202	202
Issuance of nonvested stock awards	—	—	—	—	8	(8)	—	—	—
Vesting of stock awards	742,565	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	6	10	—	—	16
Repurchase and cancellation of stock awards	(214,590)	—	—	—	—	—	(2)	—	(2)
Dividends declared on common stock	—	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2009	234,081,490	—	$2	$—	$3,155	$(11)	$(1,015)	$(287)	$1,844

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2009	2008	2007
Operating Activities:
Net income (loss)	$114	$609	$(172)
Equity in loss (income) of subsidiaries	431	474	(41)
Stock-based compensation	4	—	—
Non cash interest income	(17)	—	—
Changes in operating assets and liabilities	175	(49)	104

Net cash provided by (used in) operating activities	707	1,034	(109)

Investing Activities:
Loan to affiliate	(529)	(423)	—
Repayments of loan to affiliate	403	—	—
Investment in affiliate	(236)	—	—
Proceeds from maturity of government securities (restricted as to use)	—	4	14

Net cash (used in) provided by investing activities	(362)	(419)	14

Financing Activities:
Proceeds from issuance of Convertible Note	—	235	—
Dividends paid to preferred stockholders	—	(4)	(14)
Dividends paid to common stockholders	(96)	(93)	(88)
Repurchase and cancellation of stock awards	(2)	(4)	—
Stock options exercised	—	—	2
Increase (decrease) in payable to affiliates	7	(179)	178
Other, net	2	—	—

Net cash (used in) provided by financing activities	(89)	(45)	78

Increase (decrease) in cash and cash equivalents	256	570	(17)
Cash and cash equivalents at beginning of period	570	—	17

Cash and cash equivalents at end of period	$826	$570	$—

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$47	$9	$—	$—	$56
Year ended December 31, 2008	43	6	(2)	—	47
Year ended December 31, 2007	39	3	1	—	43

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$47	$9	$—	$—	$56
Year ended December 31, 2008	43	6	(2)	—	47
Year ended December 31, 2007	39	3	1	—	43

EXHIBIT INDEX

Number	Description
1.1	Underwriting Agreement, dated as of August 2, 2007, by and among the Company, MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed on August 6, 2007)
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
3.2
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005 (File No. 333-120749)
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
4.5	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.4)

Number	Description
4.6	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.4)
4.7	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.4)
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

Number	Description
4.20	Supplemental Indenture dated August 16, 2005, to Indenture dated as of September 30, 2003 by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 5/8% Senior Secured Notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.7 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
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
4.31	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)
4.32	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)

Number	Description
4.33	Indenture, dated as of July 6, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 8, 2009)
4.34	Form of 5 1/2% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on July 8, 2009)
4.35	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on July 8, 2009)
4.36
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
10.27
Amended and Restated Contribution Agreement, between Huntsman International LLC and Huntsman Receivables Finance LLC, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.28
Second Amended and Restated Servicing Agreement, dated as of April 18, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)
10.29
Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006)
10.30
Withdrawal of Originator, dated November 28, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.30 to our annual report on Form 10-K filed on March 1, 2007)
10.31
Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 23, 2007)
10.32	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)
10.33	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)
10.34	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)
10.35	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)
10.36	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)
10.37	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)
10.38	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)

Number	Description
10.39	Huntsman Corporation's Acceptance of Backstop Commitment dated October 26, 2008, among the Company and certain stockholders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 28, 2008)
10.40
Second Amendment to the Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the Series 2000-1 conduit purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA banks, the several financial institutions party thereto as funding agents, JPMorgan Chase Bank, N.A. as administrative agent and BNY Financial Services plc, the successor to J.P. Morgan Bank (Ireland) plc, as trustee, The Bank of New York Mellon, and JPMorgan Chase Bank, N.A., dated as of November 13, 2008 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 19, 2008)
10.41
Second Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and BNY Financial Services plc, the successor to J.P.Morgan (Ireland) plc, as trustee, dated as of November 13, 2008 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on November 19, 2008)
10.42
Amendment to the Second Amended and Restated Servicing Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, Huntsman International LLC, as servicer guarantor, BNY Financial Services plc, the successor to J.P.Morgan Bank (Ireland), as trustee, and PricewaterhouseCoopers LLP, as liquidation servicer, dated as of November 13, 2008 (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on November 19, 2008)
10.43
Settlement Agreement and Release, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 15, 2008)
10.44
Letter Agreement, dated December 14, 2008, among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on December 15, 2008)
10.45
Note Purchase Agreement, dated December 23, 2008, by and among Huntsman Corporation and Apollo Investment Fund VI, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 23, 2008)
10.46
Registration Rights Agreement, dated December 23, 2008, by and among Huntsman Corporation and Apollo Investment Fund VI, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on December 23, 2008)
10.47
Voting and Standstill Agreement, dated December 23, 2008, by and among Huntsman Corporation and Apollo Investment Fund VI, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on December 23, 2008)
10.48
Waiver to Credit Agreement dated April 16, 2009 among Huntsman International LLC and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 17, 2009)

Number	Description
10.49	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009)
10.50
Agreement of Compromise and Settlement, dated as of June 22, 2009, by and among Huntsman Corporation and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 23, 2009)
10.51
Form of Note Purchase Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on June 23, 2009)
10.52
Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009)
10.53
Form of Registration Rights Agreement dated as of June 23, 2009, by and among Huntsman International LLC, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 23, 2009)
10.54
Voting Agreement, dated as of June 22, 2009, by and among Huntsman International LLC, Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 23, 2009)
10.55
Asset and Equity Purchase Agreement dated as of August 28, 2009 by and among Tronox Incorporated, a Delaware corporation, Tronox LLC, a Delaware limited liability company, Tronox Pigments (Savannah) Inc., a Georgia corporation, Tronox Worldwide LLC, a Delaware limited liability company, Tronox Western Australia Pty. Ltd., a Western Australia company, Tronox Pigments (Netherlands) B.V., a Dutch limited liability company, Huntsman Pigments LLC, a Delaware limited liability company, Huntsman Australia R&D Company Pty. Ltd., an Australian company and Huntsman Corporation, a Delaware corporation (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 31, 2009)
10.56
U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009)
10.57
U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009)
10.58
European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009)

Number		Description
10.59		European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009)
10.60
Separation and Release Agreement, dated December 28, 2009, between Huntsman Corporation and Samuel D. Scruggs (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 28, 2009)
21.1	*	Subsidiaries of the Company
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002