Form 10-Q
period 2010-03-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2010-05-07
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

         On April 27, 2010, 239,059,793 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,110	$1,745
Restricted cash	8	5
Accounts and notes receivable (net of allowance for doubtful accounts of $55 and $56, respectively), ($538 and nil pledged as collateral, respectively)	1,371	1,018
Accounts receivable from affiliates	12	1
Inventories	1,248	1,184
Prepaid expenses	36	42
Deferred income taxes	36	36
Other current assets	132	109

Total current assets	3,953	4,140
Property, plant and equipment, net	3,373	3,516
Investment in unconsolidated affiliates	252	250
Intangible assets, net	120	125
Goodwill	94	94
Deferred income taxes	154	138
Notes receivable from affiliates	7	8
Other noncurrent assets	434	355

Total assets	$8,387	$8,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$875	$730
Accounts payable to affiliates	23	25
Accrued liabilities	564	623
Deferred income taxes	2	2
Current portion of debt	316	431

Total current liabilities	1,780	1,811
Long-term debt	3,859	3,781
Notes payable to affiliates	5	5
Deferred income taxes	289	289
Other noncurrent liabilities	816	875

Total liabilities	6,749	6,761
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 239,066,356 and 237,225,258 issued and 236,323,524 and 234,081,490 outstanding in 2010 and 2009, respectively	2	2
Additional paid-in capital	3,181	3,155
Unearned stock-based compensation	(18)	(11)
Accumulated deficit	(1,217)	(1,015)
Accumulated other comprehensive loss	(331)	(287)

Total Huntsman Corporation stockholders' equity	1,617	1,844
Noncontrolling interests in subsidiaries	21	21

Total equity	1,638	1,865

Total liabilities and equity	$8,387	$8,626

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended March 31,
	2010	2009
Revenues:
Trade sales, services and fees, net	$2,049	$1,673
Related party sales	45	7

Total revenues	2,094	1,680
Cost of goods sold	1,813	1,531

Gross profit	281	149
Operating expenses:
Selling, general and administrative	218	194
Research and development	36	36
Other operating expense (income)	2	(8)
Restructuring, impairment and plant closing costs	3	14

Total expenses	259	236

Operating income (loss)	22	(87)
Interest expense, net	(61)	(55)
Loss on accounts receivable securitization program	—	(4)
Equity in income of investment in unconsolidated affiliates	1	1
Loss on early extinguishment of debt	(155)	—
Expenses associated with the Terminated Merger and related litigation	—	(7)

Loss from continuing operations before income taxes	(193)	(152)
Income tax benefit (expense)	34	(138)

Loss from continuing operations	(159)	(290)
Loss from discontinued operations, net of tax	(13)	(4)

Net loss	(172)	(294)
Net loss attributable to noncontrolling interests	—	4

Net loss attributable to Huntsman Corporation	$(172)	$(290)

Net loss	$(172)	$(294)
Other comprehensive loss	(44)	(82)

Comprehensive loss	(216)	(376)
Comprehensive loss attributable to noncontrolling interests	—	4

Comprehensive loss attributable to Huntsman Corporation	$(216)	$(372)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED) (Continued)

(In Millions, Except Per Share Amounts)

	Three months ended March 31,
	2010	2009
Basic loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.68)	$(1.22)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.05)	(0.02)

Net loss attributable to Huntsman Corporation common stockholders	$(0.73)	$(1.24)

Weighted average shares	234.8	233.7

Diluted loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.68)	$(1.22)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.05)	(0.02)

Net loss attributable to Huntsman Corporation common stockholders	$(0.73)	$(1.24)

Weighted average shares	234.8	233.7

Amounts attributable to Huntsman Corporation common stockholders:
Loss from continuing operations	$(159)	$(286)
Loss from discontinued operations, net of tax	(13)	(4)

Net loss	$(172)	$(290)

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2010	2009
Operating Activities:
Net loss	$(172)	$(294)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment in unconsolidated affiliates	(1)	(1)
Depreciation and amortization	98	126
Provision for losses on accounts receivable	3	4
Loss (gain) on disposal of businesses/assets, net	1	(1)
Loss on early extinguishment of debt	155	—
Noncash interest expense	10	2
Noncash restructuring, impairment and plant closing costs	—	4
Deferred income taxes	(20)	131
Net unrealized (gain) loss on foreign currency transactions	(3)	2
Stock-based compensation	7	5
Other, net	(2)	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(114)	57
Accounts receivable from A/R Programs (Note 7)	(254)	—
Inventories	(96)	114
Prepaid expenses	6	7
Other current assets	(25)	1
Other noncurrent assets	(77)	—
Accounts payable	153	(113)
Accrued liabilities	(56)	(71)
Other noncurrent liabilities	(21)	(10)

Net cash used in operating activities	(408)	(38)

Investing Activities:
Capital expenditures	(37)	(61)
Proceeds from sale of businesses/assets, net of adjustments	—	(1)
Investment in unconsolidated affiliates, net of cash received	(3)	—
Change in restricted cash	(3)	—

Net cash used in investing activities	(43)	(62)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Three months ended March 31,
	2010	2009
Financing Activities:
Net borrowings (repayments) under revolving loan facilities	$3	$(8)
Revolving loan facility from A/R Programs (Note 7)	254	—
Net repayments on overdraft facilities	(1)	(1)
Repayments of short-term debt	(44)	(73)
Borrowings on short-term debt	55	47
Repayments of long-term debt	(611)	(17)
Proceeds from issuance of long-term debt	375	—
Repayments of notes payable	(21)	(23)
Borrowings on notes payable	—	14
Debt issuance costs paid	(16)	—
Call premiums related to early extinguishment of debt	(153)	—
Dividends paid to common stockholders	(24)	(23)
Repurchase and cancellation of stock awards	(6)	—
Proceeds from issuance of common stock	2	—
Excess tax benefit related to stock-based compensation	4	—
Other, net	(1)	—

Net cash used in financing activities	(184)	(84)

Effect of exchange rate changes on cash	—	(3)

Decrease in cash and cash equivalents	(635)	(187)
Cash and cash equivalents at beginning of period	1,745	657

Cash and cash equivalents at end of period	$1,110	$470

Supplemental cash flow information:
Cash paid for interest	$43	$38
Cash paid for income taxes	8	17

        During the three months ended March 31, 2010 and 2009, the amount of capital expenditures in accounts payable decreased by $11 million and $24 million, respectively. The value of share awards that vested during the three months ended March 31, 2010 and 2009 was $18 million and $11 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Common Stock					Accumulated other comprehensive loss
			Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Shares	Amount
Balance, January 1, 2010	234,081,490	$2	$3,155	$(11)	$(1,015)	$(287)	$21	$1,865
Net loss	—	—	—	—	(172)	—	—	(172)
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Issuance of nonvested stock awards	—	—	10	(10)	—	—	—	—
Vesting of stock awards	1,803,817	—	9	—	—	—	—	9
Recognition of stock-based compensation	—	—	1	3	—	—	—	4
Repurchase and cancellation of stock awards	(425,001)	—	—	—	(6)	—	—	(6)
Stock options exercised	863,218	—	2	—	—	—	—	2
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	4
Dividends declared on common stock	—	—	—	—	(24)	—	—	(24)

Balance, March 31, 2010	236,323,524	$2	$3,181	$(18)	$(1,217)	$(331)	$21	$1,638

	Huntsman Corporation Stockholders
	Common Stock					Accumulated other comprehensive loss
			Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Shares	Amount
Balance, January 1, 2009	233,553,515	$2	$3,141	$(13)	$(1,031)	$(489)	$22	$1,632
Net loss	—	—	—	—	(290)	—	(4)	(294)
Other comprehensive loss	—	—	—	—	—	(82)	—	(82)
Issuance of nonvested stock awards	—	—	8	(8)	—	—	—	—
Vesting of stock awards	538,225	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	3	—	—	—	5
Repurchase and cancellation of stock awards	(132,635)	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	(23)	—	—	(23)

Balance, March 31, 2009	233,959,105	$2	$3,151	$(18)	$(1,344)	$(571)	$18	$1,238

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$551	$919
Restricted cash	8	5
Accounts and notes receivable (net of allowance for doubtful accounts of $55 and $56, respectively), ($538 and nil pledged as collateral, respectively)	1,371	1,018
Accounts receivable from affiliates	76	32
Inventories	1,248	1,184
Prepaid expenses	34	42
Deferred income taxes	34	33
Other current assets	122	109

Total current assets	3,444	3,342
Property, plant and equipment, net	3,220	3,357
Investment in unconsolidated affiliates	252	250
Intangible assets, net	123	129
Goodwill	94	94
Deferred income taxes	175	158
Notes receivable from affiliates	7	8
Other noncurrent assets	434	355

Total assets	$7,749	$7,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$873	$715
Accounts payable to affiliates	22	41
Accrued liabilities	562	613
Deferred income taxes	2	2
Note payable to affiliate	100	25
Current portion of debt	316	195

Total current liabilities	1,875	1,591
Long-term debt	3,859	3,781
Notes payable to affiliates	330	530
Deferred income taxes	82	79
Other noncurrent liabilities	815	865

Total liabilities	6,961	6,846
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,031	3,021
Accumulated deficit	(1,873)	(1,847)
Accumulated other comprehensive loss	(391)	(348)

Total Huntsman International LLC members' equity	767	826
Noncontrolling interests in subsidiaries	21	21

Total equity	788	847

Total liabilities and equity	$7,749	$7,693

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2010	2009
Revenues:
Trade sales, services and fees, net	$2,049	$1,673
Related party sales	45	7

Total revenues	2,094	1,680
Cost of goods sold	1,808	1,526

Gross profit	286	154
Operating expenses:
Selling, general and administrative	215	189
Research and development	36	36
Other operating income	(7)	(8)
Restructuring, impairment and plant closing costs	3	14

Total expenses	247	231

Operating income (loss)	39	(77)
Interest expense, net	(66)	(55)
Loss on accounts receivable securitization program	—	(4)
Equity in income of investment in unconsolidated affiliates	1	1
Loss on early extinguishment of debt	(9)	—

Loss from continuing operations before income taxes	(35)	(135)
Income tax benefit (expense)	22	(146)

Loss from continuing operations	(13)	(281)
Loss from discontinued operations, net of tax	(13)	(4)

Net loss	(26)	(285)
Net loss attributable to noncontrolling interests	—	4

Net loss attributable to Huntsman International LLC	$(26)	$(281)

Net loss	$(26)	$(285)
Other comprehensive loss	(43)	(79)

Comprehensive loss	(69)	(364)
Comprehensive loss attributable to noncontrolling interests	—	4

Comprehensive loss attributable to Huntsman International LLC	$(69)	$(360)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2010	2009
Operating Activities:
Net loss	$(26)	$(285)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment in unconsolidated affiliates	(1)	(1)
Depreciation and amortization	92	120
Provision for losses on accounts receivable	3	4
Loss (gain) on disposal of businesses/assets, net	1	(1)
Loss on early extinguishment of debt	9	—
Noncash interest expense	14	5
Noncash restructuring, impairment and plant closing costs	—	4
Deferred income taxes	(18)	143
Net unrealized (gain) loss on foreign currency transactions	(3)	2
Noncash compensation	6	1
Changes in operating assets and liabilities:
Accounts and notes receivable	(114)	57
Accounts receivable from A/R Programs (Note 7)	(254)	—
Inventories	(96)	114
Prepaid expenses	8	10
Other current assets	(14)	1
Other noncurrent assets	(77)	—
Accounts payable	161	(128)
Accrued liabilities	(47)	(39)
Other noncurrent liabilities	(20)	(10)

Net cash used in operating activities	(376)	(3)

Investing Activities:
Capital expenditures	(37)	(61)
Proceeds from sale of businesses/assets, net of adjustments	—	(1)
Investment in unconsolidated affiliates, net of cash received	(3)	—
Change in restricted cash	(3)	—
(Increase) decrease in receivable from affiliate	(50)	7

Net cash used in investing activities	(93)	(55)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Three months ended March 31,
	2010	2009
Financing Activities:
Net borrowings (repayments) under revolving loan facilities	$3	$(8)
Revolving loan facility from A/R Programs (Note 7)	254	—
Net repayments on overdraft facilities	(1)	(1)
Repayments of short-term debt	(44)	(73)
Borrowings on short-term debt	55	47
Repayments of long-term debt	(375)	(17)
Proceeds from issuance of long-term debt	375	—
Repayments of notes payable to affiliate	(125)	—
Proceeds from notes payable to affiliate	—	529
Repayments of notes payable	(21)	(22)
Borrowings on notes payable	—	11
Debt issuance costs paid	(16)	—
Call premiums related to early extinguishment of debt	(7)	—
Dividends paid to parent	—	(23)
Excess tax benefit related to stock-based compensation	4	—
Other, net	(1)	1

Net cash provided by financing activities	101	444

Effect of exchange rate changes on cash	—	(3)

(Decrease) increase in cash and cash equivalents	(368)	383
Cash and cash equivalents at beginning of period	919	87

Cash and cash equivalents at end of period	$551	$470

Supplemental cash flow information:
Cash paid for interest	$34	$38
Cash paid for income taxes	6	17

        During the three months ended March 31, 2010 and 2009, the amount of capital expenditures in accounts payable decreased by $11 million and $24 million, respectively. During the three months ended March 31, 2010 and 2009, Huntsman Corporation contributed $6 million and $1 million, respectively, related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2010	2,728	$3,021	$(1,847)	$(348)	$21	$847
Net loss	—	—	(26)	—	—	(26)
Other comprehensive loss	—	—	—	(43)	—	(43)
Contribution from parent, net of distributions	—	6	—	—	—	6
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, March 31, 2010	2,728	$3,031	$(1,873)	$(391)	$21	$788

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2009	2,728	$2,865	$(1,414)	$(554)	$22	$919
Net loss	—	—	(281)	—	(4)	(285)
Other comprehensive loss	—	—	—	(79)	—	(79)
Contribution from parent, net of distributions	—	1	—	—	—	1
Dividends paid to parent	—	—	(23)	—	—	(23)

Balance, March 31, 2009	2,728	$2,866	$(1,718)	$(633)	$18	$533

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our Company's formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); and "SLIC" refers to Shanghai Liengheng Isocyanate Company (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies).

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 for our Company and Huntsman International.

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. We ceased operation of our Australian styrenics business during the first quarter of 2010 and report the results of that business as discontinued operations. See "Note 19. Discontinued Operations."

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

        Currently, we operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

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

  •
  income (expenses) associated with our terminated merger with a subsidiary of Hexion (the "Terminated Merger" or the "Hexion Merger");

  •
  the $250 million 7% convertible notes due 2018 (the "Convertible Notes") issued in connection with our December 14, 2008 settlement agreement with Apollo, Hexion and certain of their affiliates (the "Apollo Settlement Agreement")(see "Note 17. Income (Expenses) Associated with the Terminated Merger and Related Litigation"), which we repurchased on January 11, 2010; and

  •
  the results of our settlement agreement (the "Texas Bank Litigation Settlement Agreement") in connection with our litigation (the "Texas Bank Litigation") against affiliates of Credit Suisse Securities (USA) LLC and Deutsche Bank Inc. (collectively, the "Banks") (see "Note 17. Income (Expenses) Associated with the Terminated Merger and Related Litigation").

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in two joint ventures for which we are the primary beneficiary.

        One joint venture manufactures products for our Polyurethanes segment. The structure of the joint venture is such that the total equity investment at risk is not sufficient to permit the joint venture to finance its activities without additional financial support. By virtue of the operating agreement with this joint venture, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

        The other joint venture manufactures products for our Pigments segment. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to third party customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing.

        As the primary beneficiary of these two variable interest entities, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited). The following table summarizes the carrying amount of the two joint ventures' assets and liabilities included in our condensed consolidated balance sheet (unaudited), before intercompany eliminations, as of March 31, 2010 (dollars in millions):

Current assets	$91
Property, plant and equipment, net	16
Other noncurrent assets	32
Deferred income taxes	38

Total assets	$177

Current liabilities	$85
Long-term debt	4
Other noncurrent liabilities	93

Total liabilities	$182

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. In connection with the closure and abandonment of our Australian styrenics operations in the first quarter of 2010, we have treated this business as discontinued operations beginning in the first quarter of 2010. All relevant information for prior periods has been restated to reflect this change.

        During the first quarter of 2010, we began reporting our last-in, first-out ("LIFO") inventory valuation reserve charges as part of Corporate and other, which was previously reported in our Performance Products segment. All segment information for prior periods has been restated to reflect this change.

RECENT DEVELOPMENTS

Repurchase of Convertible Notes

        On January 11, 2010, we repurchased the entire $250 million principal amount of our outstanding Convertible Notes for approximately $382 million from Apollo and its affiliates. The Convertible Notes were issued to Apollo in December 2008. The Convertible Notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders. As a result of the repurchase of the Convertible Notes, we recorded a loss on early extinguishment of debt in the first quarter of 2010 of $146 million.

Senior Subordinated Note Offering

        On March 17, 2010 we completed a $350 million offering of 8.625% senior subordinated notes due 2020 (the "2020 Subordinated Notes"). We used the net proceeds to redeem approximately €184 million (approximately $247 million) senior subordinated notes due 2013 and approximately €59 million (approximately $79 million) senior subordinated notes due 2015. In connection with the redemption of these notes, we recorded a loss on early extinguishment of debt in the first quarter of 2010 of $9 million. In connection with these redemptions and the issuance of the 2020 Subordinated Notes, Huntsman International entered into $350 million notional amount of five-year euro/dollar cross-currency interest rate contracts. In accordance with these swap transactions, the interest payment on the 2020 Subordinated Notes will be denominated in euros at an effective rate of approximately 8.41% for the next five years.

Amendment of Senior Credit Facilities

        On March 9, 2010, Huntsman International entered into a Fifth Amendment to Credit Agreement (the "Amendment") with JPMorgan Chase Bank, N.A. and the other financial institutions party thereto, which amended certain terms of Huntsman International's existing senior secured credit facilities (the "Senior Credit Facilities"). Among other things, the Amendment (i) replaces Deutsche Bank AG New York Branch as administrative agent, collateral agent and U.K. security trustee with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and JPMorgan Chase Bank, N.A. or an affiliate

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

thereof as U.K. security trustee, (ii) extends the stated maturity of the revolving facility to March 9, 2014, and (iii) limits the aggregate amount of the revolving commitments allowable under the revolving facility to an amount up to $300 million, including $225 million currently committed by the lenders. The Amendment increased the applicable LIBOR margin range on the revolving loans by 1.75% to 3.50% per annum and increased the unused commitment fee percentage to a range of 0.50% to 0.75%.

Accounting for our Accounts Receivable Securitization Program

        On January 1, 2010, in connection with the adoption of Accounting Standards Update ("ASU") No. 2009-16, we have accounted for sales of accounts receivable under our accounts receivable securitization programs as secured borrowings. See "Note 2. Recently Issued Accounting Pronouncements" and "Note 7. Debt—Accounts Receivable Securitization."

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2010:

        In February 2010, the Financial Accounting Standards Board ("FASB") issued and we adopted ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. This ASU provides a definition of the term "SEC filer" and removes the requirement for entities that are SEC filers to disclose the date through which subsequent events have been evaluated. We evaluate subsequent events through the date the financial statements are issued.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU clarifies existing disclosure requirements to provide a greater level of disaggregated information and to provide more information regarding valuation techniques and inputs to fair value measurements. It requires additional disclosure related to transfers between the three levels of fair value measurement, as well as information about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 measurements. The enhanced disclosures required by this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. See "Note 9. Fair Value."

        Effective January 1, 2010, we adopted ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codified Statement of Financial Accounting Standards ("SFAS") No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach. This new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and it requires additional disclosures about an enterprise's involvement in variable interest entities. The adoption of this

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

statement did not have a significant impact on our condensed consolidated financial statements (unaudited). See "Note 1. General—Variable Interest Entities."

        Effective January 1, 2010, we adopted ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which codified SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special-purpose entity ("QSPE") from SFAS No. 140 and removes the exception from applying FIN 46(R) to QSPEs. SFAS No. 166 modifies the derecognition provisions in SFAS No. 140 and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. It also requires additional disclosures regarding the transferor's continuing involvement with transferred financial assets and the related risks retained. Upon adoption of this statement, sales of accounts receivable under our accounts receivable securitization programs no longer qualified for derecognition and were accounted for as secured borrowings beginning in January 2010. See "Note 7. Debt—Accounts Receivable Securitization." Prior to the adoption of this statement, receivables transferred under our U.S. and European accounts receivable securitization programs (the "U.S. A/R Program," the "EU A/R Program" and collectively the "A/R Programs") qualified as sales.

Accounting Pronouncements Pending Adoption in Future Periods:

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We are evaluating this ASU to determine its impact on our condensed consolidated financial statements (unaudited).

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

principle with MCIL under which the purchase price was revised to be approximately $35 million (U.S. dollar equivalents), which included receivables existing on the closing date due to MCIL from our affiliates, which were also settled at acquisition. Payment of the acquisition cost was phased in various tranches. The first tranche of $7 million was paid during 2008; additional tranches were paid during 2009; and a final payment of $2 million was made upon completion of the audit of net working capital acquired in the first quarter of 2010. In addition, $5 million of accounts payable by us to MCIL were forgiven in connection with this acquisition.

        We have accounted for the Baroda acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Acquisition cost:
Cash payments made in 2008	$7
Cash payments made in 2009	31
Cash payments made in 2010	2
Forgiveness of amounts payable from us to MCIL	(5)

Total acquisition cost	$35

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$2
Inventories	3
Other current assets	2
Property, plant and equipment	31
Intangible assets	4
Deferred tax asset	1
Accounts payable	(3)
Short-term debt	(3)
Deferred tax liability	(2)

Total fair value of net assets acquired	$35

        The acquisition cost allocation is preliminary pending finalization of the determination of the fair value of intangible assets and deferred taxes. For purposes of this preliminary allocation of fair value, we have assigned any excess of acquisition cost of historical carrying values to amortizable intangible assets and no amounts have been allocated to goodwill. We expect that it is reasonably possible that changes to this allocation could occur.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31, 2010	December 31, 2009
Raw materials and supplies	$269	$240
Work in progress	75	77
Finished goods	965	917

Total	1,309	1,234
LIFO reserves	(61)	(50)

Net	$1,248	$1,184

        For each of March 31, 2010 and December 31, 2009, approximately 10% of inventories were recorded using the LIFO cost method.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements receivable by us as of March 31, 2010 and December 31, 2009 were $4 million and $3 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these open exchange agreements receivable or payable by us at both March 31, 2010 and December 31, 2009 were nil.

5. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        During the year ended December 31, 2008, we contributed $44 million as our 50% equity contribution to the Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. The joint venture obtained various loan commitments in the aggregate amount of approximately $195 million in U.S. dollar equivalents, of which $177 million, including bridge loans, was drawn as of March 31, 2010. The plant will have approximate annual capacity of 60 million pounds with production expected in early second quarter of 2010. We will purchase and sell all of the production from this joint venture. We have provided certain guarantees of approximately $14 million for these commitments, which will terminate upon completion of the project and satisfaction of certain conditions. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded. This joint venture is currently accounted for under the equity method during its development stage.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of March 31, 2010 and December 31, 2009, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2010	$50	$1	$3	$21	$75
2010 charges for 2009 initiatives	1	—	—	1	2
2010 charges for 2010 initiatives	4	—	—	—	4
Reversal of reserves no longer required	(3)	—	—	—	(3)
2010 payments for 2006 initiatives	(1)	—	—	—	(1)
2010 payments for 2008 initiatives	(2)	—	—	—	(2)
2010 payments for 2009 initiatives	(5)	—	—	(2)	(7)
Net activity of discontinued operations	(23)	—	—	6	(17)
Foreign currency effect on reserve balance	(2)	—	—	—	(2)

Accrued liabilities as of March 31, 2010	$19	$1	$3	$26	$49

(1)
The total workforce reduction reserves of $19 million relate to the termination of 300 positions, of which 254 positions had not been terminated as of March 31, 2010.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2010	December 31, 2009
2005 initiatives & prior	$3	$3
2006 initiatives	4	5
2008 initiatives	5	7
2009 initiatives	33	60
2010 initiatives	4	—

Total	$49	$75

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate & other	Total
Accrued liabilities as of January 1, 2010	$2	$—	$7	$17	$11	$34	$4	$75
2010 charges for 2009 initiatives	—	—	—	—	1	—	1	2
2010 charges for 2010 initiatives	—	—	—	—	—	—	4	4
Reversal of reserves no longer required	—	—	(2)	—	—	—	(1)	(3)
2010 payments for 2006 initiatives	—	—	—	(1)	—	—	—	(1)
2010 payments for 2008 initiatives	(1)	—	—	(1)	—	—	—	(2)
2010 payments for 2009 initiatives	—	—	(1)	(2)	(3)	—	(1)	(7)
Net activity of discontinued operations	—	—	—	—	—	(17)	—	(17)
Foreign currency effect on reserve balance	—	—	—	(1)	(1)	—	—	(2)

Accrued liabilities as of March 31, 2010	$1	$—	$4	$12	$8	$17	$7	$49

Current portion of restructuring reserves	$1	$—	$3	$12	$5	$17	$7	$45
Long-term portion of restructuring reserves	—	—	1	—	3	—	—	4
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	$—	$—	$1	$—	$7	$—	$1	$9
Estimated additional charges beyond one year	—	—	—	—	3	—	—	3

        Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

Three months ended March 31, 2010
Cash charges:
2010 charges for 2009 initiatives	$2
2010 charges for 2010 initiatives	4
Reversal of reserves no longer required	(3)

Total 2010 Restructuring, Impairment and Plant Closing Costs	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

Three months ended March 31, 2009
Cash charges:
2009 charges for 2008 initiatives	$2
2009 charges for 2009 initiatives	9
Reversal of reserves no longer required	(1)
Non-cash charges	4

Total 2009 Restructuring, Impairment and Plant Closing Costs	$14

        During the three months ended March 31, 2010, our Advanced Materials segment reversed accruals of $2 million primarily related to workforce reductions in connection with a reorganization towards a regional management structure.

        During the three months ended March 31, 2010, our Pigments segment recorded charges of $1 million primarily related to the closure of our Grimsby plant. We expect to incur additional charges of $10 million through December 31, 2011, primarily related to the closure of our Grimsby, U.K. plant.

        During the three months ended March 31, 2010, we recorded net charges of $4 million in Corporate and other related to workforce reductions in connection with a reorganization and regional consolidation of our transactional accounting activities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

  Huntsman Corporation

	March 31, 2010	December 31, 2009
Senior Credit Facilities:
Term loans	$1,950	$1,968
Amounts outstanding under A/R programs	242	—
Senior notes	438	434
Subordinated notes	1,268	1,294
Australian credit facilities	38	34
HPS (China) debt	179	163
Convertible notes	—	236
Other	60	83

Total debt—excluding debt to affiliates	$4,175	$4,212

Current portion of debt	$316	$431
Long-term portion	3,859	3,781

Total debt—excluding debt to affiliates	$4,175	$4,212

Total debt—excluding debt to affiliates	$4,175	$4,212
Notes payable to affiliates-noncurrent	5	5

Total debt	$4,180	$4,217

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

  Huntsman International

	March 31, 2010	December 31, 2009
Senior Credit Facilities:
Term loans	$1,950	$1,968
Amounts outstanding under A/R programs	242	—
Senior notes	438	434
Subordinated notes	1,268	1,294
Australian credit facilities	38	34
HPS (China) debt	179	163
Other	60	83

Total debt—excluding debt to affiliates	$4,175	$3,976

Current portion of debt	$316	$195
Long-term portion	3,859	3,781

Total debt—excluding debt to affiliates	$4,175	$3,976

Total debt—excluding debt to affiliates	$4,175	$3,976
Notes payable to affiliates-current	100	25
Notes payable to affiliates-noncurrent	330	530

Total debt	$4,605	$4,531

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: our guarantees of certain debt of HPS (our Chinese MDI joint venture); our guarantee of certain debt of the Arabian Amines Company (our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia); certain indebtedness incurred from time to time to finance certain insurance premiums; and our guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program.

        Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

TRANSACTIONS AFFECTING OUR DEBT

Senior Credit Facilities

        As of March 31, 2010, our Senior Credit Facilities consisted of (i) our $225 million revolving facility ("Revolving Facility"); (ii) our $1,509 million term loan B facility ("Term Loan B"); and (iii) our $495 million ($441 million carrying value) term loan C facility ("Term Loan C" and, collectively with Term Loan B, the "Dollar Term Loans"). As of March 31, 2010, we had no borrowings outstanding under our Revolving Facility, and we had approximately $40 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Facility. All of our Senior Credit Facilities are obligations of Huntsman International and are not direct obligations of Huntsman Corporation.

        On March 9, 2010, Huntsman International entered into the Amendment with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, and the other financial institutions party thereto, which amended certain terms of Huntsman International's existing Senior Credit Facilities. Among other things, the Amendment (i) replaces Deutsche Bank AG New York Branch as administrative agent, collateral agent and U.K. security trustee with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and JPMorgan Chase Bank, N.A. or an affiliate thereof as U.K. security trustee, (ii) extends the stated maturity of the Revolving Facility to March 9, 2014 and provides for optional extensions of such stated maturity date from time to time with the consent of the lenders and subject to certain specified conditions and exceptions, (iii) limits the aggregate amount of the revolving commitments allowable under the Revolving Facility to an amount up to $300 million, including $225 million currently obtained from the lenders, (iv) terminated the 2009 Waiver and (v) reduces the maximum letter of credit sublimit to $75 million (not including existing letters of credit issued by Deutsche Bank AG New York Branch) and the maximum swing line sublimit to $25 million.

        Additionally, the Amendment increases the applicable LIBOR margin range on the revolving loans by 1.75% to 3.50% per annum and increases the unused commitment fee percentage to a range of 0.50% to 0.75%. The Amendment also amends the mandatory prepayment provisions of the Senior Credit Facilities to permit the reinvestment of certain insurance and condemnation proceeds.

        Our Senior Credit Facilities are subject to a single financial covenant (the "Leverage Covenant") which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). Following the termination of the 2009 Waiver, the Leverage Covenant is a net senior secured leverage ratio covenant, with a maximum ratio of senior secured debt to EBITDA (as defined in the applicable agreement) of no more than 3.75 to 1.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 3.50%, LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. However, the applicable interest rate of Term Loan B is subject to a reduction to LIBOR plus 1.5% upon achieving certain secured leverage ratio thresholds. The Revolving Facility matures on March 9, 2014 (subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions), Term Loan B matures in 2014 and Term Loan C matures in 2016; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        During the three months ended March 31, 2010, we paid the annual scheduled repayment of $16 million on our Term Loan B and $5 million on our Term Loan C. On April 26, 2010, we prepaid $124 million of Term Loan B and $40 million of Term Loan C with the proceeds from excess cash flow.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Accounts Receivable Securitization

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to bankruptcy-remote special purpose entities ("SPEs"). This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing through a conduit program (in both U.S. dollars and euros). Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, sales of accounts receivable under our A/R Programs no longer meet the criteria for derecognition. Accordingly, the amounts outstanding under our new A/R Programs are accounted for as secured borrowings as of January 1, 2010. See "Note 2. Summary of Significant Accounting Policies."

        As of March 31, 2010, the A/R Programs had $242 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $187 million)). As of March 31, 2010, $538 million of accounts receivable were pledged as collateral under the A/R Programs. As of December 31, 2009, the A/R Programs had $254 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $199 million)).

U.S. ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

        The maximum funding availability under the U.S. A/R Program is $250 million, which is divided between two facilities: a $125 million three-year facility with a maturity of October 2012 and a $125 million two-year facility, with a maturity of October 2011. The amount of actual availability under the U.S. A/R Program is subject to change based on the level of eligible receivables sold. Availability is further subject to changes in the credit ratings of Huntsman International's customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. The yield on the three-year facility is based on the LIBOR rate (as defined in the applicable agreement) plus a margin rate of 3.75% per annum and, in the case of the two-year facility, if funded by commercial paper ("CP") by the lender, the CP Rate (as defined in the applicable agreement) plus a margin rate of 3.50% per annum. In addition, the U.S. SPE is obligated to pay commitment fees to the lenders based on the amount of each lender's commitment.

        The U.S. A/R Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the U.S. A/R Program upon the occurrence of certain specified events, including, but not limited to, failure by the U.S. SPE to pay interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events, and failure of Huntsman International to maintain a minimum liquidity level of $400 million (the "Liquidity Requirement"). We guarantee certain obligations of Huntsman International in its capacity as contributor and servicer guarantor under the U.S. A/R Program.

EUROPEAN ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

        The maximum funding availability under the EU A/R Program is €225 million (approximately $302 million) with a maturity of October 2011. The amount of actual availability under the EU A/R Program is subject to change based on the level of eligible receivables sold. Availability is further subject to changes in the credit ratings of the originators' customers and country, customer

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

concentration levels, and certain characteristics of the accounts receivable being transferred. The yield is based on GBP LIBOR, USD LIBOR or EURIBOR (each as defined in the applicable agreement) plus a margin rate of 3.75% per annum if funded by commercial paper by the lender. In addition, the EU SPE is obligated to pay a commitment fee to the lender based on the amount of the lender's commitment.

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

2020 Subordinated Notes

        On March 17, 2010, Huntsman International completed the $350 million offering of the 2020 Subordinated Notes. The 2020 Subordinated Notes bear interest at 8.625% per annum and are due March 15, 2020. We used the net proceeds of $343 million to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€184 million (approximately $247 million)) and a portion of our euro-denominated senior subordinated notes due 2015 (€59 million (approximately $79 million)). See "—Redemption of Notes" below.

        At any time prior to March 15, 2013, Huntsman International may redeem up to 40% of the aggregate principal amount of the 2020 Subordinated Notes with the net cash proceeds of certain equity offerings. Huntsman International may redeem the 2020 Subordinated Notes in whole or in part prior to March 15, 2015 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium. The 2020 Subordinated Notes are redeemable on or after March 15, 2015 at 104.3125%, declining ratably to par on or after March 15, 2018.

        Interest is payable on the 2020 Subordinated Notes semiannually on March 15 and September 15 of each year. The 2020 Subordinated Notes are general unsecured senior subordinated obligations of Huntsman International and are guaranteed on a general unsecured senior subordinated basis by our subsidiary guarantors (the "Subsidiary Guarantors"). The Indenture governing the 2020 Subordinated Notes contains covenants relating to, among other things, the incurrence of additional indebtedness; the payment of dividends and the payment of certain other restricted payments; transactions with affiliates; creating dividend or other payment restrictions affecting restricted subsidiaries; the merger or consolidation with any other person or any sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of its assets; or the adoption of a plan of liquidation.

Redemption of Notes

        On March 17, 2010, Huntsman International repaid €184 million (approximately $247 million) of its 6.875% senior subordinated notes due 2013. The amount paid to redeem the notes, excluding accrued interest, was €189 million (approximately $254 million), which included principal of €184 million (approximately $247 million) and premium of €5 million (approximately $7 million). As of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

March 31, 2010, the 6.875% senior subordinated notes due 2013 have a remaining balance of €216 million (approximately $290 million).

        On March 17, 2010, Huntsman International repaid €59 million (approximately $79 million) of its 7.5% senior subordinated notes due 2015. Amount paid to redeem the notes, excluding accrued interest, was €59 million (approximately $79 million). As of March 31, 2010, the 7.5% senior subordinated notes due 2015 have a remaining balance of €76 million (approximately $102 million).

        For information regarding the redemption of our Convertible Notes, see "Note 1. General—Recent Developments—Repurchase of Convertible Notes."

Other Debt

        On April 1, 2010, our $25 million European overdraft facility was terminated. This facility was a demand facility used for the working capital needs of our European subsidiaries. As of both March 31, 2010 and December 31, 2009, we had nil U.S. dollar equivalents in borrowings outstanding under this European overdraft facility. We also maintain other foreign overdraft facilities used for working capital needs.

        HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans, including both U.S. dollar and RMB term loans and RMB working capital loans. During the three months ended March 31, 2010, HPS refinanced 130 million in RMB (approximately $19 million) in working capital loans that were scheduled to be repaid during the quarter. The loans were refinanced for three years at the same interest rate of 90% of the Peoples Bank of China rate, which was 4.9% as of March 31, 2010.

        Our Australian subsidiaries have credit facilities with a scheduled maturity of May 2010. We are in the process of refinancing a portion of these facilities with the existing lender. The remaining portion will be repaid in connection with the shutdown of the Australian styrenics operations. See "Note 19. Discontinued Operations."

Intercompany Note

        Under an existing promissory note (the "Intercompany Note"), we have provided financing to Huntsman International. As of March 31, 2010, the outstanding total balance of the Intercompany Note was $425 million. Under the agreements governing our Senior Credit Facilities, Huntsman International cannot repay amounts under the Intercompany Note if there are any outstanding revolving loans, swing line loans or outstanding letters of credit that are not cash collateralized, unless, before and after giving effect to such payment on a pro forma basis, Huntsman International is in compliance with the Leverage Covenant. Huntsman International is currently in compliance with Leverage Covenant, and during the three months ended March 31, 2010, repaid $125 million under the Intercompany Note. As of March 31, 2010, and in accordance with the limitation contained in the agreements governing the Senior Credit Facilities as described above, Huntsman International would be permitted to repay up to approximately $425 million on the Intercompany Note.

        The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2010 on the accompanying condensed consolidated balance sheets (unaudited). As of March 31, 2010, under the terms of the Intercompany Note, Huntsman International promises to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility). Subject to the conditions of the Senior Credit Facilities, with our consent, the principal and accrued interest outstanding under the Intercompany Note may also be forgiven, capitalized or satisfied with any alternate form of consideration.

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and the indentures governing our notes.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). Following the termination of the 2009 Waiver, the Leverage Covenant is a net senior secured leverage ratio covenant, with a maximum ratio of senior secured debt to EBITDA (as defined in the applicable agreement) of no more than 3.75 to 1.

        If in the future Huntsman International is not able to meet the secured leverage ratio under the Leverage Covenant, unless Huntsman International obtains an amendment or waiver (as to which we can provide no assurance), then, for so long as Huntsman International did not meet such secured leverage ratio, we would not have access to the liquidity otherwise available under our Revolving Facility. If Huntsman International fails to meet this secured leverage ratio at a time when we have loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under our Senior Credit Facilities, and, unless we obtain a waiver or forbearance with respect to such default (as to which we can provide no assurance), we could be required to pay off the balance of our Senior Credit Facilities in full and would not have further access to such facilities.

        Our A/R Programs consist of two facilities: Our $250 million U.S. A/R Program and our €225 million (approximately $302 million) EU A/R Program. The agreements governing our U.S. A/R Program and the agreements governing our EU A/R Program also contain certain financial covenants. Any material failure to meet the applicable A/R Program's covenants in the future could lead to an event of default under the A/R Programs, which could require us to cease our use of such facilities. Under these circumstances, unless any default was remedied or waived, we would likely lose the ability to obtain financing with respect to our trade receivables. A material default under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2010, we had approximately $117 million notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of March 31, 2010, the fair value of the hedge was less than $1 million and is recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2010, the fair value of the hedge was less than $1 million and is recorded in other noncurrent liabilities.

        In conjunction with our 2020 Senior Subordinated Notes issuance, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity, March 15, 2015, we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2010, the fair value of this swap was $4 million and was recorded as noncurrent assets in our condensed consolidated balance sheet (unaudited). For the three months ended March 31, 2010, the effective portion of the changes in the fair value of $6 million was recorded in other comprehensive income, with the ineffectiveness of $2 million recorded in interest expense.

        As of and for the three months ended March 31, 2010, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

        A significant portion of our intercompany debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future ("permanent loans") and the designation of certain debt and swaps as net investment hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive loss. From time to time, we review such designation of intercompany loans.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2010, we have designated approximately €441 million ($593 million) of euro-denominated debt and cross-currency interest rate swap as a hedge of our net investments. For the three months ended March 31, 2010, the amount of gain recognized on the hedge of our net investments was $35 million and was recorded in other comprehensive loss. As of March 31, 2010, we had approximately €1,077 million ($1,447 million) in net euro assets.

9. FAIR VALUE

        The fair values of our financial instruments were as follows (dollars in millions):

Huntsman Corporation

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualified employee benefit plan investments	$11	$11	$10	$10
Cross-currency interest rate contracts	4	4	—	—
Interest rate contracts	(1)	(1)	(1)	(1)
Long-term debt (including current portion)	(4,175)	(4,248)	(4,212)	(4,390)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

Huntsman International

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualified employee benefit plan investments	$11	$11	$10	$10
Cross-currency interest rate contracts	4	4	—	—
Interest rate contracts	(1)	(1)	(1)	(1)
Long-term debt (including current portion)	(4,175)	(4,248)	(3,976)	(3,951)

        The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of our long-term debt other than the Convertible Notes are based on quoted market prices for the identical liability when traded as an asset in an active market. The estimated fair value of our Convertible Notes at December 31, 2009 was based on the present value of estimated future cash flows, calculated using management's best estimates of key assumptions including relevant interest rates, expected share volatility, dividend yields and the probabilities associated with certain features of the Convertible Notes.

        The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2010, and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$11	$11	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	4	—	—	4

Total assets	$15	$11	$—	$4

Liabilities:
Derivatives:
Interest rate contracts(2)	$1	$—	$1	$—

(1)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates, exchange rates, and yield curves at stated intervals.

(2)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield curves at stated intervals.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following table shows a reconciliation of beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Three months ended March 31, 2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Retained Interest in Securitized Receivables	Cross-Currency Interest Rate Contracts	Total
Beginning balance	$262	$—	$262
Total gains or losses
Included in earnings (or changes in net assets)	—	(2)	(2)
Included in other comprehensive income (loss)	—	6	6
Purchases, issuances, sales and settlements(1)	(262)	—	(262)

Ending balance	$—	$4	$4

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2010	$—	$6	$6

(1)
Upon adoption of ASU 2009-16, sales of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, beginning January 1, 2010, the amounts outstanding under the A/R Programs were accounted for as secured borrowings and the retained interest in securitized receivables was no longer relevant.

        Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the three months ended March 31, 2010 are reported in interest expense and other comprehensive loss as follows (dollars in millions):

	Interest expense	Other comprehensive loss
Total net (losses) gains included in earnings (or changes in net assets)	$(2)	$—
Changes in unrealized gains (losses) relating to assets still held at March 31, 2010	(2)	6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended March 31, 2010 and 2009 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Service cost	$17	$16	$1	$1
Interest cost	36	35	2	2
Expected return on assets	(42)	(35)	—	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of actuarial loss	6	9	—	1
Special termination benefits	—	1	—	—

Net periodic benefit cost	$16	$25	$2	$3

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Service cost	$17	$16	$1	$1
Interest cost	36	35	2	2
Expected return on assets	(42)	(35)	—	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of actuarial loss	8	10	—	1
Special termination benefits	—	1	—	—

Net periodic benefit cost	$18	$26	$2	$3

        During the three months ended March 31, 2010 and 2009, we made contributions to our pension and other postretirement benefit plans of $44 million and $30 million, respectively. During the remainder of 2010, we expect to contribute an additional amount of $77 million to these plans.

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. On March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of these acts has resulted in comprehensive

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

health care reform legislation in the United States. We are currently evaluating the impact of this legislation on our condensed consolidated financial statements (unaudited).

11. STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        On March 31, 2010 and March 31, 2009, we paid cash dividends of $24 million and $23 million, respectively, or $0.10 per share each, to common stockholders of record as of March 15, 2010 and March 16, 2009, respectively.

12. OTHER COMPREHENSIVE LOSS

        The components of other comprehensive loss were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive loss
	Accumulated other comprehensive loss
			Three months ended
	March 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
Foreign currency translation adjustments, net of tax of $22 and $15 as of March 31, 2010 and December 31, 2009, respectively	$224	$274	$(50)	$(85)
Pension and other postretirement benefit adjustments, net of tax of $100 and $102 as of March 31, 2010 and December 31, 2009, respectively	(574)	(580)	6	7
Other comprehensive income (loss) of unconsolidated affiliates	7	7	—	(3)
Other, net	6	6	—	(1)

Total	(337)	(293)	(44)	(82)
Amounts attributable to noncontrolling interests	6	6	—	—

Amounts attributable to Huntsman Corporation	$(331)	$(287)	$(44)	$(82)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE LOSS (Continued)

Huntsman International

			Other comprehensive loss
	Accumulated other comprehensive loss
			Three months ended
	March 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
Foreign currency translation adjustments, net of tax of $9 and $2 as of March 31, 2010 and December 31, 2009, respectively	$222	$273	$(51)	$(83)
Pension and other postretirement benefit adjustments, net of tax of $132 and $134 as of March 31, 2010 and December 31, 2009, respectively	(627)	(635)	8	7
Other comprehensive income (loss) of unconsolidated affiliates	7	7	—	(3)
Other, net	1	1	—	—

Total	(397)	(354)	(43)	(79)
Amounts attributable to noncontrolling interests	6	6	—	—

Amounts attributable to Huntsman International LLC	$(391)	$(348)	$(43)	$(79)

        Items of other comprehensive loss of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

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

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our sixteen-year experience with tendering these cases, we have not made any payment

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Three months ended March 31,
	2010	2009
Unresolved at beginning of period	1,138	1,140
Tendered during period	6	6
Resolved during period(1)	5	10
Unresolved at end of period	1,139	1,136

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

        We have never made any payments with respect to these cases. As of March 31, 2010, we had an accrued liability of $16 million relating to these cases and a corresponding receivable of $16 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2010.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Three months ended March 31,
	2010	2009
Unresolved at beginning of period	39	43
Filed during the period	1	0
Resolved during period	1	2
Unresolved at end of period	39	41

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $75,000 during the three months ended March 31, 2010. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2010.

Antitrust Matters

        We have been named as a defendant in civil class action antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("polyether polyol products") sold in the U.S. in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, pending in the U.S. District Court for the District of Kansas.

        In addition, we and the other Polyether Polyol defendants have also been named as defendants in three civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in MDL No. 1616. While these opt out plaintiffs make similar claims as the class plaintiffs, the court denied defendants' motion to dismiss claims of improper activity outside the class period. Accordingly, the relevant time frame for these cases is 1994-2006. These cases are referred to as the direct action cases and are pending in the U.S. District Court for the District of New Jersey.

        Merits discovery was consolidated in the MDL No. 1616 for both the class and direct action cases and is ongoing. The trial is currently scheduled for February 2012.

        Two purported class action cases filed May 5 and 17, 2006 pending in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, by direct purchasers of MDI, TDI and polyether polyols and by indirect purchasers of these products remain dormant. A purported class action case filed February 15, 2002 by purchasers of products containing rubber and urethanes products and pending in Superior Court of California, County of San Francisco is stayed pending resolution of MDL No. 1616. Finally, we have been named in a proposed third

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

amended complaint by indirect purchasers of MDI, TDI, polyether polyols and polyester polyols pending against Bayer and Chemtura in the U.S. District Court for the District of Massachusetts. The matter is currently stayed pending a settlement of previously asserted claims against Bayer and Chemtura. We filed papers opposing the motion for leave to file the proposed amended complaint adding us as a defendant in that action. The plaintiffs in each of these matters make similar claims against the defendants as the class plaintiffs in MDL No. 1616.

        Huntsman International has been named as a defendant in two purported class action civil antitrust suits alleging that it and its co-defendants and other co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The cases were filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland and a consolidated complaint was filed on April 12, 2010. The other defendants named in this matter are E.I. Dupont De Nemours and Company, Kronos Worldwide Inc., Millenium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal).

        In all of the antitrust litigation currently pending against us the plaintiffs generally are seeking injunctive relief, treble damages, costs of suit and attorneys fees.

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

MTBE Litigation

        We are named as a defendant in 18 lawsuits pending in litigation filed between March 23, 2007 and June 24, 2009 in New York federal and state courts alleging liability related to MTBE contamination in groundwater. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, were named as defendants in these and many other cases that were pending in U.S. courts. The plaintiffs in the 18 cases in which we are named are municipal water districts, a regional water supply authority and municipal corporations that claim that defendants' conduct has caused MTBE contamination of their groundwater. Four cases are pending in the U.S. District Court for the Southern District of New York and 14 are pending in the Supreme Court of the state of New York, nine in Nassau County and five in Suffolk County. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. Together with other defendants, we have filed motions to dismiss all of the state court cases. At this time, while we currently have insufficient information to meaningfully assess our potential exposure in these cases, we have joined with a larger group of defendants in an effort to mediate the plaintiffs' claims. Mediation in late 2008 and early 2009 was unsuccessful. A further mediation session was held February 3, 2010 and resulted in a tentative settlement in each of the cases in which we have been named. Our allocated portion of the total settlement is not material to our ongoing operations. We have accrued a liability for these claims equal to our allocated portion of the settlement.

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

        On September 20, 2007, the parties entered into a Memorandum of Understanding with plaintiffs' counsel in the Delaware and Texas actions to settle these four lawsuits. As part of the proposed settlement, the defendants deny all allegations of wrongdoing, but we agreed to make certain additional disclosures in the final proxy statement that was mailed to our stockholders on or about September 14, 2007. In connection with the settlement, the parties also reached an agreement with respect to any application that the plaintiffs' counsel would have made for an award of customary attorneys' fees and expenses to be paid following the completion of the now Terminated Merger.

        The Memorandum of Understanding is now null and void and of no force and effect because the Hexion Merger was not consummated. The Texas action has been voluntarily dismissed and the Delaware actions have been administratively closed.

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and Intermational Risk Insurance Company ("IRIC"), our captive insurer, in the U.S. District Court for the Southern District of Texas, by seventeen reinsurance companies (the "Reinsurers") that reinsure risks under the property insurance policy issued by IRIC to our Company for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action sought to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. On September 26, 2008, the court denied motions to dismiss filed by our Company and IRIC, ordering the parties to engage in a short period of discovery on the issue of arbitrability. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the U.S. District Court for the Eastern District of Texas. Some of the Reinsurers filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the U.S. District Court for the Southern District of Texas in order to consolidate the two actions. We filed a motion to remand that action to the state court and opposition to the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Reinsurers' motions in that action. On April 23, 2008, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S. District Court for the Southern District of Texas. On September 26, 2008, the court denied our motion to remand that suit to the state court in which it was filed.

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

        Because the non-binding mediation was not successful, we and the Reinsurers are now participating in binding arbitration which began on November 2, 2009. The binding arbitration is ongoing. Reinsurers responsible for a small percentage of our remaining claim were not parties to the two lawsuits and are not parties to the agreement; thus we may need to pursue actions against them separately for their pro rata shares of the unpaid claim. We have paid our deductible on the claim of $60 million and have been paid $365 million to date by the Reinsurers. Prior to the commencement of the arbitration proceedings, we had claimed an additional approximately $242 million plus interest as presently due and owing and unpaid under the applicable policy (the "Policy") for losses caused by the fire. The arbitration panel has made a preliminary ruling disallowing our claim for interest. In addition, the arbitration panel has made certain preliminary rulings on some of the discrete issues that so far effectively reduce the overall amount we have claimed by approximately $70 million. The arbitration panel has requested additional briefing on the remaining matters and has not indicated when a final ruling will be issued. See "Note 16. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

Guarantees

        Our unconsolidated joint venture, the Arabian Amines Company, obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents) of which $177 million, including bridge loans, was drawn and outstanding as of March 31, 2010. We have provided certain guarantees of approximately $14 million for these commitments and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. We have

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2010 and 2009, our capital expenditures for EHS matters totaled $9 million and $8 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

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

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho that may have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service notified us that we are a CERCLA Potentially Responsible Party (a "PRP") for the mine site involving selenium-contaminated surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a Remedial Investigation/Feasibility Study (an "RI/FS"). In 2009, the Forest Service notified the three PRPs (our Company, Nu-West, and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in conjunction with Wells Cargo, we agreed to jointly comply with a unilateral administrative order (a "UAO") to conduct an RI/FS of the entire West Ridge of the site, although we are alleged to have had only a limited historical presence in the investigation area. The UAO has not yet been executed by the Forest Service. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. We continue to coordinate with our insurers regarding policy coverage in this matter. At this time, we are unable to estimate the cost of the RI/FS or our ultimate liability in this matter, but we do not believe it will be material to our financial condition.

        In addition, under RCRA, and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements under RCRA authority. Similar laws exist in a number of locations in which we currently operate manufacturing facilities, such as Australia, Switzerland and Italy.

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

        By letter of March 15, 2010, the United States Department of Justice (the "DOJ") notified us that the U.S. EPA has requested that the DOJ bring an action in federal court against us and other PRPs for recovery of costs incurred by the U.S. in connection with releases of hazardous substances from the State Marine Superfund Site in Port Arthur, Texas. As of August 31, 2007, the EPA had incurred and paid approximately $2.8 million in unreimbursed response costs related to the site. Prior to filing the complaint, the DOJ requested that PRPs sign and return a standard tolling agreement (from March 31, 2010 through September 30, 2010) and participate in settlement discussions. Our Company originally responded to an information request regarding this site on March 7, 2005 and identified historical transactions associated with a predecessor of a company we acquired. The prior owners have contractually agreed to indemnify us in this matter. While the DOJ is aware of the indemnity, we may be required to participate in future settlement discussions, therefore on March 29, 2010, we submitted the signed tolling agreement and offer to negotiate to the DOJ.

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

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $41 million each for environmental liabilities as of both March 31, 2010 and December 31, 2009. Of these amounts, $7 million and $5 million were classified as accrued liabilities in our consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively, and $34 million and $36 million were classified as other noncurrent liabilities in our consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the EEA more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals where there are no suitable alternatives substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances we purchase or manufacture in, or import into, the EEA. We met pre-registration REACH compliance requirements by the November 30, 2008 regulatory deadline, with the exception of pre-registrations for two substances, for a total of 1,850 pre-registrations for substances that we intend to register. We are currently proceeding with the registration of the two substances as provided for under REACH, as well as of the high-volume and high-priority chemicals under the program, which must be registered no later than

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

November 30, 2010. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $3 million, $2 million and $3 million during the years ended December 31, 2009, 2008 and 2007, respectively, on REACH compliance.

GREENHOUSE GAS REGULATION

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol, there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of GHG emissions. For example, Australia recently proposed its Carbon Pollution Reduction Scheme, which may impact our Australian operations, and program implementation is currently scheduled for 2011. In addition, although the U.S. is not a signatory to the Kyoto Protocol, several states are implementing their own GHG regulatory programs and a federal program in the U.S. is likely for the future. Draft U.S. federal legislation and the recent U.S. EPA Clean Air Act endangerment findings for carbon dioxide have focused corporate attention on the eventuality of measuring and reporting of GHG emissions for operations in the U.S. The U.S. EPA also recently mandated GHG reporting requirements for U.S. sources in excess of 25,000 tons beginning in 2010. Final details of a comprehensive U.S. GHG management approach are, as yet, uncertain. Nevertheless, we are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        The DHS issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in designated quantities on the Appendix A list were required to submit a "Top Screen" to DHS in 2008. A Top Screen is a questionnaire completed by a facility having Chemicals of Interest in designated threshold quantities. In early 2008, we submitted Top Screens for all of our covered facilities. After reviewing the Top Screens, the DHS determined that four of our sites were "High Risk" facilities. As a result, we were required to perform security vulnerability assessments at the High Risk sites. The security vulnerability assessments were completed and sent to DHS during the fourth quarter of 2008. Based on their assessment of the security vulnerability assessments, we received notice from DHS that one of our sites was elevated to a higher security risk tier. The DHS determined the other three sites to be low security risk tiers. The three lower-tiered sites have submitted Site Security Plans ("SSPs") to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

the DHS. The SSPs are based on a list of 18 risk-based performance standards, but security improvements recommended from the SSPs are not anticipated to be material. The tier-elevated site has also submitted an SSP to the DHS, and we believe that security upgrades to the that site will be required; however we do not know what these required updates will be and thus cannot reasonably estimate associated costs at this time, but they could be material. Additionally, on November 26, 2008, the Transportation Safety Administration of the DHS published a final rule regarding "rail security sensitive materials" that are received at, or shipped from, facilities. We have three sites that are subject to this new rule, but at this time do not anticipate that the costs to comply will be material.

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

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in more than 150 cases in U.S. courts that allege MTBE contamination in groundwater. Many of these cases were settled after the parties engaged in mediation supervised by a court-appointed special settlement master. Beginning in March 2007 and continuing through June 24, 2009, we have been named as a defendant in 18 of these lawsuits pending in New York state and federal courts. See "Note 13. Commitment and Contingencies—Legal Matters—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. While we currently have insufficient information to meaningfully assess our potential exposure in these cases, we have joined with a larger group of defendants in an effort to mediate the plaintiffs' claims. Mediation in late 2008 and early 2009 was unsuccessful. A further mediation session was held February 3, 2010 which resulted in a tentative settlement in each of the cases in which we have been named. Our allocated portion of the total settlement amount is not material and we have accrued a liability for the claims equal to our allocated portion of the settlement. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

INDIA INVESTIGATION

        We have initiated an internal investigation of the operations of Petro Araldite Pvt. Ltd. (PAPL), our majority owned joint venture in India. PAPL manufactures and markets base liquid resins, base solid resins and formulated products in India. The investigation, which is ongoing, initially focused on allegations of illegal disposal of hazardous waste and waste water discharge and related reporting irregularities. Based upon preliminary findings, the investigation was expanded to include a review of certain product sales made by PAPL outside normal distribution channels as well as the accounting for the revenues from such sales and the legality under Indian law and U.S. law, including the U.S. Foreign Corrupt Practices Act, of certain payments (less than $15,000 specifically identified to date) made by employees of the joint venture to government officials in India.

        Even though we have not completed the investigation, we have voluntarily contacted the regional pollution control regulators in India, the U.S. Securities and Exchange Commission and the U.S. Department of Justice to advise them of our ongoing investigation and that we intend to cooperate fully with each of them. In addition, we have taken action to halt all known illegal activity.

        The internal investigation is not complete and no conclusion can be drawn at this time as to whether any government agencies will open formal investigations of these matters or what remedies such agencies may seek. Governmental agencies could assess material civil and criminal penalties and fines against PAPL and potentially against us and could issue orders that adversely effect the operations of PAPL. We cannot, however, determine at this time the magnitude of the penalties and fines that will be assessed, the costs to remediate the prior noncompliance, or the effects of implementing any necessary corrective measures on the joint venture's operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. We were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of March 31, 2010, we had 12.1 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost under the Stock Incentive Plan for our Company and Huntsman International was as follows (dollars in millions):

	Three months ended March 31,
	2010	2009
Huntsman Corporation	$7	$5
Huntsman International	6	1

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $2 million each for each of the three months ended March 31, 2010 and 2009.

STOCK OPTIONS

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted average of the assumptions utilized for stock options granted during the period.

	Three months ended March 31,
	2010	2009
Dividend yield	3.0%	15.4%
Expected volatility	69.0%	70.4%
Risk-free interest rate	3.1%	2.5%
Expected life of stock options granted during the period	6.6 years	6.6 years

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the Stock Incentive Plan as of March 31, 2010 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2010	11,677	$11.30
Granted	654	13.50
Exercised	(863)	2.59
Forfeited	(75)	21.27

Outstanding at March 31, 2010	11,393	12.02	7.6	$51

Exercisable at March 31, 2010	6,771	17.29	6.5	14

        The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2010 was $6.97 per option. As of March 31, 2010, there was $6 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

        The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $9 million. During the three months ended March 31, 2009, no stock options were exercised.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of March 31, 2010 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2010	3,428		$5.20	1,880	$3.61
Granted	828		13.50	471	13.50
Vested	(1,161	)(1)	6.89	(642)	4.27
Forfeited	(23)		2.59	—	—

Nonvested at March 31, 2010	3,072		6.82	1,709	6.09

(1)
As of March 31, 2010, a total of 321,529 restricted stock units were vested, of which 58,130 vested during the three months ended March 31, 2010. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of March 31, 2010, there was $37 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The value of share awards that vested during the three months ended March 31, 2010 and 2009 was $18 million and $11 million, respectively.

16. CASUALTY LOSSES AND INSURANCE RECOVERIES

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold in November 2007) experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the operations at the site were shutdown until the fourth quarter of 2007. The Port Arthur manufacturing plant was covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60 million. See "Note 13. Commitments and Contingencies—Port Arthur Texas Plant Fire Litigation." Future collections on this insured loss, if any, will represent additional income from discontinued operations for us upon final settlement and will be used to repay secured debt in accordance with relevant provisions of agreements governing our Senior Credit Facilities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. CASUALTY LOSSES AND INSURANCE RECOVERIES (Continued)

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

        Through March 31, 2010, we have recorded $48 million in payments in connection with our insurance claim for property damage and business interruption losses from the 2005 Gulf Coast storms. On July 29, 2009, the reinsurers filed a declaratory judgment action asking the Court to compel arbitration between the parties or to declare that the reinsurers owed nothing further from the storm damage. We filed a counterclaim asking the Court to declare that the reinsurers owed us the remaining amount of our claim. Subsequently, the parties participated in mediation on February 8-9, 2010, and signed a proof of loss and a full and final settlement agreement on March 22, 2010 that resolved the remainder of our insurance claim for a total of $7 million. The reinsurers paid this amount within 30 days following the execution of the proof of loss and full and final settlement agreement. In connection with this settlement, we recorded a $7 million pre-tax gain in discontinued operations during the first quarter of 2010, which is included in the $48 million of insurance recoveries referenced above.

17. INCOME (EXPENSES) ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION

        On July 12, 2007, we entered into an agreement and plan of merger with Hexion (the "Terminated Merger Agreement" or the "Hexion Merger Agreement"). On June 18, 2008, Hexion, Apollo and certain of their affiliates filed an action in Delaware Chancery Court seeking to terminate the Hexion Merger. We countersued Hexion and Apollo in the Delaware Chancery Court and filed a separate action against Apollo and certain of its affiliates in the District Court of Montgomery County, Texas. On December 13, 2008, we terminated the Hexion Merger Agreement and, on December 14, 2008, we entered into the Apollo Settlement Agreement to settle the Terminated Merger-related litigation and certain other related matters. Pursuant to the Apollo Settlement Agreement, Hexion and certain Apollo affiliates have paid us an aggregate of $1 billion.

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas against the Banks that had entered into a commitment letter to provide funding for the Hexion Merger. On June 22, 2009, we entered into the Texas Bank Litigation Settlement Agreement with the Banks. The Texas Bank Litigation was dismissed with prejudice on June 23, 2009. In accordance with the Texas Bank Litigation Settlement Agreement, the Banks paid us a cash payment of $632 million, purchased the $600 million aggregate principal amount 5 1/2% senior notes due 2016 (the "2016 Senior Notes") from Huntsman International, and provided Huntsman International with Term Loan C in the principal amount of $500 million. The 2016 Senior Notes and Term Loan C borrowings were at favorable rates to us and were recorded at a combined fair value of $864 million. Accordingly, we recognized a gain of $868 million in connection with the Texas Bank Litigation Settlement Agreement.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. INCOME (EXPENSES) ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION (Continued)

        Expenses associated with the Terminated Merger and related litigation incurred during the three months ended March 31, 2009 of $7 million related principally to legal fees incurred in connection with the Texas Bank Litigation.

18. INCOME TAXES

        For the three months ended March 31, 2010, in accordance with U.S. GAAP, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense.

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdictional basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. During the three months ended March 31, 2010, we released a valuation allowance of $14 million on our Australia net deferred tax assets, primarily as a result of discontinuing the operations of the styrenics business.

        During the three months ended March 31, 2010, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit of approximately $8 million, resulting from the settlement of tax audits, the effective settlement of certain tax positions and the expiration of statutes of limitations. During the three months ended March 31, 2009, we recorded a decrease in unrecognized tax benefits with a corresponding income tax benefit of approximately $18 million, resulting from of the effective settlement of prior year examinations.

HUNTSMAN CORPORATION

        In addition to the tax benefits of the valuation allowance release and unrecognized tax benefit items discussed above, during the three months ended March 31, 2010, we recognized $12 million of tax benefit on the $155 million of loss on early extinguishment of debt (the majority of the loss is not tax deductible for tax purposes) and during the three months ended March 31, 2009, we recorded a valuation allowance of $146 million against the net deferred tax assets in the U.K. Excluding these items, we recorded income tax expense of nil and $10 million for the three months ended March 31, 2010 and 2009, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

HUNTSMAN INTERNATIONAL

        In addition to the tax benefits of the valuation allowance release and unrecognized tax benefit items discussed above during the three months ended March 31, 2010, Huntsman International recognized $3 million of tax benefit on the $9 million of loss on early extinguishment of debt (the majority of the loss is not tax deductible for tax purposes) and during the three months ended

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. INCOME TAXES (Continued)

March 31, 2009, Huntsman International recorded a valuation allowance of $156 million as of March 31, 2009 against the net deferred tax assets in the U.K. Excluding these items, Huntsman International recorded income tax expense of $3 million and $8 million, for the three months ended March 31, 2010 and 2009, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

19. DISCONTINUED OPERATIONS

Australian Styrenics Business Shutdown

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. The following results of operations of our former Australian styrenics business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited):

	Three months ended March 31,
	2010	2009
Revenues	$25	$13
Costs and expenses	(45)	(20)

Operating loss	(20)	(7)
Income tax benefit	8	—

Loss from discontinued operations, net of tax	$(12)	$(7)

        Beginning in the first quarter of 2010, the EBITDA of our former Australian styrenics business was included in discontinued operations for all periods presented.

U.S. Base Chemicals and North American Polymers Dispositions

        In 2007, we completed the sale of our former U.S. base chemicals business (the "U.S. Base Chemicals Disposition") and our North American polymers business assets (the "North American Polymers Disposition"). The results of these former businesses are presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited).

        During the three months ended March 31, 2010, we recorded an after tax loss from discontinued operations of $1 million, which consisted of $8 million of loss resulting principally from legal fees related to the ongoing arbitration of the fire insurance claim, offset in part by a $7 million pretax gain from the settlement of insurance claims related to the 2005 U.S. gulf coast storms. See "Note 16. Casualty Losses and Insurance Recoveries." During the three months ended March 31, 2009, we recorded after tax income from discontinued operations of $3 million related primarily to the revaluation of outstanding product exchange liabilities related to our former U.S. base chemicals business.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. NET LOSS PER SHARE

        Basic (loss) income per share excludes dilution and is computed by dividing net loss attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted loss per share reflects potential dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised or converted.

        On December 23, 2008, we issued the Convertible Notes in an aggregate principal amount of $250 million. Prior to their repurchase, the Convertible Notes were convertible into common stock at a conversion price of $7.857 per share, subject to certain anti-dilution adjustments. On January 11, 2010, we repurchased the entire $250 million principal amount of the Convertible Notes.

        Basic and diluted loss per share is determined using the following information:

	Three Months Ended March 31,
	2010	2009
Numerator:
Basic and diluted loss from continuing operations:
Loss from continuing operations attributable to Huntsman Corporation	$(159)	$(286)
Convertible notes interest expense, net of tax	—	—

Loss from continuing operations attributable to Huntsman Corporation and assumed conversion	(159)	(286)

Basic and diluted net loss:
Net loss attributable to Huntsman Corporation	(172)	(290)
Convertible notes interest expense, net of tax	—	—

Net loss attributable to Huntsman Corporation and assumed conversion	$(172)	$(290)

Shares (denominator):
Weighted average shares outstanding	234.8	233.7
Dilutive securities:
Stock-based awards	—	—
Convertible notes conversion	—	—

Total dilutive shares outstanding assuming conversion	234.8	233.7

        Additional stock-based awards of 16.9 million and 10.8 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2010 and 2009, respectively. In addition, the Convertible Notes would have had a weighted average effect of 3.6 million shares and 31.8 million shares of common stock for the three months ended March 31, 2010 and 2009, respectively, and interest expense, net of tax, of $1 million and $5 million would have been included as an adjustment to the numerator of the diluted loss per share calculation for the three months ended March 31, 2010 and 2009, respectively. However, these stock-based awards and the potential effect of assumed conversion of the Convertible Notes were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have reported our operations through five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. We have organized our business and derived our operating segments around differences in product lines.

        During the first quarter of 2010, we began reporting our LIFO inventory valuation reserves as part of Corporate and other; these reserves were previously reported in our Performance Products segment. Also during the first quarter of 2010, we began reporting the EBITDA of our former Australian styrenics business in discontinued operations, which was previously included in Corporate and other. All segment information for prior periods has been restated to reflect this change.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Advanced Materials	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane- based adhesives and tooling resin formulations
Textile Effects	textile chemicals and dyes
Pigments	titanium dioxide

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

	Three months ended March 31,
	2010	2009
Net Sales:
Polyurethanes	$767	$600
Performance Products	616	500
Advanced Materials	291	257
Textile Effects	195	152
Pigments	269	196
Eliminations	(44)	(25)

Total	$2,094	$1,680

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$52	$26
Performance Products	60	63
Advanced Materials	33	10
Textile Effects	—	(11)
Pigments	28	(29)
Corporate and other(2)	(207)	(26)

Subtotal	(34)	33
Discontinued Operations(3)	(21)	(3)

Total	(55)	30
Interest expense, net	(61)	(55)
Income tax benefit (expense)—continuing operations	34	(138)
Income tax benefit (expense)—discontinued operations	8	(1)
Depreciation and amortization	(98)	(126)

Net loss attributable to
Huntsman Corporation	$(172)	$(290)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended March 31,
	2010	2009
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$52	$26
Performance Products	60	63
Advanced Materials	33	10
Textile Effects	—	(11)
Pigments	28	(29)
Corporate and other(2)	(50)	(15)

Subtotal	123	44
Discontinued Operations(3)	(21)	(3)

Total	102	41
Interest expense, net	(66)	(55)
Income tax benefit (expense)—continuing operations	22	(146)
Income tax benefit (expense)—discontinued operations	8	(1)
Depreciation and amortization	(92)	(120)

Net loss attributable to
Huntsman International LLC	$(26)	$(281)

(1)
Segment EBITDA is defined as net (loss) income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

(2)
Corporate and other includes unallocated corporate overhead, loss on early extinguishment of debt, loss on A/R Programs (in 2009), foreign exchange gains or losses, step purchase accounting impacts, LIFO inventory valuation reserve adjustments and other non-operating income (expense).

(3)
The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers, base chemicals and Australian styrenics businesses are included in discontinued operations for all periods presented. For more information, see "Note 19. Discontinued Operations."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Subsidiary Guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. There are no contractual restrictions limiting transfers of cash from the Subsidiary Guarantors to Huntsman International. Each Subsidiary Guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$352	$11	$188	$—	$551
Restricted cash	—	—	8	—	8
Accounts and notes receivable, net	21	110	1,240	—	1,371
Accounts receivable from affiliates	1,241	2,216	84	(3,465)	76
Inventories	87	205	969	(13)	1,248
Prepaid expenses	9	14	20	(9)	34
Deferred income taxes	10	—	29	(5)	34
Other current assets	131	1	103	(113)	122

Total current assets	1,851	2,557	2,641	(3,605)	3,444
Property, plant and equipment, net	429	900	1,889	2	3,220
Investment in affiliates	4,268	1,144	108	(5,268)	252
Intangible assets, net	77	3	43	—	123
Goodwill	(18)	84	32	(4)	94
Deferred income taxes	246	—	125	(196)	175
Notes receivable from affiliates	65	928	7	(993)	7
Other noncurrent assets	57	190	187	—	434

Total assets	$6,975	$5,806	$5,032	$(10,064)	$7,749

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27	$255	$591	$—	$873
Accounts payable to affiliates	1,820	780	887	(3,465)	22
Accrued liabilities	92	172	419	(121)	562
Deferred income tax	—	7	2	(7)	2
Note payable to affiliate	100	—	—	—	100
Current portion of debt	164	—	152	—	316

Total current liabilities	2,203	1,214	2,051	(3,593)	1,875
Long-term debt	3,492	12	355	—	3,859
Notes payable to affiliates	325	—	998	(993)	330
Deferred income taxes	11	85	68	(82)	82
Other noncurrent liabilities	177	135	504	(1)	815

Total liabilities	6,208	1,446	3,976	(4,669)	6,961
Equity
Huntsman International LLC members' equity:
Members' equity	3,031	4,422	2,032	(6,454)	3,031
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,873)	(93)	(643)	736	(1,873)
Accumulated other comprehensive (loss) income	(391)	31	(349)	318	(391)

Total Huntsman International LLC members' equity	767	4,360	1,041	(5,401)	767
Noncontrolling interests in subsidiaries	—	—	15	6	21

Total equity	767	4,360	1,056	(5,395)	788

Total liabilities and equity	$6,975	$5,806	$5,032	$(10,064)	$7,749

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$183	$507	$1,359	$—	$2,049
Related party sales	58	108	228	(349)	45

Total revenues	241	615	1,587	(349)	2,094
Cost of goods sold	198	572	1,383	(345)	1,808

Gross profit	43	43	204	(4)	286
Selling, general and administrative	36	20	159	—	215
Research and development	12	7	17	—	36
Other operating (income) expense	(17)	14	(4)	—	(7)
Restructuring, impairment and plant closing costs	2	—	1	—	3

Operating income	10	2	31	(4)	39
Interest (expense) income, net	(56)	9	(19)	—	(66)
Equity in (loss) income of investment in affiliates and subsidiaries	(2)	(6)	—	9	1
Loss on early extinguishment of debt	(9)	—	—	—	(9)

(Loss) income from continuing operations before income taxes	(57)	5	12	5	(35)
Income tax benefit (expense)	24	(2)	—	—	22

(Loss) income from continuing operations	(33)	3	12	5	(13)
Income (loss) from discontinued operations, net of tax	7	—	(20)	—	(13)

Net (loss) income	(26)	3	(8)	5	(26)
Net loss attributable to noncontrolling interests	—	—	—	—	—

Net (loss) income attributable to Huntsman International LLC	$(26)	$3	$(8)	$5	$(26)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$136	$489	$1,048	$—	$1,673
Related party sales	33	74	125	(225)	7

Total revenues	169	563	1,173	(225)	1,680
Cost of goods sold	158	457	1,136	(225)	1,526

Gross profit	11	106	37	—	154
Selling, general and administrative	32	31	126	—	189
Research and development	12	7	17	—	36
Other operating (income) expense	(22)	12	2	—	(8)
Restructuring, impairment and plant closing costs	1	—	13	—	14

Operating (loss) income	(12)	56	(121)	—	(77)
Interest (expense) income, net	(47)	11	(19)	—	(55)
Loss on accounts receivable securitization program	(2)	(1)	(1)	—	(4)
Equity in (loss) income of investment
in affiliates and subsidiaries	(244)	(248)	3	490	1

Loss from continuing operations before income taxes	(305)	(182)	(138)	490	(135)
Income tax benefit (expense)	24	(23)	(147)	—	(146)

Loss from continuing operations	(281)	(205)	(285)	490	(281)
Income (loss) from discontinued operations, net of tax	—	2	(6)	—	(4)

Net loss	(281)	(203)	(291)	490	(285)
Net loss attributable to noncontrolling interests	—	—	4	—	4

Net loss attributable to Huntsman International LLC	$(281)	$(203)	$(287)	$490	$(281)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(342)	$4	$(37)	$(1)	$(376)

Investing activities:
Capital expenditures	(2)	(14)	(21)	—	(37)
Investment in unconsolidated affiliates, net of cash received	—	1	(4)	—	(3)
Investment in affiliate	(27)	5	—	22	—
Change in restricted cash	—	—	(3)	—	(3)
Increase in receivable from affiliate	(50)	—	—	—	(50)

Net cash used in investing activities	(79)	(8)	(28)	22	(93)

Financing activities:
Net borrowings under revolving loan facilities	—	—	3	—	3
Revolving loan facility from A/R Programs	254	—	—	—	254
Net repayments on overdraft facilities	—	—	(1)	—	(1)
Repayments of short-term debt	—	—	(44)	—	(44)
Proceeds from short-term debt	—	—	55	—	55
Repayments of long-term debt	(355)	—	(20)	—	(375)
Proceeds from long-term debt	350	—	25	—	375
Repayment of note payable to affiliate	(125)	—	—	—	(125)
Intercompany repayments	—	—	(5)	5	—
Repayments of notes payable	(18)	—	(3)	—	(21)
Debt issuance costs paid	(16)	—	—	—	(16)
Call premiums paid related to early extinguishment of debt	(7)	—	—	—	(7)
Contribution from parent, net	—	(9)	36	(27)	—
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	(2)	—	—	1	(1)

Net cash provided by (used in) financing activities	85	(9)	46	(21)	101

Effect of exchange rate changes on cash	—	—	—	—	—

Decrease in cash and cash equivalents	(336)	(13)	(19)	—	(368)
Cash and cash equivalents at beginning of period	688	24	207	—	919

Cash and cash equivalents at end of period	$352	$11	$188	$—	$551

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(72)	$54	$15	$—	$(3)

Investing activities:
Capital expenditures	(2)	(27)	(32)	—	(61)
Proceeds from sale of businesses/assets, net of adjustments	—	(1)	—	—	(1)
Investment in affiliate	(32)	(27)	—	59	—
Decrease in receivable from affiliate	7	—	—	—	7
Other, net	—	(2)	2	—	—

Net cash used in investing activities	(27)	(57)	(30)	59	(55)

Financing activities:
Net repayments under revolving loan facilities	—	—	(8)	—	(8)
Net repayments on overdraft facilities	—	—	(1)	—	(1)
Repayments of short-term debt	—	—	(73)	—	(73)
Proceeds from short-term debt	—	—	47	—	47
Repayments of long-term debt	(16)	—	(1)	—	(17)
Proceeds from note payable to affiliate	529	—	—	—	529
Intercompany borrowings	—	—	27	(27)	—
Repayments of notes payable	(11)	—	(11)	—	(22)
Borrowings on notes payable	—	—	11	—	11
Contribution from parent, net	—	3	29	(32)	—
Dividends paid to parent	(23)	—	—	—	(23)
Other, net	—	—	1	—	1

Net cash provided by financing activities	479	3	21	(59)	444

Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Increase in cash and cash equivalents	380	—	3	—	383
Cash and cash equivalents at beginning of period	—	3	84	—	87

Cash and cash equivalents at end of period	$380	$3	$87	$—	$470

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the three months ended March 31, 2010 and 2009 of $2,094 million and $1,680 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. We ceased operation of our Australian styrenics operations during the first quarter of 2010 and report the results of that business as discontinued operations. See "Note 19. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

RECENT DEVELOPMENTS

Repurchase of Convertible Notes

        On January 11, 2010, we repurchased the entire $250 million principal amount of our outstanding Convertible Notes for approximately $382 million from Apollo and its affiliates. The Convertible Notes were issued to Apollo in December 2008. The Convertible Notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders. As a result of the repurchase of the Convertible Notes, we recorded a loss on early extinguishment of debt in the first quarter of 2010 of $146 million.

Senior Subordinated Note Offering

        On March 17, 2010 we completed a $350 million offering of 8.625% senior subordinated notes due 2020. We used the net proceeds to redeem approximately €184 million (approximately $247 million) senior subordinated notes due 2013 and approximately €59 million (approximately $79 million) senior subordinated notes due 2015. In connection with the redemption of these notes, we recorded a loss on early extinguishment of debt in the first quarter of 2010 of $9 million. In connection with these redemptions and the issuance of the 2020 Subordinated Notes, Huntsman International entered into $350 million notional amount of five-year euro/dollar cross-currency interest rate contracts. In accordance with these swap transactions, the interest payment on the 2020 Subordinated Notes will be denominated in euros at an effective rate of approximately 8.41% for the next five years.

Amendment of Senior Credit Facilities

        On March 9, 2010, Huntsman International entered into the Amendment with JPMorgan Chase Bank, N.A. and the other financial institutions party thereto, which amended certain terms of Huntsman International's existing Senior Credit Facilities. Among other things, the Amendment (i) replaces Deutsche Bank AG New York Branch as administrative agent, collateral agent and U.K. security trustee with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and JPMorgan Chase Bank, N.A. or an affiliate thereof as U.K. security trustee, (ii) extends the stated maturity of the revolving facility to March 9, 2014, and (iii) limits the aggregate amount of the revolving commitments allowable under the revolving facility to an amount up to $300 million, including $225 million currently obtained from the lenders. The Amendment increases the applicable LIBOR margin range on the revolving loans by 1.75% to 3.50% per annum and increased the unused commitment fee percentage to a range of 0.50% to 0.75%.

Accounting for our Accounts Receivable Securitization Program

        On January 1, 2010, in connection with the adoption of ASU No. 2009-16, we have accounted for sales of accounts receivable under our accounts receivable securitization programs as secured borrowings. See "Note 2. Recently Issued Accounting Pronouncements" and "Note 7. Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

OUTLOOK

        Our positive demand momentum suggests that second quarter 2010 sales volumes should continue to improve. We are aggressively working to increase our product prices to offset the increase we are seeing in raw materials.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions):

Huntsman Corporation

	Three months ended March 31,
			Percent Change
	2010	2009
Revenues	$2,094	$1,680	25%
Cost of goods sold	1,813	1,531	18%

Gross profit	281	149	89%
Operating expenses	256	222	15%
Restructuring, impairment and plant closing costs	3	14	(79)%

Operating income (loss)	22	(87)	NM
Interest expense, net	(61)	(55)	11%
Loss on accounts receivable securitization program	—	(4)	NM
Equity in income of investment in unconsolidated affiliates	1	1	—
Loss on early extinguishment of debt	(155)	—	NM
Expenses associated with the Terminated Merger and related litigation	—	(7)	NM

Loss from continuing operations before income taxes	(193)	(152)	27%
Income tax benefit (expense)	34	(138)	NM

Loss from continuing operations	(159)	(290)	(45)%
Loss from discontinued operations, net of tax	(13)	(4)	225%

Net loss	(172)	(294)	(41)%
Net loss attributable to noncontrolling interests	—	4	NM

Net loss attributable to Huntsman Corporation	(172)	(290)	(41)%
Interest expense, net	61	55	11%
Income tax (benefit) expense from continuing operations	(34)	138	NM
Income tax (benefit) expense from discontinued operations	(8)	1	NM
Depreciation and amortization	98	126	(22)%

EBITDA(1)	$(55)	$30	NM

Net cash used in operating activities	$(408)	$(38)	974%
Net cash used in investing activities	(43)	(62)	(31)%
Net cash used in financing activities	(184)	(84)	119%

Huntsman International

	Three months ended March 31,
			Percent Change
	2010	2009
Revenues	$2,094	$1,680	25%
Cost of goods sold	1,808	1,526	18%

Gross profit	286	154	86%
Operating expenses	244	217	12%
Restructuring, impairment and plant closing costs	3	14	(79)%

Operating income (loss)	39	(77)	NM
Interest expense, net	(66)	(55)	20%
Loss on accounts receivable securitization program	—	(4)	NM
Equity in income of investment in unconsolidated affiliates	1	1	—
Loss on early extinguishment of debt	(9)	—	NM

Loss from continuing operations before income taxes	(35)	(135)	(74)%
Income tax benefit (expense)	22	(146)	NM

Loss from continuing operations	(13)	(281)	(95)%
Loss from discontinued operations, net of tax	(13)	(4)	225%

Net loss	(26)	(285)	(91)%
Net loss attributable to noncontrolling interests	—	4	NM

Net loss attributable to Huntsman International LLC	(26)	(281)	(91)%
Interest expense, net	66	55	20%
Income tax (benefit) expense from continuing operations	(22)	146	NM
Income tax (benefit) expense from discontinued operations	(8)	1	NM
Depreciation and amortization	92	120	(23)%

EBITDA(1)	$102	$41	149%

Net cash used in operating activities	$(376)	$(3)	NM
Net cash used in investing activities	(93)	(55)	69%
Net cash provided by financing activities	101	444	(77)%

NM—Not Meaningful

        For each of our Company and Huntsman International, the following tables set forth certain items of income (expense) included in EBITDA (dollars in millions):

Huntsman Corporation

	Three months ended March 31,
	2010	2009
Foreign exchange gains—unallocated	$1	$2
Loss on early extinguishment of debt	(155)	—
Loss on accounts receivable securitization program	—	(4)
Amounts included in discontinued operations	(21)	(3)
Acquisition expenses	—	(1)
Expenses associated with the Terminated Merger and related litigation	—	(7)
Restructuring, impairment and plant closing credits (costs):
Polyurethanes	—	(1)
Performance Products	—	—
Advanced Materials	2	—
Textile Effects	—	1
Pigments	(1)	(13)
Corporate and other	(4)	(1)

Total restructuring, impairment and plant closing costs	(3)	(14)

Total	$(178)	$(27)

Huntsman International

	Three months ended March 31,
	2010	2009
Foreign exchange gains—unallocated	$1	$2
Loss on early extinguishment of debt	(9)	—
Loss on accounts receivable securitization program	—	(4)
Amounts included in discontinued operations	(21)	(3)
Acquisition expenses	—	(1)
Restructuring, impairment and plant closing credits (costs):
Polyurethanes	—	(1)
Performance Products	—	—
Advanced Materials	2	—
Textile Effects	—	1
Pigments	(1)	(13)
Corporate and other	(4)	(1)

Total restructuring, impairment and plant closing costs	(3)	(14)

Total	$(32)	$(20)

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

Huntsman Corporation

	March 31,
			Percent Change
	2010	2009
EBITDA	$(55)	$30	NM
Depreciation and amortization	(98)	(126)	(22)%
Interest expense, net	(61)	(55)	11%
Income tax benefit (expense) from continuing operations	34	(138)	NM
Income tax benefit (expense) from discontinued operations	8	(1)	NM

Net loss attributable to Huntsman Corporation	(172)	(290)	(41)%
Net loss attributable to noncontrolling interests	—	(4)	NM

Net loss	(172)	(294)	(41)%
Equity in income of investment in unconsolidated affiliates	(1)	(1)	—
Depreciation and amortization	98	126	(22)%
Loss (gain) on disposal of businesses/assets, net	1	(1)	NM
Noncash restructuring, impairment and plant closing costs	—	4	NM
Loss on early extinguishment of debt	155	—	NM
Noncash interest expense	10	2	400%
Deferred income taxes	(20)	131	NM
Net unrealized (gain) loss on foreign currency transactions	(3)	2	NM
Other, net	8	8	—
Changes in operating assets and liabilities	(484)	(15)	NM

Net cash used in operating activities	$(408)	$(38)	974%

Huntsman International

	March 31,
			Percent Change
	2010	2009
EBITDA	$102	$41	149%
Depreciation and amortization	(92)	(120)	(23)%
Interest expense, net	(66)	(55)	20%
Income tax benefit (expense) from continuing operations	22	(146)	NM
Income tax benefit (expense) from discontinued operations	8	(1)	NM

Net loss attributable to Huntsman International LLC	(26)	(281)	(91)%
Net loss attributable to noncontrolling interests	—	(4)	NM

Net loss	(26)	(285)	(91)%
Equity in income of investment in unconsolidated affiliates	(1)	(1)	—
Depreciation and amortization	92	120	(23)%
Loss (gain) on disposal of businesses/assets, net	1	(1)	NM
Noncash restructuring, impairment and plant closing costs	—	4	NM
Loss on early extinguishment of debt	9	—	NM
Noncash interest expense	14	5	180%
Deferred income taxes	(18)	143	NM
Net unrealized (gain) loss on foreign currency transactions	(3)	2	NM
Other, net	9	5	80%
Changes in operating assets and liabilities	(453)	5	NM

Net cash used in operating activities	$(376)	$(3)	NM

NM—Not Meaningful

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

        For the three months ended March 31, 2010, the net loss attributable to Huntsman Corporation was $172 million on revenues of $2,094 million, compared with net loss attributable to Huntsman Corporation of $290 million on revenues of $1,680 million for the same period of 2009. For the three months ended March 31, 2010, the net loss attributable to Huntsman International LLC was $26 million on revenues of $2,094 million, compared with net loss attributable to Huntsman International LLC of $281 million on revenues of $1,680 million for the same period of 2009. The decrease of $118 million in net loss attributable to Huntsman Corporation and the decrease of $255 million in net loss attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the three months ended March 31, 2010 increased by $414 million or 25%, as compared with the 2009 period due principally to higher average selling prices in all our segments except Advanced Materials and higher sales volumes in all of our segments except Polyurethanes. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2010 increased by $132 million each, or 89% and 86%, respectively, as compared with the 2009 period resulting from higher gross margins in all of our segments except Performance Products. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2010 increased by $34 million and $27 million, or 15% and 12%, respectively, as compared with the 2009 period. Operating expenses increased by $11 million in

    2010 due to the impact of translating foreign currency amounts to the U.S. dollar, as the U.S. dollar weakened versus other relevant currencies. Also contributing to higher operating expenses was an $8 million decrease in foreign exchange gains ($1 million of gains in the 2010 period as compared with $9 million of gains in the 2009 period) and higher selling, general and administrative expenses.

  •
  Restructuring, impairment and plant closing costs for the three months ended March 31, 2010 decreased to $3 million from $14 million in the 2009 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended March 31, 2010 increased by $6 million and $11 million, or 11% and 20%, respectively, as compared with the 2009 period. Upon the adoption of new accounting guidance in 2010, sales of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. The increase in interest expense was primarily due to the consolidation of our A/R Programs in the beginning of 2010. For more information, see "Note 7. Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The loss on early extinguishment of debt in 2010 resulted from the January 11, 2010 repurchase of the Convertible Notes and from the March 17, 2010 partial redemption of the senior subordinated notes due 2013 and the senior subordinated notes due 2015. For more information see "Note 1. General—Recent Developments" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  For the three months ended March 31, 2010, our income tax expense decreased by $172 million and Huntsman International's tax expense decreased by $168 million, as compared with the same period in 2009. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the three months ended March 31, 2010, in accordance with U.S. GAAP, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For further information concerning taxes, see "Note 18. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Loss from discontinued operations for the three months ended March 31, 2010 increased to $13 million from $4 million in the 2009 period. In connection with the closure and abandonment of our Australian styrenics operations in the first quarter of 2010, we have treated this business as discontinued operations beginning in the first quarter of 2010. All relevant information for prior periods has been restated to reflect this change. For more information, see "Note 19. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

        During the first quarter of 2010, we began reporting our LIFO inventory valuation reserves as part of Corporate and other; these reserves were previously reported in our Performance Products segment. All segment information for prior periods has been restated to reflect this change.

	Three Months Ended March 31,
			Percent Change
	2010	2009
Revenues
Polyurethanes	$767	$600	28%
Performance Products	616	500	23%
Advanced Materials	291	257	13%
Textile Effects	195	152	28%
Pigments	269	196	37%
Eliminations	(44)	(25)	76%

Total	$2,094	$1,680	25%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$52	$26	100%
Performance Products	60	63	(5)%
Advanced Materials	33	10	230%
Textile Effects	—	(11)	NM
Pigments	28	(29)	NM
Corporate and other	(207)	(26)	696%

Subtotal	(34)	33	NM
Discontinued Operations	(21)	(3)	600%

Total	$(55)	$30	NM

Huntsman International
Segment EBITDA
Polyurethanes	$52	$26	100%
Performance Products	60	63	(5)%
Advanced Materials	33	10	230%
Textile Effects	—	(11)	NM
Pigments	28	(29)	NM
Corporate and other	(50)	(15)	233%

Subtotal	123	44	180%
Discontinued Operations	(21)	(3)	600%

Total	$102	$41	149%

	Average Selling Price(1)	Sales Volumes(1)
Current Year-Over-Prior Year Increase (Decrease)
Polyurethanes	37%	(11)%
Performance Products	4%	21%
Advanced Materials	(1)%	16%
Textile Effects	8%	18%
Pigments	4%	33%

	Average Selling Price(1)	Sales Volumes(1)
First Quarter 2010 vs. Fourth Quarter 2009 Increase (Decrease)
Polyurethanes	13%	(22)%
Performance Products	4%	7%
Advanced Materials	(2)%	12%
Textile Effects	3%	1%
Pigments	(1)%	11%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to higher MDI sales volumes and higher average selling prices for MTBE. MDI sales volumes were higher with demand recovery across all major markets as a result of the worldwide economic recovery while average selling prices for MTBE increased in response to higher raw material costs and tight supply due in part to a 60-day planned maintenance outage at our Port Neches, Texas PO/MTBE facility. PO/MTBE sales volumes decreased due to the planned outage. Average MDI selling prices decreased primarily due to competitive pressures and lower raw material costs. The increase in EBITDA was primarily due to higher MDI sales volumes partially offset by the approximate $40 million impact of the planned maintenance outage at our Port Neches, Texas PO/MTBE facility.

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended March 31, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to higher demand across nearly all product groups and additional sales of a portion of our ethylene glycol production no longer tolled. Average selling prices increased across most product groups in response to the strength of major European currencies and the Australian dollar against the U.S. dollar and higher raw material costs. The decrease in EBITDA was primarily due to mechanical shut downs at our Port Neches, Texas ethylene and ethylene oxide units which resulted in higher costs of approximately $11 million.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the three months ended March 31, 2010 compared to the same period in 2009 was due to higher sales volumes partially offset by lower average selling prices. Sales volumes increased primarily due to the worldwide economic recovery. Average selling prices decreased in our specialty components business primarily as a result of changes in our product mix and competitive pressure in the wind generation and coating systems markets. Average selling prices decreased in our base resins business primarily due to lower raw material costs. There was no change in average selling prices within our formulation systems business. The increase in EBITDA was primarily due to higher sales volumes across our businesses, higher contribution margins in our core formulations systems and specialty components businesses and lower fixed costs.

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended March 31, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased across all business lines and in all regions primarily due to the worldwide economic recovery. Average selling prices increased primarily due to the strength of the euro, Indian rupee and Brazilian real against the U.S. dollar as well as favorable changes in product mix. The increase in EBITDA was primarily due to higher sales volumes and higher contribution margins, partially offset by higher fixed costs in part due to our second quarter 2009 acquisition of Baroda.

Pigments

        The increase in revenues in our Pigments segment for three months ended March 31, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to demand recovery in all regions as a result of the worldwide economic recovery. Average selling prices increased primarily as a result of the strength of major European currencies against the U.S. dollar and higher local currency selling prices in Asia, Africa, Latin America and Middle East regions and higher selling prices in Europe. The increase in EBITDA in our Pigments segment was primarily due to higher sales volumes, lower raw material and energy costs and lower restructuring, impairment and plant closing costs. During the three months ended March 31, 2010 and 2009, our Pigments segment recorded restructuring, impairment and plant closing charges of $1 million and $13 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, income (expenses) associated with the Terminated Merger and related litigation, net income (loss) attributable to noncontrolling interests, unallocated restructuring impairment and plant closing costs and non-operating income and expense. For the three months ended March 31, 2010, EBITDA from Corporate and other items decreased by $181 million to a loss of $207 million from a loss of $26 million for the same period in 2009. The decrease in EBITDA from Corporate and other for the three months ended March 31, 2010 resulted primarily from a $155 million loss on early extinguishment of debt and to an increase of LIFO inventory valuation expense of $30 million. For more information regarding the loss on early extinguishment of debt, see "Note 1. General—Recent Developments" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, net income (loss) attributable to noncontrolling interests, unallocated restructuring impairment and plant closing costs, gain and loss on the disposition of assets and non-operating income and expense. For the three months ended March 31, 2010, EBITDA from Corporate and other items decreased by $35 million to a loss of $50 million from a loss of $15 million for the same period in 2009. The decrease in EBITDA from Corporate and other for the three months ended March 31, 2010 resulted primarily from an increase of LIFO inventory valuation expense of $30 million and to $9 million from a loss on early extinguishment of debt for the partial redemption of senior subordinated notes. For more information regarding the loss on early extinguishment of debt associated with the partial redemption of senior subordinates notes, see "Note 1. General—Recent Developments" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, partial fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. See "Note 19. Discontinued Operations" and "Note 16. Casualty Losses and Insurance Recoveries" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash used in operating activities for the three months ended March 31, 2010 and 2009 was $408 million and $38 million, respectively. The increase in cash used in operations was primarily attributable to a $469 million unfavorable variance in operating assets and liabilities for the three months ended March 31, 2010 as compared with the same period in 2009, offset in part by an increase in operating income as described in "—Results of Operations" above. Upon the adoption of new accounting guidance on January 1, 2010, sales of accounts receivable under our A/R Programs no longer meet the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings and are now on balance sheet. As a result of the adoption of this new guidance, accounts receivable increased by $254 million and a corresponding increase in cash used in operating activities was reflected in the statement of cash flows for the three months ended March 31, 2010.

        Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was $43 million and $62 million, respectively. During the three months ended March 31, 2010 and 2009, we paid $37 million and $61 million, respectively, for capital expenditures. This reduction in capital expenditures was largely attributable to higher 2009 spending on various projects, including the maleic anhydride and MDI expansion projects at our Geismar, Louisiana site.

        Net cash used in financing activities for the three months ended March 31, 2010 was $184 million as compared with $84 million in the 2009 period. This increase in net cash used in financing activities was primarily due to higher net repayments of debt in the 2010 period as compared to the 2009 period and the resulting call premiums paid in association with that debt, partially offset by the revolving loan facility from the A/R Programs that no longer meet the criteria for derecognition upon adoption of new accounting guidance.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	March 31, 2010	December 31, 2009	(Decrease) Increase	Percent Change
Cash and cash equivalents	$1,110	$1,745	$(635)	(36)%
Restricted cash	8	5	3	60%
Accounts receivable, net	1,383	1,019	364	36%
Inventories	1,248	1,184	64	5%
Prepaid expenses	36	42	(6)	(14)%
Deferred income taxes	36	36	—	—
Other current assets	132	109	23	21%

Total current assets	3,953	4,140	(187)	(5)%

Accounts payable	898	755	143	19%
Accrued liabilities	564	623	(59)	(9)%
Deferred income taxes	2	2	—	—
Current portion of debt	316	431	(115)	(27)%

Total current liabilities	1,780	1,811	(31)	(2)%

Working capital	$2,173	$2,329	$(156)	(7)%

        Our working capital decreased by $156 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $635 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited) included elsewhere in this report.

  •
  Accounts receivable increased by $364 million mainly due to the inclusion in the March 31, 2010 balance sheet of accounts receivable that were sold into the A/R programs and as a result of higher sales during the first quarter of 2010. Upon the adoption of new accounting guidance in 2010, sales of our accounts receivable under the A/R Programs no longer met the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under the A/R Programs are accounted for as secured borrowings beginning January 1, 2010 and are now on balance sheet. For more information, see "Note 7. Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Inventories increased by $64 million mainly due to higher raw material costs.

  •
  The increase in accounts payable of $143 million was primarily due to higher raw material costs.

  •
  Accrued liabilities decreased by $59 million principally due to payments of accrued restructuring and plant closing costs, accrued rebates and accrued compensation during the first quarter of 2010.

  •
  Current portion of debt decreased by $115 million. On April 26, 2010, we prepaid $124 million of Term Loan B and $40 million of Term Loan C with proceeds from excess cash flow. Accordingly, this $164 million prepayment was classified as current as of March 31, 2010. At December 31, 2009, the Convertible Notes were classified as current portion of debt. The Convertible Notes were repaid on January 11, 2010. For more information, see "Note 7. Debt—Accounts Receivable Securitization" and "Note 1. General—Recent Developments—Repurchase

    of Convertible Notes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Direct and Subsidiary Debt

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: our guarantees of certain debt of HPS (our Chinese MDI joint venture); our guarantee of certain debt of the Arabian Amines Company; certain indebtedness incurred from time to time to finance certain insurance premiums; and our guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program.

        Substantially all of our other debt has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Transactions Affecting our Debt

Senior Credit Facilities

        As of March 31, 2010, our Senior Credit Facilities consisted of (i) our $225 million Revolving Facility; (ii) our $1,509 million Term Loan B; and (iii) our $495 million ($441 million carrying value) Term Loan C. As of March 31, 2010, we had no borrowings outstanding under our Revolving Facility, and we had approximately $40 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. All of our Senior Credit Facilities are obligations of Huntsman International.

        On March 9, 2010, Huntsman International entered into the Amendment with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, and the other financial institutions party thereto, which amended certain terms of Huntsman International's existing Senior Credit Facilities. Among other things, the Amendment (i) replaces Deutsche Bank AG New York Branch as administrative agent, collateral agent and U.K. security trustee with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and JPMorgan Chase Bank, N.A. or an affiliate thereof as U.K. security trustee, (ii) extends the stated maturity of the Revolving Facility to March 9, 2014 and provides for optional extensions of such stated maturity date from time to time with the consent of the lenders and subject to certain specified conditions and exceptions, (iii) limits the aggregate amount of the revolving commitments allowable under the Revolving Facility to an amount up to $300 million, including $225 million currently committed by the lenders, (iv) terminated the 2009 Waiver and (v) reduces the maximum letter of credit sublimit to $75 million (not including existing letters of credit issued by Deutsche Bank AG New York Branch) and the maximum swing line sublimit to $25 million.

        Additionally, the Amendment increases the applicable LIBOR margin range on the revolving loans by 1.75% to 3.50% per annum and increases the unused commitment fee percentage to a range of 0.50% to 0.75%. The Amendment also amends the mandatory prepayment provisions of the Senior Credit Facilities to permit the reinvestment of certain insurance and condemnation proceeds.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). Following the termination of the 2009 Waiver, the Leverage Covenant is a net senior secured leverage ratio covenant, with a maximum ratio of senior secured debt to EBITDA (as defined in the applicable agreement) of no more than 3.75 to 1.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 3.50%, LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. However, the applicable interest rate of Term Loan B is subject to a reduction to LIBOR plus 1.5% upon achieving certain secured leverage ratio thresholds. The Revolving Facility matures on March 9, 2014 (subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions), Term Loan B matures in 2014 and Term Loan C matures in 2016; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        During the three months ended March 31, 2010, we paid the annual scheduled repayment of $16 million on our Term Loan B and $5 million on our Term Loan C. On April 26, 2010, we prepaid $124 million of Term Loan B and $40 million of Term Loan C with proceeds from excess cash flow.

Accounts Receivable Securitization

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to bankruptcy-remote special purpose entities. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing through a conduit program (in both U.S. dollars and euros). Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, sales of accounts receivable under our A/R Programs no longer meet the criteria for derecognition. Accordingly, the amounts outstanding under our new A/R Programs are accounted for as secured borrowings as of January 1, 2010. See "Note 2. Summary of Significant Accounting Policies" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        As of March 31, 2010, the A/R Programs had $242 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $187 million)). As of March 31, 2010, $538 million of accounts receivable were pledged as collateral under the A/R Programs. As of December 31, 2009, the A/R Programs had $254 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $199 million)).

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and the indentures governing our notes.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). Following the termination of the 2009 Waiver, the Leverage Covenant is a net senior secured leverage ratio covenant, with a maximum ratio of senior secured debt to EBITDA (as defined in the applicable agreement) of no more than 3.75 to 1.

        If in the future Huntsman International is not able to meet the secured leverage ratio under the Leverage Covenant, unless Huntsman International obtains an amendment or waiver (as to which we can provide no assurance), then, for so long as Huntsman International did not meet such secured leverage ratio, we would not have access to the liquidity otherwise available under our Revolving Facility. If Huntsman International fails to meet this secured leverage ratio at a time when we have loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under our Senior Credit Facilities, and, unless we obtain waiver or forbearance with respect to such default (as to which we can provide no assurance), we could be required to pay off the balance of our Senior Credit Facilities in full and would not have further access to such facilities.

        Our A/R Programs consist of two facilities: Our $250 million U.S. A/R Program and our €225 (approximately $302 million) EU A/R Program. The agreements governing our U.S. A/R Program and the agreements governing our EU A/R Program also contain certain financial covenants. Any material failure to meet the applicable A/R Program's covenants in the future could lead to an event of default under the A/R Programs, which could require us to cease our use of such facilities. Under these circumstances, unless any default was remedied or waived, we would likely lose the ability to obtain financing with respect to our trade receivables. A material default under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2010, we had $1,468 million of combined cash and unused borrowing capacity, consisting of $1,118 million in cash and restricted cash, $185 million in availability under our Revolving Facility, and $165 million in availability under our A/R Programs.

        On March 9, 2010, Huntsman International entered into the Amendment to its existing Senior Credit Facilities. Among other things the Amendment limits the aggregate amount of revolving commitments allowable under the Revolving Facility to an amount up to $300 million, including $225 million currently committed by lenders. As of March 31, 2010 we had no borrowings outstanding under our Revolving Facility, and we had approximately $40 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility

        Our liquidity can be significantly impacted by various factors. Concerning changes in working capital components for the year ended March 31, 2010, our accounts receivable (excluding the $254 million effect of the on-balance sheet treatment of the A/R Programs) and inventory, net of accounts payable, increased by approximately $57 million, as reflected in our condensed consolidated statement of cash flows (unaudited) included elsewhere in this report. We expect volatility in our working capital components to continue.

        On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased operation of the Australian styrenics operations during the first quarter of 2010. During 2009, we recorded closure costs of approximately $63 million ($25 million primarily in severance, $8 million of contract termination costs and a $30 million preliminary estimate of environmental remediation costs) and incurred other closure related costs of approximately $5 million in the first quarter of 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The closure costs are expected to be funded as they are incurred over the next several years, with severance costs to be paid primarily in 2010. During the three months ended March 31, 2010, we paid approximately $23 million of related restructuring costs and have remaining accruals of approximately $45 million for restructuring and environmental remediation costs as of March 31, 2010 to be paid out at a later date. For a discussion of restructuring, impairment and plant closing costs, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        On April 29, 2006, we experienced fire damage at our Port Arthur, Texas facility. This facility has been subsequently rebuilt and sold. In connection with this fire damage, we have received partial insurance proceeds to date of $365 million. Binding arbitration to settle our claims began on November 2, 2009. The binding arbitration is ongoing. Prior to the commencement of the arbitration proceedings, we had claimed an additional approximately $242 million plus interest as presently due and owing and unpaid under the Policy for losses caused by the fire. The arbitration panel has made a preliminary ruling disallowing our claim for interest. In addition, the arbitration panel has made certain preliminary rulings on some of the discrete issues that so far effectively reduce the overall amount we have claimed by approximately $70 million. The arbitration panel has requested additional briefing on the remaining matters and has not indicated when a final ruling will be issued. Collections on this insured loss, if any, will represent additional income from discontinued operations for us upon final settlement and will be used to repay secured debt in accordance with relevant provisions of agreements governing our Senior Credit Facilities. See "Note 13. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 16 Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        During the three months ended March 31, 2010, we made contributions to our pension and postretirement benefit plans of $44 million. During the remainder of 2010, we expect to contribute and additional amount of approximately $77 million to these plans.

        As of March 31, 2010, we currently have $316 million classified as current portion of debt which consists of certain scheduled term payments and various short term facilities, including but not limited to, a Term loan prepayment made on April 26, 2010 of $164 million, HPS draft discounting facility in China with $70 million outstanding, our Australian credit facilities with $38 million outstanding and certain other short term facilities and scheduled amortization payments totaling $44 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the current period. In addition, on January 11, 2010 we redeemed the entire $250 million principal amount ($236 million carrying value) of our outstanding Convertible Notes for approximately $382 million. The carrying value of $236 million relating to the Convertible Notes was classified as current as of December 31, 2009. See "Note 7. Debt—Convertible Notes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        Due to our ample liquidity in 2010, we believe that the potentially negative effects of the current credit environment have been limited with regard to our need to access the credit markets. Huntsman International was able to successfully access the credit markets during the three months ended March 31, 2010 to raise $350 million of subordinated debt to redeem existing subordinated debt and completed an amendment to our Senior Credit Facilities which, among other things, extended the maturity of our Revolving Facility by four years to March 2014. See "Note 7 Debt" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Capital Expenditures

        During 2010, we expect to spend between $250 million and $275 million for capital expenditures. We expect to fund capital expenditures through a combination of available cash and cash flows from operations.

Receivables Securitization

        Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, sales of accounts receivable under our A/R Programs no longer meet the criteria for derecognition. Accordingly, the amounts outstanding under our new A/R Programs are accounted for as secured borrowings as of January 1, 2010. For a discussion of our A/R Programs, see "Note 7. Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Off-Balance Sheet Arrangements

Guarantees

        Our unconsolidated joint venture, the Arabian Amines Company, obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents) of which $177 million, including bridge loans, was drawn and outstanding as of March 31, 2010. We have provided certain guarantees of approximately $14 million for these commitments and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Legal Proceedings

        For a discussion of legal proceedings, see "Note 13. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 14. Environmental, Health and Safety Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On January 19, 2010, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2010, the fair value of the hedge was less than $1 million and is recorded in other noncurrent liabilities.

        In conjunction with our 2020 Senior Subordinated Note issuance, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity, March 15, 2015, we are required to pay €255 million to these counterparties and will receive

$350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2010 the fair value of this swap was $4 million and was recorded as noncurrent assets in our condensed consolidated balance sheet (unaudited). For the three months ended March 31, 2010, the effective portion of the changes in the fair value of $6 million was recorded in other comprehensive income, with the ineffectiveness of $2 million recorded in interest expense.

        Otherwise, we do not believe there are any material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

        During the period from 2007 through 2009, our Performance Products business' surfactants manufacturing facility located in New South Wales, Australia experienced four reported releases of ethylene oxide and propylene oxide, both raw materials used in the manufacturing process. As a consequence of these releases, the site has received and responded to information requests and physical inspections from WorkCover NSW and/or the Department of Environment and Climate Change NSW, both regulatory agencies with oversight authority for the facility. Although regulatory enforcement action in this matter is a possibility, no monetary sanctions have been proposed by either agency and this matter remains unresolved at the current time.

OTHER LEGAL PROCEEDINGS

        For a discussion of other legal proceedings, see "Note 13. Commitments and Contingencies—Legal Matters" and "Note 14. Environmental, Health and Safety Matters—Remediation Liabilities" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	—
February	72,816	13.46	—	—
March	285,565	13.61	—	—

Total	358,381	$13.58	—	—

ITEM 6.    EXHIBITS

3.1	Third Amended and Restated Bylaws of Huntsman Corporation effective March 24, 2010 (incorporated by reference to Exhibit 3.1(i) to our current report on Form 8-K filed on March 26, 2010)
4.1
Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)
4.2	Form of 8 5/8% Senior Subordinated Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)
4.3	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)
10.1	Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto
10.2
Registration Rights Agreement, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2010)
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

Dated: May 7, 2010

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

3.1	Third Amended and Restated Bylaws of Huntsman Corporation effective March 24, 2010 (incorporated by reference to Exhibit 3.1(i) to our current report on Form 8-K filed on March 26, 2010)
4.1
Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)
4.2	Form of 8 5/8% Senior Subordinated Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)
4.3	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)
10.1	Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto
10.2
Registration Rights Agreement, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2010)
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