Form 10-Q
period 2010-06-30
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2010-08-05
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation or Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

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

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         On July 29, 2010, 239,159,547 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$766	$1,745
Restricted cash	7	5
Accounts and notes receivable (net of allowance for doubtful accounts of $54 and $56, respectively), ($618 and nil pledged as collateral, respectively)	1,468	1,018
Accounts receivable from affiliates	15	1
Inventories	1,324	1,184
Prepaid expenses	29	42
Deferred income taxes	35	36
Other current assets	129	109

Total current assets	3,773	4,140
Property, plant and equipment, net	3,241	3,516
Investment in unconsolidated affiliates	267	250
Intangible assets, net	107	125
Goodwill	94	94
Deferred income taxes	102	138
Notes receivable from affiliates	7	8
Other noncurrent assets	474	355

Total assets	$8,065	$8,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$822	$730
Accounts payable to affiliates	25	25
Accrued liabilities	568	623
Deferred income taxes	2	2
Current portion of debt	168	431

Total current liabilities	1,585	1,811
Long-term debt	3,699	3,781
Notes payable to affiliates	4	5
Deferred income taxes	312	289
Other noncurrent liabilities	795	875

Total liabilities	6,395	6,761
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 239,159,547 and 237,225,258 issued and 236,419,475 and 234,081,490 outstanding in 2010 and 2009, respectively	2	2
Additional paid-in capital	3,182	3,155
Unearned stock-based compensation	(15)	(11)
Accumulated deficit	(1,127)	(1,015)
Accumulated other comprehensive loss	(395)	(287)

Total Huntsman Corporation stockholders' equity	1,647	1,844
Noncontrolling interests in subsidiaries	23	21

Total equity	1,670	1,865

Total liabilities and equity	$8,065	$8,626

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Trade sales, services and fees, net	$2,280	$1,822	$4,329	$3,495
Related party sales	63	24	108	31

Total revenues	2,343	1,846	4,437	3,526
Cost of goods sold	1,958	1,613	3,771	3,144

Gross profit	385	233	666	382
Operating expenses:
Selling, general and administrative	208	198	426	392
Research and development	36	36	72	72
Other operating income	(3)	(1)	(1)	(9)
Restructuring, impairment and plant closing costs	17	62	20	76

Total expenses	258	295	517	531

Operating income (loss)	127	(62)	149	(149)
Interest expense, net	(43)	(58)	(104)	(113)
Loss on accounts receivable securitization program	—	(6)	—	(10)
Equity income of investment in unconsolidated affiliates	16	1	17	2
Loss on early extinguishment of debt	(7)	—	(162)	—
(Expenses) income associated with the Terminated Merger and related litigation	(1)	844	(1)	837
Other income	1	—	1	—

Income (loss) from continuing operations before income taxes	93	719	(100)	567
Income tax expense	(39)	(311)	(5)	(449)

Income (loss) from continuing operations	54	408	(105)	118
Income (loss) from discontinued operations, net of tax	62	(2)	49	(6)

Net income (loss)	116	406	(56)	112
Net (income) loss attributable to noncontrolling interests	(2)	—	(2)	4

Net income (loss) attributable to Huntsman Corporation	$114	$406	$(58)	$116

Net income (loss)	$116	$406	$(56)	$112
Other comprehensive (loss) income	(64)	130	(108)	48

Comprehensive income (loss)	52	536	(164)	160
Comprehensive (income) loss attributable to noncontrolling interests	(2)	—	(2)	4

Comprehensive income (loss) attributable to Huntsman Corporation	$50	$536	$(166)	$164

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Continued)

(In Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.22	$1.75	$(0.46)	$0.52
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.26	(0.01)	0.21	(0.02)

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.48	$1.74	$(0.25)	$0.50

Weighted average shares	236.4	234.0	235.6	233.8

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.21	$1.52	$(0.46)	$0.49
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.26	(0.01)	0.21	(0.02)

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.47	$1.51	$(0.25)	$0.47

Weighted average shares	240.8	271.3	235.6	268.8

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$52	$408	$(107)	$122
Income (loss) from discontinued operations, net of tax	62	(2)	49	(6)

Net income (loss)	$114	$406	$(58)	$116

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2010	2009
Operating Activities:
Net (loss) income	$(56)	$112
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity income of investment in unconsolidated affiliates	(17)	(2)
Depreciation and amortization	196	226
Provision for losses on accounts receivable	4	5
Loss (gain) on disposal of businesses/assets, net	2	(1)
Loss on early extinguishment of debt	162	—
Noncash interest expense	2	5
Noncash restructuring, impairment and plant closing costs	—	5
Deferred income taxes	34	255
Net unrealized gain on foreign currency transactions	(3)	—
Stock-based compensation	12	9
Portion of insurance settlement representing cash provided by investing activities	(34)	—
Other, net	4	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(262)	(26)
Accounts receivable from A/R Programs	(254)	—
Inventories	(205)	352
Prepaid expenses	12	20
Other current assets	(24)	5
Other noncurrent assets	(80)	—
Accounts payable	127	(81)
Accrued liabilities	(44)	(41)
Income taxes payable	14	174
Other noncurrent liabilities	(32)	(7)

Net cash (used in) provided by operating activities	(442)	1,009

Investing Activities:
Capital expenditures	(78)	(100)
Proceeds from insurance settlement	34	—
Proceeds from sale of businesses/assets, net of adjustments	—	1
Acquisition of business	—	(24)
Investment in unconsolidated affiliates, net of cash received	(4)	—
Change in restricted cash	(1)	—
Other	—	3

Net cash used in investing activities	(49)	(120)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2010	2009
Financing Activities:
Net repayments under revolving loan facilities	$(4)	$(8)
Revolving loan facility from A/R Programs	254	—
Net borrowings on overdraft facilities	5	1
Repayments of short term debt	(94)	(78)
Borrowings on short term debt	115	57
Repayments of long-term debt	(895)	(26)
Proceeds from issuance of long-term debt	375	869
Repayments of notes payable	(22)	(35)
Borrowings on notes payable	4	18
Debt issuance costs paid	(17)	—
Call premiums related to early extinguishment of debt	(153)	—
Dividends paid to common stockholders	(48)	(47)
Repurchase and cancellation of stock awards	(6)	—
Proceeds from issuance of common stock	2	—
Excess tax benefit related to stock-based compensation	4	—
Other, net	—	(4)

Net cash (used in) provided by financing activities	(480)	747

Effect of exchange rate changes on cash	(8)	2

(Decrease) increase in cash and cash equivalents	(979)	1,638
Cash and cash equivalents at beginning of period	1,745	657

Cash and cash equivalents at end of period	$766	$2,295

Supplemental cash flow information:
Cash paid for interest	$97	$101
Cash paid for income taxes	10	16

        During the six months ended June 30, 2010 and 2009, the amount of capital expenditures in accounts payable decreased by $10 million and $25 million, respectively. The value of share awards that vested during the six months ended June 30, 2010 and 2009 was $18 million and $11 million, respectively. In connection with our June 23, 2009 acquisition of the Baroda Division of Metrochem Industries Limited, $5 million of payables from us to Metrochem Industries Limited were forgiven.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Common Stock					Accumulated other comprehensive loss
			Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Shares	Amount
Balance, January 1, 2010	234,081,490	$2	$3,155	$(11)	$(1,015)	$(287)	$21	$1,865
Net loss	—	—	—	—	(58)	—	2	(56)
Other comprehensive loss	—	—	—	—	—	(108)	—	(108)
Issuance of nonvested stock awards	—	—	10	(10)	—	—	—	—
Vesting of stock awards	1,900,576	—	9	—	—	—	—	9
Recognition of stock-based compensation	—	—	2	6	—	—	—	8
Repurchase and cancellation of stock awards	(425,809)	—	—	—	(6)	—	—	(6)
Stock options exercised	863,218	—	2	—	—	—	—	2
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	4
Dividends declared on common stock	—	—	—	—	(48)	—	—	(48)

Balance, June 30, 2010	236,419,475	$2	$3,182	$(15)	$(1,127)	$(395)	$23	$1,670

	Huntsman Corporation Stockholders
	Common Stock					Accumulated other comprehensive loss
			Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Shares	Amount
Balance, January 1, 2009	233,553,515	$2	$3,141	$(13)	$(1,031)	$(489)	$22	$1,632
Net income	—	—	—	—	116	—	(4)	112
Other comprehensive income	—	—	—	—	—	48	—	48
Issuance of nonvested stock awards	—	—	8	(8)	—	—	—	—
Vesting of stock awards	548,489	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	3	6	—	—	—	9
Repurchase and cancellation of stock awards	(134,377)	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	(47)	—	—	(47)

Balance, June 30, 2009	233,967,627	$2	$3,152	$(15)	$(962)	$(441)	$18	$1,754

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$342	$919
Restricted cash	7	5
Accounts and notes receivable (net of allowance for doubtful accounts of $54 and $56, respectively), ($618 and nil pledged as collateral, respectively)	1,468	1,018
Accounts receivable from affiliates	80	32
Inventories	1,324	1,184
Prepaid expenses	27	42
Deferred income taxes	33	33
Other current assets	119	109

Total current assets	3,400	3,342
Property, plant and equipment, net	3,093	3,357
Investment in unconsolidated affiliates	267	250
Intangible assets, net	111	129
Goodwill	94	94
Deferred income taxes	122	158
Notes receivable from affiliates	7	8
Other noncurrent assets	474	355

Total assets	$7,568	$7,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$821	$715
Accounts payable to affiliates	28	41
Accrued liabilities	567	613
Deferred income taxes	2	2
Note payable to affiliate	100	25
Current portion of debt	168	195

Total current liabilities	1,686	1,591
Long-term debt	3,699	3,781
Notes payable to affiliates	439	530
Deferred income taxes	104	79
Other noncurrent liabilities	791	865

Total liabilities	6,719	6,846
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,036	3,021
Accumulated deficit	(1,756)	(1,847)
Accumulated other comprehensive loss	(454)	(348)

Total Huntsman International LLC members' equity	826	826
Noncontrolling interests in subsidiaries	23	21

Total equity	849	847

Total liabilities and equity	$7,568	$7,693

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Trade sales, services and fees, net	$2,280	$1,822	$4,329	$3,495
Related party sales	63	24	108	31

Total revenues	2,343	1,846	4,437	3,526
Cost of goods sold	1,955	1,610	3,763	3,136

Gross profit	388	236	674	390
Operating expenses:
Selling, general and administrative	208	195	423	384
Research and development	36	36	72	72
Other operating income	(4)	(1)	(11)	(9)
Restructuring, impairment and plant closing costs	17	62	20	76

Total expenses	257	292	504	523

Operating income (loss)	131	(56)	170	(133)
Interest expense, net	(47)	(58)	(113)	(113)
Loss on accounts receivable securitization program	—	(6)	—	(10)
Equity income of investment in unconsolidated affiliates	16	1	17	2
Loss on early extinguishment of debt	(7)	—	(16)	—
Other income	2	—	2	—

Income (loss) from continuing operations before income taxes	95	(119)	60	(254)
Income tax expense	(38)	(8)	(16)	(154)

Income (loss) from continuing operations	57	(127)	44	(408)
Income (loss) from discontinued operations, net of tax	62	(2)	49	(6)

Net income (loss)	119	(129)	93	(414)
Net (income) loss attributable to noncontrolling interests	(2)	—	(2)	4

Net income (loss) attributable to Huntsman International LLC	$117	$(129)	$91	$(410)

Net income (loss)	$119	$(129)	$93	$(414)
Other comprehensive (loss) income	(63)	130	(106)	51

Comprehensive income (loss)	56	1	(13)	(363)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	—	(2)	4

Comprehensive income (loss) attributable to Huntsman International LLC	$54	$1	$(15)	$(359)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2010	2009
Operating Activities:
Net income (loss)	$93	$(414)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity income of investment in unconsolidated affiliates	(17)	(2)
Depreciation and amortization	184	214
Provision for losses on accounts receivable	4	5
Loss (gain) on disposal of businesses/assets, net	2	(1)
Loss on early extinguishment of debt	16	—
Noncash interest expense	11	12
Noncash restructuring, impairment and plant closing costs	—	5
Deferred income taxes	37	143
Net unrealized gain on foreign currency transactions	(3)	—
Noncash compensation	11	5
Portion of insurance settlement representing cash provided investing activities	(34)	—
Other	3	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(262)	(26)
Accounts receivable from A/R Programs	(254)	—
Inventories	(205)	352
Prepaid expenses	14	22
Other current assets	(14)	(8)
Other noncurrent assets	(80)	—
Accounts payable	132	(98)
Accrued liabilities	(21)	(5)
Other noncurrent liabilities	(30)	(4)

Net cash (used in) provided by operating activities	(413)	199

Investing Activities:
Capital expenditures	(78)	(100)
Proceeds from insurance settlement	34	—
Proceeds from sale of businesses/assets, net of adjustments	—	1
Acquisition of business	—	(24)
Investment in unconsolidated affiliates, net of cash received	(4)	—
Change in restricted cash	(1)	—
Increase in receivable from affiliate	(46)	(11)
Other, net	—	3

Net cash used in investing activities	(95)	(131)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2010	2009
Financing Activities:
Net repayments under revolving loan facilities	$(4)	$(8)
Revolving loan facility from A/R Programs	254	—
Net borrowings on overdraft facilities	5	1
Repayments of short term debt	(94)	(78)
Borrowings on short term debt	115	57
Repayments of long-term debt	(659)	(26)
Proceeds from issuance of long-term debt	375	869
Repayments of notes payable to affiliate	(125)	(403)
Proceeds from notes payable to affiliate	110	529
Repayments of notes payable	(22)	(34)
Borrowings on notes payable	4	15
Debt issuance costs paid	(17)	—
Call premiums related to early extinguishment of debt	(7)	—
Dividends paid to parent	—	(23)
Excess tax benefit related to stock-based compensation	4	—
Contribution from parent	—	236
Other, net	—	(4)

Net cash (used in) provided by financing activities	(61)	1,131

Effect of exchange rate changes on cash	(8)	2

(Decrease) increase in cash and cash equivalents	(577)	1,201
Cash and cash equivalents at beginning of period	919	87

Cash and cash equivalents at end of period	$342	$1,288

Supplemental cash flow information:
Cash paid for interest	$88	$102
Cash paid for income taxes	9	16

        During the six months ended June 30, 2010 and 2009, the amount of capital expenditures in accounts payable decreased by $10 million and $25 million, respectively. During the six months ended June 30, 2010 and 2009, Huntsman Corporation contributed $11 million and $5 million, respectively, related to stock-based compensation. In connection with our June 23, 2009 acquisition of the Baroda Division of Metrochem Industries Limited, $5 million of payables from us to Metrochem Industries Limited were forgiven.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2010	2,728	$3,021	$(1,847)	$(348)	$21	$847
Net income	—	—	91	—	2	93
Other comprehensive loss	—	—	—	(106)	—	(106)
Contribution from parent, net of distributions	—	11	—	—	—	11
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, June 30, 2010	2,728	$3,036	$(1,756)	$(454)	$23	$849

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2009	2,728	$2,865	$(1,414)	$(554)	$22	$919
Net loss	—	—	(410)	—	(4)	(414)
Other comprehensive income	—	—	—	51	—	51
Contribution from parent, net of distributions	—	241	—	—	—	241
Dividends paid to parent	—	—	(23)	—	—	(23)

Balance, June 30, 2009	2,728	$3,106	$(1,847)	$(503)	$18	$774

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

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 for our Company and Huntsman International filed on February 19, 2010 and updated by our Form 8-K filed on June 8, 2010.

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

quarter of 2010 and report the results of that business as discontinued operations. See "Note 20. Discontinued Operations."

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

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the condensed consolidated financial statements (unaudited) for both our Company and Huntsman International. The differences between our financial statements and Huntsman International's financial statements relate primarily to the following:

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

  •
  the $250 million 7% convertible notes due 2018 (the "Convertible Notes") issued in connection with our December 14, 2008 settlement agreement with Apollo, Hexion and certain of their affiliates (the "Apollo Settlement Agreement")(see "Note 8. Debt—Redemption of Notes" and "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation"), which we repurchased on January 11, 2010; and

  •
  the results of our settlement agreement (the "Texas Bank Litigation Settlement Agreement") in connection with our litigation (the "Texas Bank Litigation") against affiliates of Credit Suisse Securities (USA) LLC and Deutsche Bank Inc. (collectively, the "Banks") (see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation").

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

RECLASSIFICATIONS

        Certain amounts in the condensed consolidated financial statements (unaudited) for prior periods have been reclassified to conform with the current presentation. In connection with the closure and abandonment of our Australian styrenics operations in the first quarter of 2010, we have treated this business as discontinued operations beginning in the first quarter of 2010. All relevant information for prior periods has been restated to reflect this change.

        During the first quarter of 2010, we began reporting our last-in, first-out ("LIFO") inventory valuation reserve charges as part of Corporate and other. These charges were previously reported in our Performance Products segment. All segment information for prior periods has been restated to reflect this change.

RECENT DEVELOPMENTS

Settlement of Fire Insurance Claims

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance through our captive insurer, International Risk Insurance Company ("IRIC"), and certain reinsurers (the "Reinsurers"). The property damage and business interruption insurance was subject to a combined deductible of $60 million. We, together with IRIC, asserted claims to the Reinsurers related to losses occurring as a result of this fire. Our claims were the subject of litigation and an arbitration proceeding with certain of the Reinsurers.

        Prior to December 31, 2009, we received payments on insurance claims with respect to the fire totaling $365 million. On May 14, 2010, we entered into a Sworn Statement in Proof of Loss and Full and Final Settlement, Release, and Indemnity Agreement with the Reinsurers (including those Reinsurers that did not participate in the arbitration proceeding). Pursuant to the settlement agreement, through June 15, 2010, we received final payment totaling $110 million. Upon receipt of this payment, we agreed to the dismissal with prejudice of the legal and arbitration proceedings relating to our insurance claims.

        As a result of this settlement, we recognized a gain of $110 million in discontinued operations during the second quarter of 2010, the proceeds of which were used to repay secured debt in accordance with relevant provisions of the agreements governing our senior secured credit facilities ("Senior Credit Facilities"). Of the $110 million payment, $34 million was reflected within the statement of cash flows as cash flows from investing activities and the remaining $76 million was reflected as cash flows from operating activities.

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

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU clarifies existing disclosure requirements to provide a greater level of disaggregated information and to provide more information regarding valuation techniques and inputs to fair value measurements. It requires additional disclosure related to transfers between the three levels of fair value measurement, as well as information about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 measurements. The enhanced disclosures required by this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. See "Note 10. Fair Value."

        Effective January 1, 2010, we adopted ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codified Statement of Financial Accounting Standards ("SFAS") No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity ("VIE") with a qualitative approach. This new approach focuses on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, and amends the types of events that trigger a reassessment of whether an entity is a VIE. Further, it requires additional disclosures about an enterprise's involvement in variable interest entities. The adoption of this statement did not have a significant impact on our condensed consolidated financial statements (unaudited). See "Note 6. Variable Interest Entities."

        Effective January 1, 2010, we adopted ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which codified SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special-purpose entity ("QSPE") from SFAS No. 140 and removes the exception from applying FIN 46(R) to QSPEs. SFAS No. 166 modifies the derecognition provisions in SFAS No. 140 and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. It also requires additional disclosures regarding the transferor's continuing involvement with transferred financial assets and the related risks retained. Upon adoption of this statement, transfers of accounts receivable under our accounts receivable securitization programs no longer qualified for derecognition and were accounted for as secured borrowings beginning in January

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

2010. See "Note 8. Debt—Accounts Receivable Securitization." Prior to the adoption of this statement, receivables transferred under our U.S. and European accounts receivable securitization programs (the "U.S. A/R Program," the "EU A/R Program" and collectively the "A/R Programs") qualified as sales.

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

        We have accounted for the Baroda acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Acquisition cost:
Cash payments made in 2008	$7
Cash payments made in 2009	31
Cash payments made in 2010	2
Forgiveness of amounts payable from us to MCIL	(5)

Total acquisition cost	$35

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$2
Inventories	3
Other current assets	2
Property, plant and equipment	31
Intangible assets	3
Deferred tax asset	2
Accounts payable	(3)
Short-term debt	(3)
Deferred tax liability	(2)

Total fair value of net assets acquired	$35

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30, 2010	December 31, 2009
Raw materials and supplies	$311	$240
Work in progress	83	77
Finished goods	988	917

Total	1,382	1,234
LIFO reserves	(58)	(50)

Net	$1,324	$1,184

        As of June 30, 2010 and December 31, 2009, approximately 12% and 10%, respectively of inventories were recorded using the LIFO cost method.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. INVENTORIES (Continued)

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements receivable by us as of June 30, 2010 and December 31, 2009 were both $2 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these open exchange agreements receivable or payable by us at both June 30, 2010 and December 31, 2009 were nil.

5. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        In 2008, we contributed $44 million as our 50% equity contribution to the Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. The joint venture obtained various loan commitments in the aggregate amount of approximately $195 million in U.S. dollar equivalents, of which $192 million had been drawn as of June 30, 2010. Trial production commenced in the second quarter of 2010 with final plant testing and certification expected to be complete in the third quarter of 2010. The plant will have approximate annual capacity of 60 million pounds. We will purchase and sell all of the production from this joint venture. We have provided certain guarantees of approximately $14 million for these commitments, which will terminate upon completion of the project and satisfaction of certain conditions. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded. While this joint venture was accounted for under the equity method during its development stage, we will consolidate this joint venture beginning in the third quarter of 2010.

        During the second quarter of 2010, we recorded a non-recurring $15 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman GmbH and Co. KG joint venture. This credit represented a cumulative correction of an error that was individually immaterial in each year since our initial investment in the joint venture in 1997.

6. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify VIEs for which we are the primary beneficiary. We hold a variable interest in the following two joint ventures for which we are the primary beneficiary:

  •
  Rubicon LLC manufactures products for our Polyurethanes segment. The structure of the joint venture is such that the total equity investment at risk is not sufficient to permit the joint venture to finance its activities without additional financial support. By virtue of the operating agreement with this joint venture, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

  •
  Pacific Iron Products Sdn Bhd manufactures products for our Pigments segment. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. VARIABLE INTEREST ENTITIES (Continued)

    manufacturing facility and market the products of the joint venture to third party customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing.

        As the primary beneficiary of these two VIEs, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited). The following table summarizes the carrying amount of the two joint ventures' assets and liabilities included in our condensed consolidated balance sheet (unaudited), before intercompany eliminations, as of June 30, 2010 (dollars in millions):

Current assets	$87
Property, plant and equipment, net	15
Other noncurrent assets	37
Deferred income taxes	38

Total assets	$177

Current liabilities	$84
Long-term debt	3
Other noncurrent liabilities	94

Total liabilities	$181

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of June 30, 2010 and December 31, 2009, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2010	$50	$1	$3	$21	$75
2010 charges for 2005 initiatives	1	—	—	—	1
2010 charges for 2009 initiatives	2	—	—	3	5
2010 charges for 2010 initiatives	20	—	—	—	20
Reversal of reserves no longer required	(6)	—	—	—	(6)
2010 payments for 2005 initiatives	—	(1)	—	—	(1)
2010 payments for 2006 initiatives	(2)	—	—	—	(2)
2010 payments for 2008 initiatives	(4)	—	—	—	(4)
2010 payments for 2009 initiatives	(7)	—	—	(3)	(10)
Net activity of discontinued operations	(24)	—	—	4	(20)
Foreign currency effect on reserve balance	(2)	—	—	—	(2)

Accrued liabilities as of June 30, 2010	$28	$—	$3	$25	$56

(1)
The total workforce reduction reserves of $28 million relate to the termination of 367 positions, of which 239 positions had not been terminated as of June 30, 2010.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30, 2010	December 31, 2009
2005 initiatives and prior	$2	$3
2006 initiatives	3	5
2008 initiatives	3	7
2009 initiatives	28	60
2010 initiatives	20	—

Total	$56	$75

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2010	$2	$—	$7	$17	$11	$34	$4	$75
2010 charges for 2005 initiatives	—	—	—	—	1	—	—	1
2010 charges for 2009 initiatives	—	—	—	—	4	—	1	5
2010 charges for 2010 initiatives	—	—	—	15	—	—	5	20
Reversal of reserves no longer required	—	—	(2)	—	(2)	—	(2)	(6)
2010 payments for 2005 initiatives	—	—	—	—	(1)	—	—	(1)
2010 payments for 2006 initiatives	—	—	—	(2)	—	—	—	(2)
2010 payments for 2008 initiatives	(1)	—	—	(2)	(1)	—	—	(4)
2010 payments for 2009 initiatives	—	—	(2)	(2)	(4)	—	(2)	(10)
Net activity of discontinued operations	—	—	—	—	—	(20)	—	(20)
Foreign currency effect on reserve balance	—	—	—	—	(2)	—	—	(2)

Accrued liabilities as of June 30, 2010	$1	$—	$3	$26	$6	$14	$6	$56

Current portion of restructuring reserves	$1	$—	$2	$26	$4	$14	$6	$53
Long-term portion of restructuring reserve	—	—	1	—	2	—	—	3
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	—	—	—	—	3	1	1	5
Estimated additional charges beyond one year	—	—	—	—	—	—	—	—

        Details with respect to cash and non-cash restructuring charges for the periods ended June 30, 2010 and 2009 by initiative are provided below (dollars in millions):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Cash charges:
2010 charges for 2005 & prior initiatives	$1	$1
2010 charges for 2009 initiatives	3	5
2010 charges for 2010 initiatives	16	20
Reversal of reserves no longer required	(3)	(6)

Total 2010 Restructuring, Impairment and Plant Closing Costs	$17	$20

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Cash charges:
2009 charges for 2006 initiatives	$1	$1
2009 charges for 2008 initiatives	—	2
2009 charges for 2009 initiatives	62	71
Reversal of reserves no longer required	(2)	(3)
Non-cash charges	1	5

Total 2009 Restructuring, Impairment and Plant Closing Costs	$62	$76

        During the six months ended June 30, 2010, our Textile Effects segment recorded charges of $15 million primarily related to the consolidation of our Switzerland manufacturing facilities.

        During the six months ended June 30, 2010, our Pigments segment recorded net charges of $3 million primarily related to the closure of our Grimsby, U.K. plant. We expect to incur additional charges of $3 million through December 31, 2011, primarily related to the closure of our Grimsby, U.K. plant.

        During the six months ended June 30, 2010, we recorded net charges of $4 million in Corporate and other related to workforce reductions in connection with a reorganization and regional consolidation of our transactional accounting activities. We expect to incur additional charges of $1 million through December 31, 2011, primarily related to these activities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT

        Outstanding debt consisted of the following (dollars in millions):

  Huntsman Corporation

	June 30, 2010	December 31, 2009
Senior Credit Facilities:
Term loans	$1,685	$1,968
Amounts outstanding under A/R programs	226	—
Senior notes	442	434
Subordinated notes	1,234	1,294
Australian credit facilities	30	34
HPS (China) debt	183	163
Convertible notes	—	236
Other	67	83

Total debt—excluding debt to affiliates	$3,867	$4,212

Total Current portion of debt	$168	$431
Long-term portion	3,699	3,781

Total debt—excluding debt to affiliates	$3,867	$4,212

Total debt—excluding debt to affiliates	$3,867	$4,212
Notes payable to affiliates—noncurrent	4	5

Total debt	$3,871	$4,217

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

  Huntsman International

	June 30, 2010	December 31, 2009
Senior Credit Facilities:
Term loans	$1,685	$1,968
Amounts outstanding under A/R programs	226	—
Senior notes	442	434
Subordinated notes	1,234	1,294
Australian credit facilities	30	34
HPS (China) debt	183	163
Other	67	83

Total debt—excluding debt to affiliates	$3,867	$3,976

Total Current portion of debt	$168	$195
Long-term portion	3,699	3,781

Total debt—excluding debt to affiliates	$3,867	$3,976

Total debt—excluding debt to affiliates	$3,867	3,976
Notes payable to affiliates—current	100	25
Notes payable to affiliates—noncurrent	439	530

Total debt	$4,406	$4,531

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: guarantees of certain debt of HPS (our Chinese MDI joint venture); a guarantee of certain obligations of the Arabian Amines Company (our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia); a guarantee of certain debt of Huntsman Corporation Australia Pty Limited; certain indebtedness incurred from time to time to finance certain insurance premiums; and a guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

TRANSACTIONS AFFECTING OUR DEBT

Senior Credit Facilities

        As of June 30, 2010, our Senior Credit Facilities consisted of (i) our $225 million revolving facility ("Revolving Facility"); (ii) our $1,302 million term loan B facility ("Term Loan B"); and (iii) our $427 million ($383 million carrying value) term loan C facility ("Term Loan C" and, collectively with Term Loan B, the "Dollar Term Loans"). As of June 30, 2010, we had no borrowings outstanding

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

under our Revolving Facility, and we had approximately $29 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. All of our Senior Credit Facilities are obligations of Huntsman International and are not direct obligations of Huntsman Corporation.

        On March 9, 2010, Huntsman International entered into a Fifth Amendment to Credit Agreement (the "Amendment") with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, and the other financial institutions party thereto, which amended certain terms of our Senior Credit Facilities. Among other things, the Amendment

  •
  replaced Deutsche Bank AG New York Branch as administrative agent, collateral agent and U.K. security trustee with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and JPMorgan Chase Bank, N.A. or an affiliate thereof as U.K. security trustee;

  •
  extended the stated maturity of the Revolving Facility to March 9, 2014 and provides for optional extensions of such stated maturity date from time to time with the consent of the lenders and subject to certain specified conditions and exceptions;

  •
  limits the aggregate amount of the revolving commitments allowable under the Revolving Facility to an amount up to $300 million, including $225 million currently obtained from the lenders;

  •
  terminated a waiver that was entered into on April 16, 2009 with respect to the Leverage Covenant (as defined below) (the "2009 Waiver");

  •
  reduces the maximum letter of credit sublimit to $75 million (not including existing letters of credit issued by Deutsche Bank AG New York Branch) and the maximum swing line sublimit to $25 million;

  •
  increases the applicable LIBOR margin range on revolving loans by 1.75% to 3.50% per annum;

  •
  increases the unused commitment fee percentage to a range of 0.50% to 0.75%; and

  •
  amends the mandatory prepayment provisions to permit the reinvestment of certain insurance and condemnation proceeds.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 3.50%, LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. However, the applicable interest rate of Term Loan B is subject to a reduction to LIBOR plus 1.5% upon achieving certain secured leverage ratio thresholds. The Revolving Facility matures on March 9, 2014 (subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions), Term Loan B matures in 2014 and Term Loan C matures in 2016. Notwithstanding the stated maturity dates, the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

        During the six months ended June 30, 2010, we paid the annual scheduled repayment of $16 million on Term Loan B and $5 million on Term Loan C. In addition, we made the following prepayments on our Senior Credit Facilities:

  •
  On April 26, 2010, we prepaid $124 million on Term Loan B and $40 million on Term Loan C with cash flow from operations. In connection with this prepayment, we incurred a loss on early extinguishment of debt of $5 million.

  •
  On June 22, 2010, we prepaid $83 million on Term Loan B and $27 million on Term Loan C with proceeds from the final settlement of insurance claims. See "Note 1. General—Recent Developments" and "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire." In connection with this prepayment, we incurred a loss on early extinguishment of debt of $2 million.

Accounts Receivable Securitization

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to bankruptcy-remote special purpose entities (the "U.S. SPE" and the "EU SPE"). This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing through a conduit program (in both U.S. dollars and euros). Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings as of January 1, 2010. See "Note 2. Recently Issued Accounting Pronouncements."

        As of June 30, 2010, under our A/R Programs, we had $226 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $171 million)). As of June 30, 2010, $588 million of accounts receivable were pledged as collateral under the A/R Programs. As of December 31, 2009, the A/R Programs had $254 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $199 million)).

2020 Subordinated Notes

        On March 17, 2010, Huntsman International completed a $350 million offering of 8.625% subordinated notes due March 15, 2020 (the "2020 Subordinated Notes"). We used the net proceeds of $343 million to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€184 million (approximately $253 million)) and a portion of our euro-denominated senior subordinated notes due 2015 (€59 million (approximately $81 million)). See "—Redemption of Notes" below.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

        Interest is payable on the 2020 Subordinated Notes semiannually on March 15 and September 15 of each year. The 2020 Subordinated Notes are general unsecured senior subordinated obligations of Huntsman International and are guaranteed on a general unsecured senior subordinated basis by our subsidiary guarantors (the "Subsidiary Guarantors"). The indenture governing the 2020 Subordinated Notes contains covenants relating to, among other things, the following: the incurrence of additional indebtedness; the payment of dividends and the payment of certain other restricted payments; transactions with affiliates; creating dividend or other payment restrictions affecting restricted subsidiaries; the merger or consolidation with any other person or any sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of its assets; or the adoption of a plan of liquidation.

Redemption of Notes

        On March 17, 2010, Huntsman International repaid €184 million (approximately $253 million) of its 6.875% senior subordinated notes due 2013. The amount paid to redeem the notes, excluding accrued interest, was €189 million (approximately $259 million), which included principal of €184 million (approximately $253 million) and premium of €5 million (approximately $7 million). As of June 30, 2010, the 6.875% senior subordinated notes due 2013 have a remaining balance of €216 million (approximately $265 million).

        On March 17, 2010, Huntsman International repaid €59 million (approximately $81 million) of its 7.5% senior subordinated notes due 2015. The amount paid to redeem the notes, excluding accrued interest, was €59 million (approximately $81 million). As of June 30, 2010, the 7.5% senior subordinated notes due 2015 have a remaining balance of €76 million (approximately $93 million).

        On January 11, 2010, we repurchased the entire $250 million principal amount of our outstanding Convertible Notes for approximately $382 million from Apollo and its affiliates. The Convertible Notes were issued to Apollo in December 2008. The Convertible Notes, which would have matured on December 23, 2018, bore interest at 7% per annum and were convertible into approximately 31.8 million shares of our common stock. As a result of the repurchase of the Convertible Notes, we recorded a loss on early extinguishment of debt in the first quarter of 2010 of $146 million.

        In connection with these redemptions, we recorded a loss on early extinguishment of debt of $155 million.

Other Debt

        On April 1, 2010, our $25 million European overdraft facility was terminated. This facility was a demand facility used for the working capital needs of our European subsidiaries. We continue to maintain certain other foreign overdraft facilities used for working capital needs. We are in the process of replacing this facility with a new overdraft facility.

        HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans, including both U.S. dollar and RMB term loans and RMB working capital loans. During the six months ended June 30, 2010, HPS refinanced RMB 130 million (approximately $19 million) in working capital loans that were scheduled to be repaid during the quarter. The loans

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

were refinanced for three years at the same interest rate of 90% of the Peoples Bank of China rate, which was 4.9% as of June 30, 2010.

        On June 30, 2010 we amended certain facilities belonging to our Huntsman Corporation Australia subsidiaries (the "Australian Credit Facilities"). The amendment among other things, extended the maturity of the facility to June 2015 and amended the interest rate to the Australian index rate plus a margin of 3.75% for borrowings under the revolving facility and 3.5% under the term facility so long as a guarantee remains in place from Huntsman Corporation. In addition, the facility amended the revolver collateral to include the secured interest in eligible receivables of the borrower. The aggregate outstanding balances as of June 30, 2010 under the Australian Credit Facilities was A$34 million (approximately $30 million, of which $17 million is classified as current portion of long term debt).

Intercompany Note

        Under an existing promissory note (the "Intercompany Note"), we have provided financing to Huntsman International. As of June 30, 2010, the outstanding total balance of the Intercompany Note was $535 million. Under the agreements governing our Senior Credit Facilities, Huntsman International cannot repay amounts under the Intercompany Note if there are any outstanding revolving loans, swing line loans or outstanding letters of credit that are not cash collateralized, unless, before and after giving effect to such payment on a pro forma basis, Huntsman International is in compliance with the Leverage Covenant. Huntsman International is currently in compliance with Leverage Covenant, and during the six months ended June 30, 2010, repaid a net $15 million under the Intercompany Note. As of June 30, 2010, and in accordance with the limitation contained in the agreements governing our Senior Credit Facilities as described above, Huntsman International would be permitted to repay the entire $535 million balance on the Intercompany Note.

        The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2010 on the accompanying condensed consolidated balance sheets (unaudited). As of June 30, 2010, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility). Subject to the conditions of the Senior Credit Facilities, with our consent, the principal and accrued interest outstanding under the Intercompany Note may also be forgiven, capitalized or satisfied with any alternate form of consideration.

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our Senior Credit Facilities are subject to a single financial covenant (the "Leverage Covenant"), which applies only to the Revolving Facility and is tested at the Huntsman International level. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant, which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is no more than 3.75 to 1.

        If in the future Huntsman International failed to comply with the Leverage Covenant, then we would not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we would not have further access to such facilities.

        The agreements governing our A/R Programs also contain certain financial covenants. Any material failure to meet the applicable A/R Program's covenants in the future could lead to an event of default under the A/R Programs, which could require us to cease our use of such facilities. Under these circumstances, unless any default was remedied or waived, we would likely lose the ability to obtain financing with respect to our trade receivables. A material default under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2010, we had approximately $111 million notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of June 30, 2010, the fair value of the hedge was $2 million and is recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2010, the fair value of the hedge was $2 million and is recorded in other noncurrent liabilities.

        In conjunction with the issuance of our 2020 Subordinated Notes, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity, March 15, 2015; we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of June 30, 2010, the fair value of this swap was $51 million and was recorded as noncurrent assets in our condensed consolidated balance sheet (unaudited). For the three and six months ended June 30, 2010, the effective portion of the changes in the fair value of $32 million and $37 million, respectively, was recorded in other comprehensive income, with the ineffective portion of $15 million and $14 million, respectively, recorded as a reduction to interest expense. On July 15, 2010, we changed the method of assessing the effectiveness of this hedge from the spot method to the forward method, which we believe will reduce the ineffective portion and lower volatility in interest expense in future periods.

        As of and for the three and six months ended June 30, 2010, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2010, we have designated approximately €475 million ($584 million) of euro-denominated debt and the cross-currency interest rate swap as a hedge of our net investments. For the three and six months ended June 30, 2010, the amount of gain recognized on the hedge of our net investments was $53 million and $88 million, respectively and was recorded in other comprehensive loss. As of June 30, 2010, we had approximately €1,168 million ($1,436 million) in net euro assets.

10. FAIR VALUE

        The fair values of our financial instruments were as follows (dollars in millions):

Huntsman Corporation

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$10	$10	$10	$10
Cross-currency interest rate contracts	51	51	—	—
Interest rate contracts	(4)	(4)	(1)	(1)
Long-term debt (including current portion)	(3,867)	(3,798)	(4,212)	(4,390)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE (Continued)

Huntsman International

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$10	$10	$10	$10
Cross-currency interest rate contracts	51	51	—	—
Interest rate contracts	(4)	(4)	(1)	(1)
Long-term debt (including current portion)	(3,867)	(3,798)	(3,976)	(3,951)

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

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2010, and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$10	$10	$—	$—
Derivatives:
Cross-currency interest rate contract(1)	51	—	—	51

Total assets	$61	$10	$—	$51

Liabilities:
Derivatives:
Interest rate contracts(2)	$4	$—	$4	$—

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

        The following table shows a reconciliation of beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Three months ended June 30, 2010			Six months ended June 30, 2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Retained Interest in Securitized Receivables	Cross-Currency Interest Rate Contract	Total	Retained Interest in Securitized Receivables	Cross-Currency Interest Rate Contract	Total
Beginning balance	$—	$4	$4	$262	$—	$262
Total gains or losses
Included in earnings (or changes in net assets)	—	15	15	—	14	14
Included in other comprehensive income (loss)	—	32	32	—	37	37
Purchases, issuances, sales and settlements(1)	—	—	—	(262)	—	(262)

Ending balance	$—	$51	$51	$—	$51	$51

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2010	$—	$15	$15	$—	$14	$14

(1)
Upon adoption of ASU 2009-16, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, beginning January 1, 2010, the amounts outstanding under the A/R Programs were accounted for as secured borrowings and the retained interest in securitized receivables was no longer relevant.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE (Continued)

        Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the three months and six months ended June 30, 2010 are reported in interest expense and other comprehensive loss as follows (dollars in millions):

	Three months ended June 30, 2010		Six months ended June 30, 2010
	Interest Expense	Other comprehensive income (loss)	Interest Expense	Other comprehensive income (loss)
Total net (losses) gains included in earnings	$15	$—	$14	$—
Changes in unrealized gains (losses) relating to assets still held at June 30, 2010	15	32	14	37

11. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and six months ended June 30, 2010 and 2009 were as follows (dollars in millions):

  Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$16	$17	$1	$1
Interest cost	35	35	2	2
Expected return on assets	(40)	(35)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Amortization of actuarial loss	6	8	—	—
Curtailment gain	—	(1)	—	—

Net periodic benefit cost	$15	$22	$3	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$33	$33	$2	$2
Interest cost	71	70	4	4
Expected return on assets	(82)	(70)	—	—
Amortization of prior service cost	(3)	(3)	(1)	(1)
Amortization of actuarial loss	12	17	—	1
Special termination benefits	—	1	—	—
Curtailment gain	—	(1)	—	—

Net periodic benefit cost	$31	$47	$5	$6

  Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$16	$17	$1	$1
Interest cost	35	35	2	2
Expected return on assets	(40)	(35)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Amortization of actuarial loss	7	10	—	—
Curtailment gain	—	(1)	—	—

Net periodic benefit cost	$16	$24	$3	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$33	$33	$2	$2
Interest cost	71	70	4	4
Expected return on assets	(82)	(70)	—	—
Amortization of prior service cost	(3)	(3)	(1)	(1)
Amortization of actuarial loss	15	20	—	1
Special termination benefits	—	1	—	—
Curtailment gain	—	(1)	—	—

Net periodic benefit cost	$34	$50	$5	$6

        During the six months ended June 30, 2010 and 2009, we made contributions to our pension and other postretirement benefit plans of $72 million and $61 million, respectively. During the remainder of 2010, we expect to contribute an additional amount of $47 million to these plans.

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. On March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of this legislation has resulted in comprehensive reform of health care in the U.S. We are currently evaluating the impact of this legislation on our results of operations and financial condition.

12. STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        On each of June 30, 2010 and March 31, 2010, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of June 15, 2010 and March 15, 2010, respectively. On each of March 31, 2009 and June 30, 2009, we paid cash dividends of approximately $23 million, or $0.10 per share, to common stockholders of record as of March 16, 2009 and June 15, 2009, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)		Three Months Ended		Six Months Ended
	June 30, 2010	December 31, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Foreign currency translation adjustments, net of tax of $40 and $15 as of June 30, 2010 and December 31, 2009, respectively	$161	$274	$(63)	$125	$(113)	$40
Pension and other postretirement benefit adjustments, net of tax of $100 and $102 as of June 30, 2010 and December 31, 2009, respectively	(570)	(580)	4	4	10	11
Other comprehensive income (loss) of unconsolidated affiliates	7	7	—	—	—	(3)
Other, net	1	6	(5)	1	(5)	—

Total	(401)	(293)	(64)	130	(108)	48
Amounts attributable to noncontrolling interests	6	6	—	—	—	—

Amounts attributable to Huntsman Corporation	$(395)	$(287)	$(64)	$130	$(108)	$48

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Huntsman International

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)		Three Months Ended		Six Months Ended
	June 30, 2010	December 31, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Foreign currency translation adjustments, net of tax of $27 and $2 as of June 30, 2010 and December 31, 2009, respectively	$159	$273	$(63)	$124	$(114)	$41
Pension and other postretirement benefit adjustments, net of tax of $131 and $134 as of June 30, 2010 and December 31, 2009, respectively	(622)	(635)	5	6	13	13
Other comprehensive income (loss) of unconsolidated affiliates	7	7	—	—	—	(3)
Other, net	(4)	1	(5)	—	(5)	—

Total	(460)	(354)	(63)	130	(106)	51
Amounts attributable to noncontrolling interests	6	6	—	—	—	—

Amounts attributable to Huntsman International LLC	$(454)	$(348)	$(63)	$130	$(106)	$51

        Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

14. COMMITMENTS AND CONTINGENCIES

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our sixteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Six months ended June 30,
	2010	2009
Unresolved at beginning of period	1,138	1,140
Tendered during period	21	6
Resolved during period(1)	14	11
Unresolved at end of period	1,145	1,135

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

        We have never made any payments with respect to these cases. As of June 30, 2010, we had an accrued liability of $16 million relating to these cases and a corresponding receivable of $16 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2010.

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

	Six months ended June 30,
	2010	2009
Unresolved at beginning of period	39	43
Filed during the period	1	1
Resolved during period	2	2
Unresolved at end of period	38	42

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $200,000 and nil during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we had an accrual of $225,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2010.

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

        Two purported class action cases filed May 5 and 17, 2006 pending in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, by direct purchasers of MDI, TDI and polyether polyols and by indirect purchasers of these products remain dormant. A purported class action case filed February 15, 2002 by purchasers of products containing rubber and urethanes products and pending in Superior Court of California, County of San Francisco is

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

stayed pending resolution of MDL No. 1616. Finally, we have been named in a proposed third amended complaint by indirect purchasers of MDI, TDI, polyether polyols and polyester polyols pending against Bayer and Chemtura in the U.S. District Court for the District of Massachusetts. The matter is currently stayed pending a settlement of previously asserted claims against Bayer and Chemtura. We filed papers opposing the motion for leave to file the proposed amended complaint adding us as a defendant in that action. The plaintiffs in each of these matters make similar claims against the defendants as the class plaintiffs in MDL No. 1616.

        We have been named as a defendant in two purported class action civil antitrust suits alleging that we and our co-defendants and other co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The cases were filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland and a consolidated complaint was filed on April 12, 2010. The other defendants named in this matter are E.I. Dupont De Nemours and Company, Kronos Worldwide Inc., Millenium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). Together with our co-defendants we have filed a motion to dismiss this litigation.

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

MTBE Litigation

        We are named as a defendant in 18 lawsuits pending in litigation filed between March 23, 2007 and June 24, 2009 in New York federal and state courts alleging liability related to MTBE contamination in groundwater. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, were named as defendants in these and many other cases that were pending in U.S. courts. The plaintiffs in the 18 cases in which we are named are municipal water districts, a regional water supply authority and municipal corporations that claim that defendants' conduct has caused MTBE contamination of their groundwater. Four cases are pending in the U.S. District Court for the Southern District of New York and 14 are pending in the Supreme Court of the state of New York, nine in Nassau County and five in Suffolk County. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. We joined with a larger group of defendants in mediation with the plaintiffs and reached a tentative settlement with the plaintiffs on February 3, 2010 in each of the cases in which we have been named. On August 2, 2010, we paid our portion of the settlement and the settlement became final. Our allocated portion of the total settlement is not material to our ongoing operations. We have accrued a liability for these claims equal to our allocated portion of the settlement.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Port Arthur Plant Fire Insurance Litigation

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance through IRIC, our captive insurer, and certain Reinsurers. The property damage and business interruption insurance was subject to a combined deductible of $60 million. We, together with IRIC, asserted claims to the Reinsurers related to losses occurring as a result of this fire. On August 31, 2007, the Reinsurers brought an action against us in the U.S. District Court for the Southern District of Texas. The action sought to compel us to arbitrate with the Reinsurers to resolve disputes related to our claims or, in the alternative, to declare judgment in favor of the Reinsurers. Pursuant to a December 29, 2008 agreement, we participated with the Reinsurers in binding arbitration. We paid our deductible on the claim of $60 million and were paid $365 million by the Reinsurers prior to the commencement of binding arbitration. On May 14, 2010, we entered into a settlement agreement with the Reinsurers, including those Reinsurers that did not participate in the arbitration proceedings, that resolved the remainder of our insurance claim for a total amount of $110 million. The Reinsurers completed the payment of this amount on June 15, 2010. For more information, see "Note 1. General—Recent Developments" and "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

Guarantees

        Our unconsolidated joint venture, the Arabian Amines Company, obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents) of which $192 million, was drawn and outstanding as of June 30, 2010. We have provided certain guarantees of approximately $14 million for these commitments and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

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

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2010 and 2009, our capital expenditures for EHS matters totaled $24 million and $17 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho that may have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service notified us that we are a CERCLA Potentially Responsible Party (a "PRP") for the mine site involving selenium-contaminated surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a Remedial Investigation/Feasibility Study (an "RI/FS"). In 2009, the Forest Service notified the three PRPs (our Company, Nu-West, and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in conjunction with Wells Cargo, we agreed to jointly comply with a unilateral administrative order (a "UAO") to conduct an RI/FS of the entire West Ridge of the site, although we are alleged to have had only a limited historical presence in the investigation area. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. We continue to coordinate with our insurers regarding policy coverage in this matter. On June 15, 2010, we received the UAO which had been executed by the Forest Service. At this time, we are unable to estimate the cost of the RI/FS or our ultimate liability in this matter, but we do not believe it will be material to our financial condition.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Australian (Victorian) EPA due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. On March 31, 2009, we submitted the required site remediation action plan to the agency. The agency has since indicated that it intends to revoke the current notice and issue a revised notice that includes clean-up objectives and the requirement for a financial assurance from us for clean-up. Discussions with the agency on the revised notice are continuing. We can provide no assurance that the agency will agree with our proposal, will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. This facility has been closed and demolition commenced in May 2010. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $40 million and $41 million for environmental liabilities as of June 30, 2010 and December 31, 2009, respectively. Of these amounts, $7 million and $5 million were classified as accrued liabilities in our consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively, and $33 million and $36 million were classified as other noncurrent liabilities in our consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

Reach Regulations

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

Chemical Facility Anti-Terrorism Rulemaking

        The DHS issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in threshold quantities on the Appendix A list were required to submit a "Top Screen" to DHS in 2008. A Top Screen is a questionnaire completed by a facility having Chemicals of Interest in designated threshold quantities. In early 2008, we submitted Top Screens for all of our covered facilities. After reviewing the Top Screens, the DHS determined that four of our sites were "High Risk" facilities. As a result, we were required to perform security vulnerability assessments at the High Risk sites. The security vulnerability assessments were completed and sent to DHS during the fourth quarter of 2008. Based on their assessment of the security vulnerability assessments, we received notice from DHS that one of our sites was elevated to a high security risk tier. The DHS determined the other three sites to be lower security risk tiers. The three lower-tiered sites have submitted Site Security Plans ("SSPs") to the DHS. The SSPs are based on a list of 18 risk-based performance standards, but security improvements

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

recommended from the SSPs are not anticipated to be material. The high tiered site also submitted an SSP to the DHS, and security upgrades as a result of DHS requirements are estimated to cost $8 million to $10 million to be spent during 2011 and 2012. Additionally, on November 26, 2008, the Transportation Safety Administration of the DHS published a final rule regarding "rail security sensitive materials" that are received at, or shipped from, facilities. We have three sites that are subject to this new rule, but at this time do not anticipate that the costs to comply will be material.

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

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in more than 150 cases in U.S. courts that allege MTBE contamination in groundwater. Many of these cases were settled after the parties engaged in mediation supervised by a court-appointed special settlement master. Beginning in March 2007 and continuing through June 24, 2009, we have been named as a defendant in 18 of these lawsuits pending in New York state and federal courts. See "Note 14. Commitments and Contingencies—Legal Matters—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We joined with a larger group of defendants to mediate the plaintiffs' claims and reached a tentative settlement on February 3, 2010 in each of the cases in which we have been named. On August 2, 2010, we paid our portion of the settlement and the settlement became final. Our allocated portion of the total settlement amount is not material and we have accrued a liability for the claims equal to our allocated portion of the settlement. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

INDIA INVESTIGATION

        We have initiated an internal investigation of the operations of Petro Araldite Pvt. Ltd. ("PAPL"), our majority owned joint venture in India. PAPL manufactures and markets base liquid resins, base solid resins and formulated products in India. The investigation, which is ongoing, initially focused on allegations of illegal disposal of hazardous waste and waste water discharge and related reporting

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

irregularities. Based upon preliminary findings, the investigation was expanded to include a review of certain product sales made by PAPL outside normal distribution channels as well as the accounting for the revenues from such sales and the legality under Indian law and U.S. law, including the U.S. Foreign Corrupt Practices Act, of certain payments (less than $15,000 specifically identified to date) made by employees of the joint venture to government officials in India.

        Although we have not completed the investigation, in May 2010 we voluntarily contacted the regional pollution control regulators in India, the U.S. Securities and Exchange Commission and the U.S. Department of Justice to advise them of our ongoing investigation and that we intend to cooperate fully with each of them. In addition, we have taken action to halt all known illegal activity and have terminated certain employees.

        The internal investigation is not complete and no conclusion can be drawn at this time as to whether any government agencies will open formal investigations of these matters or what remedies such agencies may seek. Governmental agencies could assess material civil and criminal penalties and fines against PAPL and potentially against us and could issue orders that adversely effect the operations of PAPL. We cannot, however, determine at this time the magnitude of the penalties and fines that will be assessed, the total costs to remediate the prior noncompliance, or the effects of implementing any necessary corrective measures on the joint venture's operations.

16. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. We were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of June 30, 2010, we had 12.1 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost under the Stock Incentive Plan for our Company and Huntsman International was as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Huntsman Corporation	$5	$4	$12	$9
Huntsman International	$5	$4	$11	$5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. STOCK-BASED COMPENSATION PLANS (Continued)

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $3 million for each of the six months ended June 30, 2010 and 2009.

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

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Dividend yield	NA	NA	3.0%	15.4%
Expected volatility	NA	NA	69.0%	70.4%
Risk-free interest rate	NA	NA	3.1%	2.5%
Expected life of stock options granted during the period	NA	NA	6.6 years	6.6 years

        During each of the three months ended June 30, 2010 and 2009, no stock options were granted.

        A summary of stock option activity under the Stock Incentive Plan as of June 30, 2010 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2010	11,677	$11.30
Granted	654	13.50
Exercised	(863)	2.59
Forfeited	(75)	21.27

Outstanding at June 30, 2010	11,393	12.02	7.3	$33

Exercisable at June 30, 2010	6,800	17.30	6.3	9

        The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2010 was $6.97 per option. As of June 30, 2010, there was $6 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. STOCK-BASED COMPENSATION PLANS (Continued)

        The total intrinsic value of stock options exercised during the six months ended June 30, 2010 was $9 million. During the six months ended June 30, 2009, no stock options were exercised.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of June 30, 2010 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2010	3,428		$5.20	1,880	$3.61
Granted	847		13.41	472	13.50
Vested	(1,254)	(1)	7.03	(647)	4.37
Forfeited	(23)		2.59	(2)	13.50

Nonvested at June 30, 2010	2,998		6.77	1,703	6.04

(1)
As of June 30, 2010, a total of 323,352 restricted stock units were vested, of which 59,953 vested during the six months ended June 30, 2010. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of June 30, 2010, there was $28 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The value of share awards that vested during the six months ended June 30, 2010 and 2009 was $18 million and $11 million, respectively.

17. CASUALTY LOSSES AND INSURANCE RECOVERIES

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance through IRIC, our captive insurer, and certain Reinsurers. The property damage and business interruption insurance was subject to a combined deductible of $60 million. We, together with IRIC, asserted claims to the Reinsurers related to losses occurring as a result of this fire. Our claims were the subject of litigation and an arbitration proceeding with certain of the Reinsurers.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. CASUALTY LOSSES AND INSURANCE RECOVERIES (Continued)

        Prior to December 31, 2009, we received payments on insurance claims with respect to the fire totaling $365 million. On May 14, 2010, we entered into a settlement agreement with the Reinsurers (including those Reinsurers that did not participate in the arbitration proceeding). Pursuant to the settlement agreement, we received a final payment totaling $110 million. Upon receipt of this payment, we agreed to the dismissal with prejudice of the legal and arbitration proceedings relating to our insurance claims.

        As a result of this settlement, we recognized a pretax gain of $110 million in discontinued operations during the second quarter of 2010, the proceeds of which were used to repay secured debt in accordance with relevant provisions of the agreements governing our Senior Credit Facilities. Of the $110 million payment, $34 million was reflected within the statement of cash flows as cash flows from investing activities and the remaining $76 million was reflected as cash flows from operating activities.

2005 U.S. GULF COAST STORMS

        On September 22, 2005, we sustained property damage at our Port Neches and Port Arthur, Texas facilities as a result of a hurricane. We maintain customary insurance coverage for property damage and business interruption. With respect to coverage of these losses, the deductible for property damage was $10 million, while business interruption coverage did not apply for the first 60 days.

        Through December 31, 2009 we received $41 million in payments in connection with our insurance claim for property damage and business interruption losses from the 2005 Gulf Coast storms. On July 29, 2009, the reinsurers filed a declaratory judgment action seeking to compel arbitration between the parties or to declare that the reinsurers owed nothing further from the storm damage. We filed a counterclaim seeking to declare that the reinsurers owed us the remaining amount of our claim. Subsequently, the parties participated in mediation on February 8-9, 2010 and resolved the remainder of our insurance claim for a total of $7 million. The reinsurers paid that amount within 30 days following the execution of the proof of loss and settlement agreement and represents income from discontinued operations.

18. (EXPENSES) INCOME ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION

        On July 12, 2007, we entered into an agreement and plan of merger with Hexion (the "Hexion Merger Agreement"). On June 18, 2008, Hexion, Apollo and certain of their affiliates filed an action in Delaware Chancery Court seeking to terminate the Hexion Merger. We countersued Hexion and Apollo in the Delaware Chancery Court and filed a separate action against Apollo and certain of its affiliates in the District Court of Montgomery County, Texas. On December 13, 2008, we terminated the Hexion Merger Agreement and, on December 14, 2008, we entered into the Apollo Settlement Agreement to settle the Terminated Merger-related litigation and certain other related matters. Pursuant to the Apollo Settlement Agreement, Hexion and certain Apollo affiliates have paid us an aggregate of $1 billion.

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

        Income associated with the Terminated Merger and related litigation incurred during the three and six months ended June 30, 2009 was $844 million and $837 million, respectively, related principally to the gain recognized in connection with the Texas Bank Litigation Settlement Agreement, offset in part by legal fees and employee retention bonuses. Expenses associated with the Terminated Merger and related litigation incurred during the three and six months ended June 30, 2010 were $1 million each, related to legal fees.

19. INCOME TAXES

        For the three months and six months ended June 30, 2010 we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense.

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdictional basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. During the six months ended June 30, 2010, we released a valuation allowance of $14 million on our Australia net deferred tax assets, primarily as a result of discontinuing the operations of the styrenics business.

        During the six months ended June 30, 2010, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit of approximately $7 million, resulting from the settlement of tax audits, the effective settlement of certain tax positions and the expiration of statutes of limitations net of current year additions.

HUNTSMAN CORPORATION

        In addition to the tax benefits resulting from the valuation allowance release and the unrecognized tax benefit items discussed above, during the six months ended June 30, 2010, we recognized $13 million of tax benefit on the $162 million of loss on early extinguishment of debt (the majority of the loss is not tax deductible for tax purposes). During the six months ended June 30, 2009, we

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. INCOME TAXES (Continued)

recorded discrete tax expense of $310 million related to the $837 million of income related to the Terminated Merger and related litigation and we recorded a valuation allowance of $146 million against the net deferred tax assets in the U.K. Excluding these items, we recorded income tax expense of $39 and income tax benefit of $7 million for the six months ended June 30, 2010 and 2009, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

HUNTSMAN INTERNATIONAL

        In addition to the tax benefits resulting from the valuation allowance release and the unrecognized tax benefit items discussed above, during the six months ended June 30, 2010, Huntsman International recognized $5 million of tax benefit on the $16 million of loss on early extinguishment of debt and during the six months ended June 30, 2009, Huntsman International recorded a valuation allowance of $156 million against the net deferred tax assets in the U.K. Excluding these items, Huntsman International recorded income tax expense of $42 million and income tax benefit of $2 million, for the six months ended June 30, 2010 and 2009, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

20. DISCONTINUED OPERATIONS

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. The following results of operations of our former Australian styrenics business and other corporate assets held for sale have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$10	$20	$35	$33
Costs and expenses	(17)	(19)	(62)	(38)

Operating (loss) income	(7)	1	(27)	(5)
Income tax benefit	1	—	9	—

(Loss) income from discontinued operations, net of tax	$(6)	$1	$(18)	$(5)

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

        During the three and six months ended June 30, 2010, we recorded after tax income from discontinued operations related to our former U.S. base chemicals and North American polymers

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. DISCONTINUED OPERATIONS (Continued)

businesses of $68 million and $67 million, respectively, which consisted of a $110 million pretax gain recorded in connection with the final settlement of insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by income taxes and legal fees related to the arbitration of the fire insurance claim. See "Note 17. Casualty Losses and Insurance Recoveries." During the three and six months ended June 30, 2009, we recorded an after tax loss from discontinued operations of $3 million and $1 million, respectively, related primarily to the revaluation of outstanding product exchange liabilities related to our former U.S. base chemicals business.

21. NET INCOME (LOSS) PER SHARE

        Basic (loss) income per share excludes dilution and is computed by dividing net income (loss) attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted income per share reflects potential dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised or converted.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. NET INCOME (LOSS) PER SHARE (Continued)

        Basic and diluted income (loss) per share is determined using the following information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Basic and diluted income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$52	$408	$(107)	$121
Convertible notes interest expense, net of tax	—	5	—	9

Income (loss) from continuing operations attributable to Huntsman Corporation—diluted	52	413	(107)	130

Basic and diluted net income (loss):
Net income (loss) attributable to Huntsman Corporation—basic	114	406	(58)	116
Convertible notes interest expense, net of tax	—	5	—	9

Net income (loss) attributable to Huntsman Corporation—diluted	$114	$411	$(58)	$125

Shares (denominator):
Weighted average shares outstanding	236.4	234.0	235.6	233.8
Dilutive securities:
Stock-based awards	4.4	5.5	—	3.2
Convertible notes conversion	—	31.8	—	31.8

Total dilutive shares outstanding	240.8	271.3	235.6	268.8

        Additional stock-based awards of 6.9 million and 6.4 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2010 and 2009, respectively, and additional stock-based awards of 6.6 million and 6.6 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2010 and 2009. The Convertible Notes would have had a weighted average effect of 1.8 million shares of common stock for the six months ended June 30, 2010 and interest expense, net of tax, of $1 million would have been included as an adjustment to the numerator of the diluted loss per share calculation for the six months ended June 30, 2010. However, these stock-based awards and the potential effect of assumed conversion of the Convertible Notes were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales:
Polyurethanes	$932	$695	$1,699	$1,295
Performance Products	669	482	1,285	982
Advanced Materials	320	255	611	512
Textile Effects	213	179	408	331
Pigments	287	254	556	450
Eliminations	(78)	(19)	(122)	(44)

Total	$2,343	$1,846	$4,437	$3,526

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$70	$86	$122	$112
Performance Products	116	31	176	94
Advanced Materials	52	(1)	85	9
Textile Effects	(7)	(20)	(7)	(31)
Pigments	47	(26)	75	(55)
Corporate and other(2)	(47)	806	(254)	780

Subtotal	231	876	197	909
Discontinued Operations(3)	100	(2)	79	(5)

Total	331	874	276	904
Interest expense, net	(43)	(58)	(104)	(113)
Income tax expense—continuing operations	(39)	(311)	(5)	(449)
Income tax (expense) benefit—discontinued operations	(37)	1	(29)	—
Depreciation and amortization	(98)	(100)	(196)	(226)

Net income (loss) attributable to Huntsman Corporation	$114	$406	$(58)	$116

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$70	$86	$122	$112
Performance Products	116	31	176	94
Advanced Materials	52	(1)	85	9
Textile Effects	(7)	(20)	(7)	(31)
Pigments	47	(26)	75	(55)
Corporate and other(2)	(47)	(38)	(97)	(53)

Subtotal	231	32	354	76
Discontinued Operations(3)	100	(2)	79	(5)

Total	331	30	433	71
Interest expense, net	(47)	(58)	(113)	(113)
Income tax expense—continuing operations	(38)	(8)	(16)	(154)
Income tax (expense) benefit—discontinued operations	(37)	1	(29)	—
Depreciation and amortization	(92)	(94)	(184)	(214)

Net income (loss) attributable to Huntsman International LLC	$117	$(129)	$91	$(410)

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, income (expenses) associated with the Terminated Merger and related litigation (Huntsman Corporation only), net income (loss) attributable to noncontrolling interests, unallocated restructuring impairment and plant closing costs, step accounting impacts (Huntsman Corporation only) and non-operating income and expense.

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

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Subsidiary Guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009. There are no contractual restrictions limiting transfers of cash from the Subsidiary Guarantors to Huntsman International. Each Subsidiary Guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$101	$12	$229	$—	$342
Restricted cash	—	—	7	—	7
Accounts and notes receivable, net	18	126	1,324	—	1,468
Accounts receivable from affiliates	1,210	2,328	64	(3,522)	80
Inventories	71	243	1,019	(9)	1,324
Prepaid expenses	4	—	23	—	27
Deferred income taxes	10	—	28	(5)	33
Other current assets	161	1	100	(143)	119

Total current assets	1,575	2,710	2,794	(3,679)	3,400
Property, plant and equipment, net	418	890	1,783	2	3,093
Investment in affiliates	4,441	1,226	122	(5,522)	267
Intangible assets, net	72	3	36	—	111
Goodwill	(16)	84	30	(4)	94
Deferred income taxes	213	—	122	(213)	122
Notes receivable from affiliates	46	885	7	(931)	7
Other noncurrent assets	100	189	185	—	474

Total assets	$6,849	$5,987	$5,079	$(10,347)	$7,568

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25	$194	$602	$—	$821
Accounts payable to affiliates	1,828	780	942	(3,522)	28
Accrued liabilities	83	203	424	(143)	567
Deferred income tax	—	7	2	(7)	2
Note payable to affiliate	100	—	—	—	100
Current portion of long-term debt	—	—	168	—	168

Total current liabilities	2,036	1,184	2,138	(3,672)	1,686
Long-term debt	3,362	12	325	—	3,699
Notes payable to affiliates	435	—	935	(931)	439
Deferred income taxes	11	126	66	(99)	104
Other noncurrent liabilities	179	137	475	—	791

Total liabilities	6,023	1,459	3,939	(4,702)	6,719
Equity
Huntsman International LLC members' equity:
Members' equity	3,036	4,428	2,128	(6,556)	3,036
Subsidiary preferred stock	—	—	1	(1)	—
(Accumulated deficit) retained earnings	(1,756)	81	(587)	506	(1,756)
Accumulated other comprehensive (loss) income	(454)	19	(419)	400	(454)

Total Huntsman International LLC members' equity	826	4,528	1,123	(5,651)	826
Noncontrolling interests in subsidiaries	—	—	17	6	23

Total equity	826	4,528	1,140	(5,645)	849

Total liabilities and equity	$6,849	$5,987	$5,079	$(10,347)	$7,568

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF DECEMBER 31, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$688	$24	$207	$—	$919
Restricted cash	—	—	5	—	5
Accounts and notes receivable, net	17	85	916	—	1,018
Accounts receivable from affiliates	1,040	2,178	83	(3,269)	32
Inventories	78	205	908	(7)	1,184
Prepaid expenses	11	27	21	(17)	42
Deferred income taxes	10	—	28	(5)	33
Other current assets	120	1	100	(112)	109

Total current assets	1,964	2,520	2,268	(3,410)	3,342
Property, plant and equipment, net	439	913	2,003	2	3,357
Investment in affiliates	4,314	1,139	106	(5,309)	250
Intangible assets, net	82	3	44	—	129
Goodwill	(19)	84	33	(4)	94
Deferred income taxes	236	—	118	(196)	158
Notes receivable from affiliates	63	988	8	(1,051)	8
Other noncurrent assets	40	129	186	—	355

Total assets	$7,119	$5,776	$4,766	$(9,968)	$7,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36	$177	$502	$—	$715
Accounts payable to affiliates	1,702	744	863	(3,268)	41
Accrued liabilities	86	210	447	(130)	613
Deferred income tax	—	7	2	(7)	2
Note payable to affiliate	25	—	—	—	25
Current portion of long-term debt	39	—	156	—	195

Total current liabilities	1,888	1,138	1,970	(3,405)	1,591
Long-term debt	3,675	12	94	—	3,781
Notes payable to affiliates	525	—	1,056	(1,051)	530
Deferred income taxes	11	82	68	(82)	79
Other noncurrent liabilities	194	144	527	—	865

Total liabilities	6,293	1,376	3,715	(4,538)	6,846
Equity
Huntsman International LLC members' equity:
Members' equity	3,021	4,464	1,986	(6,450)	3,021
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,847)	(125)	(636)	761	(1,847)
Accumulated other comprehensive (loss) income	(348)	61	(315)	254	(348)

Total Huntsman International LLC members' equity	826	4,400	1,036	(5,436)	826
Noncontrolling interests in subsidiaries	—	—	15	6	21

Total equity	826	4,400	1,051	(5,430)	847

Total liabilities and equity	$7,119	$5,776	$4,766	$(9,968)	$7,693

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$207	$650	$1,423	$—	$2,280
Related party sales	67	140	269	(413)	63

Total revenues	274	790	1,692	(413)	2,343
Cost of goods sold	233	665	1,463	(406)	1,955

Gross profit	41	125	229	(7)	388
Selling, general and administrative	34	24	150	—	208
Research and development	12	7	17	—	36
Other operating (income) expense	(10)	19	(13)	—	(4)
Restructuring, impairment and plant closing costs	—	—	17	—	17

Operating income	5	75	58	(7)	131
Interest (expense) income, net	(41)	9	(15)	—	(47)
Equity income of investment in affiliates and subsidiaries	177	55	19	(235)	16
Loss on early extinguishment of debt	(7)	—	—	—	(7)
Other (expense) income	(10)	—	2	10	2

Income from continuing operations before income taxes	124	139	64	(232)	95
Income tax benefit (expense)	11	(33)	(16)	—	(38)

Income from continuing operations	135	106	48	(232)	57
(Loss) income from discontinued operations, net of tax	(18)	68	12	—	62

Net income	117	174	60	(232)	119
Net income attributable to noncontrolling interests	—	(1)	(2)	1	(2)

Net income attributable to Huntsman International LLC	$117	$173	$58	$(231)	$117

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$156	$489	$1,177	$—	$1,822
Related party sales	47	89	142	(254)	24

Total revenues	203	578	1,319	(254)	1,846
Cost of goods sold	174	456	1,213	(233)	1,610

Gross profit	29	122	106	(21)	236
Selling, general and administrative	24	34	137	—	195
Research and development	13	8	15	—	36
Other operating (income) expense	(5)	(27)	31	—	(1)
Restructuring, impairment and plant closing costs	5	2	55	—	62

Operating (loss) income	(8)	105	(132)	(21)	(56)
Interest (expense) income, net	(51)	9	(16)	—	(58)
Loss on accounts receivable securitization program	(1)	(2)	(3)	—	(6)
Equity (loss) income of investment in affiliates and subsidiaries	(70)	(100)	—	171	1
Other expense	(21)	—	—	21	—

(Loss) income from continuing operations before income taxes	(151)	12	(151)	171	(119)
Income tax benefit (expense)	22	(38)	8	—	(8)

Loss from continuing operations	(129)	(26)	(143)	171	(127)
(Loss) income from discontinued operations, net of tax	—	(3)	1	—	(2)

Net loss	(129)	(29)	(142)	171	(129)
Net loss attributable to noncontrolling interests	—	—	—	—	—

Net loss attributable to Huntsman International LLC	$(129)	$(29)	$(142)	$171	$(129)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$390	$1,157	$2,782	$—	$4,329
Related party sales	125	248	497	(762)	108

Total revenues	515	1,405	3,279	(762)	4,437
Cost of goods sold	431	1,237	2,846	(751)	3,763

Gross profit	84	168	433	(11)	674
Selling, general and administrative	70	44	309	—	423
Research and development	24	14	34	—	72
Other operating (income) expense	(27)	33	(17)	—	(11)
Restructuring, impairment and plant closing costs	2	—	18	—	20

Operating income	15	77	89	(11)	170
Interest (expense) income, net	(97)	18	(34)	—	(113)
Equity income of investment in affiliates and subsidiaries	175	49	19	(226)	17
Loss on early extinguishment of debt	(16)	—	—	—	(16)
Other (expense) income	(10)	—	2	10	2

Income from continuing operations before income taxes	67	144	76	(227)	60
Income tax benefit (expense)	35	(35)	(16)	—	(16)

Income from continuing operations	102	109	60	(227)	44
(Loss) income from discontinued operations, net of tax	(11)	68	(8)	—	49

Net income	91	177	52	(227)	93
Net income attributable to noncontrolling interests	—	(1)	(2)	1	(2)

Net income attributable to Huntsman International LLC	$91	$176	$50	$(226)	$91

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$292	$978	$2,225	$—	$3,495
Related party sales	80	163	267	(479)	31

Total revenues	372	1,141	2,492	(479)	3,526
Cost of goods sold	332	913	2,349	(458)	3,136

Gross profit	40	228	143	(21)	390
Selling, general and administrative	56	65	263	—	384
Research and development	25	15	32	—	72
Other operating (income) expense	(27)	(15)	33	—	(9)
Restructuring, impairment and plant closing costs	6	2	68	—	76

Operating (loss) income	(20)	161	(253)	(21)	(133)
Interest (expense) income, net	(98)	20	(35)	—	(113)
Loss on accounts receivable securitization program	(3)	(3)	(4)	—	(10)
Equity (loss) income of investment in affiliates and subsidiaries	(314)	(348)	3	661	2
Other expense	(21)	—	—	21	—

Loss from continuing operations before income taxes	(456)	(170)	(289)	661	(254)
Income tax benefit (expense)	46	(61)	(139)	—	(154)

Loss from continuing operations	(410)	(231)	(428)	661	(408)
Loss from discontinued operations, net of tax	—	(1)	(5)	—	(6)

Net loss	(410)	(232)	(433)	661	(414)
Net loss attributable to noncontrolling interests	—	—	4	—	4

Net loss attributable to Huntsman International LLC	$(410)	$(232)	$(429)	$661	$(410)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(340)	$(13)	$(60)	$—	$(413)

Investing activities:
Capital expenditures	(6)	(26)	(46)	—	(78)
Proceeds from insurance settlement	—	34	—	—	34
Investment in unconsolidated affiliates, net of cash acquired	—	—	(4)	—	(4)
Investment in affiliate	(116)	(4)	—	120	—
Change in restricted cash	—	—	(1)	—	(1)
Increase in receivable from affiliate	(46)	—	—	—	(46)

Net cash used in investing activities	(168)	4	(51)	120	(95)
Financing activities:
Net borrowings under revolving loan facilities	—	—	(4)	—	(4)
Revolving loan facility from A/R Programs	254	—	—	—	254
Net borrowings on overdraft facilities	—	—	5	—	5
Net borrowings on short-term debt	—	—	21	—	21
Repayments of long-term debt	(629)	—	(30)	—	(659)
Proceeds from long-term debt	350	—	25	—	375
Net repayment of note payable to affiliate	(15)	—	—	—	(15)
Intercompany repayments	—	—	(5)	5	—
Repayments of notes payable	(19)	—	(3)	—	(22)
Borrowings on notes payable	—	—	4	—	4
Debt issuance costs paid	(17)	—	—	—	(17)
Call premiums paid related to early extinguishment of debt	(7)	—	—	—	(7)
Contribution from parent, net	—	(2)	127	(125)	—
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	—	(1)	1	—	—

Net cash (used in) provided by financing activities	(79)	(3)	141	(120)	(61)
Effect of exchange rate changes on cash	—	—	(8)	—	(8)

(Decrease) increase in cash and cash equivalents	(587)	(12)	22	—	(577)
Cash and cash equivalents at beginning of period	688	24	207	—	919

Cash and cash equivalents at end of period	$101	$12	$229	$—	$342

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$30	$73	$96	$—	$199

Investing activities:
Capital expenditures	(4)	(43)	(53)	—	(100)
Proceeds from sale of assets, net of adjustments	—	(1)	2	—	1
Acquisition of business	—	—	(24)	—	(24)
Increase in receivable from affiliate	(11)	—	—	—	(11)
Investment in affiliate	(58)	(71)	—	129	—
Other, net	—	5	(2)	—	3

Net cash used in investing activities	(73)	(110)	(77)	129	(131)
Financing activities:
Net repayments under revolving loan facilities	—	—	(8)	—	(8)
Net borrowings on overdraft facilities	—	—	1	—	1
Repayments of short-term debt	—	—	(78)	—	(78)
Proceeds from short-term debt	—	—	57	—	57
Repayments of long-term debt	(16)	—	(10)	—	(26)
Proceeds from long-term debt	864	—	5	—	869
Repayments of note payable to affiliate	(403)	—	—	—	(403)
Proceeds from note payable to affiliate	529	—	—	—	529
Intercompany borrowings	—	—	(47)	47	—
Repayments of notes payable	(20)	—	(14)	—	(34)
Borrowings on notes payable	—	—	15	—	15
Contribution from parent, net	236	40	136	(176)	236
Dividends paid to parent	(23)	—	—	—	(23)
Other, net	—	(4)	—	—	(4)

Net cash provided by financing activities	1,167	36	57	(129)	1,131
Effect of exchange rate changes on cash	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	1,124	(1)	78	—	1,201
Cash and cash equivalents at beginning of period	—	3	84	—	87

Cash and cash equivalents at end of period	$1,124	$2	$162	$—	$1,288

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

24. SUBSEQUENT EVENT

        On July 31, 2010, we announced that we have entered into a definitive agreement to acquire the chemicals business of Laffans Petrochemicals Ltd. Located in Ankleshwar, India, the business manufactures amines and surfactants, has annual sales of approximately $45 million and has 130 employees. The acquisition, with a cost of approximately $21 million, including debt, a non-compete agreement and other obligations, is subject to certain terms and conditions and is expected to occur in the first half of 2011. The acquired business will be integrated into our Performance Products division and is expected to be immediately accretive to earnings.

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

        All forward-looking statements, including without limitation management's examination of historical operating trends, are based upon our current expectations and are subject to various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the six months ended June 30, 2010 and 2009 of $4,437 million and $3,526 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. We ceased operation of our Australian styrenics operations during the first quarter of 2010 and report the results of that business as discontinued operations. See "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

RECENT DEVELOPMENTS

Settlement of Fire Insurance Claims

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance through our captive insurer IRIC, and the Reinsurers. The property damage and business interruption insurance was subject to a combined deductible of $60 million. We, together with IRIC, asserted claims to the Reinsurers related to losses occurring as a result of this fire. Our claims were the subject of litigation and an arbitration proceeding with certain of the Reinsurers.

        Prior to December 31, 2009, we received payments on insurance claims with respect to the fire totaling $365 million. On May 14, 2010, we entered into a Sworn Statement in Proof of Loss and Full and Final Settlement, Release, and Indemnity Agreement with the Reinsurers (including those Reinsurers that did not participate in the arbitration proceeding). Pursuant to the settlement agreement, through June 15, 2010, we received final payment totaling $110 million. Upon receipt of this payment, we agreed to the dismissal with prejudice of the legal and arbitration proceedings relating to our insurance claims.

        As a result of this settlement, we recognized a gain of $110 million in discontinued operations during the second quarter of 2010, the proceeds of which were used to repay secured debt in accordance with relevant provisions of the agreements governing our Senior Credit Facilities. Of the $110 million payment, $34 million was reflected within the statement of cash flows as cash flows from investing activities and the remaining $76 million was reflected as cash flows from operating activities.

OUTLOOK

        During the second quarter of 2010 we saw strong underlying demand growth as volumes increased across all of our businesses. We expect that growth in demand to continue, albeit at a slower pace than we experienced in the first half of 2010. Our business, similar to many in the chemical industry, tends to be seasonally slower in the third quarter than the second quarter due to decreased European demand in the month of August. North America and Europe, which represent approximately two thirds of our sales, still show relatively modest growth compared to Asia and Latin America. We continue to have idle capacity in many of our products that will be more fully utilized as demand improves.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions):

Huntsman Corporation

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2010	2009		2010	2009
Revenues	$2,343	$1,846	27%	$4,437	$3,526	26%
Cost of goods sold	1,958	1,613	21%	3,771	3,144	20%

Gross profit	385	233	65%	666	382	74%
Operating expenses	241	233	3%	497	455	9%
Restructuring, impairment and plant closing costs	17	62	(73)%	20	76	(74)%

Operating income (loss)	127	(62)	NM	149	(149)	NM
Interest expense, net	(43)	(58)	(26)%	(104)	(113)	(8)%
Loss on accounts receivable securitization program	—	(6)	NM	—	(10)	NM
Equity income of investment in unconsolidated affiliates	16	1	NM	17	2	750%
Loss on early extinguishment of debt	(7)	—	NM	(162)	—	NM
(Expenses) income associated with the Terminated Merger and related litigation	(1)	844	NM	(1)	837	NM
Other income	1	—	NM	1	—	NM

Income (loss) from continuing operations before income taxes	93	719	(87)%	(100)	567	NM
Income tax expense	(39)	(311)	(87)%	(5)	(449)	(99)%

Income (loss) from continuing operations	54	408	(87)%	(105)	118	NM
Income (loss) from discontinued operations	62	(2)	NM	49	(6)	NM

Net income (loss)	116	406	(71)%	(56)	112	NM
Net (income) loss attributable to noncontrolling interests	(2)	—	NM	(2)	4	NM

Net income (loss) attributable to Huntsman Corporation	114	406	(72)%	(58)	116	NM
Interest expense, net	43	58	(26)%	104	113	(8)%
Income tax expense from continuing operations	39	311	(87)%	5	449	(99)%
Income tax expense (benefit) from discontinued operations	37	(1)	NM	29	—	NM
Depreciation and amortization	98	100	(2)%	196	226	(13)%

EBITDA(1)	$331	$874	(62)%	$276	$904	(69)%

Net cash (used in) provided by operating activities				$(442)	$1,009	NM
Net cash used in investing activities				(49)	(120)	(59)%
Net cash (used in) provided by financing activities				(480)	747	NM

Huntsman International

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2010	2009		2010	2009
Revenues	$2,343	$1,846	27%	$4,437	$3,526	26%
Cost of goods sold	1,955	1,610	21%	3,763	3,136	20%

Gross profit	388	236	64%	674	390	73%
Operating expenses	240	230	4%	484	447	8%
Restructuring, impairment and plant closing costs	17	62	(73)%	20	76	(74)%

Operating income (loss)	131	(56)	NM	170	(133)	NM
Interest expense, net	(47)	(58)	(19)%	(113)	(113)	—
Loss on accounts receivable securitization program	—	(6)	NM	—	(10)	NM
Equity income of investment in unconsolidated affiliates	16	1	NM	17	2	750%
Loss on early extinguishment of debt	(7)	—	NM	(16)	—	NM
Other income	2	—	NM	2	—	NM

Income (loss) from continuing operations before income taxes	95	(119)	NM	60	(254)	NM
Income tax expense	(38)	(8)	375%	(16)	(154)	(90)%

Income (loss) from continuing operations	57	(127)	NM	44	(408)	NM
Income (loss) from discontinued operations	62	(2)	NM	49	(6)	NM

Net income (loss)	119	(129)	NM	93	(414)	NM
Net (income) loss attributable to noncontrolling interests	(2)	—	NM	(2)	4	NM

Net income (loss) attributable to Huntsman International LLC	117	(129)	NM	91	(410)	NM
Interest expense, net	47	58	(19)%	113	113	—
Income tax expense from continuing operations	38	8	375%	16	154	(90)%
Income tax expense (benefit) from discontinued operations	37	(1)	NM	29	—	NM
Depreciation and amortization	92	94	(2)%	184	214	(14)%

EBITDA(1)	$331	$30	NM	$433	$71	510%

Net cash (used in) provided by operating activities				$(413)	$199	NM
Net cash used in investing activities				(95)	(131)	(27)%
Net cash (used in) provided by financing activities				(61)	1,131	NM

NM—Not Meaningful

        For each of our Company and Huntsman International, the following tables set forth certain items of income (expense) included in EBITDA (dollars in millions):

Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Foreign exchange gains—unallocated	$—	$7	$1	$9
Loss on early extinguishment of debt	(7)	—	(162)	—
Loss on accounts receivable securitization program	—	(6)	—	(10)
Amounts included in discontinued operations	100	(2)	79	(5)
Acquisition expenses	(1)	—	(1)	(1)
(Expenses) income associated with the Terminated Merger and related litigation	(1)	844	(1)	837
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	(1)	—	(2)
Performance Products	—	—	—	—
Advanced Materials	—	(15)	2	(15)
Textile Effects	(15)	(10)	(15)	(9)
Pigments	(2)	(30)	(3)	(43)
Corporate and other	—	(6)	(4)	(7)

Total restructuring, impairment and plant closing costs	(17)	(62)	(20)	(76)

Total	$74	$781	$(104)	$754

Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Foreign exchange gains—unallocated	$—	$7	$1	$9
Loss on early extinguishment of debt	(7)	—	(16)	—
Loss on accounts receivable securitization program	—	(6)	—	(10)
Amounts included in discontinued operations	100	(2)	79	(5)
Acquisition expenses	(1)	—	(1)	(1)
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	(1)	—	(2)
Performance Products	—	—	—	—
Advanced Materials	—	(15)	2	(15)
Textile Effects	(15)	(10)	(15)	(9)
Pigments	(2)	(30)	(3)	(43)
Corporate and other	—	(6)	(4)	(7)

Total restructuring, impairment and plant closing costs	(17)	(62)	(20)	(76)

Total	$75	$(63)	$43	$(83)

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

We believe that net (loss) income attributable to Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. For each of our Company and Huntsman International, the following tables reconcile EBITDA to net (loss) income attributable to Huntsman Corporation or

  Huntsman International LLC, as appropriate, and to net cash used in operations (dollars in millions):

  Huntsman Corporation

	Six Months Ended June 30,
			Percent Change
	2010	2009
EBITDA	$276	$904	(69)%
Depreciation and amortization	(196)	(226)	(13)%
Interest expense, net	(104)	(113)	(8)%
Income tax expense from continuing operations	(5)	(449)	(99)%
Income tax expense from discontinued operations	(29)	—	NM

Net (loss) income attributable to Huntsman Corporation	(58)	116	NM
Net income (loss) attributable to noncontrolling interests	2	(4)	NM

Net (loss) income	(56)	112	NM
Equity income of investment in unconsolidated affiliates	(17)	(2)	750%
Depreciation and amortization	196	226	(13)%
Loss (gain) on disposal of businesses/assets, net	2	(1)	NM
Noncash restructuring, impairment and plant closing costs	—	5	NM
Loss on early extinguishment of debt	162	—	NM
Noncash interest expense	2	5	(60)%
Deferred income taxes	34	255	(87)%
Net unrealized gain on foreign currency transactions	(3)	—	NM
Portion of insurance settlement representing cash provided by investing activities	(34)	—	NM
Other, net	20	13	54%
Changes in operating assets and liabilities	(748)	396	NM

Net cash (used in) provided by operating activities	$(442)	$1,009	NM

  Huntsman International

	Six Months Ended June 30,
			Percent Change
	2010	2009
EBITDA	$433	$71	510%
Depreciation and amortization	(184)	(214)	(14)%
Interest expense, net	(113)	(113)	—
Income tax expense from continuing operations	(16)	(154)	(90)%
Income tax expense from discontinued operations	(29)	—	NM

Net income (loss) attributable to Huntsman International LLC	91	(410)	NM
Net income (loss) attributable to noncontrolling interests	2	(4)	NM

Net income (loss)	93	(414)	NM
Equity income of investment in unconsolidated affiliates	(17)	(2)	750%
Depreciation and amortization	184	214	(14)%
Loss (gain) on disposal of businesses/assets, net	2	(1)	NM
Noncash restructuring, impairment and plant closing costs	—	5	NM
Loss on early extinguishment of debt	16	—	NM
Noncash interest expense	11	12	(8)%
Deferred income taxes	37	143	(74)%
Net unrealized gain on foreign currency transactions	(3)	—	NM
Portion of insurance settlement representing cash provided by investing activities	(34)	—	NM
Other, net	18	9	100%
Changes in operating assets and liabilities	(720)	233	NM

Net cash (used in) provided by operating activities	$(413)	$199	NM

NM—Not Meaningful

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

        For the three months ended June 30, 2010, net income attributable to Huntsman Corporation was $114 million on revenues of $2,343 million, compared with net income attributable to Huntsman Corporation of $406 million on revenues of $1,846 million for the same period of 2009. For the three months ended June 30, 2010, net income attributable to Huntsman International LLC was $117 million on revenues of $2,343 million, compared with net loss attributable to Huntsman International LLC of $129 million on revenues of $1,846 million for the same period of 2009. The decrease of $292 million in net income attributable to Huntsman Corporation and the increase of $246 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the three months ended June 30, 2010 increased by $497 million, or 27%, as compared with the 2009 period due principally to higher average selling prices and higher sales volumes in all our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2010 increased by $152 million each, or 65% and 64%, respectively, as compared with the 2009 period resulting from higher gross margins in all of our segments except Polyurethanes. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2010 increased by $8 million and $10 million, or 3% and 4%, respectively, as compared with the 2009 period due primarily to higher selling, general and administrative expenses.

  •
  Restructuring, impairment and plant closing costs for the three months ended June 30, 2010 decreased to $17 million from $62 million in the 2009 period. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended June 30, 2010 decreased by $15 million and $11 million, or 26% and 19%, respectively, as compared with the 2009 period resulting primarily from a $15 million reduction in interest expense recognized in the three months ended June 30, 2010 related to the ineffective portion of the cross currency swap entered into in connection with our 2020 Senior Subordinated Notes issuance, offset in part by higher interest expense associated with our A/R Programs. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 8. Debt—Accounts Receivable Securitization" and "Note 9. Derivative Instruments and Hedging Activities" to our condensed consolidated financial statements (unaudited).

  •
  Equity income of investment in unconsolidated affiliates for the three months ended June 30, 2010 increased to $16 million from $1 million in the 2009 period. During the second quarter of 2010, we recorded a non-recurring $15 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman GmbH and Co. KG joint venture. For more information, see "Note 5. Investment in Unconsolidated Affiliates" to our condensed consolidated financial statements (unaudited).

  •
  The loss on early extinguishment of debt for the three months ended June 30, 2010 resulted from the April 26, 2010 prepayment of $124 million of Term Loan B and $40 million of Term Loan C and from the June 22, 2010 prepayment of $110 million of our Senior Credit Facilities. For more information, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

  •
  Income associated with the Terminated Merger and related litigation for the three months ended June 30, 2009 consisted primarily of an $868 million gain related to the Texas Bank Litigation Settlement Agreement, offset in part by litigation-related fees and employee retention bonuses. For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited).

  •
  For the three months ended June 30, 2010, our income tax expense decreased by $272 million and Huntsman International's tax expense increased by $30 million, as compared with the same period in 2009. During the three months ended June 30, 2009, we recorded discrete tax expense of $310 million related to the Terminated Merger and related litigation. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the three months ended June 30, 2010 we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Income from discontinued operations for the three months ended June 30, 2010 was $62 million as compared to a loss from discontinued operations of $2 million in the 2009 period. The increase in income from discontinued operations resulted principally from a $110 million pretax gain recognized in the second quarter of 2010 in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, offset in part by related income taxes, legal and other costs. See "Note 17. Casualty Losses and Insurance Recoveries" to our condensed consolidated financial statements (unaudited). In connection with the closure and abandonment of our Australian styrenics operations in the first quarter of 2010, we have treated this business as discontinued operations beginning in the first quarter of 2010. All relevant information for prior periods has been restated to reflect this change. For more information, see "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

  Segment Analysis

        During the first quarter of 2010, we began reporting our LIFO inventory valuation reserves as part of Corporate and other; these reserves were previously reported in our Performance Products segment. All segment information for prior periods has been restated to reflect this change.

	Three Months Ended June 30,
			Percent Change
	2010	2009
Revenues
Polyurethanes	$932	$695	34%
Performance Products	669	482	39%
Advanced Materials	320	255	25%
Textile Effects	213	179	19%
Pigments	287	254	13%
Eliminations	(78)	(19)	311%

Total	$2,343	$1,846	27%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$70	$86	(19)%
Performance Products	116	31	274%
Advanced Materials	52	(1)	NM
Textile Effects	(7)	(20)	(65)%
Pigments	47	(26)	NM
Corporate and other	(47)	806	NM

Subtotal	231	876	(74)%
Discontinued Operations	100	(2)	NM

Total	$331	$874	(62)%

Huntsman International
Segment EBITDA
Polyurethanes	$70	$86	(19)%
Performance Products	116	31	274%
Advanced Materials	52	(1)	NM
Textile Effects	(7)	(20)	(65)%
Pigments	47	(26)	NM
Corporate and other	(47)	(38)	24%

Subtotal	231	32	622%
Discontinued Operations	100	(2)	NM

Total	$331	$30	NM

	Three months ended June 30, 2010 vs. 2009
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	11%	0%	17%
Performance Products	12%	0%	27%
Advanced Materials	11%	0%	13%
Textile Effects	6%	2%	10%
Pigments	7%	(1)%	7%

Total Company	6%	0%	18%

	Three months ended June 30, 2010 vs. March 31, 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Volumes(1)
Period-Over-Period (Decrease) Increase
Polyurethanes	(10)%	(2)%	38%
Performance Products	4%	(3)%	7%
Advanced Materials	8%	(3)%	3%
Textile Effects	5%	(2)%	6%
Pigments	5%	(6)%	7%

Total Company	(4)%	(3)%	19%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to higher average selling prices and higher sales volumes. Average selling prices for MDI and PO/MTBE increased in response to higher raw material costs. MDI sales volumes increased as a result of improved demand in all regions and across all major markets with the exception of appliances, while PO/MTBE sales volumes increased generally due to improved demand. The decrease in EBITDA was primarily due to lower PO/MTBE margins which more than offset favorable MDI margins where growth and higher selling prices more than offset increased raw materials costs.

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended June 30, 2010 compared to the same period in 2009 was due to higher average selling prices and higher sales volumes. Average selling prices increased across almost all product groups principally in response to higher raw material costs. Sales volumes increased primarily due to higher demand across all product groups and as a result of additional sales related to a portion of our ethylene glycol production that was previously manufactured under tolling arrangements. The increase in segment EBITDA was primarily due to higher sales volumes and higher contribution margins. In addition, equity income from investment in unconsolidated affiliates for the three months ended June 30, 2010 increased to $16 million as compared to $1 million in the 2009 period. During the second quarter of 2010, we recorded a non-recurring $15 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman GmbH and Co. KG joint venture.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the three months ended June 30, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased in all regions of the world and across almost all products groups primarily due to the worldwide economic recovery. Average selling prices increased in our base resins business primarily in response to higher raw material costs and reduced product availability in the epoxy resin market, offset in part by lower average selling prices in our specialty components and formulations markets primarily as a result of changes in our product mix and competitive market pressures. The increase in segment EBITDA was primarily due to higher sales volumes; higher contribution margins and lower restructuring, impairment and plant closing costs, partially offset by higher manufacturing costs. During the three months ended June 30, 2010 and 2009, our Advanced Materials segment recorded restructuring, impairment and plant closing charges of nil and $15 million, respectively. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended June 30, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased across all business lines and in all regions primarily due to the worldwide economic recovery. Average selling prices increased primarily due to favorable changes in product mix and the strength of the Indian rupee and Brazilian real against the U.S. dollar. The increase in segment EBITDA was primarily due to higher sales volumes and higher contribution margins, partially offset by higher fixed costs in part due to our second quarter 2009 acquisition of Baroda and to higher restructuring, impairment and plant closing costs. During the three months ended June 30, 2010 and 2009, our Textile Effects segment recorded restructuring, impairment and plant closing charges of $15 million and $10 million, respectively. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for three months ended June 30, 2010 compared to the same period in 2009 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily as a result of price increase initiatives in all regions of the world, offset in part by the strength of the U.S. dollar against relevant international currencies. Sales volumes increased primarily due to demand recovery in Europe and North America. The increase in segment EBITDA was primarily due to higher sales volumes, higher contribution margins and lower restructuring, impairment and plant closing costs. During the three months ended June 30, 2010 and 2009, our Pigments segment recorded restructuring, impairment and plant closing charges of $2 million and $30 million, respectively. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, income (expenses) associated with the Terminated Merger and related litigation, net income (loss) attributable to noncontrolling interests, unallocated restructuring impairment and plant closing costs, step accounting impacts and non-operating income and expense. For the three months ended June 30, 2010, EBITDA from Corporate and other items decreased by $853 million to a loss of $47 million from a gain of $806 million for the same period in 2009. The decrease in EBITDA from Corporate and other for the three months ended June 30, 2010 resulted primarily from a gain of $844 million in 2009 related to the Texas Bank Litigation Settlement Agreement. For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited). Additionally, the decrease in EBITDA was attributable to an increase of LIFO inventory valuation expense of $3 million and a $7 million loss on early extinguishment of debt recorded in the three months ended June 30, 2010. For more information regarding the loss on early extinguishment of debt, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, net income (loss) attributable to noncontrolling interests, unallocated restructuring impairment and plant closing costs and non-operating income and expense. For the three months ended June 30, 2010, EBITDA from Corporate and other items decreased by $9 million to a loss of $47 million from a loss of $38 million for the same period in 2009. The decrease in EBITDA from Corporate and other for the three months ended June 30, 2010 resulted primarily from an increase of LIFO inventory valuation expense of $3 million and a $7 million loss on early extinguishment of debt recorded in the three months ended June 30, 2010. For more information regarding the loss on early extinguishment of debt, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. See "Note 17. Casualty Losses and Insurance Recoveries" and "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

        For the six months ended June 30, 2010, net loss attributable to Huntsman Corporation was $58 million on revenues of $4,437 million, compared with net income attributable to Huntsman Corporation of $116 million on revenues of $3,526 million for the same period of 2009. For the six months ended June 30, 2010, net income attributable to Huntsman International LLC was $91 million on revenues of $4,437 million, compared with net loss attributable to Huntsman International LLC of $410 million on revenues of $3,526 million for the same period of 2009. The increase of $174 million in net loss attributable to Huntsman Corporation and the increase of $501 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the six months ended June 30, 2010 increased by $911 million, or 26%, as compared with the 2009 period due principally to higher average selling prices and higher sales volumes in all our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2010 increased by $284 million each, or 74% and 73%, respectively, as compared with the 2009 period, resulting from higher gross margins in all of our segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2010 increased by $42 million and $37 million, or 9% and 8%, respectively, as compared with the 2009 period due primarily to a $13 million negative impact of translating foreign currency amounts to the U.S. dollar, as the U.S. dollar weakened versus other relevant currencies, and higher selling, general and administrative expenses.

  •
  Restructuring, impairment and plant closing costs for the six months ended June 30, 2010 decreased to $20 million from $76 million in the 2009 period. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the six months ended June 30, 2010 decreased by $9 million and nil, respectively, as compared with the 2009 period, resulting primarily from a $14 million reduction in interest expense recognized in the three months ended June 30, 2010 related to the ineffective portion of the cross currency swap entered into in connection with our 2020 Subordinated Notes issuance, offset in part by higher interest expense associate with our A/R Programs. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 9. Derivative Instruments and Hedging Activities" and "Note 8. Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited).

  •
  Equity income of investment in unconsolidated affiliates for the six months ended June 30, 2010 increased to $17 million from $2 million in the 2009 period. During the second quarter of 2010, we recorded a non-recurring $15 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman GmbH and Co. KG joint venture. For more information, see "Note 5. Investment in Unconsolidated Affiliates" to our condensed consolidated financial statements (unaudited).

  •
  Loss on early extinguishment of debt for the six months ended June 30, 2010 resulted from the January 11, 2010 repurchase of the Convertible Notes, the March 17, 2010 partial redemption of the senior subordinated notes due 2013 and the senior subordinated notes due 2015, the April 26, 2010 prepayment of $124 million of Term Loan B and $40 million of Term Loan C and from the June 22, 2010 prepayment of $110 million of our Senior Credit Facilities. For more information see "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

  •
  Income associated with the Terminated Merger and related litigation for the six months ended June 30, 2009 consisted primarily of an $868 million gain related to the Texas Bank Litigation Settlement Agreement, offset in part by litigation-related fees and employee retention bonuses. For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited).

  •
  For the six months ended June 30, 2010, our income tax expense decreased by $444 million and Huntsman International's tax expense decreased by $138 million, as compared with the same period in 2009. During the six months ended June 30, 2009, we recorded discrete tax expense of $310 million related to the net $837 million of income of the Terminated Merger and related litigation. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the six months ended June 30, 2010 we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Income from discontinued operations for the six months ended June 30, 2010 was $49 million as compared to a loss from discontinued operations of $6 million in the 2009 period. The increase in income from discontinued operations resulted principally from a $110 million pretax gain recognized in the second quarter of 2010 in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, offset in part by related income taxes, legal and other costs. See "Note 17. Casualty Losses and Insurance Recoveries" to our condensed consolidated financial statements (unaudited). In connection with the closure and abandonment of our Australian styrenics operations in the first quarter of 2010, we have treated this business as discontinued operations beginning in the first quarter of 2010. All relevant information for prior periods has been restated to reflect this change. For more information, see "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

  Segment Analysis

        During the first quarter of 2010, we began reporting our LIFO inventory valuation reserves as part of Corporate and other; these reserves were previously reported in our Performance Products segment. All segment information for prior periods has been restated to reflect this change.

	Six Months Ended June 30,
			Percent Change
	2010	2009
Revenues
Polyurethanes	$1,699	$1,295	31%
Performance Products	1,285	982	31%
Advanced Materials	611	512	19%
Textile Effects	408	331	23%
Pigments	556	450	24%
Eliminations	(122)	(44)	177%

Total	$4,437	$3,526	26%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$122	$112	9%
Performance Products	176	94	87%
Advanced Materials	85	9	844%
Textile Effects	(7)	(31)	(77)%
Pigments	75	(55)	NM
Corporate and other	(254)	780	NM

Subtotal	197	909	(78)%
Discontinued Operations	79	(5)	NM

Total	$276	$904	(69)%

Huntsman International
Segment EBITDA
Polyurethanes	$122	$112	9%
Performance Products	176	94	87%
Advanced Materials	85	9	844%
Textile Effects	(7)	(31)	(77)%
Pigments	75	(55)	NM
Corporate and other	(97)	(53)	83%

Subtotal	354	76	366%
Discontinued Operations	79	(5)	NM

Total	$433	$71	510%

	Six months ended June 30, 2010 vs. 2009
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	21%	1%	3%
Performance Products	6%	2%	24%
Advanced Materials	3%	2%	14%
Textile Effects	5%	3%	14%
Pigments	4%	1%	18%

Total Company	9%	2%	13%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to higher MDI sales volumes and higher average selling prices for MDI and PO/MTBE. MDI sales volumes were higher with demand recovery across all major markets as a result of the worldwide economic recovery, while average selling prices for MDI and PO/MTBE increased in response to higher raw material costs. PO/MTBE sales volumes decreased due to a planned 60 day maintenance outage at our Port Neches, Texas PO/MTBE facility in the first quarter of 2010. The increase in segment EBITDA was primarily due to higher MDI sales volumes which were partially offset by the estimated $40 million impact of the planned maintenance outage at our Port Neches, Texas PO/MTBE facility and overall lower MTBE margins.

Performance Products

        The increase in revenues in our Performance Products segment for the six months ended June 30, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to higher demand across nearly all product groups and as a result of additional sales related to a portion of our ethylene glycol production that was previously manufactured under tolling arrangements. Average selling prices increased across most product groups in response to higher raw material costs and the strength of major European currencies and the Australian dollar against the U.S. dollar. The increase in segment EBITDA was primarily due to higher sales volumes and higher margins, offset in part by the impact of shut downs during the first quarter of 2010 at our Port Neches, Texas ethylene and ethylene oxide units which resulted in higher costs of approximately $11 million. In addition, during the second quarter of 2010, we recorded a non-recurring $15 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman GmbH and Co. KG joint venture.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the six months ended June 30, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased in all markets primarily due to the worldwide economic recovery. Average selling prices increased in our base resins business primarily in response to higher raw material costs and reduced product availability in the epoxy resin market, offset in part by lower average selling prices in our specialty components and formulations markets, primarily as a result of changes in our product mix and competitive market pressures. The increase in segment EBITDA was primarily due to higher sales volumes and margins and lower restructuring, impairment and plant closing costs, partially offset by higher manufacturing costs. During the six months ended June 30, 2010 and 2009, our Advanced Materials segment recorded restructuring, impairment and plant closing (credits) charges of $(2) million and $15 million, respectively. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the six months ended June 30, 2010 compared to the same period in 2009 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to favorable changes in product mix. Sales volumes increased across all business lines, primarily in Asia and the Americas, due to the economic recovery. The increase in segment EBITDA was primarily due to higher sales volumes and higher contribution margins, partially offset by higher fixed costs and higher restructuring, impairment and plant closing costs. During the six months ended June 30, 2010 and 2009, our Textile Effects segment recorded restructuring, impairment and plant closing charges of $15 million and $9 million, respectively. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for six months ended June 30, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to demand recovery in the Europe, North America, and Asia Pacific regions as a result of the worldwide economic recovery. Average selling prices increased primarily as a result of higher selling prices in all regions of the world. The increase in segment EBITDA was primarily due to higher sales volumes, higher contribution margins and lower restructuring, impairment and plant closing costs. During the six months ended June 30, 2010 and 2009, our Pigments segment recorded restructuring, impairment and plant closing charges of $3 million and $43 million, respectively. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, income (expenses) associated with the Terminated Merger and related litigation, net income (loss) attributable to noncontrolling interests, unallocated restructuring impairment and plant closing costs, step accounting impacts and non-operating income and expense. For the six months ended June 30, 2010, EBITDA from Corporate and other items decreased by $1,034 million to a loss of $254 million from earnings of $780 million for the same period in 2009. The decrease in EBITDA from Corporate and other for the six months ended June 30, 2010 resulted primarily from a gain of $837 million in the 2009 period related to the Texas Bank Litigation Settlement Agreement. For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited). Additionally, the decrease in EBITDA from Corporate and other was attributable to a $162 million loss on early extinguishment of debt recorded in the six months ended June 30, 2010, and to an increase of LIFO inventory valuation expense of $33 million. For more information regarding the loss on early extinguishment of debt, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, net income (loss) attributable to noncontrolling interests, unallocated restructuring impairment and plant closing costs and non-operating income and expense. For the six months ended June 30, 2010, EBITDA from Corporate and other items decreased by $44 million to a loss of $97 million from a loss of $53 million for the same period in 2009. The decrease in EBITDA from Corporate and other for the six months ended June 30, 2010 resulted primarily from an increase of LIFO inventory valuation expense of $33 million and a $16 million loss on early extinguishment of debt recorded in the six months ended June 30, 2010. For more information regarding the loss on early extinguishment of debt, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. See "Note 17. Casualty Losses and Insurance Recoveries" and "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

  LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash (used in) provided by operating activities for the six months ended June 30, 2010 and 2009 was $(442) million and $1,009 million, respectively. The increase in cash used in operating activities was primarily attributable to the 2009 settlement proceeds received in connection with the Texas Bank Litigation Settlement Agreement and by a $1,144 million unfavorable variance in operating assets and liabilities for the six months ended June 30, 2010 as compared with the same period in 2009, offset in part by an increase in operating income as described in "—Results of Operations" above. Upon the adoption of new accounting guidance on January 1, 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings and are now on balance sheet. As a result of the adoption of this new guidance, accounts receivable increased by $254 million and a corresponding increase in cash used in operating activities was reflected in the statement of cash flows for the six months ended June 30, 2010.

        Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was $49 million and $120 million, respectively. During the six months ended June 30, 2010 and 2009, we paid $78 million and $100 million, respectively, for capital expenditures. This reduction in capital expenditures was largely attributable to higher 2009 spending on various projects, including the maleic anhydride and MDI expansion projects at our Geismar, Louisiana site. During the six months ended June 30, 2010, we received proceeds of $110 million from the settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, $34 million of which was reflected in the statement of cash flows as investing activities.

        Net cash (used in) provided by financing activities for the six months ended June 30, 2010 was $(480) million as compared with $747 million in the 2009 period. This increase in net cash used in financing activities was primarily due to higher net prepayments of debt in the 2010 period as compared to the 2009 period and the resulting call premiums paid in association with that debt, partially offset by the revolving loan facility from the A/R Programs that no longer met the criteria for derecognition upon adoption of new accounting guidance. In addition, in 2009 we issued the 2016 Senior Notes and Term Loan C in connection with the Texas Bank Litigation Settlement Agreement.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	June 30, 2010	December 31, 2009	(Decrease) Increase	Percent Change
Cash and cash equivalents	$766	$1,745	$(979)	(56)%
Restricted cash	7	5	2	40%
Accounts receivable, net	1,483	1,019	464	46%
Inventories	1,324	1,184	140	12%
Prepaid expenses	29	42	(13)	(31)%
Deferred income taxes	35	36	(1)	(3)%
Other current assets	129	109	20	18%

Total current assets	3,773	4,140	(367)	(9)%

Accounts payable	847	755	92	12%
Accrued liabilities	568	623	(55)	(9)%
Deferred income taxes	2	2	—	—
Current portion of debt	168	431	(263)	(61)%

Total current liabilities	1,585	1,811	(226)	(12)%

Working capital	$2,188	$2,329	$(141)	(6)%

        Our working capital decreased by $141 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $979 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited).

  •
  Accounts receivable increased by $464 million mainly due to the inclusion in the June 30, 2010 balance sheet of accounts receivable of $254 million that were previously treated as sold into the A/R programs and as a result of higher sales, partially offset by foreign currency translation as the U.S. dollar strengthened against other relevant currencies during the second quarter of 2010. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under the A/R Programs no longer met the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under the A/R Programs are accounted for as secured borrowings beginning January 1, 2010 and are now on balance sheet. For more information, see "Note 8. Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited).

  •
  Inventories increased by $140 million mainly due to higher raw material costs, partially offset by foreign currency translation as the U.S. dollar strengthened against other relevant currencies and an increase in raw materials inventory volumes to support the increase in customer demand.

  •
  The increase in accounts payable of $92 million was primarily due to higher raw material inventory costs and volumes, partially offset by foreign currency translation as the U.S. dollar strengthened against other relevant currencies.

  •
  Accrued liabilities decreased by $55 million principally due to payments of accrued restructuring and plant closing costs, accrued rebates and accrued compensation during the six months ended June 30, 2010.

  •
  Current portion of debt decreased by $263 million. At December 31, 2009, the Convertible Notes were classified as current portion of debt. The Convertible Notes were repaid on January 11, 2010. For more information, see "Note 8. Debt—Senior Credit Facilities" and "—Redemption of Notes" to our condensed consolidated financial statements (unaudited).

Direct and Subsidiary Debt

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: guarantees of certain debt of HPS (our Chinese MDI joint venture); a guarantee of certain obligations of the Arabian Amines Company (our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia); a guarantee of certain debt of Huntsman Corporation Australia Pty Limited; certain indebtedness incurred from time to time to finance certain insurance premiums; and a guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Transactions Affecting our Debt

Senior Credit Facilities

        As of June 30, 2010, our Senior Credit Facilities consisted of (i) our $225 million Revolving Facility; (ii) our $1,302 million Term Loan B; and (iii) our $427 million ($383 million carrying value) Term Loan C. As of June 30, 2010, we had no borrowings outstanding under our Revolving Facility, and we had approximately $29 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. All of our Senior Credit Facilities are obligations of Huntsman International and are not direct obligations of Huntsman Corporation.

        On March 9, 2010, Huntsman International entered into the Amendment with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, and the other financial institutions party thereto, which amended certain terms of our Senior Credit Facilities. Among other things, the Amendment

  •
  replaced Deutsche Bank AG New York Branch as administrative agent, collateral agent and U.K. security trustee with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and JPMorgan Chase Bank, N.A. or an affiliate thereof as U.K. security trustee;

  •
  extended the stated maturity of the Revolving Facility to March 9, 2014 and provides for optional extensions of such stated maturity date from time to time with the consent of the lenders and subject to certain specified conditions and exceptions;

  •
  limits the aggregate amount of the revolving commitments allowable under the Revolving Facility to an amount up to $300 million, including $225 million currently obtained from the lenders;

  •
  terminated a waiver that was entered into on April 16, 2009 with respect to the Leverage Covenant;

  •
  reduces the maximum letter of credit sublimit to $75 million (not including existing letters of credit issued by Deutsche Bank AG New York Branch) and the maximum swing line sublimit to $25 million;

  •
  increases the applicable LIBOR margin range on revolving loans by 1.75% to 3.50% per annum;

  •
  increases the unused commitment fee percentage to a range of 0.50% to 0.75%; and

  •
  amends the mandatory prepayment provisions to permit the reinvestment of certain insurance and condemnation proceeds.

        Our Senior Credit Facilities are subject to the Leverage Covenant which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). Following the termination of the 2009 Waiver, the Leverage Covenant is a net senior secured leverage ratio covenant, with a maximum ratio of senior secured debt to EBITDA (as defined in the applicable agreement) of no more than 3.75 to 1.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 3.50%, LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. However, the applicable interest rate of Term Loan B is subject to a reduction to LIBOR plus 1.5% upon achieving certain secured leverage ratio thresholds. The Revolving Facility matures on March 9, 2014 (subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions), Term Loan B matures in 2014 and Term Loan C matures in 2016. Notwithstanding the stated maturity dates, the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        During the six months ended June 30, 2010, we paid the annual scheduled repayment of $16 million on Term Loan B and $5 million on Term Loan C. In addition, we made the following prepayments on our Senior Credit Facilities:

  •
  On April 26, 2010, we prepaid $124 million on Term Loan B and $40 million on Term Loan C with cash flow from operations. In connection with this prepayment, we incurred a loss on early extinguishment of debt of $5 million.

  •
  On June 22, 2010, we prepaid $83 million on Term Loan B and $27 million on Term Loan C with proceeds from the final settlement of insurance claims. See "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire." In connection with this prepayment, we incurred a loss on early extinguishment of debt of $2 million.

Accounts Receivable Securitization

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing through a conduit program (in both U.S. dollars and euros). Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings as of January 1, 2010. See "Note 2. Recently Issued Accounting Pronouncements."

        As of June 30, 2010, under our A/R Programs, we had $226 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $171 million)). As of June 30, 2010, $588 million of accounts receivable were pledged as collateral under the A/R Programs. As of December 31, 2009, the A/R Programs had $254 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $199 million)).

2020 Subordinated Notes

        On March 17, 2010, Huntsman International completed a $350 million offering of 8.625% subordinated notes due March 15, 2020 (the "2020 Subordinated Notes"). We used the net proceeds of $343 million to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€184 million (approximately $253 million)) and a portion of our euro-denominated senior subordinated notes due 2015 (€59 million (approximately $81 million)). See "—Redemption of Notes" below.

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

        Interest is payable on the 2020 Subordinated Notes semiannually on March 15 and September 15 of each year. The 2020 Subordinated Notes are general unsecured senior subordinated obligations of Huntsman International and are guaranteed on a general unsecured senior subordinated basis by our subsidiary guarantors (the "Subsidiary Guarantors"). The indenture governing the 2020 Subordinated Notes contains covenants relating to, among other things, the following: the incurrence of additional indebtedness; the payment of dividends and the payment of certain other restricted payments; transactions with affiliates; creating dividend or other payment restrictions affecting restricted subsidiaries; the merger or consolidation with any other person or any sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of its assets; or the adoption of a plan of liquidation.

Redemption of Notes

        On March 17, 2010, Huntsman International repaid €184 million (approximately $253 million) of its 6.875% senior subordinated notes due 2013. The amount paid to redeem the notes, excluding accrued interest, was €189 million (approximately $259 million), which included principal of €184 million (approximately $253 million) and premium of €5 million (approximately $7 million). As of June 30, 2010, the 6.875% senior subordinated notes due 2013 have a remaining balance of €216 million (approximately $265 million).

        On March 17, 2010, Huntsman International repaid €59 million (approximately $81 million) of its 7.5% senior subordinated notes due 2015. The amount paid to redeem the notes, excluding accrued interest, was €59 million (approximately $81 million). As of June 30, 2010, the 7.5% senior subordinated notes due 2015 have a remaining balance of €76 million (approximately $93 million).

        On January 11, 2010, we repurchased the entire $250 million principal amount of our outstanding Convertible Notes for approximately $382 million from Apollo and its affiliates. The Convertible Notes were issued to Apollo in December 2008. The Convertible Notes, which would have matured on December 23, 2018, bore interest at 7% per annum and were convertible into approximately 31.8 million shares of our common stock. As a result of the repurchase of the Convertible Notes, we recorded a loss on early extinguishment of debt in the first quarter of 2010 of $146 million.

        In connection with these redemptions, we recorded a loss on early extinguishment of debt of $155 million.

Other Debt

        On April 1, 2010, our $25 million European overdraft facility was terminated. This facility was a demand facility used for the working capital needs of our European subsidiaries. We continue to maintain certain other foreign overdraft facilities used for working capital needs. We are in the process of replacing this facility with a new overdraft facility.

        HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans, including both U.S. dollar and RMB term loans and RMB working capital loans. During the six months ended June 30, 2010, HPS refinanced RMB 130 million (approximately $19 million) in working capital loans that were scheduled to be repaid during the quarter. The loans were refinanced for three years at the same interest rate of 90% of the Peoples Bank of China rate, which was 4.9% as of June 30, 2010.

        On June 30, 2010 we amended certain facilities belonging to the Australian Credit Facilities. The amendment among other things, extended the maturity of the facility to June 2015 and amended the interest rate to the Australian index rate plus a margin of 3.75% for borrowings under the revolving facility and 3.5% under the term facility so long as a guarantee remains in place from Huntsman Corporation. In addition, the facility amended the revolver collateral to include the secured interest in eligible receivables of the borrower. The aggregate outstanding balances as of June 30, 2010 under the Australian Credit Facilities was A$34 million (approximately $30 million, of which $17 million is classified as current portion of long term debt).

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant, which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is no more than 3.75 to 1.

        If in the future Huntsman International failed to comply with the Leverage Covenant, then we would not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we would not have further access to such facilities.

        The agreements governing our A/R Programs also contain certain financial covenants. Any material failure to meet the applicable A/R Program's covenants in the future could lead to an event of default under the A/R Programs, which could require us to cease our use of such facilities. Under these circumstances, unless any default was remedied or waived, we would likely lose the ability to obtain financing with respect to our trade receivables. A material default under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2010, we had $1,185 million of combined cash and unused borrowing capacity, consisting of $773 million in cash and restricted cash, $196 million in availability under our Revolving Facility, and $216 million in availability under our A/R Programs.

        On March 9, 2010, Huntsman International entered into the Amendment to its existing Senior Credit Facilities. See "—Transactions Affecting our Debt" above. Among other things the Amendment limits the aggregate amount of revolving commitments allowable under the Revolving Facility to an amount up to $300 million, including $225 million currently committed by lenders. As of June 30, 2010 we had no borrowings outstanding under our Revolving Facility, and we had approximately $29 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility

        Our liquidity can be significantly impacted by various factors. Concerning changes in working capital components for the six months ended June 30, 2010, our accounts receivable (excluding the $254 million effect of the on-balance sheet treatment of the A/R Programs) and inventory, net of accounts payable, increased by approximately $340 million, as reflected in our condensed consolidated statement of cash flows (unaudited). We expect volatility in our working capital components to continue.

        On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased operation of the Australian styrenics operations during the first quarter of 2010. During 2009, we recorded closure costs of approximately $63 million ($25 million primarily in severance, $8 million of contract termination costs and a $30 million preliminary estimate of environmental remediation costs) and incurred other closure related costs of approximately $5 million in the first quarter of 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The closure costs are expected to be funded as they are incurred over the next several years, with severance costs to be paid primarily in 2010. During the six months ended June 30, 2010, we paid approximately $20 million of related restructuring costs and have remaining accruals of approximately $44 million for restructuring and environmental remediation costs as of June 30, 2010 to be paid out at a later date. For a discussion of restructuring, impairment and plant closing costs, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance, subject to a combined deductible of $60 million. We asserted claims related to losses occurring as a result of this fire. Our claims were the subject of litigation and an arbitration proceeding. Prior to December 31, 2009, we received payments on insurance claims with respect to the fire totaling $365 million. On May 14, 2010, we entered into a settlement agreement, pursuant to which we received a final payment totaling $110 million. As a result of this settlement, we recognized a gain of $110 million in discontinued operations during the second quarter of 2010. Of the $110 million payment, $34 million was reflected within the statement of cash flows as cash flows from investing activities and the remaining $76 million was reflected as cash flows from operating activities. See "Note 14. Commitments and Contingencies—Legal Matters—Port Arthur Plant Fire Insurance Litigation" and "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited). This settlement results in after tax proceeds to us of $92 million. In accordance with relevant provisions of the agreements governing our Senior Credit Facilities, on June 22, 2010, we used these proceeds to prepay $83 million on Term Loan B and $27 million on Term Loan C.

        During the six months ended June 30, 2010, we made contributions to our pension and postretirement benefit plans of $72 million. During the remainder of 2010, we expect to contribute an additional amount of approximately $47 million to these plans.

        As of June 30, 2010, we have $168 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities, including but not limited to, the HPS draft discounting facility in China with $75 million outstanding, the HPS loan facility with $38 million of term loans coming due in the next year, our Australian credit facilities with $17 million classified as current and certain other short term facilities and scheduled amortization payments totaling $38 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the current period. In addition, on April 26, 2010 we prepaid $124 million of Term Loan B and $40 million of Term loan C with cash flow from operations, and on June 22, 2010, we prepaid $83 million on Term Loan B and $27 million on Term Loan C with proceeds from a fire insurance settlement. See "Note 8. Debt—Senior Credit Facilities" to our condensed consolidated financial statements (unaudited).

        Because we currently have sufficient liquidity, we believe that the potentially negative effects of the current credit environment have had only limited impacts on us. Huntsman International successfully accessed the credit markets during the six months ended June 30, 2010 to raise $350 million of subordinated debt which we used to redeem existing subordinated debt and completed an amendment to our Senior Credit Facilities which, among other things, extended the maturity of our Revolving Facility by four years to March 2014. See "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

Capital Expenditures

        During 2010, we expect to spend between $225 million and $250 million for capital expenditures. We expect to fund capital expenditures through a combination of available cash and cash flows from operations.

Receivables Securitization

        Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our new A/R Programs are accounted for as secured borrowings as of January 1, 2010. For a discussion of our A/R Programs, see "Note 8. Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited).

Off-Balance Sheet Arrangements

Guarantees

        Our unconsolidated joint venture, the Arabian Amines Company, obtained various loan commitments in the aggregate amount of approximately $195 million in U.S. dollar equivalents, of which $192 million was drawn as of June 30, 2010. Initial production commenced in the second quarter of 2010 with final plant testing and certification expected to be complete in the third quarter of 2010. The plant will have approximate annual capacity of 60 million pounds. We will purchase and sell all of the production from this joint venture. We have provided certain guarantees of approximately $14 million for these commitments, which will terminate upon completion of the project and satisfaction of certain conditions. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Legal Proceedings

        For a discussion of legal proceedings, see "Note 14. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited).

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 15. Environmental, Health and Safety Matters" to our condensed consolidated financial statements (unaudited).

Recently Issued Accounting Pronouncements

        For a discussion of recently issued accounting pronouncements, see "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements (unaudited).

Critical Accounting Policies

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 for our Company and Huntsman International filed on February 19, 2010 and updated by our Form 8-K filed on June 8, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of June 30, 2010, the fair value of the hedge was $2 million and is recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2010, the fair value of the hedge was $2 million and is recorded in other noncurrent liabilities.

        In conjunction with the issuance of our 2020 Subordinated Notes, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity, March 15, 2015, we are required to pay €255 million to these counterparties and will receive

$350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of June 30, 2010, the fair value of this swap was $51 million and was recorded as noncurrent assets in our condensed consolidated balance sheet (unaudited). For the three and six months ended June 30, 2010, the effective portion of the changes in the fair value of $32 million and $37 million, respectively, was recorded in other comprehensive income, with the ineffectiveness of $15 million and $14 million, respectively, recorded as a reduction to interest expense. On July 15, 2010, we changed the method of assessing effectiveness of this hedge from the spot method to the forward method.

        Otherwise, we do not believe there are any material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 for our Company and Huntsman International filed on February 19, 2010.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

OTHER LEGAL PROCEEDINGS

        For a discussion of other legal proceedings, see "Note 14. Commitments and Contingencies—Legal Matters" and "Note 15. Environmental, Health and Safety Matters—Remediation Liabilities" to our condensed consolidated financial statements (unaudited).

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2010. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	—
May	588	11.57	—	—
June	—	—	—	—

Total	588	11.57	—	—

ITEM 6.    EXHIBITS

10.1	Sworn Statement in Proof of Loss and Full and Final Settlement, Release, and Indemnity Agreement, dated May 14, 2010, by and among Huntsman Corporation, International Risk Insurance Company and the reinsurance carriers specified therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 19, 2010).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Quarterly Report on Form 10-Q of Huntsman Corporation and Huntsman International LLC for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 for each of Huntsman Corporation and Huntsman International LLC; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009 for each of Huntsman Corporation and Huntsman International LLC; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 for each of Huntsman Corporation and Huntsman International LLC; (iv) Condensed Consolidated Statements of Equity for each of Huntsman Corporation and Huntsman International LLC; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2010

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Sworn Statement in Proof of Loss and Full and Final Settlement, Release, and Indemnity Agreement, dated May 14, 2010, by and among Huntsman Corporation, International Risk Insurance Company and the reinsurance carriers specified therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 19, 2010).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Quarterly Report on Form 10-Q of Huntsman Corporation and Huntsman International LLC for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 for each of Huntsman Corporation and Huntsman International LLC; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009 for each of Huntsman Corporation and Huntsman International LLC; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 for each of Huntsman Corporation and Huntsman International LLC; (iv) Condensed Consolidated Statements of Equity for each of Huntsman Corporation and Huntsman International LLC; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.