Form 10-Q/A
period 2010-03-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2010-09-30
CIK 1089748, 1307954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation	Delaware	42-1648585
500 Huntsman Way
Salt Lake City, Utah 84108
(801) 584-5700

333-85141	Huntsman International LLC	Delaware	87-0630358
500 Huntsman Way
Salt Lake City, Utah 84108
(801) 584-5700

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

On April 27, 2010, 239,059,793 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

Explanatory Note

This Amement No. 1 on Form 10-Q/A amends Item 6 of Part II of the quarterly report on Form 10-Q filed by Huntsman Corporation and Huntsman International LLC for the quartely period ended March 31, 2010 (the “Form 10-Q”). Huntsman Corporation and Huntsman International LLC inadvertentaly failed to include the phrase “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))” in the introduction to paragraph 4 of the certifications included as Exhibits 31.1 and 31.2 to the Form 10-Q. Huntsman Corporation and Huntsman International LLC are filing corrected certifications as Exhibits 31.1 and 31.2 to this Amendment No. 1.

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

Dated: September 30, 2010

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