Form 10-Q
period 2010-09-30
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2010-11-04
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

         On October 28, 2010, 239,215,142 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTMEBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents(a)	$1,003	$1,745
Restricted cash(a)	8	5
Accounts and notes receivable (net of allowance for doubtful accounts of $56 each), ($647 and nil pledged as collateral, respectively)(a)	1,611	1,018
Accounts receivable from affiliates	9	1
Inventories(a)	1,375	1,184
Prepaid expenses(a)	57	42
Deferred income taxes	36	36
Other current assets(a)	146	109

Total current assets	4,245	4,140
Property, plant and equipment, net(a)	3,594	3,516
Investment in unconsolidated affiliates	234	250
Intangible assets, net(a)	112	125
Goodwill	94	94
Deferred income taxes(a)	108	138
Notes receivable from affiliates	7	8
Other noncurrent assets(a)	472	355

Total assets	$8,866	$8,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$817	$730
Accounts payable to affiliates	28	25
Accrued liabilities(a)	626	623
Deferred income taxes	2	2
Current portion of debt(a)	384	431

Total current liabilities	1,857	1,811
Long-term debt(a)	3,953	3,781
Notes payable to affiliates	4	5
Deferred income taxes	336	289
Other noncurrent liabilities(a)	828	875

Total liabilities	6,978	6,761
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 239,215,142 and 237,225,258 issued and 236,448,794 and 234,081,490 outstanding in 2010 and 2009, respectively	2	2
Additional paid-in capital	3,185	3,155
Unearned stock-based compensation	(13)	(11)
Accumulated deficit	(1,096)	(1,015)
Accumulated other comprehensive loss	(249)	(287)

Total Huntsman Corporation stockholders' equity	1,829	1,844
Noncontrolling interests in subsidiaries	59	21

Total equity	1,888	1,865

Total liabilities and equity	$8,866	$8,626

(a)
At September 30, 2010 and December 31, 2009, respectively, $6 and nil of cash and cash equivalents, $3 and nil of restricted cash, $12 and $9 of accounts and notes receivable (net), $48 and $33 of inventories, $1 each of prepaid expenses, $2 each of other current assets, $267 and $16 of property, plant and equipment (net), $7 and nil of intangible assets (net), $38 each of deferred income taxes, $52 and $32 of other noncurrent assets, $72 and $42 of accounts payable, $16 and $9 of accrued liabilities, $18 and $2 of current portion of debt, $181 and nil of long-term debt, and $100 and $93 of other noncurrent liabilities from consolidated variable interest entities are included in their respective Balance Sheet captions above. See "Note 6. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Trade sales, services and fees, net	$2,360	$2,038	$6,689	$5,533
Related party sales	41	37	149	68

Total revenues	2,401	2,075	6,838	5,601
Cost of goods sold	1,986	1,733	5,757	4,877

Gross profit	415	342	1,081	724
Operating expenses:
Selling, general and administrative	202	214	628	606
Research and development	39	36	111	108
Other operating expense (income)	3	—	2	(9)
Restructuring, impairment and plant closing costs	4	7	24	83

Total expenses	248	257	765	788

Operating income (loss)	167	85	316	(64)
Interest expense, net	(64)	(65)	(168)	(178)
Loss on accounts receivable securitization program	—	(3)	—	(13)
Equity in income (loss) of investment in unconsolidated affiliates	3	(1)	20	1
Loss on early extinguishment of debt	(7)	(21)	(169)	(21)
(Expenses) income associated with the Terminated Merger and related litigation	(3)	(2)	(4)	835
Other income	2	1	3	1

Income (loss) from continuing operations before income taxes	98	(6)	(2)	561
Income tax expense	(41)	(68)	(46)	(517)

Income (loss) from continuing operations	57	(74)	(48)	44
(Loss) income from discontinued operations, net of tax	(1)	6	48	—

Net income (loss)	56	(68)	—	44
Net (income) loss attributable to noncontrolling interests	(1)	—	(3)	4

Net income (loss) attributable to Huntsman Corporation	$55	$(68)	$(3)	$48

Net income (loss)	$56	$(68)	$—	$44
Other comprehensive income	146	38	38	86

Comprehensive income (loss)	202	(30)	38	130
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(1)	(3)	3

Comprehensive income (loss) attributable to Huntsman Corporation	$201	$(31)	$35	$133

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Continued)

(In Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.24	$(0.32)	$(0.22)	$0.21
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	0.03	0.21	—

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.23	$(0.29)	$(0.01)	$0.21

Weighted average shares	236.4	234.0	235.9	233.9

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.23	$(0.32)	$(0.22)	$0.20
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.03	0.21	—

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.23	$(0.29)	$(0.01)	$0.20

Weighted average shares	241.0	234.0	235.9	238.1

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$56	$(74)	$(51)	$48
(Loss) income from discontinued operations, net of tax	(1)	6	48	—

Net income (loss)	$55	$(68)	$(3)	$48

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2010	2009
Operating Activities:
Net income	$—	$44
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(20)	(1)
Depreciation and amortization	295	338
Provision for losses on accounts receivable	5	7
Loss (gain) on disposal of businesses/assets, net	8	(2)
Loss on early extinguishment of debt	169	21
Noncash interest expense	12	14
Noncash restructuring, impairment and plant closing costs	—	5
Deferred income taxes	72	311
Net unrealized loss (gain) on foreign currency transactions	8	(8)
Stock-based compensation	19	14
Portion of insurance settlement representing investing activities	(34)	—
Other, net	4	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(318)	(225)
Accounts receivable from A/R Programs	(254)	—
Inventories	(184)	424
Prepaid expenses	(15)	(13)
Other current assets	(36)	(4)
Other noncurrent assets	(69)	(23)
Accounts payable	61	25
Accrued liabilities	(15)	(13)
Other noncurrent liabilities	(58)	(9)

Net cash (used in) provided by operating activities	(350)	907

Investing Activities:
Capital expenditures	(132)	(140)
Proceeds from insurance settlement as reimbursement of capital expenditures	34	—
Proceeds from sale of businesses/assets, net of adjustments	—	5
Acquisition of business	—	(31)
Cash assumed in connection with the initial consolidation of a variable interest entity	11	—
Investment in unconsolidated affiliates	(4)	—
Change in restricted cash	1	—
Other, net	5	2

Net cash used in investing activities	(85)	(164)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2010	2009
Financing Activities:
Net repayments under revolving loan facilities	$(7)	$(10)
Revolving loan facility from A/R Programs	254	—
Net borrowings (repayments) on overdraft facilities	6	(14)
Repayments of short-term debt	(153)	(120)
Borrowings on short-term debt	188	95
Repayments of long-term debt	(1,073)	(528)
Proceeds from issuance of long-term debt	725	874
Repayments of notes payable	(36)	(55)
Borrowings on notes payable	38	63
Debt issuance costs paid	(25)	(5)
Call premiums related to early extinguishment of debt	(159)	(14)
Dividends paid to common stockholders	(72)	(71)
Repurchase and cancellation of stock awards	(6)	—
Proceeds from issuance of common stock	2	—
Excess tax benefit related to stock-based compensation	4	—
Other, net	—	(1)

Net cash (used in) provided by financing activities	(314)	214

Effect of exchange rate changes on cash	7	5

(Decrease) increase in cash and cash equivalents	(742)	962
Cash and cash equivalents at beginning of period	1,745	657

Cash and cash equivalents at end of period	$1,003	$1,619

Supplemental cash flow information:
Cash paid for interest	$142	$160
Cash paid for income taxes	19	145

        During the nine months ended September 30, 2010 and 2009, the amount of capital expenditures in accounts payable decreased by $6 million and $29 million, respectively. The value of share awards that vested during the nine months ended September 30, 2010 and 2009 was $18 million and $11 million, respectively. In connection with our June 23, 2009 acquisition of the Baroda Division of Metrochem Industries Limited, $5 million of payables from us to Metrochem Industries Limited were forgiven. Beginning July 1, 2010, we began consolidating Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. For more information, see "Note 6. Variable Interest Entities."

        During the nine months ended September 30, 2010 and 2009, capital expenditures of $132 million and $140 million, respectively, were reimbursed in part by $34 million and nil, respectively, from insurance settlement proceeds. During the nine months ended September 30, 2010 we received $110 million from the settlement of our insurance claims related to the 2006 fire at our Port Arthur Texas plant, $34 million of which was considered as a reimbursement of capital expenditures.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Common Stock					Accumulated other comprehensive loss
			Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Shares	Amount
Balance, January 1, 2010	234,081,490	$2	$3,155	$(11)	$(1,015)	$(287)	$21	$1,865
Net loss	—	—	—	—	(3)	—	3	—
Other comprehensive income	—	—	—	—	—	38	—	38
Consolidation of a VIE	—	—	—	—	—	—	35	35
Issuance of nonvested stock awards	—	—	12	(12)	—	—	—	—
Vesting of stock awards	1,933,030	—	9	—	—	—	—	9
Recognition of stock-based compensation	—	—	3	10	—	—	—	13
Repurchase and cancellation of stock awards	(428,944)	—	—	—	(6)	—	—	(6)
Stock options exercised	863,218	—	2	—	—	—	—	2
Excess tax benefit related to stock- based compensation	—	—	4	—	—	—	—	4
Dividends declared on common stock	—	—	—	—	(72)	—	—	(72)

Balance, September 30, 2010	236,448,794	$2	$3,185	$(13)	$(1,096)	$(249)	$59	$1,888

	Huntsman Corporation Stockholders
	Common Stock					Accumulated other comprehensive loss
			Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Shares	Amount
Balance, January 1, 2009	233,553,515	$2	$3,141	$(13)	$(1,031)	$(489)	$22	$1,632
Net income	—	—	—	—	48	—	(4)	44
Other comprehensive income	—	—	—	—	—	85	1	86
Issuance of nonvested stock awards	—	—	7	(7)	—	—	—	—
Vesting of stock awards	550,052	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	4	8	—	—	—	12
Repurchase and cancellation of stock awards	(134,791)	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	(71)	—	—	(71)

Balance, September 30, 2009	233,968,776	$2	$3,152	$(12)	$(1,054)	$(404)	$19	$1,703

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents(a)	$603	$919
Restricted cash(a)	8	5
Accounts and notes receivable (net of allowance for doubtful accounts of $56 each), ($647 and nil pledged as collateral, respectively)(a)	1,611	1,018
Accounts receivable from affiliates	74	32
Inventories(a)	1,375	1,184
Prepaid expenses(a)	57	42
Deferred income taxes	34	33
Other current assets(a)	136	109

Total current assets	3,898	3,342
Property, plant and equipment, net(a)	3,452	3,357
Investment in unconsolidated affiliates	234	250
Intangible assets, net(a)	114	129
Goodwill	94	94
Deferred income taxes(a)	128	158
Notes receivable from affiliates	7	8
Other noncurrent assets(a)	472	355

Total assets	$8,399	$7,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$816	$715
Accounts payable to affiliates	36	41
Accrued liabilities(a)	633	613
Deferred income taxes	2	2
Note payable to affiliate	100	25
Current portion of debt(a)	384	195

Total current liabilities	1,971	1,591
Long-term debt(a)	3,953	3,781
Notes payable to affiliates	439	530
Deferred income taxes	120	79
Other noncurrent liabilities(a)	819	865

Total liabilities	7,302	6,846
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,042	3,021
Accumulated deficit	(1,698)	(1,847)
Accumulated other comprehensive loss	(306)	(348)

Total Huntsman International LLC members' equity	1,038	826
Noncontrolling interests in subsidiaries	59	21

Total equity	1,097	847

Total liabilities and equity	$8,399	$7,693

(a)
At September 30, 2010 and December 31, 2009, respectively, $6 and nil of cash and cash equivalents, $3 and nil of restricted cash, $12 and $9 of accounts and notes receivable (net), $48 and $33 of inventories, $1 each of prepaid expenses, $2 each of other current assets, $267 and $16 of property, plant and equipment (net), $7 and nil of intangible assets (net), $38 each of deferred income taxes, $52 and $32 of other noncurrent assets, $72 and $42 of accounts payable, $16 and $9 of accrued liabilities, $18 and $2 of current portion of debt, $181 and nil of long-term debt, and $100 and $93 of other noncurrent liabilities from consolidated variable interest entities are included in their respective Balance Sheet captions above. See "Note 6. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Trade sales, services and fees, net	$2,360	$2,038	$6,689	$5,533
Related party sales	41	37	149	68

Total revenues	2,401	2,075	6,838	5,601
Cost of goods sold	1,981	1,728	5,744	4,864

Gross profit	420	347	1,094	737
Operating expenses:
Selling, general and administrative	202	214	625	598
Research and development	39	36	111	108
Other operating expense (income)	3	—	(8)	(9)
Restructuring, impairment and plant closing costs	4	7	24	83

Total expenses	248	257	752	780

Operating income (loss)	172	90	342	(43)
Interest expense, net	(69)	(64)	(182)	(177)
Loss on accounts receivable securitization program	—	(3)	—	(13)
Equity in (loss) income of investment in unconsolidated affiliates	3	(1)	20	1
Loss on early extinguishment of debt	(7)	(21)	(23)	(21)
Other income	1	1	3	1

Income (loss) from continuing operations before income taxes	100	2	160	(252)
Income tax expense	(40)	(49)	(56)	(203)

Income (loss) from continuing operations	60	(47)	104	(455)
(Loss) income from discontinued operations, net of tax	(1)	6	48	—

Net income (loss)	59	(41)	152	(455)
Net (income) loss attributable to noncontrolling interests	(1)	—	(3)	4

Net income (loss) attributable to Huntsman International LLC	$58	$(41)	$149	$(451)

Net income (loss)	$59	$(41)	$152	$(455)
Other comprehensive income	148	39	42	90

Comprehensive income (loss)	207	(2)	194	(365)
Comprehensive (income) loss attributable to noncontrolling interests	—	(1)	(2)	3

Comprehensive income (loss) attributable to Huntsman International LLC	$207	$(3)	$192	$(362)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2010	2009
Operating Activities:
Net income (loss)	$152	$(455)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(20)	(1)
Depreciation and amortization	279	321
Provision for losses on accounts receivable	5	7
Loss (gain) on disposal of businesses/assets, net	8	(2)
Loss on early extinguishment of debt	23	21
Noncash interest expense	26	24
Noncash restructuring, impairment and plant closing costs	—	5
Deferred income taxes	66	125
Net unrealized loss (gain) on foreign currency transactions	8	(8)
Noncash compensation	17	10
Portion of insurance settlement representing investing activities	(34)	—
Other, net	2	1
Changes in operating assets and liabilities:
Accounts and notes receivable	(318)	(225)
Accounts receivable from A/R Programs	(254)	—
Inventories	(184)	424
Prepaid expenses	(14)	(12)
Other current assets	(26)	(19)
Other noncurrent assets	(69)	(23)
Accounts payable	60	2
Accrued liabilities	2	37
Other noncurrent liabilities	(54)	(5)

Net cash (used in) provided by operating activities	(325)	227

Investing Activities:
Capital expenditures	(132)	(140)
Proceeds from insurance settlement as reimbursement of capital expenditures	34	—
Proceeds from sale of businesses/assets, net of adjustments	—	5
Acquisition of business	—	(31)
Cash assumed in connection with the initial consolidation of a variable interest entity	11	—
Investment in unconsolidated affiliates	(4)	—
Change in restricted cash	1	—
(Increase) decrease in receivable from affiliate	(42)	8
Other, net	5	2

Net cash used in investing activities	(127)	(156)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2010	2009
Financing Activities:
Net repayments under revolving loan facilities	$(7)	$(10)
Revolving loan facility from A/R Programs	254	—
Net borrowings (repayments) on overdraft facilities	6	(14)
Repayments of short-term debt	(153)	(120)
Borrowings on short-term debt	188	95
Repayments of long-term debt	(837)	(528)
Proceeds from issuance of long-term debt	725	874
Repayments of notes payable to affiliate	(125)	(403)
Proceeds from notes payable to affiliate	110	529
Repayments of notes payable	(36)	(52)
Borrowings on notes payable	38	60
Debt issuance costs paid	(25)	(5)
Call premiums related to early extinguishment of debt	(13)	(14)
Dividends paid to parent	—	(23)
Excess tax benefit related to stock-based compensation	4	—
Contribution from parent	—	236
Other, net	—	(1)

Net cash provided by financing activities	129	624

Effect of exchange rate changes on cash	7	6

(Decrease) increase in cash and cash equivalents	(316)	701
Cash and cash equivalents at beginning of period	919	87

Cash and cash equivalents at end of period	$603	$788

Supplemental cash flow information:
Cash paid for interest	$133	$153
Cash paid for income taxes	17	18

        During the nine months ended September 30, 2010 and 2009, the amount of capital expenditures in accounts payable decreased by $6 million and $29 million, respectively. During the nine months ended September 30, 2010 and 2009, Huntsman Corporation contributed $17 million and $10 million, respectively, related to stock-based compensation. In connection with our June 23, 2009 acquisition of the Baroda Division of Metrochem Industries Limited, $5 million of payables from us to Metrochem Industries Limited were forgiven. Beginning July 1, 2010, we began consolidating Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. For more information, see "Note 6. Variable Interest Entities."

        During the nine months ended September 30, 2010 and 2009, capital expenditures of $132 million and $140 million, respectively, were reimbursed in part by $34 million and nil, respectively, from insurance settlement proceeds. During the nine months ended September 30, 2010 we received $110 million from the settlement of our insurance claims related to the 2006 fire at our Port Arthur Texas plant, $34 million of which was considered as a reimbursement of capital expenditures.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2010	2,728	$3,021	$(1,847)	$(348)	$21	$847
Net income	—	—	149	—	3	152
Other comprehensive income	—	—	—	42	—	42
Consolidation of a VIE	—	—	—	—	35	35
Contribution from parent, net of distributions	—	17	—	—	—	17
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, September 30, 2010	2,728	$3,042	$(1,698)	$(306)	$59	$1,097

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2009	2,728	$2,865	$(1,414)	$(554)	$22	$919
Net loss	—	—	(451)	—	(4)	(455)
Other comprehensive income	—	—	—	89	1	90
Contribution from parent, net of distributions	—	246	—	—	—	246
Dividends paid to parent	—	—	(23)	—	—	(23)

Balance, September 30, 2009	2,728	$3,111	$(1,888)	$(465)	$19	$777

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

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Form 8-K filed on June 8, 2010.

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

  •
  (expenses) income associated with our terminated merger with a subsidiary of Hexion (the "Terminated Merger" or the "Hexion Merger");

  •
  the $250 million 7% convertible notes due 2018 (the "Convertible Notes") issued in connection with our December 14, 2008 settlement agreement with Apollo, Hexion and certain of their affiliates (the "Apollo Settlement Agreement"), which we repurchased on January 11, 2010 (see "Note 8. Debt—Transactions Affecting Our Debt—Redemption of Notes" and "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation"); and

  •
  the results of our settlement agreement (the "Texas Bank Litigation Settlement Agreement") in connection with our litigation (the "Texas Bank Litigation") against affiliates of Credit Suisse Securities (USA) LLC and Deutsche Bank Inc. (collectively, the "Banks") (see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation").

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

        During the third quarter of 2010, we began reporting the amounts outstanding under our accounts receivable securitization programs as part of our Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments segments. These amounts were previously reported in our Corporate and other segment. In addition, we eliminated intercompany balances from the assets of each reportable segment. All segment information for prior periods has been restated to reflect these changes.

RECENT DEVELOPMENTS

2021 Subordinated Notes

        On September 24, 2010, Huntsman International completed a $350 million offering of 8.625% subordinated notes due March 15, 2021 (the "2021 Subordinated Notes"). We used the net proceeds of $343 million to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€132 million (approximately $177 million)) and a portion of U.S. dollar senior subordinated notes due 2014 ($159 million of which settled on October 12, 2010). See "Note 8. Debt—Transactions Affecting our Debt—Redemption of Notes." As of September 30, 2010, $159 million of these notes were classified as Current portion of long term debt on the accompanying condensed consolidated balance sheets (unaudited).

        On October 28, 2010, the Company announced that it had priced an issuance of an additional $180 million principal amount of 2021 Subordinated Notes through Huntsman International. The closing of the offering is expected to occur on November 12, 2010, subject to satisfaction of customary closing conditions. The Company intends to use all of the net proceeds to redeem the remaining $188 million aggregate principal amount of its outstanding 7.875% senior subordinated notes due 2014, including the payment of accrued interest.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

Note Redemptions

        On October 12, 2010, Huntsman International repaid $159 million of its 7.875% senior subordinated notes due 2014. The amount paid to redeem the notes, excluding accrued interest, was $165 million, which included principal of $159 million and premium of $6 million. During the fourth quarter of 2010, we expect to recognize a loss on early extinguishment of debt of approximately $7 million related to the partial redemption of these notes.

        On September 27, 2010, Huntsman International repaid €132 million (approximately $177 million) of its 6.875% senior subordinated notes due 2013. The amount paid to redeem the notes, excluding accrued interest, was €137 million (approximately $183 million), which included principal of €132 million (approximately $177 million) and premium of €5 million (approximately $6 million). As of September 30, 2010, the 6.875% senior subordinated notes due 2013 have a remaining balance of €84 million (approximately $113 million).

        For more information, see "Note 8. Debt—Transactions Affecting Our Debt—Redemption of Notes."

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2010

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

most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, and amends the types of events that trigger a reassessment of whether an entity is a VIE. Further, it requires additional disclosures about an enterprise's involvement in variable interest entities. The initial adoption of this statement did not have a significant impact on our condensed consolidated financial statements (unaudited). See "Note 6. Variable Interest Entities."

        Effective January 1, 2010, we adopted ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which codified SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special-purpose entity ("QSPE") from SFAS No. 140 and removes the exception from applying FIN 46(R) to QSPEs. SFAS No. 166 modifies the derecognition provisions in SFAS No. 140 and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. It also requires additional disclosures regarding the transferor's continuing involvement with transferred financial assets and the related risks retained. Upon adoption of this statement, transfers of accounts receivable under our accounts receivable securitization programs no longer qualified for derecognition and were accounted for as secured borrowings beginning in January 2010. See "Note 8. Debt—Transactions Affecting Our Debt—Accounts Receivable Securitization." Prior to the adoption of this statement, receivables transferred under our U.S. and European accounts receivable securitization programs (the "U.S. A/R Program," the "EU A/R Program" and collectively the "A/R Programs") qualified as sales.

Accounting Pronouncements Pending Adoption in Future Periods

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS

LAFFANS ACQUISITION

        On July 31, 2010, we announced that we entered into a definitive agreement to acquire the chemicals business of Laffans Petrochemicals Ltd ("Laffans"). Located in Ankleshwar, India, Laffans manufactures amines and surfactants, had annual 2009 sales of approximately $45 million and has 130 employees. The acquisition, with a cost of approximately $21 million, including debt, a non-compete agreement and other obligations, is subject to certain terms and conditions and is expected to occur in the first half of 2011. The acquired business will be integrated into our Performance Products segment.

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

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30, 2010	December 31, 2009
Raw materials and supplies	$307	$240
Work in progress	101	77
Finished goods	1,026	917

Total	1,434	1,234
LIFO reserves	(59)	(50)

Net	$1,375	$1,184

        For both September 30, 2010 and December 31, 2009, approximately 10% of inventories were recorded using the LIFO cost method.

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

exchange agreements payable by us as of September 30, 2010 were $3 million. The amounts included in inventory under non-monetary open exchange agreements receivable by us as of December 31, 2009 were $2 million. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these open exchange agreements receivable or payable by us at both September 30, 2010 and December 31, 2009 were nil.

5. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        In 2008, we and our joint venture partner, the Zamil Group, formed Arabian Amines Company ("AAC"), our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. AAC's funding requirements have been satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and the Zamil Group. Trial production commenced in the second quarter of 2010 and from July 2010, AAC generated significant revenues from the sale of product. Final plant testing and certification is expected to be complete in the fourth quarter of 2010. The plant has an approximate annual capacity of 60 million pounds. We will purchase and sell all of the production from this joint venture. We have provided certain guarantees of approximately $14 million for these obligations, which will terminate upon completion of the project and satisfaction of certain conditions. A $1 million guarantee will be provided after project completion. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded. While AAC was accounted for under the equity method during its development stage, we began consolidating this joint venture beginning July 1, 2010. For more information, see "Note 6. Variable Interest Entities."

        During the nine months ended September 30, 2010, we recorded a non-recurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman GmbH and Co. KG ("Sasol-Huntsman") joint venture. This credit represented a cumulative correction of an error that was individually immaterial in each year since our initial investment in the joint venture in 1997. In connection with the current expansion of the maleic anhydride capacity at our Sasol-Huntsman joint venture we believe that the joint venture is a VIE and that we may be the primary beneficiary. Accordingly, we may consolidate this joint venture beginning in the first quarter of 2011 when the plant expansion starts production.

6. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify VIEs for which we are the primary beneficiary. We hold a variable interest in the following three joint ventures for which we are the primary beneficiary:

  •
  Rubicon LLC ("Rubicon") manufactures products for our Polyurethanes segment. The structure of the joint venture is such that the total equity investment at risk is not sufficient to permit the joint venture to finance its activities without additional financial support. By virtue of the operating agreement with this joint venture, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. VARIABLE INTEREST ENTITIES (Continued)

  •
  Pacific Iron Products Sdn Bhd ("Pacific Iron Products") manufactures products for our Pigments segment. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to third party customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing.

  •
  AAC manufactures products for our Performance Products segment. Prior to July 1, 2010, this joint venture was in the development stage and the total equity investment at risk was sufficient for the joint venture to finance its activities without additional support. Therefore, AAC was accounted for under the equity method. In July 2010, AAC exited the development stage, which triggered the reconsideration of AAC as a VIE. As required in the operating agreement governing this joint venture, we purchase all of AAC's production and sell it to our customers. Substantially all of the joint venture's activities are conducted on our behalf. Accordingly, we began consolidating AAC beginning July 1, 2010.

        Creditors of these entities have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. As the primary beneficiary of three variable interest entities at September 30, 2010, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

        The following table summarizes the carrying amount of Rubicon and Pacific Iron Products' assets and liabilities included in our condensed consolidated balance sheet (unaudited), before intercompany eliminations, as of September 30, 2010 (dollars in millions):

Current assets	$85
Property, plant and equipment, net	17
Other noncurrent assets	46
Deferred income taxes	38

Total assets	$186

Current liabilities	$94
Long-term debt	3
Other noncurrent liabilities	93

Total liabilities	$190

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of AACs assets and liabilities included in our condensed consolidated balance sheet (unaudited), before intercompany eliminations, as of September 30, 2010 and July 1, 2010 (dollars in millions):

	September 30, 2010	July 1, 2010
Current assets	$26	$28
Property, plant and equipment, net	250	260
Other noncurrent assets	10	1
Intangible assets	7	7

Total assets	$293	$296

Current liabilities	$38	$39
Long-term debt	181	181
Other noncurrent liabilities	7	6

Total liabilities	$226	$226

        AAC's assets and liabilities were recorded at estimated fair value as of July 1, 2010, and are preliminary pending final valuation of certain assets and liabilities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2010 and December 31, 2009, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2010	$50	$1	$3	$21	$75
2010 charges for 2005 initiatives	1	—	—	—	1
2010 charges for 2009 initiatives	4	—	—	3	7
2010 charges for 2010 initiatives	22	—	—	—	22
Reversal of reserves no longer required	(5)	—	(1)	—	(6)
2010 payments for 2005 initiatives	—	(1)	—	—	(1)
2010 payments for 2006 initiatives	(2)	—	—	—	(2)
2010 payments for 2008 initiatives	(7)	—	—	—	(7)
2010 payments for 2009 initiatives	(11)	—	—	(3)	(14)
Net activity of discontinued operations	(24)	—	—	3	(21)
Foreign currency effect on liability balance	2	—	—	—	2

Accrued liabilities as of September 30, 2010	$30	$—	$2	$24	$56

(1)
The total workforce reduction reserves of $30 million relate to the termination of 310 positions, of which 273 positions had not been terminated as of September 30, 2010.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2010	December 31, 2009
2005 initiatives and prior	$3	$3
2006 initiatives	3	5
2008 initiatives	—	7
2009 initiatives	26	60
2010 initiatives	24	—

Total	$56	$75

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2010	$2	$—	$7	$17	$11	$34	$4	$75
2010 charges for 2005 initiatives	—	—	—	—	1	—	—	1
2010 charges for 2009 initiatives	—	—	1	—	6	—	—	7
2010 charges for 2010 initiatives	—	—	—	16	—	—	6	22
Reversal of reserves no longer required	—	—	(3)	—	(2)	—	(1)	(6)
2010 payments for 2005 initiatives	—	—	—	—	(1)	—	—	(1)
2010 payments for 2006 initiatives	—	—	—	(2)	—	—	—	(2)
2010 payments for 2008 initiatives	(1)	—	—	(5)	(1)	—	—	(7)
2010 payments for 2009 initiatives	—	—	(3)	(2)	(6)	—	(3)	(14)
Net activity of discontinued operations	—	—	—	—	—	(21)	—	(21)
Foreign currency effect on liability balance	—	—	—	2	—	—	—	2

Accrued liabilities as of September 30, 2010	$1	$—	$2	$26	$8	$13	$6	$56

Current portion of restructuring reserves	$1	$—	$1	$26	$7	$13	$6	$54
Long-term portion of restructuring reserve	—	—	1	—	1	—	—	2
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	—	—	—	—	4	—	1	5
Estimated additional charges beyond one year	—	—	—	—	—	—	—	—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the periods ended September 30, 2010 and 2009 by initiative are provided below (dollars in millions):

	Three months ended Septemeber 30, 2010	Nine months ended September 30, 2010
Cash charges:
2010 charges for 2005 & prior initiatives	$—	$1
2010 charges for 2009 initiatives	2	7
2010 charges for 2010 initiatives	2	22
Reversal of reserves no longer required	—	(6)

Total 2010 Restructuring, Impairment and Plant Closing Costs	$4	$24

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Cash charges:
2009 charges for 2006 initiatives	$—	$1
2009 charges for 2008 initiatives	2	4
2009 charges for 2009 initiatives	7	78
Reversal of reserves no longer required	(1)	(4)
Non-cash charges	(1)	4

Total 2009 Restructuring, Impairment and Plant Closing Costs	$7	$83

        During the nine months ended September 30, 2010, our Textile Effects segment recorded net charges of $16 million primarily related to the consolidation of our Swiss manufacturing facilities.

        During the nine months ended September 30, 2010, our Pigments segment recorded net charges of $5 million primarily related to the closure of the Grimsby, U.K. plant. We expect to incur additional charges of $4 million through December 31, 2012, primarily related to the closure of the Grimsby, U.K. plant.

        During the nine months ended September 30, 2010, we recorded net charges of $5 million in Corporate and other related to workforce reductions in connection with a reorganization and regional consolidation of our transactional accounting activities. We expect to incur additional charges of $1 million through December 31, 2011, related to these activities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT

        Outstanding debt consisted of the following (dollars in millions):

  Huntsman Corporation

	September 30, 2010	December 31, 2009
Senior Credit Facilities:
Term loans	$1,686	$1,968
Amounts outstanding under A/R programs	243	—
Senior notes	447	434
Subordinated notes	1,442	1,294
Australian credit facilities	30	34
HPS (China) debt	201	163
Variable interest entities—AAC	199	—
Convertible notes	—	236
Other	89	83

Total debt—excluding debt to affiliates	$4,337	$4,212

Total Current portion of debt	$384	$431
Long-term portion	3,953	3,781

Total debt—excluding debt to affiliates	$4,337	$4,212

Total debt—excluding debt to affiliates	$4,337	$4,212
Notes payable to affiliates—noncurrent	4	5

Total debt	$4,341	$4,217

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

  Huntsman International

	September 30, 2010	December 31, 2009
Senior Credit Facilities:
Term loans	$1,686	$1,968
Amounts outstanding under A/R programs	243	—
Senior notes	447	434
Subordinated notes	1,442	1,294
Australian credit facilities	30	34
HPS (China) debt	201	163
Variable interest entities—AAC	199	—
Other	89	83

Total debt—excluding debt to affiliates	$4,337	$3,976

Total Current portion of debt	$384	$195
Long-term portion	3,953	3,781

Total debt—excluding debt to affiliates	$4,337	$3,976

Total debt—excluding debt to affiliates	$4,337	3,976
Notes payable to affiliates—current	100	25
Notes payable to affiliates—noncurrent	439	530

Total debt	$4,876	$4,531

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: guarantees of certain debt of HPS (our Chinese MDI joint venture); a guarantee of certain obligations of AAC (our consolidated ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia); a guarantee of certain debt of Huntsman Corporation Australia Pty Limited; certain indebtedness incurred from time to time to finance certain insurance premiums; and a guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

TRANSACTIONS AFFECTING OUR DEBT

Senior Credit Facilities

        As of September 30, 2010, our senior credit facilities ("Senior Credit Facilities") consisted of (i) our $290 million revolving credit facility ("Revolving Facility"); (ii) our $1,302 million term loan B facility ("Term Loan B"); and (iii) our $427 million ($384 million carrying value) term loan C facility

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

("Term Loan C" and, collectively with Term Loan B, the "Dollar Term Loans"). As of September 30, 2010, we had no borrowings outstanding under our Revolving Facility, and we had approximately $34 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. All of our Senior Credit Facilities are obligations of Huntsman International and are not direct obligations of Huntsman Corporation.

        On September 30, 2010, Huntsman International increased the aggregate amount of revolving commitments available under the Revolving Facility from $225 million to $290 million, as provided for in the Fifth Amendment to Credit Agreement, dated March 9, 2010 (discussed below). There are currently no borrowings outstanding under the Revolving Facility.

        On March 9, 2010, Huntsman International entered into the Fifth Amendment to Credit Agreement with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, and the other financial institutions party thereto, which amended certain terms of our Senior Credit Facilities (the "2010 Amendment"). Among other things, the 2010 Amendment:

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

  •
  limits the aggregate amount of the revolving commitments allowable under the Revolving Facility to an amount up to $300 million, including $290 million currently obtained from the lenders;

  •
  terminated a waiver that was entered into on April 16, 2009 with respect to the Leverage Covenant (as defined below);

  •
  reduces the maximum letter of credit sublimit to $75 million (not including existing letters of credit issued by Deutsche Bank AG New York Branch) and the maximum swing line sublimit to $25 million;

  •
  increases the applicable LIBOR margin range on revolving loans by 1.75% to up to 3.50% per annum;

  •
  increases the unused commitment fee percentage to a range of 0.50% to up to 0.75%; and

  •
  amends the mandatory prepayment provisions to permit the reinvestment of certain insurance and condemnation proceeds.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 3.25%, LIBOR plus 1.50% and LIBOR plus 2.25%, respectively. The applicable interest rate of the Revolving Facility and Term Loan B are subject to certain secured leverage ratio thresholds. The Revolving Facility matures on March 9, 2014 (subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions), Term Loan B matures in 2014 and Term Loan C matures in 2016. Notwithstanding the stated maturity

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

dates, the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        During the nine months ended September 30, 2010, we paid the annual scheduled repayment of $16 million on Term Loan B and $5 million on Term Loan C. In addition, we made the following prepayments on our Senior Credit Facilities:

  •
  On April 26, 2010, we prepaid $124 million on Term Loan B and $40 million on Term Loan C with cash accumulated in prior periods. In connection with this prepayment, we incurred a loss on early extinguishment of debt of $5 million.

  •
  On June 22, 2010, we prepaid $83 million on Term Loan B and $27 million on Term Loan C with proceeds from the final settlement of insurance claims. See "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire." In connection with this prepayment, we incurred a loss on early extinguishment of debt of $2 million.

Accounts Receivable Securitization

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to bankruptcy-remote special purpose entities (the "U.S. SPE" and the "EU SPE"). This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing through a conduit program (in both U.S. dollars and euros). Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings as of January 1, 2010. See "Note 2. Recently Issued Accounting Pronouncements." Our A/R Programs are obligations of Huntsman International and are not direct obligations of Huntsman Corporation.

        As of September 30, 2010, under our A/R Programs, we had $243 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $188 million)). As of September 30, 2010, $614 million of accounts receivable were pledged as collateral under the A/R Programs. As of December 31, 2009, the A/R Programs had $254 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $199 million)).

2021 Subordinated Notes

        On September 24, 2010, Huntsman International completed a $350 million offering of 2021 Subordinated Notes. We used the net proceeds of $343 million to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€132 million (approximately $177 million)) and a portion of U.S. dollar senior subordinated notes due 2014 ($159 million of which settled on October 12, 2010). See "—Redemption of Notes" below. As of September 30, 2010, $159 million of these notes were classified as Current portion of long term debt on the accompanying condensed consolidated balance sheets (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

        The 2021 Subordinated Notes bear interest at the rate of 8.625% per annum payable semi-annually on March 15 and September 15 beginning on March 15, 2011. The 2021 Subordinated Notes will mature on March 15, 2021. At any time prior to September 15, 2013, Huntsman International may redeem up to 40% of the aggregate principal amount of the 2021 Subordinated Notes with the net cash proceeds of certain equity offerings. Huntsman International may redeem the 2021 Subordinated Notes in whole or in part prior to September 15, 2015 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium. The 2021 Subordinated Notes are redeemable on or after September 15, 2015 at 104.3125%, declining ratably to par on or after September 15, 2018.

        The 2021 Subordinated Notes are general unsecured senior subordinated obligations of Huntsman International and are guaranteed on a general unsecured senior subordinated basis by substantially all of Huntsman International's domestic subsidiaries and certain foreign subsidiaries (collectively, "Subsidiary Guarantors"). The indenture governing the 2021 Subordinated Notes imposes certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries and merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets or adopt a plan of liquidation.

        Upon the occurrence of certain change of control events, holders of the 2021 Subordinated Notes will have the right to require that Huntsman International purchase all or a portion of such holder's 2021 Subordinated Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

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

        Interest is payable on the 2020 Subordinated Notes semiannually on March 15 and September 15 of each year. The 2020 Subordinated Notes are general unsecured senior subordinated obligations of Huntsman International and are guaranteed on a general unsecured senior subordinated basis by our Subsidiary Guarantors. The indenture governing the 2020 Subordinated Notes contains covenants relating to, among other things, the following: the incurrence of additional indebtedness; the payment

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

of dividends and the payment of certain other restricted payments; transactions with affiliates; creating dividend or other payment restrictions affecting restricted subsidiaries; the merger or consolidation with any other person or any sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of its assets; or the adoption of a plan of liquidation.

Redemption of Notes

        On October 12, 2010, Huntsman International repaid $159 million of its 7.875% senior subordinated notes due 2014. The amount paid to redeem the notes, excluding accrued interest, was $165 million, which included principal of $159 million and premium of $6 million. As of September 30, 2010 and prior to this redemption, the 7.875% senior subordinated notes due 2014 had a remaining balance of $347 million ($351 million carrying value). After the redemption, the 7.875% senior subordinated notes due 2014 have a remaining balance of $188 million (carrying value of $190). During the fourth quarter of 2010, we expect to recognize a loss on early extinguishment of debt of approximately $7 million related to the partial redemption of these notes.

        On September 27, 2010, Huntsman International repaid €132 million (approximately $177 million) of its 6.875% senior subordinated notes due 2013. The amount paid to redeem the notes, excluding accrued interest, was €137 million (approximately $183 million), which included principal of €132 million (approximately $177 million) and premium of €5 million (approximately $6 million). As of September 30, 2010, the 6.875% senior subordinated notes due 2013 have a remaining balance of €84 million (approximately $113 million).

        On March 17, 2010, Huntsman International repaid €184 million (approximately $253 million) of its 6.875% senior subordinated notes due 2013. The amount paid to redeem the notes, excluding accrued interest, was €189 million (approximately $259 million), which included principal of €184 million (approximately $253 million) and premium of €5 million (approximately $7 million).

        On March 17, 2010, Huntsman International repaid €59 million (approximately $81 million) of its 7.5% senior subordinated notes due 2015. The amount paid to redeem the notes, excluding accrued interest, was €59 million (approximately $81 million). As of September 30, 2010, the 7.5% senior subordinated notes due 2015 have a remaining balance of €76 million (approximately $103 million).

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

        In connection with these redemptions, we recorded a loss on early extinguishment of debt for the three and nine months ended September 30, 2010 of $7 million and $162 million, respectively and for the three and nine months ended September 30, 2009 of $21 million each. Huntsman International recorded a loss on early extinguishment of debt for the three and nine months ended September 30, 2010 of $7 million and $16 million, respectively, and for the three and nine months ended September 30, 2009 of $21 million each.

Variable Interest Entity Debt

        AAC has the following loan commitments and debt financing:

  •
  A loan facility from Saudi Industrial Development Fund ("SIDF") for SR 466 million (approximately $124 million), of which SR 454 million (approximately $121 million) was outstanding as of September 30, 2010. Repayment of the loan is to be made in 14 semi-annual installments that are currently scheduled to commence in 2012 with final maturity in 2018. The loan is secured by a mortgage over the fixed assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A bridge loan for purposes of bridging the SIDF Facility. As of September 30, 2010, SR 27 million (approximately $7 million) was outstanding under this facility. The facility is scheduled to mature in 2021.

  •
  A multi-purpose Islamic term facility which, as of September 30, 2010, had $63 million outstanding. This facility is scheduled to be repaid in 22 semi-annual installments commencing in 2011.

  •
  A working capital loan facility up to $8 million. As of September 30, 2010, $8 million was outstanding under this facility. This facility matures in 2021. This working capital facility is classified as Current portion of debt on the accompanying condensed consolidated balance sheets (unaudited).

Other Debt

        On April 1, 2010, our $25 million European overdraft facility was terminated. This facility was a demand facility used for the working capital needs of our European subsidiaries. In September 2010, we replaced this facility with a new $25 million European overdraft facility that is a demand facility we will use for the working capital needs of our European subsidiaries. In addition, we continue to maintain certain other foreign overdraft facilities used for working capital needs.

        HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans, including both U.S. dollar and RMB term loans and RMB working capital loans. During the nine months ended September 30, 2010, HPS refinanced RMB 130 million (approximately $19 million) in working capital loans that were scheduled to be repaid during the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

quarter. The loans were refinanced for three years at the same interest rate of 90% of the Peoples Bank of China rate, which was 4.9% as of September 30, 2010.

        HPS has a loan facility for the purpose of discounting commercial drafts with recourse. The facility has a stated capacity for discounting up to CNY700 million (approximately $105 million) and drafts are discounted using a discount rate of the three-month SHIBOR plus 2.2%. The facility agreement is for one year and is renewed annually. During the three months ended September 30, 2010, the facility was extended from July 2010 to June 2011. As of September 30, 2010, HPS has discounted with recourse CNY647 million (approximately $97 million) of commercial drafts, all of which is classified as Current portion of debt on the accompanying condensed consolidated balance sheets (unaudited). While the facility has a maturity of June 2011, the lender has the right to accept or reject drafts presented for discounting.

        On June 30, 2010, we amended certain credit facilities used by certain of our Australian subsidiaries (the "Australian Credit Facilities"). The amendment, among other things, extended the maturity of the facility to June 2015 and amended the interest rate to the Australian index rate plus a margin of 3.75% for borrowings under the revolving facility and 3.5% for borrowings under the term facility, so long as a guarantee remains in place from Huntsman Corporation. In addition, the amendment provides that the revolving facility collateral includes the secured interest in certain receivables. As of September 30, 2010, the aggregate balance outstanding under the Australian Credit Facilities was A$30 million (approximately $30 million, of which $16 million is classified as Current portion of long term debt on the accompanying condensed consolidated balance sheets).

        During the third quarter of 2010, we incurred other debt related to the financing of our insurance premiums in connection with our annual renewal in July 2010. As of September 30, 2010, the outstanding amount of financed insurance premiums was $23 million, all of which was classified as Current portion of debt on the accompanying condensed consolidated balance sheets (unaudited). The insurance premium financing is secured by the prepaid insurance premiums.

Intercompany Note

        Under an existing promissory note (the "Intercompany Note"), we have provided financing to Huntsman International. As of September 30, 2010, the outstanding total balance of the Intercompany Note was $535 million. Under the agreements governing the Senior Credit Facilities, Huntsman International cannot repay amounts under the Intercompany Note if there are any outstanding revolving loans, swing line loans or outstanding letters of credit that are not cash collateralized, unless, before and after giving effect to such payment on a pro forma basis, Huntsman International is currently in compliance with the leverage covenant in the Senior Credit Facilities (the "Leverage Covenant"). During the nine months ended September 30, 2010, Huntsman International repaid a net $15 million under the Intercompany Note. As of September 30, 2010, and in accordance with the limitation contained in the agreements governing our Senior Credit Facilities as described above, Huntsman International would be permitted to repay the entire $535 million balance on the Intercompany Note.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

        The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2010 on the accompanying condensed consolidated balance sheets (unaudited). As of September 30, 2010, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility). Subject to the conditions of the Senior Credit Facilities, with our consent, the principal and accrued interest outstanding under the Intercompany Note may also be forgiven, capitalized or satisfied with any alternate form of consideration.

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is no more than 3.75 to 1.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. To the extent applicable, we perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge or to the extent that the hedge is ineffective, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive (loss) income.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2010, we had approximately $168 million notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of September 30, 2010, the fair value of the hedge was $3 million and is recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of September 30, 2010, the fair value of the hedge was $3 million and is recorded in other noncurrent liabilities.

        Beginning in 2009, AAC entered into a 12 year floating to fixed interest rate contract providing to us LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of AAC as of July 1, 2010, the interest rate contract is now consolidated by Huntsman International. See Note 6. "Variable Interest Entities." The notional amount of the hedge as of September 30, 2010 is $63 million and the interest rate contract is not designated as a cash flow hedge. As of September 30,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

2010, the fair value of the hedge was $7 million and was recorded in Other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited). For the quarter ended September 30, 2010 we recorded interest expense of $1 million.

        In conjunction with the issuance of our 2020 Subordinated Notes, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity, March 15, 2015, we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of September 30, 2010, the fair value of this swap was $15 million and was recorded as noncurrent assets in our condensed consolidated balance sheet (unaudited). For the three and nine months ended September 30, 2010, the effective portion of the changes in the fair value of $(34) million and $3 million, respectively, was recorded in other comprehensive income, with the ineffective portion of $(2) million and $12 million, respectively, recorded as an (addition) reduction to interest expense. On July 15, 2010, we changed the method of assessing the effectiveness of this hedge from the spot method to the forward method, which we believe will reduce the ineffective portion and lower volatility in interest expense in future periods.

        For the three and nine months ended September 30, 2010, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2010, we have designated approximately €338 million ($459 million) of euro-denominated debt and the cross-currency interest rate swap as a hedge of our net investments. For the three and nine months ended September 30, 2010, the amount of (loss) gain recognized on the hedge of our net investments was $(60) million and $28 million, respectively and was recorded in other comprehensive loss. As of September 30, 2010, we had €1,174 million (approximately $1,594 million) in net euro assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE

        The fair values of our financial instruments were as follows (dollars in millions):

Huntsman Corporation

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$9	$9	$10	$10
Cross-currency interest rate contracts	15	15	—	—
Interest rate contracts	(13)	(13)	1	1
Long-term debt (including current portion)	(4,337)	(4,457)	(4,212)	(4,390)

Huntsman International

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$9	$9	$10	$10
Cross-currency interest rate contracts	15	15	—	—
Interest rate contracts	(13)	(13)	1	1
Long-term debt (including current portion)	(4,337)	(4,457)	(3,976)	(3,951)

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

        The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2010, and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$9	$9	$—	$—
Derivatives:
Cross-currency interest rate contract(1)	15	—	—	15

Total assets	$24	$9	$—	$15

Liabilities:
Derivatives:
Interest rate contracts(2)	$13	$—	$13	$—

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE (Continued)

        The following table shows a reconciliation of beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Three months ended September 30, 2010		Nine months ended September 30, 2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contract	Total	Retained Interest in Securitized Receivables	Cross-Currency Interest Rate Contract	Total
Beginning balance	$51	$51	$262	$—	$262
Total gains or losses
Included in earnings (or changes in net assets)	(2)	(2)	—	12	12
Included in other comprehensive income (loss)	(34)	(34)	—	3	3
Purchases, issuances, sales and settlements(1)	—	—	(262)	—	(262)

Ending balance	$15	$15	$—	$15	$15

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2010	$(2)	$(2)	$—	$12	$12

(1)
Upon adoption of ASU 2009-16, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, beginning January 1, 2010, the amounts outstanding under the A/R Programs were accounted for as secured borrowings and the retained interest in securitized receivables was no longer relevant.

        Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the three months and nine months ended September 30, 2010 are reported in interest expense and other comprehensive loss as follows (dollars in millions):

	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Interest Expense	Other comprehensive income (loss)	Interest Expense	Other comprehensive income (loss)
Total net (losses) gains included in earnings	$(2)	$—	$12	$—
Changes in unrealized gains (losses) relating to assets still held at June 30, 2010	(2)	(34)	12	3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009 were as follows (dollars in millions):

  Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$15	$13	$—	$3
Interest cost	35	36	1	3
Expected return on assets	(39)	(37)	—	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of actuarial loss	6	8	1	(3)
Special termination benefits	—	1	—	—

Net periodic benefit cost	$16	$20	$1	$2

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$48	$46	$2	$5
Interest cost	106	106	5	7
Expected return on assets	(121)	(107)	—	—
Amortization of prior service cost	(4)	(4)	(2)	(2)
Amortization of actuarial loss	18	25	1	(2)
Special termination benefits	—	2	—	—
Curtailment gain	—	(1)	—	—

Net periodic benefit cost	$47	$67	$6	$8

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE BENEFIT PLANS (Continued)

  Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$15	$13	$—	$3
Interest cost	35	36	1	3
Expected return on assets	(39)	(37)	—	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of actuarial loss	7	10	1	(3)
Special termination benefits	—	1	—	—

Net periodic benefit cost	$17	$22	$1	$2

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$48	$46	$2	$5
Interest cost	106	106	5	7
Expected return on assets	(121)	(107)	—	—
Amortization of prior service cost	(4)	(4)	(2)	(2)
Amortization of actuarial loss	22	30	1	(2)
Special termination benefits	—	2	—	—
Curtailment gain	—	(1)	—	—

Net periodic benefit cost	$51	$72	$6	$8

        During the nine months ended September 30, 2010 and 2009, we made contributions to our pension and other postretirement benefit plans of $100 million and $115 million, respectively. During the remainder of 2010, we expect to contribute an additional amount of $21 million to these plans.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        On each of September 30, June 30 and March 31, 2010, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of September 15, June 15 and March 15, 2010, respectively. On each of September 30, June 30 and March 31, 2009 we paid cash dividends of approximately $24 million, or $0.10 per share, to common stockholders of record as of September 15, June 15 and March 15, 2009, respectively.

13. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)		Three Months Ended		Nine Months Ended
	September 30, 2010	December 31, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Foreign currency translation adjustments, net of tax of $20 and $15 as of September 30, 2010 and December 31, 2009, respectively	$304	$274	$143	$28	$30	$68
Pension and other postretirement benefit adjustments, net of tax of $98 and $102 as of September 30, 2010 and December 31, 2009, respectively	(568)	(580)	2	9	12	20
Other comprehensive income (loss) of unconsolidated affiliates	7	7	—	—	—	(3)
Other, net	2	6	1	1	(4)	1

Total	(255)	(293)	146	38	38	86
Amounts attributable to noncontrolling interests	6	6	—	(1)	—	(1)

Amounts attributable to Huntsman Corporation	$(249)	$(287)	$146	$37	$38	$85

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Huntsman International

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)		Three Months Ended		Nine Months Ended
	September 30, 2010	December 31, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Foreign currency translation adjustments, net of tax of $7 and $2 as of September 30, 2010 and December 31, 2009, respectively	$303	$273	$144	$27	$30	$68
Pension and other postretirement benefit adjustments, net of tax of $130 and $134 as of September 30, 2010 and December 31, 2009, respectively	(619)	(635)	3	11	16	24
Other comprehensive income (loss) of unconsolidated affiliates	7	7	—	—	—	(3)
Other, net	(3)	1	1	1	(4)	1

Total	(312)	(354)	148	39	42	90
Amounts attributable to noncontrolling interests	6	6	—	(1)	—	(1)

Amounts attributable to Huntsman International LLC	$(306)	$(348)	$148	$38	$42	$89

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

	Nine months ended September 30,
	2010	2009
Unresolved at beginning of period	1,138	1,140
Tendered during period	23	13
Resolved during period(1)	21	14
Unresolved at end of period	1,140	1,139

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

        We have never made any payments with respect to these cases. As of September 30, 2010, we had an accrued liability of $16 million relating to these cases and a corresponding receivable of $16 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2010.

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

	Nine months ended September 30,
	2010	2009
Unresolved at beginning of period	39	43
Filed during the period	3	1
Resolved during period	2	3
Unresolved at end of period	40	41

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $200,000 and nil during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had an accrual of $225,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2010.

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

        In addition, we and the other Polyether Polyol defendants have also been named as defendants in three civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in MDL No. 1616. While these opt out plaintiffs make similar claims as the class plaintiffs, the court denied defendants' motion to dismiss claims of improper activity outside the class period. Accordingly, the relevant time frame for these cases is 1994-2006. These cases are referred to as the "direct action cases" and are pending in the U.S. District Court for the District of New Jersey.

        Merits discovery was consolidated in MDL No. 1616 for both the class and direct action cases and is ongoing. The trial is currently scheduled for May 2012.

        Two purported class action cases filed May 5 and 17, 2006 pending in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, by direct

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

purchasers of MDI, TDI and polyether polyols and by indirect purchasers of these products remain largely dormant although the plaintiffs have recently filed papers seeking class certification. A purported class action case filed February 15, 2002 by purchasers of products containing rubber and urethanes products and pending in Superior Court of California, County of San Francisco is stayed pending resolution of MDL No. 1616. Finally, we have been named in a proposed third amended complaint by indirect purchasers of MDI, TDI, polyether polyols and polyester polyols pending against Bayer and Chemtura in the U.S. District Court for the District of Massachusetts. The matter is currently stayed pending a settlement of previously asserted claims against Bayer and Chemtura. We opposed the motion for leave to file the proposed amended complaint adding us as a defendant in that action. The plaintiffs in each of these matters make similar claims against the defendants as the class plaintiffs in MDL No. 1616.

        We have been named as a defendant in two purported class action civil antitrust suits alleging that we and our co-defendants and other co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The cases were filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland and a consolidated complaint was filed on April 12, 2010. The other defendants named in this matter are E.I. du Pont de Nemours and Company, Kronos Worldwide Inc., Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). Together with our co-defendants we have filed a motion to dismiss this litigation.

        In all of the antitrust litigation currently pending against us, the plaintiffs generally are seeking injunctive relief, treble damages, costs of suit and attorneys fees.

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

Port Arthur Plant Fire Insurance Litigation

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance through International Risk Insurance Company ("IRIC"), our captive insurer, and certain reinsurers (the "Reinsurers"). The property damage and business interruption insurance was subject to a combined deductible of $60 million. We, together with IRIC, asserted claims to the Reinsurers related to losses occurring as a result of this fire. On August 31, 2007, the Reinsurers brought an action against us in the U.S. District Court for the Southern District of Texas. The action sought to compel us to arbitrate with the Reinsurers to resolve disputes related to our claims or, in the alternative, to declare judgment in favor of the Reinsurers. Pursuant to a December 29, 2008 agreement, we participated with the Reinsurers in binding arbitration. We paid our deductible on the claim of $60 million and were paid $365 million by the Reinsurers prior to the commencement of binding arbitration. On May 14, 2010, we entered into a settlement agreement with the Reinsurers, including those Reinsurers that did not participate in the arbitration proceedings, that

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

resolved the remainder of our insurance claim for a total amount of $110 million. The Reinsurers completed the payment of this amount on June 15, 2010. For more information, see "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

Guarantees

        AAC obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents), of which $192 million was drawn and outstanding as of September 30, 2010. We have provided certain guarantees of approximately $14 million for these commitments and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. A $1 million guarantee will be provided after project completion. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

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

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2010 and 2009, our capital expenditures for EHS matters totaled $47 million and $28 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

REMEDIATION LIABILITIES

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of waste that was disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.

        Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 10 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities.

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho believed to have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service notified us that we are a CERCLA Potentially Responsible Party (a "PRP") for the mine site involving selenium-contaminated surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a Remedial Investigation/Feasibility Study (an "RI/FS"). In 2009, the Forest Service notified the three PRPs (our Company, Nu-West and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

conjunction with Wells Cargo, we agreed to jointly comply with a unilateral administrative order (a "UAO") to conduct an RI/FS of the entire West Ridge of the site, although we are alleged to have had only a limited historical presence in the investigation area. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. We continue to coordinate with our insurers regarding policy coverage in this matter. On June 15, 2010, we received the UAO which had been executed by the Forest Service. At this time, we are unable to estimate the cost of the RI/FS or our ultimate liability in this matter, but we do not believe it will be material to our financial condition.

        In addition, under the Resource Conservation and Recovery Act, or RCRA, and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements under RCRA authority. Similar laws exist in a number of locations in which we currently operate manufacturing facilities, such as Australia, Switzerland and Italy.

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

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environmental Protection Authority, Victoria, Australia (the "EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. As a consequence, we have entered into negotiations regarding the form of the financial assurance with EPA Victoria. We can provide no assurance that the agency will agree with our proposal, will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. This facility has been closed and demolition commenced in May 2010. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site.

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

        By letter of March 15, 2010, the U.S. Department of Justice (the "DOJ") notified us that the U.S. Environmental Protection Agency (the "EPA") has requested that the DOJ bring an action in federal court against us and other PRPs for recovery of costs incurred by the U.S. in connection with releases of hazardous substances from the State Marine Superfund Site in Port Arthur, Texas. As of August 31, 2007, the EPA had incurred and paid approximately $2.8 million in unreimbursed response costs related to the site. Prior to filing the complaint, the DOJ requested that PRPs sign and return a standard tolling agreement (from March 31, 2010 through September 30, 2010) and participate in settlement discussions. We originally responded to an information request regarding this site on March 7, 2005 and identified historical transactions associated with a predecessor of a company we acquired. The prior owners have contractually agreed to indemnify us in this matter. While the DOJ is aware of the indemnity, we may be required to participate in future settlement discussions; therefore, on March 29, 2010, we submitted the signed tolling agreement and offer to negotiate to the DOJ. The tolling agreement has since been extended until March 31, 2011.

        Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the total cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $45 million and $41 million for environmental liabilities as of September 30, 2010 and December 31, 2009, respectively. Of these amounts, $8 million and $5 million were classified as accrued liabilities in our consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively, and $36 million were classified as other noncurrent liabilities in our consolidated balance sheets for both September 30, 2010 and December 31, 2009. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

REGULATORY DEVELOPMENTS

Reach Regulations

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the European Economic Area ("EEA") more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals where there are no suitable alternative substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances we purchase or manufacture in, or import into, the EEA. We met pre-registration REACH compliance requirements by the November 30, 2008 regulatory deadline, with the exception of pre-registrations for two substances, for a total of 1,850 pre-registrations for substances that we intend to register. We are currently proceeding with the registration of the two substances as provided for under REACH, as well as of the high-volume and high-priority chemicals under the program, which must be registered no later than November 30, 2010. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $3 million, $2 million and $3 million during the years ended December 31, 2009, 2008 and 2007, respectively, on REACH compliance. However, we cannot provide assurance that these recent expenditures will be indicative of future amounts required for REACH compliance.

Greenhouse Gas Regulation

        Although the existence of binding emissions limitations under the Kyoto Protocol after 2012 is in doubt, we expect our operations to be subject to increasing greenhouse gas ("GHG") regulations. Even in the absence of a new global agreement to limit GHGs, we may be subject to additional regulation under the European Union Emissions Trading System as well as new national and regional GHG trading programs. For example, our operations in Australia and selected U.S. states and Canadian provinces may be subject to future GHG regulations under contemplated national or regional emissions trading systems.

        Because the United States has yet to pass federal climate change legislation, domestic GHG efforts are likely to be guided by EPA regulations in the near future. While EPA's GHG programs are

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

currently subject to judicial challenge, our domestic operations may become subject to EPA's regulatory requirements when implemented. In particular, expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration Requirements under EPA's Tailoring Rule. In addition, certain aspects of our operations may be subject to GHG monitoring and reporting requirements. If we are subject to EPA GHG regulations, we may face increased monitoring, reporting, and compliance costs.

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

Chemical Facility Anti-Terrorism Rulemaking

        The U.S. Department of Homeland Security ("DHS") issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in threshold quantities on the Appendix A list were required to submit a "Top Screen" questionnaire to DHS in 2008. In early 2008, we submitted Top Screens for all of our covered facilities. After reviewing the Top Screens, DHS determined that four of our sites were "High Risk" facilities. As a result, we were required to perform security vulnerability assessments at the High Risk sites. The security vulnerability assessments were completed and sent to DHS during the fourth quarter of 2008. Based on their assessment of the security vulnerability assessments, we received notice from DHS that one of our sites was elevated to a high security risk tier. The DHS determined the other three sites to be lower security risk tiers. The three lower-tiered sites have submitted Site Security Plans ("SSPs") to the DHS. The SSPs are based on a list of 18 risk-based performance standards, but security improvements recommended from the SSPs are not anticipated to be material. The high tiered site also submitted an SSP to the DHS, and security upgrades as a result of DHS requirements are estimated to cost $8 million to $10 million to be spent during 2011 and 2012.

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

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in numerous cases in U.S. courts that allege MTBE contamination in groundwater. The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. Between 2007 and 2009, we were named as a defendant in 18 of these lawsuits in New York state and federal courts, which we settled in an amount immaterial to us.

        It is possible that we could be named as a defendant in existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

INDIA INVESTIGATION

        During the third quarter of 2010, we completed an internal investigation of the operations of Petro Araldite Pvt. Ltd. ("PAPL"), our majority owned joint venture in India. PAPL manufactures base liquid resins, base solid resins and formulated products in India. The investigation initially focused on allegations of illegal disposal of hazardous waste and waste water discharge and related reporting irregularities. Based upon preliminary findings, the investigation was expanded to include a review of the production and off-book sales of certain products and waste products. The investigation included the legality under Indian law and U.S. law, including the U.S. Foreign Corrupt Practices Act, of certain payments made by employees of the joint venture to government officials in India. Records at the facility covering nine months in 2009 and early 2010 show that less than $11,000 in payments were made to officials for that period; in addition, payments in unknown amounts may have been made by individuals from the facility in previous years.

        In May and September 2010, PAPL fully disclosed the environmental noncompliance issues to the local Indian environmental agency, the Tamil Nadu Pollution Control Board. All environmental compliance and reporting issues have been addressed to the agency's satisfaction other than the use of freshwater for the dilution of wastewater effluent discharges and the remediation of several off-site solid waste disposal areas. Also in May 2010, we voluntarily contacted the SEC and the DOJ to advise them of our investigation and that we intend to cooperate fully with each of them. We met with the SEC and the DOJ in early October to discuss this matter. Steps have been taken to halt all known illegal or improper activity. These steps included the termination of employment of management employees as appropriate.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        No conclusions can be drawn at this time as to whether any government agencies will open formal investigations of these matters or what remedies such agencies may seek. Governmental agencies could assess material civil and criminal penalties and fines against PAPL and potentially against us and could issue orders that adversely affect the operations of PAPL. We cannot, however, determine at this time the magnitude of the penalties and fines that could be assessed, the total costs to remediate the prior noncompliance or the effects of implementing any necessary corrective measures on the PAPL's operations.

16. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. We were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of September 30, 2010, we had 12 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost under the Stock Incentive Plan for our Company and Huntsman International was as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Huntsman Corporation	$8	$5	$20	$14
Huntsman International	$6	$5	$17	$10

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $5 million and $4 million for each of the nine months ended September 30, 2010 and 2009, respectively.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Dividend yield	NA	5.2%	3.0%	15.4%
Expected volatility	NA	70.8%	69.0%	70.4%
Risk-free interest rate	NA	2.9%	3.1%	2.5%
Expected life of stock options granted during the period	NA	6.6 years	6.6 years	6.6 years

        During the three months ended September 30, 2010, no stock options were granted.

        A summary of stock option activity under the Stock Incentive Plan as of September 30, 2010 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2010	11,677	$11.30
Granted	654	13.50
Exercised	(863)	2.59
Forfeited	(75)	21.27

Outstanding at September 30, 2010	11,393	12.02	7.1	$48

Exercisable at September 30, 2010	6,800	17.30	6.0	13

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2010 was $6.97 per option. As of September 30, 2010, there was $5 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

        The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $9 million. During the nine months ended September 30, 2009, no stock options were exercised.

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

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of September 30, 2010 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2010	3,428		$5.20	1,880	$3.61
Granted	1,015		12.96	472	13.50
Vested	(1,278	)(1)	7.10	(656)	4.44
Forfeited	(23)		2.59	(22)	5.88

Nonvested at September 30, 2010	3,142		6.95	1,674	6.04

(1)
As of September 30, 2010, a total of 329,132 restricted stock units were vested, of which 65,733 vested during the nine months ended September 30, 2010. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of September 30, 2010, there was $27 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The value of share awards that vested during the nine months ended September 30, 2010 and 2009 was $18 million and $11 million, respectively.

17. CASUALTY LOSSES AND INSURANCE RECOVERIES

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance through IRIC, and the Reinsurers. The property damage and business interruption insurance was subject to a combined deductible of $60 million. We, together with IRIC, asserted claims to the Reinsurers related to losses occurring as a result of this fire. Our claims were the subject of litigation and an arbitration proceeding with certain of the Reinsurers.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. (EXPENSES) INCOME ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION (Continued)

        Expenses associated with the Terminated Merger and related litigation for the three and nine months ended September 30, 2010 were $3 million and $4 million, respectively, and were primarily comprised of $3 million of bonuses paid to certain members of the Board of Directors, upon the recommendation of an independent committee of the Board of Directors, for their efforts in connection with the litigation with Hexion and Apollo following the Terminated Merger. During the three months ended September 30, 2009, we recorded $2 million of legal fees related to the Texas Bank Litigation and, during the nine months ended September 30, 2009, we reported income of $835 million related principally to the gain recognized in connection with the Texas Bank Litigation Settlement Agreement, offset in part by legal fees and employee retention bonuses.

19. INCOME TAXES

        For the three months and nine months ended September 30, 2010 we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense.

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdictional basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. During the nine months ended September 30, 2010, we released a valuation allowance of $14 million on our Australia net deferred tax assets, primarily as a result of discontinuing the operations of the styrenics business.

        During the nine months ended September 30, 2010, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit of approximately $6 million, resulting from the settlement of tax audits, the effective settlement of certain tax positions and the expiration of statutes of limitations net of current year additions.

HUNTSMAN CORPORATION

        In addition to the tax benefits resulting from the valuation allowance release and the unrecognized tax benefit items discussed above, during the nine months ended September 30, 2010, we recognized $17 million of tax benefit on the $169 million of loss on early extinguishment of debt (the majority of the loss is not tax deductible for tax purposes). During the nine months ended September 30, 2009, we recorded discrete tax expense of $309 million related to the $835 million of income related to the Terminated Merger and related litigation and we recorded a valuation allowance of $146 million against the net deferred tax assets in the U.K. Excluding these items, we recorded income tax expense of $83 million and $62 million for the nine months ended September 30, 2010 and 2009, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. INCOME TAXES (Continued)

HUNTSMAN INTERNATIONAL

        In addition to the tax benefits resulting from the valuation allowance release and the unrecognized tax benefit items discussed above, during the nine months ended September 30, 2010, Huntsman International recognized $9 million of tax benefit on the $23 million of loss on early extinguishment of debt and during the nine months ended September 30, 2009, Huntsman International recorded a valuation allowance of $156 million against the net deferred tax assets in the U.K. Excluding these items, Huntsman International recorded income tax expense of $85 million and $47 million, for the nine months ended September 30, 2010 and 2009, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

20. DISCONTINUED OPERATIONS

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. The following results of operations of our former Australian styrenics business and other corporate assets held for sale have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$8	$34	$43	$67
Costs and expenses	(10)	(94)	(72)	(133)

Operating (loss) income	(2)	(60)	(29)	(66)
Income tax benefit	3	68	12	68

Income (loss) from discontinued
operations, net of tax	$1	$8	$(17)	$2

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

        During the three and nine months ended September 30, 2010, we recorded after tax (loss) income from discontinued operations related to our former U.S. base chemicals and North American polymers businesses of $(2) million and $65 million, respectively, which consisted primarily of a $110 million pretax gain recorded in connection with the final settlement of insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by income taxes and legal fees related to the arbitration of the fire insurance claim. See "Note 17. Casualty Losses and Insurance Recoveries." During the three and nine months ended September 30, 2009, we recorded an after tax loss from

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. DISCONTINUED OPERATIONS (Continued)

discontinued operations of $2 million each, related primarily to the revaluation of outstanding product exchange liabilities related to our former U.S. base chemicals business and legal fees related to the arbitration of the insurance claims on the 2006 fire at our former Port Arthur, Texas olefins manufacturing plant.

        U.S. tax law provides for a tax return deduction on investments that are deemed "worthless" for U.S. tax purposes. In connection with the September 2009 announcement of the closure of our former Australian styrenics operations, we concluded that our investment in our Australian styrenics business was worthless for U.S. tax purposes. As a result, we recorded a net tax benefit of $68 million related to the cumulative investments in our Australian styrenics business during the third quarter of 2009.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. NET INCOME (LOSS) PER SHARE (Continued)

        Basic and diluted income (loss) per share is determined using the following information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Basic and diluted income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$56	$(74)	$(51)	$48
Convertible notes interest expense, net of tax	—	—	—	—

Income (loss) from continuing operations attributable to Huntsman Corporation—diluted	56	(74)	(51)	48

Basic and diluted net income (loss):
Net income (loss) attributable to Huntsman Corporation—basic	55	(68)	(3)	48
Convertible notes interest expense, net of tax	—	—	—	—

Net income (loss) attributable to Huntsman Corporation—diluted	$55	$(68)	$(3)	$48

Shares (denominator):
Weighted average shares outstanding	236.4	234.0	235.9	233.9
Dilutive securities:
Stock-based awards	4.6	—	—	4.2
Convertible notes conversion	—	—	—	—

Total dilutive shares outstanding	241.0	234.0	235.9	238.1

        Additional stock-based awards of 6.9 million and 6.4 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2010 and 2009, respectively, and additional stock-based awards of 7.1 million and 6.5 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2010 and 2009. The Convertible Notes would have had a weighted average effect of 1.2 million shares of common stock for the nine months ended September 30, 2010 and interest expense, net of tax, of $1 million would have been included as an adjustment to the numerator of the diluted loss per share calculation for the nine months ended September 30, 2010. However, these stock-based awards and the potential effect of assumed conversion of the Convertible Notes were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

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

        During the third quarter of 2010, we began reporting the amounts outstanding under our accounts receivable securitization programs as part of our Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments segments. These amounts were previously reported in our Corporate and other segment. In addition, we eliminated intercompany balances from the assets of each reportable segment. All segment information for prior periods has been restated to reflect these changes.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales:
Polyurethanes	$960	$869	$2,659	$2,164
Performance Products	678	540	1,963	1,522
Advanced Materials	318	273	929	785
Textile Effects	190	173	598	504
Pigments	327	262	883	712
Eliminations	(72)	(42)	(194)	(86)

Total	$2,401	$2,075	$6,838	$5,601

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$102	$137	$224	$249
Performance Products	99	84	275	178
Advanced Materials	42	29	127	38
Textile Effects	7	(25)	—	(56)
Pigments	64	4	139	(51)
Corporate and other(2)	(54)	(58)	(308)	722

Subtotal	260	171	457	1,080
Discontinued Operations(3)	(3)	(64)	76	(69)

Total	257	107	533	1,011
Interest expense, net	(64)	(65)	(168)	(178)
Income tax expense—continuing operations	(41)	(68)	(46)	(517)
Income tax (expense) benefit—discontinued operations	2	70	(27)	70
Depreciation and amortization	(99)	(112)	(295)	(338)

Net income (loss) attributable to
Huntsman Corporation	$55	$(68)	$(3)	$48

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$102	$137	$224	$249
Performance Products	99	84	275	178
Advanced Materials	42	29	127	38
Textile Effects	7	(25)	—	(56)
Pigments	64	4	139	(51)
Corporate and other(2)	(51)	(56)	(148)	(109)

Subtotal	263	173	617	249
Discontinued Operations(3)	(3)	(64)	76	(69)

Total	260	109	693	180
Interest expense, net	(69)	(64)	(182)	(177)
Income tax expense—continuing operations	(40)	(49)	(56)	(203)
Income tax (expense) benefit—discontinued operations	2	70	(27)	70
Depreciation and amortization	(95)	(107)	(279)	(321)

Net income (loss) attributable to
Huntsman International LLC	$58	$(41)	$149	$(451)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

	September 30, 2010	December 31, 2009
Huntsman Corporation:
Total Assets(4):
Polyurethanes	$3,142	$3,039
Performance Products	1,984	1,629
Advanced Materials	1,146	976
Textile Effects	817	689
Pigments	1,322	1,287
Corporate and other(2)	455	1,006

Total	$8,866	$8,626

	September 30, 2010	December 31, 2009
Huntsman International LLC
Total Assets(4):
Polyurethanes	$3,068	$2,956
Performance Products	1,974	1,617
Advanced Materials	1,146	976
Textile Effects	817	689
Pigments	1,266	1,224
Corporate and other(2)	128	231

Total	$8,399	$7,693

(1)
Segment EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, income (expenses) associated with the Terminated Merger and related litigation (Huntsman Corporation only), net income (loss) attributable to noncontrolling interests, unallocated restructuring, impairment and plant closing costs, step accounting impacts (Huntsman Corporation only) and non-operating income and expense.

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

(4)
During the third quarter of 2010, we began reporting the amounts outstanding under the A/R Programs as part of our Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments segments. These amounts were previously reported in our Corporate and other segment. In addition, we eliminated intercompany balances from the assets of each reportable segment. All relevant information for prior periods has been reclassified to reflect these changes.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Subsidiary Guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. There are no contractual restrictions limiting transfers of cash from the Subsidiary Guarantors to Huntsman International. Each Subsidiary Guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$319	$9	$275	$—	$603
Restricted cash	—	—	8	—	8
Accounts and notes receivable, net	20	130	1,461	—	1,611
Accounts receivable from affiliates	1,233	2,544	73	(3,776)	74
Inventories	77	202	1,107	(11)	1,375
Prepaid expenses	9	30	38	(20)	57
Deferred income taxes	10	—	29	(5)	34
Other current assets	173	1	111	(149)	136

Total current assets	1,841	2,916	3,102	(3,961)	3,898
Property, plant and equipment, net	414	877	2,159	2	3,452
Investment in unconsolidated affiliates	4,726	1,403	131	(6,026)	234
Intangible assets, net	67	3	44	—	114
Goodwill	(18)	84	32	(4)	94
Deferred income taxes	249	—	128	(249)	128
Notes receivable from affiliates	49	950	7	(999)	7
Other noncurrent assets	67	182	223	—	472

Total assets	$7,395	$6,415	$5,826	$(11,237)	$8,399

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26	$189	$601	$—	$816
Accounts payable to affiliates	1,916	817	1,078	(3,775)	36
Accrued liabilities	91	230	482	(170)	633
Deferred income taxes	—	7	2	(7)	2
Note payable to affiliate	100	—	—	—	100
Current portion of debt	183	—	201	—	384

Total current liabilities	2,316	1,243	2,364	(3,952)	1,971
Long-term debt	3,415	12	526	—	3,953
Notes payable to affiliates	435	—	1,003	(999)	439
Deferred income taxes	11	172	72	(135)	120
Other noncurrent liabilities	180	138	501	—	819

Total liabilities	6,357	1,565	4,466	(5,086)	7,302
Equity
Huntsman International LLC members' equity:
Members' equity	3,042	4,427	2,209	(6,636)	3,042
Subsidiary preferred stock	—	—	1	(1)	—
(Accumulated deficit) retained earnings	(1,698)	176	(584)	408	(1,698)
Accumulated other comprehensive (loss) income	(306)	247	(285)	38	(306)

Total Huntsman International LLC members' equity	1,038	4,850	1,341	(6,191)	1,038
Noncontrolling interests in subsidiaries	—	—	19	40	59

Total equity	1,038	4,850	1,360	(6,151)	1,097

Total liabilities and equity	$7,395	$6,415	$5,826	$(11,237)	$8,399

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF DECEMBER 31, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$688	$24	$207	$—	$919
Restricted cash	—	—	5	—	5
Accounts and notes receivable, net	17	85	916	—	1,018
Accounts receivable from affiliates	1,040	2,178	83	(3,269)	32
Inventories	78	205	908	(7)	1,184
Prepaid expenses	11	27	21	(17)	42
Deferred income taxes	10	—	28	(5)	33
Other current assets	120	1	100	(112)	109

Total current assets	1,964	2,520	2,268	(3,410)	3,342
Property, plant and equipment, net	439	913	2,003	2	3,357
Investment in affiliates	4,314	1,139	106	(5,309)	250
Intangible assets, net	82	3	44	—	129
Goodwill	(19)	84	33	(4)	94
Deferred income taxes	236	—	118	(196)	158
Notes receivable from affiliates	63	988	8	(1,051)	8
Other noncurrent assets	40	129	186	—	355

Total assets	$7,119	$5,776	$4,766	$(9,968)	$7,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36	$177	$502	$—	$715
Accounts payable to affiliates	1,702	744	863	(3,268)	41
Accrued liabilities	86	210	447	(130)	613
Deferred income taxes	—	7	2	(7)	2
Note payable to affiliate	25	—	—	—	25
Current portion of debt	39	—	156	—	195

Total current liabilities	1,888	1,138	1,970	(3,405)	1,591
Long-term debt	3,675	12	94	—	3,781
Notes payable to affiliates	525	—	1,056	(1,051)	530
Deferred income taxes	11	82	68	(82)	79
Other noncurrent liabilities	194	144	527	—	865

Total liabilities	6,293	1,376	3,715	(4,538)	6,846
Equity
Huntsman International LLC members' equity:
Members' equity	3,021	4,464	1,986	(6,450)	3,021
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,847)	(125)	(636)	761	(1,847)
Accumulated other comprehensive (loss) income	(348)	61	(315)	254	(348)

Total Huntsman International LLC members' equity	826	4,400	1,036	(5,436)	826
Noncontrolling interests in subsidiaries	—	—	15	6	21

Total equity	826	4,400	1,051	(5,430)	847

Total liabilities and equity	$7,119	$5,776	$4,766	$(9,968)	$7,693

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$209	$701	$1,450	$—	$2,360
Related party sales	69	122	237	(387)	41

Total revenues	278	823	1,687	(387)	2,401
Cost of goods sold	228	687	1,452	(386)	1,981

Gross profit	50	136	235	(1)	420
Selling, general and administrative	56	22	124	—	202
Research and development	12	8	19	—	39
Other operating (income) expense	(10)	(32)	45	—	3
Restructuring, impairment and plant closing costs	1	—	3	—	4

Operating (loss) income	(9)	138	44	(1)	172
Interest (expense) income, net	(59)	10	(20)	—	(69)
Equity in income of investment in affiliates and subsidiaries	108	16	6	(127)	3
Loss on early extinguishment of debt	(7)	—	—	—	(7)
Other income	1	—	1	(1)	1

Income from continuing operations before income taxes	34	164	31	(129)	100
Income tax benefit (expense)	22	(53)	(9)	—	(40)

Income from continuing operations	56	111	22	(129)	60
Income (loss) from discontinued operations, net of tax	2	—	(3)	—	(1)

Net income	58	111	19	(129)	59
Net income attributable to noncontrolling interests	—	(1)	(2)	2	(1)

Net income attributable to Huntsman International LLC	$58	$110	$17	$(127)	$58

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$181	$575	$1,282	$—	$2,038
Related party sales	52	100	188	(303)	37

Total revenues	233	675	1,470	(303)	2,075
Cost of goods sold	167	537	1,330	(306)	1,728

Gross profit	66	138	140	3	347
Selling, general and administrative	27	30	157	—	214
Research and development	12	8	16	—	36
Other operating expense (income)	8	(18)	10	—	—
Restructuring, impairment and plant
closing costs	1	—	6	—	7

Operating income (loss)	18	118	(49)	3	90
Interest (expense) income, net	(57)	9	(16)	—	(64)
Loss on accounts receivable
securitization program	(1)	—	(2)	—	(3)
Equity in income (loss) of investment
in affiliates and subsidiaries	25	(207)	2	179	(1)
Loss on early extinguishment of debt	(21)	—	—	—	(21)
Other (expense) income	—	—	1	—	1

(Loss) income from continuing operations
before income taxes	(36)	(80)	(64)	182	2
Income tax (expense) benefit	(4)	23	(68)	—	(49)

Loss from continuing operations	(40)	(57)	(132)	182	(47)
(Loss) income from discontinued operations, net of tax	(1)	(2)	9	—	6

Net loss	(41)	(59)	(123)	182	(41)
Net loss attributable to noncontrolling interests	—	—	—	—	—

Net loss attributable to Huntsman International LLC	$(41)	$(59)	$(123)	$182	$(41)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$599	$1,858	$4,232	$—	$6,689
Related party sales	194	370	734	(1,149)	149

Total revenues	793	2,228	4,966	(1,149)	6,838
Cost of goods sold	659	1,924	4,298	(1,137)	5,744

Gross profit	134	304	668	(12)	1,094
Selling, general and administrative	126	66	433	—	625
Research and development	36	22	53	—	111
Other operating (income) expense	(37)	1	28	—	(8)
Restructuring, impairment and plant closing costs	3	—	21	—	24

Operating income	6	215	133	(12)	342
Interest (expense) income, net	(156)	28	(54)	—	(182)
Equity in income of investment in affiliates and subsidiaries	283	65	25	(353)	20
Loss on early extinguishment of debt	(23)	—	—	—	(23)
Other (expense) income	(9)	—	3	9	3

Income from continuing operations before income taxes	101	308	107	(356)	160
Income tax benefit (expense)	57	(88)	(25)	—	(56)

Income from continuing operations	158	220	82	(356)	104
(Loss) income from discontinued operations, net of tax	(9)	68	(11)	—	48

Net income	149	288	71	(356)	152
Net income attributable to noncontrolling interests	—	(2)	(4)	3	(3)

Net income attributable to Huntsman International LLC	$149	$286	$67	$(353)	$149

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$473	$1,553	$3,507	$—	$5,533
Related party sales	132	263	455	(782)	68

Total revenues	605	1,816	3,962	(782)	5,601
Cost of goods sold	499	1,450	3,679	(764)	4,864

Gross profit	106	366	283	(18)	737
Selling, general and administrative	83	95	420	—	598
Research and development	37	23	48	—	108
Other operating (income) expense	(19)	(33)	43	—	(9)
Restructuring, impairment and plant closing costs	7	2	74	—	83

Operating (loss) income	(2)	279	(302)	(18)	(43)
Interest (expense) income, net	(155)	29	(51)	—	(177)
Loss on accounts receivable securitization program	(4)	(3)	(6)	—	(13)
Equity in (loss) income of investment in affiliates and subsidiaries	(289)	(555)	5	840	1
Loss on early extinguishment of debt	(21)	—	—	—	(21)
Other expense (income)	(21)	—	1	21	1

Loss from continuing operations before income taxes	(492)	(250)	(353)	843	(252)
Income tax benefit (expense)	42	(38)	(207)	—	(203)

Loss from continuing operations	(450)	(288)	(560)	843	(455)
(Loss) income from discontinued operations, net of tax	(1)	(3)	4	—	—

Net loss	(451)	(291)	(556)	843	(455)
Net loss attributable to noncontrolling interests	—	—	4	—	4

Net loss attributable to Huntsman International LLC	$(451)	$(291)	$(552)	$843	$(451)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(311)	$(7)	$(5)	$(2)	$(325)

Investing activities:
Capital expenditures	(13)	(34)	(85)	—	(132)
Proceeds from insurance settlement as reimbursement of capital expenditures	—	34	—	—	34
Cash assumed in connection with the initial
consolidation of a VIE	—	—	11	—	11
Investment in unconsolidated affiliates, net of cash received	—	3	(2)	—	1
Investment in affiliate	(106)	(6)	—	112	—
Change in restricted cash	—	—	1	—	1
Increase in receivable from affiliate	(42)	—	—	—	(42)

Net cash used in investing activities	(161)	(3)	(75)	112	(127)
Financing activities:
Net repayments under revolving loan facilities	—	—	(7)	—	(7)
Revolving loan facility from A/R Programs	254	—	—	—	254
Net borrowings on overdraft facilities	—	—	6	—	6
Repayments of short-term debt	—	—	(153)	—	(153)
Borrowings on short-term debt	—	—	188	—	188
Repayments of long-term debt	(806)	—	(31)	—	(837)
Proceeds from issuance of long-term debt	700	—	25	—	725
Repayments of note payable to affiliate	(125)	—	—	—	(125)
Proceeds from notes payable to affiliate	110	—	—	—	110
Intercompany repayments	—	—	(5)	5	—
Repayments of notes payable	(29)	—	(7)	—	(36)
Borrowings on notes payable	33	—	5	—	38
Debt issuance costs paid	(25)	—	—	—	(25)
Call premiums paid related to early extinguishment of debt	(13)	—	—	—	(13)
Contribution from parent	—	(4)	120	(116)	—
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	—	(1)	—	1	—

Net cash (used in) provided by financing activities	103	(5)	141	(110)	129
Effect of exchange rate changes on cash	—	—	7	—	7

Decrease in cash and cash equivalents	(369)	(15)	68	—	(316)
Cash and cash equivalents at beginning of period	688	24	207	—	919

Cash and cash equivalents at end of period	$319	$9	$275	$—	$603

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$152	$114	$(39)	$—	$227

Investing activities:
Capital expenditures	(5)	(57)	(78)	—	(140)
Proceeds from sale of businesses/assets, net of adjustments	—	2	3	—	5
Acquisition of business	—	—	(31)	—	(31)
Decrease in receivable from affiliate	8	—	—	—	8
Investment in affiliate, net of cash received	(220)	(70)	19	271	—
Other, net	—	4	(2)	—	2

Net cash used in investing activities	(217)	(121)	(89)	271	(156)
Financing activities:
Net repayments under revolving loan facilities	—	—	(10)	—	(10)
Net repayments on overdraft facilities	—	—	(14)	—	(14)
Repayments of short-term debt	—	—	(120)	—	(120)
Borrowings from short-term debt	—	—	95	—	95
Repayments of long-term debt	(510)	—	(18)	—	(528)
Proceeds from issuance of long-term debt	864	—	10	—	874
Repayments of note payable to affiliate	(403)	—	—	—	(403)
Proceeds from note payable to affiliate	529	—	—	—	529
Intercompany borrowings	—	—	(50)	50	—
Repayments of notes payable	(33)	—	(19)	—	(52)
Borrowings on notes payable	42	—	18	—	60
Call premiums paid related to early extinguishment of debt	(14)	—	—	—	(14)
Debt issuance cost paid	(5)	—	—	—	(5)
Contribution from parent	236	6	315	(321)	236
Dividends paid to parent	(23)	—	—	—	(23)
Other, net	—	—	(1)	—	(1)

Net cash provided by financing activities	683	6	206	(271)	624
Effect of exchange rate changes on cash	—	—	6	—	6

Increase (decrease) in cash and cash equivalents	618	(1)	84	—	701
Cash and cash equivalents at beginning of period	—	3	84	—	87

Cash and cash equivalents at end of period	$618	$2	$168	$—	$788

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        With respect to Huntsman Corporation, certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Huntsman International is a limited liability company, and, pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, as amended, the safe-harbor for certain forward-looking statements is inapplicable to it.

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the nine months ended September 30, 2010 and 2009 of $6,838 million and $5,601 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. We ceased our Australian styrenics operations during the first quarter of 2010 and report the results of that business as discontinued operations. See "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

RECENT DEVELOPMENTS

2021 Subordinated Notes

        On September 24, 2010, Huntsman International completed a $350 million offering of 2021 Subordinated Notes. We used the net proceeds of $343 million to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€132 million (approximately $177 million)) and a portion of U.S. dollar senior subordinated notes due 2014 ($159 million of which settled on October 12, 2010). See "Note 8. Debt—Transactions Affecting our Debt—Redemption of Notes." As of September 30, 2010, $159 million of these notes were classified as Current portion of long term debt on the accompanying condensed consolidated balance sheets (unaudited).

        On October 28, 2010, the Company announced that it had priced an issuance of an additional $180 million principal amount of 2021 Subordinated Notes through Huntsman International. The closing of the offering is expected to occur on November 12, 2010, subject to satisfaction of customary closing conditions. The Company intends to use approximately all of the net proceeds to redeem the remaining $188 million aggregate principal amount of its outstanding 7.875% senior subordinated notes due 2014, including the payment of accrued interest.

Note Redemptions

        On October 12, 2010, Huntsman International repaid $159 million of its 7.875% senior subordinated notes due 2014. The amount paid to redeem the notes, excluding accrued interest, was $165 million, which included principal of $159 million and premium of $6 million. During the fourth quarter of 2010, we expect to recognize a loss on early extinguishment of debt of approximately $7 million related to the partial redemption of these notes.

        On September 27, 2010, Huntsman International repaid €132 million (approximately $177 million) of its 6.875% senior subordinated notes due 2013. The amount paid to redeem the notes, excluding accrued interest, was €137 million (approximately $183 million), which included principal of €132 million (approximately $177 million) and premium of €5 million (approximately $6 million). As of September 30, 2010, the 6.875% senior subordinated notes due 2013 have a remaining balance of €84 million (approximately $113 million).

        For more information, see "Note 8. Debt—Transactions Affecting Our Debt—Redemption of Notes" to our condensed consolidated financial statements (unaudited).

Appointment of Director

        On August 4, 2010, our Board of Directors, upon the recommendation of its Nominating and Corporate Governance Committee, acted to increase the size of our board from nine directors to 10 directors. On the same date, also upon the recommendation of the Nominating and Corporate Governance Committee, the board appointed Sir Robert Margetts as a director. Sir Robert was appointed to fill the vacancy created by the expansion of the board and will serve as a Class III director for a term that expires at our 2013 annual meeting of stockholders.

OUTLOOK

        We believe that global demand for most of our products is continuing to recover. We have also seen a significant recovery in margins. As a result, our earnings are improving, and we anticipate that our earnings will continue to improve in the near term, taking into account typical fourth quarter seasonality. Nevertheless, we recognize that there are significant continuing economic risks that could materially impact our earnings performance.

        Our management has used 2007 as a benchmark for a normalized demand environment. In the third quarter 2010, our total sales volumes exceeded our total sales volumes for the same period in 2007; however, with a very different product and geographic profile. Notably, sales volumes at our Advanced Materials and Textile Effects segments remain below 2007 levels. All of our businesses have returned to historical average profitability levels with the exception of our Textile Effects and Polyurethanes businesses. While we anticipate that our raw material and energy costs will remain at elevated levels in response to increased demand, we expect that margins of these businesses will increase toward historical norms over time.

        Our management believes that our strategic and financial approach to the operation of our business—focusing on growth in Asia and other emerging markets and debt reduction—will allow us to continue achieving strong earnings performance.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions):

Huntsman Corporation

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2010	2009		2010	2009
Revenues	$2,401	$2,075	16%	$6,838	$5,601	22%
Cost of goods sold	1,986	1,733	15%	5,757	4,877	18%

Gross profit	415	342	21%	1,081	724	49%
Operating expenses	244	250	(2)%	741	705	5%
Restructuring, impairment and plant closing costs	4	7	(43)%	24	83	(71)%

Operating income (loss)	167	85	96%	316	(64)	NM
Interest expense, net	(64)	(65)	(2)%	(168)	(178)	(6)%
Loss on accounts receivable securitization program	—	(3)	NM	—	(13)	NM
Equity in income (loss) of investment in unconsolidated affiliates	3	(1)	NM	20	1	NM
Loss on early extinguishment of debt	(7)	(21)	(67)%	(169)	(21)	705%
(Expenses) income associated with the Terminated Merger and related litigation	(3)	(2)	50%	(4)	835	NM
Other income	2	1	100%	3	1	200%

Income (loss) from continuing operations before income taxes	98	(6)	NM	(2)	561	NM
Income tax expense	(41)	(68)	(40)%	(46)	(517)	(91)%

Income (loss) from continuing operations	57	(74)	NM	(48)	44	NM
(Loss) income from discontinued operations, net of tax	(1)	6	NM	48	—	NM

Net income (loss)	56	(68)	NM	—	44	NM
Net (income) loss attributable to noncontrolling interests	(1)	—	NM	(3)	4	NM

Net income (loss) attributable to Huntsman Corporation	55	(68)	NM	(3)	48	NM
Interest expense, net	64	65	(2)%	168	178	(6)%
Income tax expense from continuing operations	41	68	(40)%	46	517	(91)%
Income tax (benefit) expense from discontinued operations	(2)	(70)	(97)%	27	(70)	NM
Depreciation and amortization	99	112	(12)%	295	338	(13)%

EBITDA(1)	$257	$107	140%	$533	$1,011	(47)%

Adjusted EBITDA(1)	$273	$205	33%	$653	$355	84%
Net cash (used in) provided by operating activities				(350)	907	NM
Net cash used in investing activities				(85)	(164)	(48)%
Net cash (used in) provided by financing activities				(314)	214	NM
Capital expenditures, net of reimbursements(2)				98	140	(30)%

Huntsman International

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2010	2009		2010	2009
Revenues	$2,401	$2,075	16%	$6,838	$5,601	22%
Cost of goods sold	1,981	1,728	15%	5,744	4,864	18%

Gross profit	420	347	21%	1,094	737	48%
Operating expenses	244	250	(2)%	728	697	4%
Restructuring, impairment and plant closing costs	4	7	(43)%	24	83	(71)%

Operating income (loss)	172	90	91%	342	(43)	NM
Interest expense, net	(69)	(64)	8%	(182)	(177)	3%
Loss on accounts receivable securitization program	—	(3)	NM	—	(13)	NM
Equity in income (loss) of investment in unconsolidated affiliates	3	(1)	NM	20	1	NM
Loss on early extinguishment of debt	(7)	(21)	(67)%	(23)	(21)	10%
Other income	1	1	—	3	1	200%

Income (loss) from continuing operations before income taxes	100	2	NM	160	(252)	NM
Income tax expense	(40)	(49)	(18)%	(56)	(203)	(72)%

Income (loss) from continuing operations	60	(47)	NM	104	(455)	NM
(Loss) income from discontinued operations, net of tax	(1)	6	NM	48	—	NM

Net income (loss)	59	(41)	NM	152	(455)	NM
Net (income) loss attributable to noncontrolling interests	(1)	—	NM	(3)	4	NM

Net income (loss) attributable to Huntsman International LLC	58	(41)	NM	149	(451)	NM
Interest expense, net	69	64	8%	182	177	3%
Income tax expense from continuing operations	40	49	(18)%	56	203	(72)%
Income tax (benefit) expense from discontinued operations	(2)	(70)	(97)%	27	(70)	NM
Depreciation and amortization	95	107	(11)%	279	321	(13)%

EBITDA(1)	$260	$109	139%	$693	$180	285%

Adjusted EBITDA(1)	$273	$205	33%	$663	$359	85%
Net cash (used in) provided by operating activities				(325)	227	NM
Net cash used in investing activities				(127)	(156)	(19)%
Net cash provided by financing activities				129	624	(79)%
Capital expenditures, net of reimbursements(2)				98	140	(30)%

NM—Not Meaningful

(1)
EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance. However, EBITDA should not be considered in isolation or viewed as a substitute for net income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, or other measures of performance as defined by GAAP. Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance by reviewing EBITDA as a general indicator of economic performance compared with prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business rather than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

Adjusted EBITDA is computed by eliminating the following from EBITDA: unallocated foreign exchange gains or losses; loss on early extinguishment of debt; loss on accounts receivable securitization programs (for periods prior to January 1, 2010); EBITDA from discontinued operations; acquisition costs; (expenses) income associated with the Terminated Merger and related litigation; and restructuring, impairment and plant closing costs. Adjusted EBITDA is presented solely as a supplemental disclosure to EBITDA and reported GAAP measures because we believe that this measure is indicative of our operating performance and a principal indicative valuation measure of chemical companies.

In addition to the limitations of EBITDA noted above, Adjusted EBITDA excludes items that may be recurring in nature and should not be disregarded in the evaluation of performance. However, we believe it is useful to exclude such items to provide a supplemental analysis of current results and trends compared to other periods for the following reasons: certain excluded items can vary significantly depending on specific underlying transactions or events, and the variability of such items may not relate specifically to current operating results or trends; and certain excluded items, while potentially recurring in future periods, may not be indicative of future results.

Adjusted EBITDA should not be construed as an alternative to net income applicable to Huntsman Corporation or Huntsman International, as the case may be, as an indicator of performance, or as any other measure determined in accordance with GAAP.

We believe that net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and adjusted EBITDA. For each of our Company and Huntsman International, the following tables reconcile net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate to EBITDA and Adjusted EBITDA dollars in millions):

  Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Huntsman Corporation	$55	$(68)	$(3)	$48
Interest expense, net	64	65	168	178
Income tax expense from continuing operations	41	68	46	517
Income tax (benefit) expense from discontinued operations	(2)	(70)	27	(70)
Depreciation and amortization	99	112	295	338

EBITDA	257	107	533	1,011
Foreign exchange gains—unallocated	(2)	(6)	(3)	(15)
Loss on early extinguishment of debt	7	21	169	21
Loss on accounts receivable securitization program	—	3	—	13
Amounts included in discontinued operations	3	64	(76)	69
Acquisition expenses	1	8	2	9
Expenses (income) associated with the Terminated Merger
and related litigation	3	2	4	(835)
Gain on sale of business/assets	—	(1)	—	(1)
Restructuring, impairment and plant closing costs (credits):
Polyurethanes	—	—	—	2
Advanced Materials	—	(2)	(2)	13
Textile Effects	1	3	16	12
Pigments	2	4	5	47
Corporate and other	1	2	5	9

Total restructuring, impairment and plant closing costs	4	7	24	83

Adjusted EBITDA	$273	$205	$653	$355

  Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Huntsman International	$58	$(41)	$149	$(451)
Interest expense, net	69	64	182	177
Income tax expense from continuing operations	40	49	56	203
Income tax (benefit) expense from discontinued operations	(2)	(70)	27	(70)
Depreciation and amortization	95	107	279	321

EBITDA	260	109	693	180
Foreign exchange gains—unallocated	(2)	(6)	(3)	(15)
Loss on early extinguishment of debt	7	21	23	21
Loss on accounts receivable securitization program	—	3	—	13
Amounts included in discontinued operations	3	64	(76)	69
Acquisition expenses	1	8	2	9
Gain on sale of business/assets	—	(1)	—	(1)
Restructuring, impairment and plant closing costs (credits):
Polyurethanes	—	—	—	2
Advanced Materials	—	(2)	(2)	13
Textile Effects	1	3	16	12
Pigments	2	4	5	47
Corporate and other	1	2	5	9

Total restructuring, impairment and plant closing costs	4	7	24	83

Adjusted EBITDA	$273	$205	$663	$359

(2)
Capital expenditures, net of reimbursements represent cash paid for capital expenditures less reimbursements of capital expenditures from insurance settlements, other legal settlements and contributions from noncontrolling shareholders in consolidated entities. During the nine months ended September 30, 2010 and 2009, capital expenditures of $132 million and $140 million, respectively, were reimbursed in part by $34 million and nil, respectively, from insurance settlement proceeds. During the nine months ended September 30, 2010 we received $110 million from the settlement of our insurance claims related to the 2006 fire at our Port Arthur Texas plant, $34 million of which was considered as a reimbursement of capital expenditures.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

        For the three months ended September 30, 2010, net income attributable to Huntsman Corporation was $55 million on revenues of $2,401 million, compared with net loss attributable to Huntsman Corporation of $68 million on revenues of $2,075 million for the same period of 2009. For the three months ended September 30, 2010, net income attributable to Huntsman International LLC was $58 million on revenues of $2,401 million, compared with net loss attributable to Huntsman International LLC of $41 million on revenues of $2,075 million for the same period of 2009. The increase of $123 million in net income attributable to Huntsman Corporation and the increase of $99 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the three months ended September 30, 2010 increased by $326 million, or 16%, as compared with the 2009 period due principally to higher average selling prices and higher sales volumes in all our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2010 increased by $73 million, or 21% each, as compared with the 2009 period resulting from higher gross margins in all of our segments except Polyurethanes. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2010 remained relatively unchanged as compared with the 2009 period.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2010 decreased to $4 million from $7 million in the 2009 period. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense for the three months ended September 30, 2010 decreased by $1 million, or 2%, as compared with the 2009 period resulting primarily from lower average debt balances outstanding during 2010, offset in part by higher interest expense associated with our A/R Programs. The net interest expense of Huntsman International for the three months ended September 30, 2010 increased by $5 million, or 8%, as compared with the 2009 period resulting primarily from higher interest expense associated with our A/R Programs. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 8. Debt—Transactions Affecting Our Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited).

  •
  The loss on early extinguishment of debt for the three months ended September 30, 2010 resulted from the September 27, 2010 prepayment of €132 million (approximately $177 million) of 6.875% senior subordinated notes due 2013. The loss on early extinguishment of debt for the three months ended September 30, 2009 resulted from the July 23, 2009 redemption of our 11.625% senior secured notes due October 2010, and the August 3, 2009 redemption of our 11.5% senior notes due July 2012. For more information, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

  •
  Expenses associated with the Terminated Merger and related litigation for the three months ended September 30, 2010 was $3 million primarily as a result of $3 million of bonuses paid to certain members of the Board of Directors, upon the recommendation of an independent committee of the Board of Directors, for their efforts in connection with the litigation with Hexion and Apollo following the Terminated Merger. Expenses associated with the Terminated

    Merger and related litigation for the three months ended September 30, 2009 related primarily to legal fees. For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited).

  •
  For the three months ended September 30, 2010, our income tax expense decreased by $27 million and Huntsman International's tax expense decreased by $9 million, as compared with the same period in 2009. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the three months ended September 30, 2010 we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The income (loss) from discontinued operations represents the net of tax operating results, fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses.

  Segment Analysis

        During the first quarter of 2010, we began reporting our LIFO inventory valuation reserves as part of Corporate and other; these reserves were previously reported in our Performance Products segment. All segment information for prior periods has been restated to reflect this change.

	Three Months Ended September 30,
			Percent Change
	2010	2009
Revenues
Polyurethanes	$960	$869	10%
Performance Products	678	540	26%
Advanced Materials	318	273	16%
Textile Effects	190	173	10%
Pigments	327	262	25%
Eliminations	(72)	(42)	71%

Total	$2,401	$2,075	16%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$102	$137	(26)%
Performance Products	99	84	18%
Advanced Materials	42	29	45%
Textile Effects	7	(25)	NM
Pigments	64	4	NM
Corporate and other	(54)	(58)	(7)%

Subtotal	260	171	52%
Discontinued Operations	(3)	(64)	(95)%

Total	$257	$107	140%

Huntsman International
Segment EBITDA
Polyurethanes	$102	$137	(26)%
Performance Products	99	84	18%
Advanced Materials	42	29	45%
Textile Effects	7	(25)	NM
Pigments	64	4	NM
Corporate and other	(51)	(56)	(9)%

Subtotal	263	173	52%
Discontinued Operations	(3)	(64)	(95)%

Total	$260	$109	139%

	Three months ended September 30, 2010 vs. 2009
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	7%	(3)%	5%
Performance Products	12%	(3)%	19%
Advanced Materials	13%	(3)%	7%
Textile Effects	8%	(1)%	3%
Pigments	16%	(5)%	14%

Total Company	8%	(3)%	11%

	Three months ended September 30, 2010 vs. June 30, 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Volumes(1)
Period-Over-Period (Decrease) Increase
Polyurethanes	(5)%	(1)%	12%
Performance Products	—	(1)%	2%
Advanced Materials	4%	(1)%	(3)%
Textile Effects	(1)%	—	(10)%
Pigments	8%	(1)%	8%

Total Company	(2)%	(1)%	7%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to higher sales prices and higher sales volumes. Average selling prices for MDI increased in response to higher raw material costs while average selling prices for MTBE decreased as a result of increased industry supply. MDI sales volumes increased as a result of improved demand in all regions and across all major markets with the exception of appliances, while PO/MTBE sales volumes increased generally due to improved demand. The decrease in segment EBITDA was primarily due to lower contribution margins from higher raw material costs and higher manufacturing costs.

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended September 30, 2010 compared to the same period in 2009 was due to higher average selling prices and higher sales volumes. Average selling prices increased across all product groups primarily in response to higher raw materials costs and strong market conditions, partially offset by the strength of the U.S. dollar against major European currencies. Sales volumes increased primarily due to higher demand across almost all product groups and additional sales of certain products previously produced under tolling arrangements. The increase in segment EBITDA was primarily due to higher contribution margins and higher sales volumes, partially offset by higher manufacturing and selling, general and administrative costs.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the three months ended September 30, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased in the Americas and Asia-Pacific regions while volumes decreased in Europe primarily in our base resin market as a result of less material available. Average selling prices increased in our specialty components and base resins business primarily in response to higher raw material costs and reduced product availability in the epoxy resin market, partially offset by lower average selling prices in our formulations business primarily as a result of changes in our product mix and competitive market pressure. The increase in segment EBITDA was primarily due to higher sales volumes and higher contribution margins.

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended September 30, 2010 compared to the same period in 2009 was due to higher average selling prices sales and higher volumes. Average selling prices increased primarily due favorable changes in product mix partially offset by the strength of the U.S. dollar against major European currencies. Sales volumes increased across all regions and within apparel and home textiles as well as specialty textiles. The increase in segment EBITDA was primarily due to lower manufacturing and selling, general and administrative costs, higher contribution margins and higher volumes.

Pigments

        The increase in revenues in our Pigments segment for the three months ended September 30, 2010 compared to the same period in 2009 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily as a result of price increase initiatives in all regions of the world partially offset by the strength of the U.S. dollar against major European currencies. Sales volumes increased primarily due to recovery in global demand most notably in Europe and Asia Pacific. The increase in segment EBITDA in our Pigments division was primarily due to higher contribution margins and higher sales volumes.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, income (expenses) associated with the Terminated Merger and related litigation, net income (loss) attributable to noncontrolling interests, unallocated restructuring, impairment and plant closing costs, step accounting impacts and non-operating income and expense. For the three months ended September 30, 2010, EBITDA from Corporate and other items increased by $4 million to a loss of $54 million from a loss of $58 million for the same period in 2009. The increase in EBITDA was primarily attributable to a reduction in loss on early extinguishment of debt of $14 million ($7 million of loss in the 2010 period compared to $21 million of loss in the 2009 period). For more information regarding the loss on early extinguishment of debt, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited). The increase to EBITDA was partially offset by a $4 million decrease in unallocated foreign exchange gains ($2 million in gains in the 2010 period compared to $6 million in gains in the 2009 period) and higher legal and incentive compensation costs.

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, net income (loss) attributable to noncontrolling interests, unallocated restructuring, impairment and plant closing costs and non-operating income and expense. For the three months ended September 30, 2010, EBITDA from Corporate and other items increased by $5 million to a loss of $51 million from a loss of $56 million for the same period in 2009. The increase in EBITDA was primarily attributable to a reduction in loss on early extinguishment of debt of $14 million ($7 million of loss in the 2010 period compared to $21 million of loss in the 2009 period). For more information regarding the loss on early extinguishment of debt, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited). The increase to EBITDA was partially offset by a $4 million decrease in unallocated foreign exchange gains ($2 million in gains in the 2010 period compared to $6 million in gains in the 2009 period) and higher legal and incentive compensation costs.

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

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

        For the nine months ended September 30, 2010, net loss attributable to Huntsman Corporation was $3 million on revenues of $6,838 million, compared with net income attributable to Huntsman Corporation of $48 million on revenues of $5,601 million for the same period of 2009. For the nine months ended September 30, 2010, net income attributable to Huntsman International LLC was $149 million on revenues of $6,838 million, compared with net loss attributable to Huntsman International LLC of $451 million on revenues of $5,601 million for the same period of 2009. The decrease of $51 million in net income attributable to Huntsman Corporation and the increase of $600 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2010 increased by $1,237 million, or 22%, as compared with the 2009 period due principally to higher average selling prices and higher sales volumes in all our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2010 increased by $357 million each, or 49% and 48%, respectively, as compared with the 2009 period, resulting from higher gross margins in all of our segments except Polyurethanes. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2010 increased by $36 million and $31 million, or 5% and 4%, respectively, as compared with the 2009 period due primarily to $15 million of higher foreign currency transaction losses, a $4 million negative impact of translating foreign currency amounts to the U.S. dollar, as the U.S. dollar and higher selling, general and administrative expenses.

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2010 decreased to $24 million from $83 million in the 2009 period. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense for the nine months ended September 30, 2010 decreased by $10 million, or 6%, as compared with the 2009 period, resulting primarily from a $12 million reduction in interest expense recognized in the nine months ended September 30, 2010 related to the ineffective portion of the cross currency swap entered into in connection with our 2020 Subordinated Notes issuance and lower average debt balances outstanding, offset in part by higher interest expense associate with our A/R Programs. The net interest expense of Huntsman International for the nine months ended September 30, 2010 increased by $5 million, or 3%, as compared with the 2009 period, resulting primarily from higher interest expense associate with our A/R Programs offset, by a $12 million reduction in interest expense recognized in the nine months ended September 30, 2010 related to the ineffective portion of the cross currency swap entered into in connection with our 2020 Subordinated Notes issuance. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 9. Derivative Instruments and Hedging Activities" and "Note 8. Debt—Transactions Affecting Our Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited).

  •
  Equity income of investment in unconsolidated affiliates for the nine months ended September 30, 2010 increased to $20 million from $1 million in the 2009 period. During the nine months ended September 30, 2010, we recorded a non-recurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman GmbH and Co. KG joint venture. For more information, see "Note 5. Investment in Unconsolidated Affiliates" to our condensed consolidated financial statements (unaudited).

  •
  The loss on early extinguishment of debt for the nine months ended September 30, 2010 resulted from the January 11, 2010 repurchase of the Convertible Notes, the March 17, 2010 partial redemption of the senior subordinated notes due 2013 and the senior subordinated notes due 2015, the April 26, 2010 prepayment of $124 million of Term Loan B and $40 million of Term Loan C, the June 22, 2010 prepayment of $110 million of our Senior Credit Facilities and from the September 27, 2010 prepayment of €132 million (approximately $177 million) of 6.875% senior subordinated notes due 2013. The loss on early extinguishment of debt for the nine months ended September 30, 2009 resulted from the July 23, 2009 redemption of our 11.625% senior secured notes due October 2010, and the August 3, 2009 redemption of our 11.5% senior notes due July 2012. For more information see "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

  •
  Expenses associated with the Terminated Merger and related litigation for the nine months ended September 30, 2010 consisted primarily of $3 million of bonuses paid to certain members of the Board of Directors, upon the recommendation of an independent committee of the Board of Directors, for their efforts in connection with the litigation with Hexion and Apollo following the Terminated Merger. Income associated with the Terminated Merger and related litigation for the nine months ended September 30, 2009 consisted primarily of an $868 million gain related to the Texas Bank Litigation Settlement Agreement, offset in part by litigation-related fees and employee retention bonuses. For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited).

  •
  For the nine months ended September 30, 2010, our income tax expense decreased by $471 million and Huntsman International's tax expense decreased by $147 million, as compared with the same period in 2009. During the nine months ended September 30, 2009, we recorded discrete tax expense of $309 million related to the net $835 million of income of the Terminated Merger and related litigation and we and Huntsman International recorded $146 million and $156 million, respectively, of valuation allowance against the net deferred tax assets in the U.K.

    Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the nine months ended September 30, 2010 we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Income from discontinued operations for the nine months ended September 30, 2010 was $48 million as compared to nil in the 2009 period. The increase in income from discontinued operations resulted principally from a $110 million pretax gain recognized in the second quarter of 2010 in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by related income taxes, legal and other costs. See "Note 17. Casualty Losses and Insurance Recoveries" to our condensed consolidated financial statements (unaudited).

  Segment Analysis

        During the first quarter of 2010, we began reporting our LIFO inventory valuation reserves as part of Corporate and other; these reserves were previously reported in our Performance Products segment. All segment information for prior periods has been restated to reflect this change.

	Nine Months Ended September 30,
			Percent Change
	2010	2009
Revenues
Polyurethanes	$2,659	$2,164	23%
Performance Products	1,963	1,522	29%
Advanced Materials	929	785	18%
Textile Effects	598	504	19%
Pigments	883	712	24%
Eliminations	(194)	(86)	126%

Total	$6,838	$5,601	22%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$224	$249	(10)%
Performance Products	275	178	54%
Advanced Materials	127	38	234%
Textile Effects	—	(56)	NM
Pigments	139	(51)	NM
Corporate and other	(308)	722	NM

Subtotal	457	1,080	(58)%
Discontinued Operations	76	(69)	NM

Total	$533	$1,011	(47)%

Huntsman International
Segment EBITDA
Polyurethanes	$224	$249	(10)%
Performance Products	275	178	54%
Advanced Materials	127	38	234%
Textile Effects	—	(56)	NM
Pigments	139	(51)	NM
Corporate and other	(148)	(109)	36%

Subtotal	617	249	148%
Discontinued Operations	76	(69)	NM

Total	$693	$180	285%

	Nine months ended September 30, 2010 vs. 2009
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	16%	(1)%	3%
Performance Products	8%	—	22%
Advanced Materials	7%	—	12%
Textile Effects	6%	2%	10%
Pigments	8%	(1)%	16%

Total Company	9%	—	12%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to higher MDI sales volumes and higher average selling prices for MDI products and MTBE. MDI products sales volumes were higher with demand recovering across all major markets with the worldwide economic recovery, while average selling prices for MDI products and MTBE increased in response to higher raw material costs. PO/MTBE sales volumes decreased due to the planned 60 day maintenance outage at our Port Neches, Texas PO/MTBE facility in the first quarter of 2010. The overall decrease in segment EBITDA was primarily due to the estimated $40 million impact of the planned maintenance outage at our Port Neches, Texas PO/MTBE facility and overall lower MTBE margins both of which were largely offset by improvement in MDI sales volumes and margins.

Performance Products

        The increase in revenues in our Performance Products segment for the nine months ended September 30, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to higher demand across almost all product groups and additional sales of certain products previously produced under tolling arrangements. Average selling prices increased across almost all product groups principally in response to higher raw material costs and continued strong market demand, partially offset by the strength of the U.S. dollar against major European currencies. The increase in segment EBITDA was primarily due to higher sales volumes and higher margins, partially offset by higher plant expenses and the impact of shut downs during the first quarter of 2010 at our Port Neches, Texas ethylene and ethylene oxide units which resulted in higher costs of approximately $11 million. In addition, during the nine months ended September 30, 2010, we recorded a non-recurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman GmbH and Co. KG joint venture.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the nine months ended September 30, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased in all markets primarily due to the worldwide economic recovery. Average selling prices increased in our base resins business primarily in response to higher raw material costs, offset in part by lower average selling prices in our specialty components and formulations markets, primarily as a result of changes in our product mix and competitive market pressures. The increase in segment EBITDA was primarily due to higher sales volumes and margins and lower restructuring, impairment and plant closing costs, partially offset by higher manufacturing costs.

Textile Effects

        The increase in revenues in our Textile Effects segment for the nine months ended September 30, 2010 compared to the same period in 2009 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to favorable changes in product mix. Sales volumes increased across all business lines due to the economic recovery. The increase in segment EBITDA was primarily due to higher sales volumes and higher contribution margins, and lower fixed costs, partially offset by higher restructuring, impairment and plant closing costs. During the nine months ended September 30, 2010 and 2009, our Textile Effects segment recorded restructuring, impairment and plant closing charges of $16 million and $12 million, respectively. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for nine months ended September 30, 2010 compared to the same period in 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to demand recovery in all regions of the world as a result of the worldwide economic recovery. Average selling prices increased primarily as a result of higher selling prices in all regions of the world. The increase in segment EBITDA was primarily due to higher sales volumes, higher contribution margins and lower restructuring, impairment and plant closing costs. During the nine months ended September 30, 2010 and 2009, our Pigments segment recorded restructuring, impairment and plant closing charges of $5 million and $47 million, respectively. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, income (expenses) associated with the Terminated Merger and related litigation, net income (loss) attributable to noncontrolling interests, unallocated restructuring, impairment and plant closing costs, step accounting impacts and non-operating income and expense. For the nine months ended September 30, 2010, EBITDA from Corporate and other items decreased by $1,030 million to a loss of $308 million from earnings of $722 million for the same period in 2009. The decrease in EBITDA from Corporate and other for the nine months ended September 30, 2010 resulted primarily from a gain of $835 million in the 2009 period related to the Texas Bank Litigation Settlement Agreement. For more information, see "Note 18. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited). Additionally, the decrease in EBITDA from Corporate and other was attributable to an increase in loss on early extinguishment of debt of $148 million ($169 million of expense in the 2010 period compared to $21 million in the 2009 period), an increase of LIFO inventory valuation expense of $32 million ($10 million of expense in the 2010 period compared to $22 million of income in the 2009 period), a $12 million decrease in unallocated foreign exchange gains ($3 million in gains in the 2010 period compared to $15 million in gains in the 2009 period), and to a $7 million decrease in income attributable to noncontrolling interests ($3 million of expense in the 2010 period compared to $4 million of income in the 2009 period). For more information regarding the loss on early extinguishment of debt, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited). The decrease to EBITDA was partially offset by a $13 million reduction in loss on accounts receivable securitization program. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 8. Debt—Transactions Affecting Our Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, net income (loss) attributable to noncontrolling interests, unallocated restructuring, impairment and plant closing costs and non-operating income and expense. For the nine months ended September 30, 2010, EBITDA from Corporate and other items decreased by $39 million to a loss of $148 million from a loss of $109 million for the same period in 2009. The decrease in EBITDA from Corporate and other for the nine months ended September 30, 2010 resulted primarily from an increase of LIFO inventory valuation expense of $32 million ($10 million of expense in the 2010 period compared to $22 million of income in the 2009 period), a $12 million decrease in unallocated foreign exchange gains ($3 million in gains in the 2010 period compared to $15 million in gains in the 2009 period), a $7 million decrease in income attributable to noncontrolling interests ($3 million of expense in the 2010 period compared to $4 million of income in the 2009 period) and to an increase in loss on early extinguishment of debt of $2 million ($23 million of expense in the 2010 period compared to $21 million in the 2009 period). For more information regarding the loss on early extinguishment of debt, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited). The decrease to EBITDA was partially offset by a $13 million reduction in loss on accounts receivable securitization program. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 8. Debt—Transactions Affecting Our Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited).

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

Cash

        Net cash (used in) provided by operating activities for the nine months ended September 30, 2010 and 2009 was $(350) million and $907 million, respectively. The increase in cash used in operating activities was primarily attributable to the 2009 settlement proceeds received in connection with the Texas Bank Litigation Settlement Agreement and by a $1,050 million unfavorable variance in operating assets and liabilities for the nine months ended September 30, 2010 as compared with the same period in 2009, offset in part by an increase in operating income as described in "—Results of Operations" above. Upon the adoption of new accounting guidance on January 1, 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings and are now on balance sheet. As a result of the adoption of this new guidance, accounts receivable increased by $254 million and a corresponding increase in cash used in operating activities was reflected in the statement of cash flows for the nine months ended September 30, 2010.

        Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $85 million and $164 million, respectively. During the nine months ended September 30, 2010 and 2009, we paid $98 million and $140 million, respectively, for capital expenditures, net of reimbursements. This reduction in net capital expenditures was largely attributable to $34 million of reimbursed capital expenditures in 2010 and higher 2009 spending on various projects, including the maleic anhydride and MDI expansion projects at our Geismar, Louisiana site. During the nine months ended September 30, 2010, we received proceeds of $110 million from the settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, $34 million of which was reflected in the statement of cash flows as investing activities. In connection with the consolidation of AAC in the third quarter of 2010, we assumed $11 million of cash. For more information, see "Note 5. Investment in Unconsolidated Affiliates" and "Note 6. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). During the nine months ended September 30, 2009, we received $5 million from the sale of assets and paid $31 million for the Baroda acquisition. For more information, see "Note 3. Business Combinations—Baroda Acquisition" to our condensed consolidated financial statements (unaudited).

        Net cash (used in) provided by financing activities for the nine months ended September 30, 2010 was $(314) million as compared with $214 million in the 2009 period. This increase in net cash used in financing activities was primarily due to higher net prepayment of debt in the 2010 period as compared to the 2009 period and the resulting call premiums paid in association with that debt, partially offset by the issuance of the 2020 Subordinated Notes and the 2021 Subordinated Notes the increase in the aggregate commitments available under our Revolving Facility and A/R Programs that no longer met the criteria for derecognition upon adoption of new accounting guidance. In addition, in 2009 we issued the 2016 Senior Notes and Term Loan C in connection with the Texas Bank Litigation Settlement Agreement. For more information, see "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	September 30, 2010	December 31, 2009	Increase (Decrease)	Percent Change
Cash and cash equivalents	$1,003	$1,745	$(742)	(43)%
Restricted cash	8	5	3	60%
Accounts receivable, net	1,620	1,019	601	59%
Inventories	1,375	1,184	191	16%
Prepaid expenses	57	42	15	36%
Deferred income taxes	36	36	—	—
Other current assets	146	109	37	34%

Total current assets	4,245	4,140	105	3%

Accounts payable	845	755	90	12%
Accrued liabilities	626	623	3	—
Deferred income taxes	2	2	—	—
Current portion of debt	384	431	(47)	(11)%

Total current liabilities	1,857	1,811	46	3%

Working capital	$2,388	$2,329	$59	3%

        Our working capital increased by $59 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $742 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited).

  •
  Accounts receivable increased by $601 million mainly due to the inclusion in the September 30, 2010 balance sheet of accounts receivable of $254 million that were previously treated as sold into our A/R programs and as a result of higher sales, partially offset by foreign currency translation impacts as the U.S. dollar strengthened against other relevant currencies. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under the A/R Programs no longer met the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010 and are now on balance sheet. For more information, see "Note 8. Debt—Transactions Affecting Our Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited).

  •
  Inventories increased by $191 million mainly due to higher raw material costs, partially offset by foreign currency translation as the U.S. dollar strengthened against other relevant currencies.

  •
  Other current assets increased by $37 million mainly due to high income taxes receivable.

  •
  The increase in accounts payable of $90 million was primarily due to higher raw material inventory costs, partially offset by foreign currency translation impacts as the U.S. dollar strengthened against other relevant currencies.

  •
  Current portion of debt decreased by $47 million. On October 12, 2010, we repaid $159 million of our 7.875% senior subordinated notes due 2014; accordingly, this amount was classified as current portion of debt at September 30, 2010. At December 31, 2009, the Convertible Notes were classified as current portion of debt. The Convertible Notes were repaid on January 11, 2010. For more information, see "Note 8. Debt—Transactions Affecting Our Debt—Redemption of Notes" to our condensed consolidated financial statements (unaudited).

Direct and Subsidiary Debt

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: guarantees of certain debt of HPS (our Chinese MDI joint venture); a guarantee of certain obligations of AAC (our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia); a guarantee of certain debt of Huntsman Corporation Australia Pty Limited; certain indebtedness incurred from time to time to finance certain insurance premiums; and a guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Transactions Affecting our Debt

Senior Credit Facilities

        As of September 30, 2010, our Senior Credit Facilities consisted of (i) our $290 million Revolving Facility; (ii) our $1,302 million Term Loan B; and (iii) our $427 million ($384 million carrying value) Term Loan C. As of September 30, 2010, we had no borrowings outstanding under our Revolving Facility, and we had approximately $34 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. All of our Senior Credit Facilities are obligations of Huntsman International and are not direct obligations of Huntsman Corporation.

        On September 30, 2010, Huntsman International increased the aggregate amount of revolving commitments available under the Revolving Facility from $225 million to $290 million, as provided for in the Fifth Amendment to Credit Agreement, dated March 9, 2010 (discussed below). There are currently no borrowings outstanding under the Revolving Facility.

        On March 9, 2010, Huntsman International entered into the Fifth Amendment to Credit Agreement with JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, and the other financial institutions party thereto, which amended certain terms of our Senior Credit Facilities. Among other things, the 2010 Amendment:

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

  •
  limits the aggregate amount of the revolving commitments allowable under the Revolving Facility to an amount up to $300 million, including $290 million currently obtained from the lenders;

  •
  terminated a waiver that was entered into on April 16, 2009 with respect to the Leverage Covenant;

  •
  reduces the maximum letter of credit sublimit to $75 million (not including existing letters of credit issued by Deutsche Bank AG New York Branch) and the maximum swing line sublimit to $25 million;

  •
  increases the applicable LIBOR margin range on revolving loans by 1.75% to up to 3.50% per annum;

  •
  increases the unused commitment fee percentage to a range of 0.50% to up to 0.75%; and

  •
  amends the mandatory prepayment provisions to permit the reinvestment of certain insurance and condemnation proceeds.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 3.25%, LIBOR plus 1.50% and LIBOR plus 2.25%, respectively. The applicable interest rate of the Revolving Facility and Term Loan B are subject to certain secured leverage ratio thresholds. The Revolving Facility matures on March 9, 2014 (subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions), Term Loan B matures in 2014 and Term Loan C matures in 2016. Notwithstanding the stated maturity dates, the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        During the nine months ended September 30, 2010, we paid the annual scheduled repayment of $16 million on Term Loan B and $5 million on Term Loan C. In addition, we made the following prepayments on our Senior Credit Facilities:

  •
  On April 26, 2010, we prepaid $124 million on Term Loan B and $40 million on Term Loan C with cash accumulated in prior periods. In connection with this prepayment, we incurred a loss on early extinguishment of debt of $5 million.

  •
  On June 22, 2010, we prepaid $83 million on Term Loan B and $27 million on Term Loan C with proceeds from the final settlement of insurance claims. See "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidation financial statements. In connection with this prepayment, we incurred a loss on early extinguishment of debt of $2 million.

Accounts Receivable Securitization

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to bankruptcy-remote special purpose entities. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing through a conduit program (in both U.S. dollars and euros). Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings as of January 1, 2010. See "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements. Our A/R Programs are obligations of Huntsman International and are not direct obligations of Huntsman Corporation.

        As of September 30, 2010, under our A/R Programs, we had $243 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $188 million)). As of September 30, 2010, $614 million of accounts receivable were pledged as collateral under the A/R Programs. As of December 31, 2009, the A/R Programs had $254 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million (approximately $199 million)).

2021 Subordinated Notes

        On September 24, 2010, Huntsman International completed a $350 million offering of the 2021 Subordinated Notes. We used the net proceeds of $343 million to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€132 million (approximately $177 million)) and a portion of U.S. dollar senior subordinated notes due 2014 ($159 million of which settled on October 12, 2010). See "—Redemption of Notes" below. As of September 30, 2010, $159 million of these notes were classified as Current portion of long term debt on the accompanying condensed consolidated balance sheets (unaudited).

        The 2021 Subordinated Notes bear interest at the rate of 8.625% per annum payable semi-annually on March 15 and September 15 beginning on March 15, 2011. The 2021 Subordinated Notes will mature on March 15, 2021. At any time prior to September 15, 2013, Huntsman International may redeem up to 40% of the aggregate principal amount of the 2021 Subordinated Notes with the net cash proceeds of certain equity offerings. Huntsman International may redeem the 2021 Subordinated Notes in whole or in part prior to September 15, 2015 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium. The 2021 Subordinated Notes are redeemable on or after September 15, 2015 at 104.3125%, declining ratably to par on or after September 15, 2018.

        The 2021 Subordinated Notes are general unsecured senior subordinated obligations of Huntsman International and are guaranteed on a general unsecured senior subordinated basis by substantially all of Huntsman International's domestic subsidiaries and certain foreign subsidiaries. The indenture governing the 2021 Subordinated Notes imposes certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries and merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets or adopt a plan of liquidation.

        Upon the occurrence of certain change of control events, holders of the 2021 Subordinated Notes will have the right to require that Huntsman International purchase all or a portion of such holder's 2021 Subordinated Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

2020 Subordinated Notes

        On March 17, 2010, Huntsman International completed a $350 million offering of the 2020 Subordinated Notes. We used the net proceeds of $343 million to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€184 million (approximately $253 million)) and a portion of our euro-denominated senior subordinated notes due 2015 (€59 million (approximately $81 million)). See "—Redemption of Notes" below.

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

        Interest is payable on the 2020 Subordinated Notes semiannually on March 15 and September 15 of each year. The 2020 Subordinated Notes are general unsecured senior subordinated obligations of Huntsman International and are guaranteed on a general unsecured senior subordinated basis by our Subsidiary Guarantors. The indenture governing the 2020 Subordinated Notes contains covenants relating to, among other things, the following: the incurrence of additional indebtedness; the payment of dividends and the payment of certain other restricted payments; transactions with affiliates; creating dividend or other payment restrictions affecting restricted subsidiaries; the merger or consolidation with any other person or any sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of its assets; or the adoption of a plan of liquidation.

Redemption of Notes

        On October 12, 2010, Huntsman International repaid $159 million of its 7.875% senior subordinated notes due 2014. The amount paid to redeem the notes, excluding accrued interest, was $165 million, which included principal of $159 million and premium of $6 million. As of September 30,

2010 and prior to this redemption, the 7.875% senior subordinated notes due 2014 had a remaining balance of $347 million ($351 million carrying value). After the redemption, the 7.875% senior subordinated notes due 2014 have a remaining balance of $188 million (carrying value of $190). During the fourth quarter of 2010, we expect to recognize a loss on early extinguishment of debt of approximately $7 million related to the partial redemption of these notes.

        On September 27, 2010, Huntsman International repaid €132 million (approximately $177 million) of its 6.875% senior subordinated notes due 2013. The amount paid to redeem the notes, excluding accrued interest, was €137 million (approximately $183 million), which included principal of €132 million (approximately $177 million) and premium of €5 million (approximately $6 million). As of September 30, 2010, the 6.875% senior subordinated notes due 2013 have a remaining balance of €84 million (approximately $113 million).

        On March 17, 2010, Huntsman International repaid €184 million (approximately $253 million) of its 6.875% senior subordinated notes due 2013. The amount paid to redeem the notes, excluding accrued interest, was €189 million (approximately $259 million), which included principal of €184 million (approximately $253 million) and premium of €5 million (approximately $7 million).

        On March 17, 2010, Huntsman International repaid €59 million (approximately $81 million) of its 7.5% senior subordinated notes due 2015. The amount paid to redeem the notes, excluding accrued interest, was €59 million (approximately $81 million). As of September 30, 2010, the 7.5% senior subordinated notes due 2015 have a remaining balance of €76 million (approximately $103 million).

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

        In connection with these redemptions, we recorded a loss on early extinguishment of debt for the three and nine months ended September 30, 2010 of $7 million and $162 million, respectively and for the three and nine months ended September 30, 2009 of $21 million each. Huntsman International recorded a loss on early extinguishment of debt for the three and nine months ended September 30, 2010 of $7 million and $16 million, respectively, and for the three and nine months ended September 30, 2009 of $21 million each.

Variable Interest Entity Debt

        AAC has the following loan commitments and debt financing:

  •
  A loan facility from SIDF for SR 466 million (approximately $124 million), of which SR 454 million (approximately $121 million) was outstanding as of September 30, 2010. Repayment of the loan is to be made in 14 semi-annual installments that are currently scheduled to commence in 2012 with final maturity in 2018. The loan is secured by a mortgage over the fixed assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A bridge loan for purposes of bridging the SIDF Facility. As of September 30, 2010, SR 27 million (approximately $7 million) was outstanding under this facility. The facility is scheduled to mature in 2021.

  •
  A multi-purpose Islamic term facility which, as of September 30, 2010, had $63 million outstanding. This facility is scheduled to be repaid in 22 semi-annual installments commencing in 2011.

  •
  A working capital loan facility up to $8 million. As of September 30, 2010, $8 million was outstanding under this facility. This facility matures in 2021. This working capital facility is classified as Current portion of debt on the accompanying condensed consolidated balance sheets (unaudited).

Other Debt

        On April 1, 2010, our $25 million European overdraft facility was terminated. This facility was a demand facility used for the working capital needs of our European subsidiaries. In September 2010, we replaced this facility with a new $25 million European overdraft facility that is a demand facility we will use for the working capital needs of our European subsidiaries. In addition, we continue to maintain certain other foreign overdraft facilities used for working capital needs.

        HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans, including both U.S. dollar and RMB term loans and RMB working capital loans. During the nine months ended September 30, 2010, HPS refinanced RMB 130 million (approximately $19 million) in working capital loans that were scheduled to be repaid during the quarter. The loans were refinanced for three years at the same interest rate of 90% of the Peoples Bank of China rate, which was 4.9% as of September 30, 2010.

        HPS has a loan facility for the purpose of discounting commercial drafts with recourse. The facility has a stated capacity for discounting up to CNY700 million (approximately $105 million) and drafts are discounted using a discount rate of the three-month SHIBOR plus 2.2%. The facility agreement is for one year and is renewed annually. During the three months ended September 30, 2010, the facility was extended from July 2010 to June 2011. As of September 30, 2010, HPS has discounted with recourse CNY647 million (approximately $97 million) of commercial drafts, all of which is classified as Current portion of debt on the accompanying condensed consolidated balance sheets (unaudited). While the facility has a maturity of June 2011, the lender has the right to accept or reject drafts presented for discounting.

        On June 30, 2010, we amended certain credit facilities used by certain of our Australian subsidiaries (the "Australian Credit Facilities"). The amendment, among other things, extended the maturity of the facility to June 2015 and amended the interest rate to the Australian index rate plus a margin of 3.75% for borrowings under the revolving facility and 3.5% for borrowings under the term facility, so long as a guarantee remains in place from Huntsman Corporation. In addition, the amendment provides that the revolving facility collateral includes the secured interest in certain receivables. As of September 30, 2010, the aggregate balance outstanding under the Australian Credit Facilities was A$30 million (approximately $30 million, of which $16 million is classified as Current portion of long term debt on the accompanying condensed consolidated balance sheets).

        During the third quarter of 2010, we incurred other debt related to the financing of our insurance premiums in connection with our annual renewal in July 2010. As of September 30, 2010, the outstanding amount of financed insurance premiums was $23 million, all of which was classified as Current portion of debt on the accompanying condensed consolidated balance sheets (unaudited). The insurance premium financing is secured by the prepaid insurance premiums.

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is no more than 3.75 to 1.

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

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2010, we had $1,471 million of combined cash and unused borrowing capacity, consisting of $1,011 million in cash and restricted cash, $256 million in availability under our Revolving Facility, and $204 million in availability under our A/R Programs.

        On March 9, 2010, Huntsman International entered into the 2010 Amendment to its existing Senior Credit Facilities. See "—Transactions Affecting our Debt" above. Among other things the 2010 Amendment limits the aggregate amount of revolving commitments allowable under the Revolving Facility to an amount up to $300 million. On September 30, 2010, Huntsman International increased the aggregate amount of revolving commitments available under the Revolving Facility from $225 million to $290 million. There are currently no borrowings under the Revolving Facility, and we had approximately $34 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under this facility.

        Our liquidity can be significantly impacted by various factors. Concerning changes in working capital components for the nine months ended September 30, 2010, our accounts receivable (excluding the $254 million effect of the on-balance sheet treatment of the A/R Programs) and inventory, net of accounts payable, increased by approximately $441 million, as reflected in our condensed consolidated statement of cash flows (unaudited). We expect volatility in our working capital components to continue.

        On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. During 2009, we recorded closure costs of approximately $63 million ($25 million primarily in severance, $8 million of contract termination costs and a $30 million preliminary estimate of environmental remediation costs) and incurred other closure related costs of approximately $5 million in the first quarter of 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The closure costs are expected to be funded as they are incurred over the next several years, with severance costs to be paid primarily in 2010. During the nine months ended September 30, 2010, we paid approximately $21 million of related restructuring costs and have remaining accruals of approximately $43 million for restructuring and environmental remediation costs as of September 30, 2010 to be paid out at a later date. For a discussion of restructuring, impairment and plant closing costs, see "Note 7. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

        During the nine months ended September 30, 2010, we made contributions to our pension and postretirement benefit plans of $100 million. During the remainder of 2010, we expect to contribute an additional amount of approximately $21 million to these plans.

        As of September 30, 2010, we have $384 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities, including but not limited to $159 million of senior subordinated notes that were redeemed on October 12, 2010, the HPS draft discounting facility in China with $97 million outstanding, the HPS loan facility with $33 million of term loans coming due in the next year, our Australian credit facilities with $16 million classified as current and certain other short term facilities and scheduled amortization payments totaling $79 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the current period. In addition, on April 26, 2010 we prepaid $124 million of Term Loan B and $40 million of Term loan C with cash accumulated in prior periods and on June 22, 2010, we prepaid $83 million on Term Loan B and $27 million on Term Loan C with proceeds from a fire insurance settlement. See "Note 8. Debt—Transactions Affecting our Debt—Senior Credit Facilities" to our condensed consolidated financial statements (unaudited).

        In connection with the partial redemption on October 12, 2010 of the senior subordinated notes due 2014, we expect to recognize a loss on early retirement of debt of $7 million during the fourth quarter of 2010, substantially all of which represented payment of call premiums.

        On October 28, 2010, the Company announced that it had priced an issuance of an additional $180 million principal amount of 2021 Subordinated Notes through Huntsman International. The closing of the offering is expected to occur on November 21, 2010, subject to satisfaction of customary closing conditions. The Company intends to use all of the net proceeds to redeem the remaining $188 million aggregate principal amount of its outstanding 7.875% senior subordinated notes due 2014, including payment of interest.

        We believe we currently have sufficient liquidity to operate our business. We further believe that the potentially negative effects of the current credit environment on our liquidity have been limited. Huntsman International successfully accessed the credit markets during the nine months ended September 30, 2010 to raise $350 million of subordinated debt in March 2010 and $350 million of subordinated debt in September 2010 which we used to redeem existing subordinated debt, and we also completed the 2010 Amendment to our Senior Credit Facilities which, among other things, extended the maturity of our Revolving Facility by four years to March 2014. See "Note 8. Debt" to our condensed consolidated financial statements (unaudited).

        On July 31, 2010, we announced that we entered into a definitive agreement to acquire the Laffans chemical business. Located in Ankleshwar, India, Laffans manufactures amines and surfactants, had annual 2009 sales of approximately $45 million and has 130 employees. The acquisition, with a cost of approximately $21 million, including debt, a non-compete agreement and other obligations, is subject to certain terms and conditions and is expected to occur in the first half of 2011. The acquired business will be integrated into our Performance Products segment.

Capital Expenditures

        During 2010, we expect to spend between $200 million and $225 million, net of reimbursements, for capital expenditures. During the nine months ended September 30, 2010 we received $110 million from the settlement of our insurance claims related to the 2006 fire at our Port Arthur Texas plant, $34 million of which was considered as a reimbursement of capital expenditures. We expect to fund capital expenditures through a combination of available cash and cash flows from operations.

Receivables Securitization

        Receivables transferred under our A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings as of January 1, 2010. For a discussion of our A/R Programs, see "Note 8. Debt—Transactions Affecting Our Debt—Accounts Receivable Securitization" to our condensed consolidated financial statements (unaudited).

Guarantees

        AAC obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents), of which $192 million was drawn and outstanding as of September 30, 2010. We have provided certain guarantees of approximately $14 million for these commitments and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. A $1 million guarantee will be provided after project completion. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of September 30, 2010, the fair value of the hedge was $3 million and is recorded in other noncurrent liabilities.

        Beginning in 2009, AAC entered into a 12 year floating to fixed interest rate contract providing to us LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of AAC as of July 1, 2010, the interest rate contract is now consolidated by Huntsman International. See Note 6 "Variable Interest Entities." The notional amount of the hedge as of September 30, 2010 is $63 million and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2010, the fair value of the hedge was $7 million and was recorded in Other noncurrent liabilities on the accompany condensed consolidated balance sheets (unaudited). For the quarter ended September 30, 2010 we recorded interest expense of $1 million.

        In conjunction with the issuance of our 2020 Subordinated Notes, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity, March 15, 2015; we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of September 30, 2010, the fair value of this swap was $15 million and was recorded as noncurrent assets in our condensed consolidated balance sheet (unaudited). For the three and nine months ended September 30, 2010, the effective portion of the changes in the fair value of $(34) million and $3 million, respectively, was recorded in other comprehensive income, with the ineffective portion of $(2) million and $12 million, respectively, recorded as an (addition) reduction to interest expense. On July 15, 2010, we changed the method of assessing the effectiveness of this hedge from the spot method to the forward method, which we believe will reduce the ineffective portion and lower volatility in interest expense in future periods.

        Otherwise, we do not believe there are any material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

        During the period from 2007 through 2009, our Performance Products business' surfactants manufacturing facility located in New South Wales, Australia experienced five reported releases of ethylene oxide and propylene oxide, both raw materials used in the manufacturing process. As a consequence of these releases, the site received and responded to information requests and physical inspections from WorkCover NSW and/or the Department of Environment, Climate Change and Water NSW, both regulatory agencies with oversight authority for the facility. Subsequent to these inquiries, by letter dated September 10, 2010, the New South Wales EPA, notified us that it had commenced a court proceeding regarding the fifth ethylene oxide release which occurred on October 28, 2009. The authorities allege a breach of a condition of our operating license, but have not alleged that a pollution event occurred. This matter remains unresolved at the current time.

OTHER LEGAL PROCEEDINGS

        For a discussion of other legal proceedings, see "Note 14. Commitments and Contingencies—Legal Matters" and "Note 15. Environmental, Health and Safety Matters—Remediation Liabilities" to our condensed consolidated financial statements (unaudited).

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6.    EXHIBITS

4.1	Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)
4.2	Form of 8 5/8% Senior Subordinated Note (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)
4.3	Form of Guarantee (included as Exhibit E to Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)
10.1
Registration Rights Agreement, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 30, 2010)
10.2
Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010

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
101
The following financial information from the Quarterly Report on Form 10-Q of Huntsman Corporation and Huntsman International LLC for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 for each of Huntsman Corporation and Huntsman International LLC; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2010 and 2009 for each of Huntsman Corporation and Huntsman International LLC; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 for each of Huntsman Corporation and Huntsman International LLC; (iv) Condensed Consolidated Statements of Equity for each of Huntsman Corporation and Huntsman International LLC; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
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

Dated: November 4, 2010

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

4.1	Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)
4.2	Form of 8 5/8% Senior Subordinated Note (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)
4.3	Form of Guarantee (included as Exhibit E to Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)
10.1
Registration Rights Agreement, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 30, 2010)
10.2
Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010
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
101
The following financial information from the Quarterly Report on Form 10-Q of Huntsman Corporation and Huntsman International LLC for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 for each of Huntsman Corporation and Huntsman International LLC; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2010 and 2009 for each of Huntsman Corporation and Huntsman International LLC; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 for each of Huntsman Corporation and Huntsman International LLC; (iv) Condensed Consolidated Statements of Equity for each of Huntsman Corporation and Huntsman International LLC; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
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