Form 10-K
period 2010-12-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2011-02-17
CIK 1089748, 1307954

Use these links to rapidly review the document

HUNTSMAN CORPORATION AND SUBSIDIARIES HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

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

           On June 30, 2010, the last business day of the registrants' most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$931,158,052(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

(1)
Based on the closing price of $8.67 per share of common stock as quoted on the New York Stock Exchange.

(2)
All units of membership interest are held by Huntsman Corporation, an affiliate.

           On February 7, 2011, the number of shares outstanding of each of the registrant's classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	239,699,365
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days of
Huntsman Corporation's fiscal year ended December 31, 2010.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2010 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2010 ANNUAL REPORT ON FORM 10-K

        With respect to Huntsman Corporation, certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Huntsman International is a limited liability company and, pursuant to Section 21E(b)2(E) of the Securities Exchange Act of 1934, as amended, the safe-harbor for certain forward-looking statements is not applicable to it.

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

        For convenience in this report, the terms "Company," "our," "us," or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (a consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); and "SLIC" refers to Shanghai Liengheng Isocyanate Investment BV (an unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies).

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products. Many of these terms are defined in the Glossary of Chemical Terms found at the conclusion of "Part I. Item 1. Business" below.

ii

PART I

ITEM 1.    BUSINESS

GENERAL

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our Company, a Delaware corporation, was formed in 2004 to hold the businesses of Huntsman Holdings, LLC, a company founded by Jon M. Huntsman. Mr. Huntsman founded the predecessor to our Company in the early 1970s as a small polystyrene plastics packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of businesses.

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

        Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and our telephone number at that location is (801) 584-5700.

RECENT DEVELOPMENTS

Recent Note Redemption

        On January 18, 2011, Huntsman International redeemed $100 million of its 7.375% senior subordinated notes due 2015. The total redemption payment, excluding accrued interest, was $102 million, which included $2 million of call premiums. We expect to record a loss on early extinguishment of debt in the first quarter of 2011 of $3 million related to this redemption.

Announcement of Fertilizer Plant in Calais, France

        In January 2011, we announced an agreement in principle to invest approximately €30 million ($40 million) to build a new magnesium sulfate fertilizer production operation at our titanium dioxide plant in Calais, France. We have approved this investment in principle; nevertheless, it is subject to certain conditions, including obtaining permits and securing additional financing.

        The new fertilizer plant will use spent acid from our Calais pigment operations and will enable the closure of part of our Calais effluent treatment plant. Upon completion, the operation of the plant will deliver environmental benefits in the form of lower energy consumption and reduced carbon dioxide emissions. These environmental benefits would be coupled with cost reductions that are expected to increase the efficiency, sustainability and cost effectiveness of the entire Calais site.

Consolidation of Maleic Anhydride Manufacturing Joint Venture in 2011

        We own a 50% interest in Sasol-Huntsman GmbH and Co. KG ("Sasol-Huntsman"), which has been accounted for using the equity method. Sasol-Huntsman owns and operates a maleic anhyride facility in Moers, Germany. In late February 2011, we expect a plant expansion to come online. We will begin consolidating the results of Sasol-Huntsman in the first quarter of 2011. See "Note 6. Investment in Unconsolidated Affiliates" to our consolidated financial statements.

OVERVIEW

        Our products comprise a broad range of chemicals and formulations which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" below, which are located in 30 countries. As of December 31, 2010, we employed approximately 12,000 associates worldwide. Our revenues for the years ended December 31, 2010, 2009 and 2008 were $9,250 million, $7,665 million and $10,056 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. In a series of transactions beginning in 2006, we sold or shutdown substantially all of our Australian styrenics, Polymers and Base Chemicals operations. We report the results of our former Australian styrenics, Polymers and Base Chemicals businesses as discontinued operations in our statements of operations. See "Note 27. Discontinued Operations" to our consolidated financial statements.

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

2010 Segment Revenues(1)	2010 Segment EBITDA from Continuing Operations(1)

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

        The following table identifies the key products, their principal end markets and applications and representative customers of each of our segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE	Refrigeration and appliance insulation, construction products, adhesives, automotive, footwear, furniture, cushioning, specialized engineering applications and fuel additives	BMW, Certainteed, Electrolux, Firestone, GE, Haier, Louisiana Pacific, Recticel, Weyerhauser
Performance Products	Amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses	Detergents, personal care products, agrochemicals, lubricant and fuel additives, adhesives, paints and coatings, construction, marine and automotive products and PET fibers and resins	Chevron, Henkel, The Sun Products Corporation, Monsanto, Procter & Gamble, Unilever, Lubrizol, Reichhold, Dow, L'Oreal, Afton
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations	Adhesives, composites for aerospace, automotive, and wind power generation; construction and civil engineering; industrial coatings; electrical power transmission; consumer electronics	ABB, Akzo, BASF, Boeing, Bosch, Cytec, Dow, Hexcel, ISOLA, Omya, PPG, ASTORIT, Sanarrow, Schneider, Sherwin Williams, Siemens, Sika, Speed Fair, Syngenta, Toray
Textile Effects	Textile chemicals and dyes	Apparel, home and technical textiles	Esquel Group, Alok Industries, Nice Dyeing, Fruit of the Loom, Hanesbrands, Zaber & Zubair, Aunde, Y.R.C., Guilford Mills, Tencate
Pigments	Titanium dioxide	Paints and coatings, plastics, paper, printing inks, fibers and ceramics	Akzo, PPG, Clariant, Jotun, PolyOne

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

        Our customers produce polyurethane products through the combination of an isocyanate, such as MDI or TDI, with polyols, which are derived largely from PO and EO. While the range of TDI-based products is relatively limited, we are able to produce over 2,000 distinct MDI-based polyurethane products by modifying the MDI molecule through varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end use markets, including insulation in construction and appliances, cushioning for automotive and furniture, adhesives, wood binders, footwear and other specialized engineering applications.

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

        In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility. In January 2003, we entered into two related joint ventures to build MDI production and finishing facilities near Shanghai, China. Production at our MDI finishing plant near Shanghai, China operated by HPS, a consolidated joint venture, was commissioned on June 30, 2006. Production at the MNB, aniline and crude MDI plants operated by SLIC, an unconsolidated joint venture, commenced on September 30, 2006. These world-scale facilities strengthen our ability to service our customers in the critical Chinese market and will support the significant demand growth that we believe this region will continue to experience.

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

        In addition to the Company, there are three other major global producers of MDI: Bayer, BASF and Dow. While there are also some regional producers in Asia and Europe, we believe it is unlikely that any new global producers of MDI will emerge in the foreseeable future due to the substantial requirements for entry, such as the limited availability of licenses for MDI technology and the significant capital commitment and integration that is required to develop both the necessary technology and the infrastructure to manufacture and market MDI.

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

        Aniline.    Aniline is an intermediate chemical used primarily to manufacture MDI. Generally, aniline is either consumed internally by the producers of the aniline or is sold to third parties under long-term supply contracts. We believe that the lack of a significant spot market for aniline means that in order to remain competitive, MDI manufacturers must either be integrated with an aniline manufacturing facility or have a long-term, cost-competitive aniline supply contract.

        PO.    PO is an intermediate chemical used mainly to produce a wide range of polyols and PG. Demand for PO depends largely on overall economic demand, especially that of consumer durables. The following chart illustrates the primary end markets and applications for PO.

        MTBE.    MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. The use of MTBE can be controversial, and it has been effectively eliminated in the U.S. market. See "—Environmental, Health and Safety Matters—MTBE Developments" below and "Part I. Item 1A. Risk Factors." We continue to sell MTBE for use as a gasoline additive, substantially all of which is sold for use outside the U.S. See "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

        We manage a global work force which sells our polyurethane chemicals to over 3,500 customers in more than 90 countries. Our sales and technical resources are organized to support major regional markets, as well as key end use markets which require a more global approach. These key end use markets include the appliance, automotive, footwear, furniture and coatings, construction products, adhesives, sealants and elastomers industries.

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

Manufacturing and Operations

        Our MDI production facilities are located in Geismar, Louisiana; Rozenburg, Netherlands; and through our joint ventures in Caojing, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities located in Geismar, Louisiana; Wilton, U.K.; and Caojing, China. We believe that this relative scale and product integration of our large facilities provide a significant competitive advantage over other producers. In addition to reducing transportation costs for our raw materials, integration helps reduce our exposure to cyclical prices.

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI		Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE
	(millions of pounds)										(millions of gallons)
Geismar, Louisiana	970		160		715	(2)	953	(2)
Osnabrück, Germany			26	57
Port Neches, Texas									525	145	260
Ringwood, Illinois				18
Caojing, China	265	(1)
Rozenburg, Netherlands	880		130
Wilton, U.K.					715		953

Total	2,115		316	75	1,430		1,906		525	145	260

(1)
Represents our 50% share of capacity from SLIC, an unconsolidated Chinese joint venture.

(2)
Represents our approximately 78% share of capacity under our consolidated Rubicon LLC manufacturing joint venture with Chemtura Corporation.

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

        We operate polyurethane systems houses in Buenos Aires, Argentina; Deerpark, Australia; Shanghai, China; Cartagena, Colombia; Deggendorf, Germany; Thane (Maharashtra), India; Ternate, Italy; Tlalnepantla, Mexico; Mississauga, Ontario; Kuan Yin, Taiwan; Samuprakam, Thailand; Osnabrück, Germany; Dammam, Saudi Arabia and Obninsk, Russia.

Joint Ventures

        Rubicon Joint Venture.    Chemtura Corporation is our joint venture partner in Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Chemtura Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI and polyol facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. Rubicon LLC is consolidated in our financial statements.

        Chinese MDI Joint Ventures.    In January 2003, we entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, built three plants that manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and account for our investment under the equity method. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, has constructed a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate. These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. SLIC and HPS commenced operations during 2006. The total production capacity of the SLIC facilities is 530 million pounds per year of MDI and the production capacity of the HPS facility is 300 million pounds per year of MDI finished products.

        Russian MDI, Coatings and Systems Joint Venture.    In 2006, we purchased a 45% interest in International Polyurethane Investments B.V. This company's wholly-owned subsidiary, NMG is a leading polyurethanes producer headquartered in Obninsk, Russia. We account for this investment under the equity method. This joint venture, now Huntsman NMG ZAO, manufactures and markets a range of polyurethane systems in adhesives, coatings, elastomers and insulation using our MDI products.

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

        A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 53%, 35%, 11% and 1%, respectively, of total raw material costs in 2010. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, all the propylene used in the production of our PO is produced internally and delivered through a pipeline connected to our PO facility.

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

        Some of our competitors in the Polyurethanes segment are among the world's largest chemical companies and major integrated petroleum companies. These competitors may have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develop proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

Performance Products

General

        Our Performance Products segment is organized around three market areas: performance specialties, performance intermediates and maleic anhydride and licensing, and serves a wide variety of consumer and industrial end markets. In performance specialties, we are a leading global producer of amines, carbonates and certain specialty surfactants. Growth in demand in our performance specialties market tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand, technology substitution and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 9% in the last 10 years due to strong demand in a number of industrial applications, such as epoxy curing agents, oil drilling, agrochemicals, fuel additives and civil construction materials. In performance intermediates, we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB and ethanolamines products, which are primarily used in detergency, consumer products and industrial applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging. We believe we are North America's largest and lowest-cost producer of maleic anhydride. Maleic anhydride is the building block for UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of butane fixed bed catalyst used in the manufacture of maleic anhydride. Our licensing group also licenses technology on behalf of our other Huntsman businesses. We operate 16 Performance Products manufacturing facilities in North America, Europe, Middle East, Asia and Australia.

        We have the annual capacity to produce approximately 1.4 billion pounds of more than 250 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, propylene carbonates, ethylene carbonates, DGA® agent and morpholine, the second-largest global producer of ethyleneamines and the third-largest North American producer of ethanolamines. We also produce substituted propylamines. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines. Our products are manufactured at our Port Neches, Conroe and Freeport, Texas facilities and at our facilities in Llanelli, U.K. Petfurdo, Hungary and Jurong Island, Singapore. Since mid-2010 we have been manufacturing ethyleneamines through our 50/50 joint venture with Zamil Group (the "Arabian Amines Company") located in Jubail, Saudi Arabia. The joint venture has the capacity to produce 60 million pounds of ethyleneamines per annum. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, composites, solvents and catalysts. Our key amines customers include Akzo, Chevron, BASF, Hercules, Afton, Unilever, Monsanto and PPG.

        We have the capacity to produce approximately 2.5 billion pounds of surfactant products annually at our eight facilities located in North America, Europe and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphoteric surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in personal care applications. We are also a leading European producer of components for powder and liquid laundry detergents and other cleaners. We continue to strengthen and diversify our surfactant product offering into formulated specialty surfactant products, for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, fuels and lubricants, polymers and coatings. We are growing our global agrochemical surfactant technology and product offerings. Our key surfactants customers include Sun Products, L'Oreal, Monsanto, Nufarm, Clorox, Henkel, Colgate, Procter & Gamble and Unilever.

        We are North America's second-largest producer of LAB, with alkylation capacity of 375 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We also manufacture a higher-molecular-weight alkylate which is used as an additive to lubricants. Our key customers for LAB and specialty alkylates include Colgate, Lubrizol, Henkel, Procter & Gamble, Unilever and Sun Products.

        We believe we are North America's largest producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and artificial sweeteners. We have the capacity to produce approximately 340 million pounds annually at our facilities located in Pensacola, Florida and Geismar, Louisiana. We also own a 50% interest in Sasol-Huntsman, which has been accounted for using the equity method. This joint venture owns and operates a facility in Moers, Germany with an annual capacity of 137 million pounds. In late February 2011, a plant expansion will come online raising the capacity of the joint venture to 232 million pounds. We will begin consolidating the results of Sasol-Huntsman in the first quarter of 2011. We also license our maleic anhydride technology and supply our catalysts to licensees and to worldwide merchant customers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced six generations of our maleic anhydride catalysts. Patent applications have been filed for our seventh generation catalyst which should be commercially available in 2011. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AOC, Chevron, Oronite, Cook Composites, Dixie, Lubrizol, Infineum, Reichhold and Bartek.

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

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive, emulsifying, dispersant, detergent, solvent or corrosion inhibiting agent. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling customers to penetrate new markets and substitute for traditional curing materials. As amines are generally sold based upon the performance characteristics that they provide to customer- specific end use application, pricing does not generally fluctuate directly with movements in underlying raw materials.

        Morpholine/DGA® Agent.    Morpholine and DGA® agent are produced as co-products by reacting ammonia with DEG. Morpholine is used in a number of niche industrial applications including rubber curing (as an accelerator) and flocculants for water treatment. DGA® agent is primarily used in gas treating, electronics, herbicides and metalworking end use applications.

        Carbonates.    Ethylene and propylene carbonates are manufactured by reacting EO and PO with carbon dioxide. Carbonates are used as solvents and as reactive diluents in polymer and coating applications. They are also increasingly being used as a photo-resist solvent in the manufacture of printed circuit boards, solar panels, LCD screens and the production of lithium batteries. Also, propylene carbonates have recently received approval by the U.S. Environmental Protection Agency (the "EPA") for use as a solvent in certain agricultural applications. We expect these solvents to replace traditional aromatic solvents that are increasingly subject to legislative restrictions and prohibitions.

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

        Surfactants.    Surfactants or "surface active agents" are substances that combine a water soluble component with a water insoluble component in the same molecule. While surfactants are most commonly used for their detergency in cleaning applications, they are also valued for their emulsification, foaming, dispersing, penetrating and wetting properties in a variety of industries.

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

        Ethanolamines.    Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used as intermediates in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due to the technical and cost barriers to entry. Growth in this sector has typically been higher than GDP but saw a decline in late 2009 followed by a recovery in demand in 2010. We believe the ethanolamines market in North America is currently balanced.

        LAB.    LAB is a surfactant intermediate which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents.

        Three major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel and The Sun Products Corp. We believe that two-thirds of the LAB global capacity lies in the hands of ten producers, with three or four major players in each of the three regional markets. Although the North American market for LAB is mature, we expect Latin American and other developing countries to grow as detergent demand grows at a faster rate than GDP. However, growth in demand for specialty alkylates for use in lubricants is expected to be higher than GDP. We have developed a unique manufacturing capability for a high molecular weight alkylate for this market. With a significant technical barrier to entry, our specialty alkylate capability has allowed us greater diversity in our portfolio and strengthened our competitive position versus LAB-only producers.

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

        Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 22% of North American maleic anhydride demand. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial and residential construction products.

        Our maleic anhydride technology is a proprietary fixed bed process with solvent recovery and is characterized by low butane consumption and an energy- efficient, high-percentage-recovery solvent recovery system. This process competes against two other processes, the fluid bed process and the fixed bed process with water recovery. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which include PO, butadiene and acetylene as feedstocks. As a result, the growth in demand for BDO has resulted in increased demand for our maleic anhydride technology and catalyst.

        Total North American demand for maleic anhydride in 2010 was approximately 547 million pounds. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, demand for this application can be cyclical. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs.

        On April 1, 2008, we announced that Sasol-Huntsman, our 50/50 maleic anhydride joint venture located in Moers, Germany, would be expanding its manufacturing capacity by approximately 100 million pounds per year. The new capacity will come online in the first quarter of 2011. The joint venture received secured nonrecourse financing that together with its cash flows from operations was used to fund the expansion.

Sales and Marketing

        We sell over 2,000 products to over 4,000 customers globally through our Performance Products marketing groups, which have extensive market knowledge, considerable chemical industry experience and well established customer relationships.

        Our performance specialties markets are organized around end use market applications, such as coatings, polymers and resins and agrochemical. In these end uses, our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for ongoing differentiation in our development activities with our customers. Our performance intermediates and maleic anhydride groups organize their marketing efforts around their products and geographic regions served. We also provide extensive pre- and post-sales technical service support to our customers where our technical service professionals work closely with our research and development functions to tailor our product offerings to meet our customers unique and changing requirements. Finally, these technical service professionals interact closely with our market managers and business leadership teams to help guide future offerings and market approach strategies.

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

        These production capacities are as follows:

	Current capacity
Product Area	North America	EAME		APAC	Total
	(millions of pounds)
Performance Specialties
Amines	706	186	(1)	40	932
Carbonates	77				77
Specialty surfactants	100	175		70	345
Performance Intermediates
EG	890			55	945
EO	1,000			100	1,100
Ethanolamines	400				400
Ethylene	400				400
LAB	375				375
Propylene	300				300
Surfactants	470	1,675		30	2,175
Maleic anhydride	340	137	(2)		477

(1)
Includes up to 30 million pounds of ethyleneamines that are made available from Dow's Terneuzen, Netherlands facility by way of a long-term supply arrangement and 60 million pounds from our consolidated 50/50 joint venture Arabian Amines Company located in Jubail, Saudi Arabia.

(2)
Represents total capacity of a facility owned by Sasol-Huntsman, of which we own a 50% equity interest and Sasol owns the remaining 50% interest. On April 1, 2008, we announced that Sasol-Huntsman would be expanding its manufacturing capacity by approximately 100 million pounds per year. The new capacity will come online in the first quarter of 2011 and is not included in the production capacity table noted above.

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

        In 2008, we formed Arabian Amines Company, a joint venture with the Zamil Group, which has constructed an ethyleneamines manufacturing plant in Jubail, Saudi Arabia. Trial production commenced in the second quarter of 2010, and, beginning July 2010, Arabian Amines Company generated significant revenues from the sale of product. The plant has an approximate annual capacity of 60 million pounds. We will purchase and sell all of the production from this joint venture. Arabian Amines Company was accounted for under the equity method during its development stage. We began consolidating this joint venture beginning July 1, 2010.

Raw Materials

        We have the capacity to use approximately 850 million pounds of ethylene each year produced in part at our Port Neches, Texas facility in the production of EO and ethyleneamines. We consume all of our EO in the manufacture of our EG, surfactants and amines products. We also use internally produced PO and DEG in the manufacture of these products. We have the capacity to produce 400 million pounds of ethylene and 300 million pounds of propylene, depending on feedstocks, at our Port Neches, Texas facility. All of the ethylene is used in the production of EO and substantially all of the propylene is consumed by the PO unit at Port Neches operated by our Polyurethanes business. We purchase or toll the remainder of our ethylene and propylene requirements from third parties.

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

        There are numerous global producers of many of our performance intermediates products. Our main competitors include global companies such as Dow, Sasol, BASF, Petresa, Clariant, Shell, Stepan and Kao, as well as various smaller or more local competitors. We compete on the basis of price with respect to the majority of our product offerings and, to a lesser degree, on the basis of product availability, performance and service with respect to certain of our more value-added products.

        In our maleic anhydride market, we compete primarily on the basis of price, customer service and plant location. Our competitors include Lanxess, Flint Hills Resources and Ashland. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design and Polynt. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

        The market in which our Performance Products segment operates is highly competitive. Among our competitors in this market are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develop proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

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

        Formulated Systems.    The structural adhesives market requires high-strength "engineering" adhesives for use in the manufacture and repair of items to bond various engineering substrates. Our business focus is on engineering adhesives based on epoxy, polyurethane, acrylic and other technologies which are used to bond materials, such as steel, aluminum, engineering plastics and composites in substitution of traditional joining techniques. Our Araldite® brand name has considerable value in the industrial and consumer adhesives markets. In many countries, Araldite® branded products are known for their high-performance adhesive capabilities, and we generally believe that this is the value-added segment of the market where recognition of our long-standing Araldite® brand is a key competitive advantage. Packaging is a key characteristic of our adhesives products. Our range of adhesives is sold in a variety of packs and sizes, targeted to three specific end-markets and sold through targeted routes to market:

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

  •
  Consumer/DIY.  We package and sell consumer adhesives through strategic distribution arrangements with a number of the major marketers of consumer/DIY adhesives, such as Bostik and Selleys. These products are sold globally through a number of major retail outlets, often under the Araldite® brand name.

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

        We produce polyurethane-based and epoxy formulated polymer systems used in the production of models, prototypes, patterns, molds and a variety of related products for design, prototyping and short-run manufacture. Our products are used extensively in the automotive, aerospace and industrial markets as productivity tools to quickly and efficiently create accurate prototypes and develop experimental models, and to lower the cost of manufacturing items in limited quantities primarily using computer-aided-design techniques. We separate the overall tooling and modeling materials market into two distinct groups—standard tooling and modeling materials and stereolithography technology.

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

Sales and Marketing

        We maintain multiple routes to market to service our diverse customer base. These routes to market range from using our own direct sales force for targeted, technically-oriented distribution to mass general distribution. Our direct sales force focuses on engineering solutions for decision-makers at major customers who purchase significant amounts of product from us. We use technically-oriented specialist distributors to augment our sales effort in niche markets and applications where we do not believe it is appropriate to develop direct sales resources. We use mass general distribution channels to sell our products into a wide range of general applications where technical expertise is less important to the user of the products to reduce our overall selling expenses. We believe our use of multiple routes to market enables us to reach a broader customer base at an efficient cost.

        We conduct sales activities through dedicated regional sales teams in the Americas; Europe, Africa, the Middle East and India ("EAMEI"); and Asia. Our global customers are covered by key account managers who are familiar with the specific requirements of these clients. The management of long-standing customer relationships, some of which are 20 to 30 years old, is at the heart of the sales and marketing process. We are also supported by a strong network of distributors. We serve a highly fragmented customer base.

        For our consumer DIY "Do It Yourself" range, we have entered into exclusive branding and distribution arrangements with, for example, Selleys in Australia. Under these arrangements, our distribution partners fund advertising and sales promotions, negotiate and sell to major retail chains, own inventories and provide store deliveries (and sometimes shelf merchandising) in exchange for a reliable, high-quality supply of Araldite® branded, ready-to-sell packaged products.

Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAMEI, the Americas, and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Bad Saeckingen, Germany	Formulating Facility
Bergkamen, Germany	Synthesis Facility
Chennai, India(1)	Resins and Synthesis Facility
Duxford, U.K.	Formulating Facility
East Lansing, Michigan, U.S.	Formulating Facility
Istanbul, Turkey(2)	Formulating Facility
Los Angeles, California, U.S.	Formulating Facility
McIntosh, Alabama, U.S.	Resins and Synthesis Facility
Monthey, Switzerland	Resins and Synthesis Facility
Pamplona, Spain	Resins and Synthesis Facility
Panyu, China(2)(3)	Formulation and Synthesis Facility
Sadat City, Egypt	Formulating Facility
Taboão da Serra, Brazil	Formulating Facility

(1)
76%-owned and consolidated manufacturing joint venture with Tamilnadu Petroproducts Limited.

(2)
Leased land and/or building.

(3)
95%-owned and consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

        Our facilities in Asia and India are well-positioned to take advantage of the market growth that is expected in these regions. Furthermore, we believe that we are the largest producer of epoxy resin compounds in India.

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

        Competition in our basic liquid and solid epoxy resins group is primarily driven by price, and is increasingly more global with industry consolidation in the North American and European markets and the emergence of new competitors in Asia. Our major competitors include Dow, Momentive, BASF, Kukdo, Leuna and NanYa.

        Competition in our specialty components and structural composites product group is primarily driven by product performance, applications expertise and customer certification. Our competitive strengths include our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Major competitors include Air Products, Arizona, Momentive, BASF, Cray Valley, Evonics, DIC, Dow, Mitsui, Sumitomo and NanYa.

        Competition in our formulation product group is primarily based on technology, know-how, applications and formulations expertise, product reliability and performance, process expertise and technical support. This product group covers a wide range of industries and the key competition factors vary by industry. Our competitive strengths result from our focus on defined market needs, our long-standing customer relationships, product reliability and technical performance, provision of high level service and recognition as a quality supplier in our chosen sectors. We operate dedicated technology centers in Basel, Switzerland; The Woodlands, Texas; and Panyu, China in support of our product and technology development. Our major competitors can be summarized as follows:

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

        In June 2010, we announced a restructuring program for our Basel, Switzerland site of our Textile Effects segment. It would involve the consolidation of manufacturing activities and processes at the site, as well as the introduction of changes in work organization, with the aim of increasing flexibility while preserving existing capacities and ensuring competitiveness in Basel. We expect to spend approximately $16 million over approximately the next year to complete this project. We have targeted approximately $17 million in annual savings when the restructuring is fully completed.

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

        The apparel market, which also includes our home interiors products, focuses on products that provide an aesthetic effect and/or improve the processing efficiency within the textile mill. We offer a complete range of colors for cotton, polyester and nylon that cover the range of shades needed for sportswear, intimate apparel, towels, sheeting and casual wear. Our dyes have been developed to ensure that they offer the highest levels of wash fastness currently available in the market. Optical brighteners and other pretreatment products provide "bright white" effects for apparel, towels and sheeting. Pretreatment and dyeing auxiliaries ensure that these fabrics are processed efficiently and effectively—

cleaning the fabrics with fewer chemicals, less energy and less water and thereby minimizing the environmental footprint and reducing the processing costs. Silicone softeners may be used to enhance the feel of products.

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

Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: Europe, Africa and the Middle East ("EAME"), the Americas, and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Atotonilquillo, Mexico	Textile Dyes and Chemicals Formulations Facility
Baroda, India	Textile Dyes and Chemicals Synthesis Facility
Basel, Switzerland(1)	Textile Dyes Facility and Technology Center
Bogota, Colombia(1)	Chemicals Formulations Facility
Charlotte, North Carolina, U.S.(1)	Chemicals Formulations Facility
Fraijanes, Guatemala(1)	Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Dyes and Chemicals Formulations Facility
Hangzhou, China(1)	Chemicals Formulations Facility
Istanbul, Turkey(1)	Chemicals Formulations Facility
Karachi, Pakistan(1)	Chemicals Formulations Facility
Langweid am Leich, Germany(1)	Chemicals Synthesis Facility
Panyu, China(1)(2)	Chemicals Synthesis Facility and Technology Center
Qingdao, China	Textile Dyes Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Dyes and Chemicals Formulations Facility

(1)
Leased land and/or building.

(2)
95%-owned and consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

Raw Materials

        The manufacture of textile effects products requires a wide selection of raw materials (approximately 1,200 different chemicals), including amines, fluorochemicals and sulfones. No one raw material represents greater than 3% of our textile effects raw material expenditures. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

Competition

        We are the leading global market share provider for textile chemicals and dyes. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who offer complete solutions for both markets. Our major competitors are Clariant, BASF, Kiri-Dystar and Longsheng. We believe that our competitive strengths include our product offering, which is characterized by its broad range; high quality; significant integration between products and service; reliable technical expertise; long-standing relationships with customers; and strong business infrastructure in Asia. We believe that we have more customer service capability and account management capability than any of our competitors worldwide.

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

        Our Pigments segment is focused on improving our competitive position and providing customers with innovative products and solutions. In 2008, to further our competitive position we expanded the capacity of our Greatham, U.K. chloride-based facility by 50% to 150,000 tonnes per year. During the first quarter of 2009, we closed our Grimsby, U.K. sulphate-based facility. We recently announced an agreement in principle to an investment of approximately €30 million (approximately $40 million) to build a new magnesium sulfate fertilizer manufacturing operation at our plant in Calais, France. The new facility will enable the closure of part of our Calais effluent treatment plant, which is expected to increase the efficiency, sustainability and cost effectiveness of the entire Calais site. We continue to pursue other projects to improve manufacturing costs at each of our facilities. We are also introducing a number of innovative new products to the market, including our Deltio® range of free-flowing pigments.

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

        There are two manufacturing processes for the production of titanium dioxide, the sulfate process and the chloride process. Most recent capacity additions by the five major producers have employed the chloride process technology while those by smaller producers have generally used the sulphate process technology. We currently believe that the chloride process accounts for approximately 55% of global production capacity. However, the global distribution of sulfate- and chloride-based titanium dioxide capacity varies by region, with the sulfate process being predominant in Europe, our primary market.

The chloride process is the predominant process used in North America, and both processes are used in Asia. While most end use applications can use pigments produced by either process, regional market preferences typically favor products that are locally available. We believe the chloride and sulfate manufacturing processes compete effectively in the marketplace.

        Aside from the five major producers, the titanium dioxide industry currently has a large number of small regional or local producers, especially in China. Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks, efficiency improvements and, more recently, new capacity additions in China. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Pricing in the industry is driven primarily by supply/demand balance. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we expect supply to continue for the near term in line with historical demand growth.

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

(1)
This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos Worldwide. The capacity shown reflects our 50% interest in Louisiana Pigment Company, L.P.

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

Joint Venture

        Louisiana Pigment Company, L.P. is our 50/50 joint venture with Kronos Worldwide. We share production offtake and operating costs of the plant equally with Kronos Worldwide, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation. Our investment in Louisiana Pigment Company, L.P. is accounted for using the equity method.

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

        The world market for titanium bearing ores is characterized by a small number of large suppliers (Rio Tinto, Iluka and Exxaro) which account for approximately 60% of global supply and from which we purchase approximately 60% of our needs. However, the choice of producers has increased in recent years with a number of emerging suppliers based in India and Africa and we have broadened our supply base by purchasing increasing amounts of our ores from these suppliers. The majority of our ore purchases are made under agreements with terms of three or more years.

        Titanium dioxide producers extract titanium from ores and process it into pigmentary titanium dioxide using either the chloride or sulfate process. Once an intermediate titanium dioxide pigment has been produced, it is "finished" into a product with specific performance characteristics for particular end use applications. The finishing process is common to both the sulfate and chloride processes and is a major determinant of the final product's performance characteristics.

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

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2010, 2009 and 2008, we spent $151 million, $145 million and $154 million, respectively, on research and development.

        We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are located in The Woodlands, Texas, Everberg, Belgium, and Shanghai, China. Other regional development/technical service centers are located in Billingham, England (pigments); Auburn Hills, Michigan (polyurethanes for the automotive industry); Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Melbourne, Australia (surfactants); Port Neches, Texas (process engineering support); Basel, Switzerland and Panyu, China (advanced materials and textile effects); and Mumbai, India (textile effects).

INTELLECTUAL PROPERTY RIGHTS

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 560 unexpired U.S. patents, approximately 155 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 3,650 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

        We have associated brand names with a number of our products, and we have approximately 140 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 4,890 foreign counterparts, including both registrations and applications for registration. Some of these registrations and applications include filings under the Madrid system for the international registration of marks and may confer rights in multiple countries. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

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

EMPLOYEES

        As of December 31, 2010, we employed approximately 12,000 people in our operations around the world. Approximately 2,000 of these employees are located in the U.S., while approximately 10,000 are located in other countries. We believe our relations with our employees are good.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

        We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2010, 2009 and 2008, our capital expenditures for EHS matters totaled $85 million, $54 million and $58 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. We have been notified by third parties of claims against us for cleanup liabilities at approximately 10 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us.

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho believed to have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service notified us that we are a CERCLA Potentially Responsible Party (a "PRP") for the mine site involving selenium-contaminated surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERCLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a Remedial Investigation/Feasibility Study (an "RI/FS"). In 2009, the Forest Service notified the three PRPs (our Company, Nu-West and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in conjunction with Wells Cargo, we agreed to jointly comply with a unilateral administrative order (a "UAO") to conduct an RI/FS of the entire West Ridge of the site, although we are alleged to have had only a limited historical presence in the investigation area. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. On June 15, 2010, we received the UAO which had been executed by the Forest Service and we are presently carrying out the requirements of the order. We continue to coordinate with our insurers regarding policy coverage in this matter. At this time, we are unable to estimate the cost of the RI/FS or our ultimate liability in this matter, but we do not believe it will be material to our financial condition, results of operations or cash flow.

        In addition, under the Resource Conservation and Recovery Act ("RCRA") and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements under RCRA authority. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, Switzerland and Italy.

        In June of 2006, an agreement was reached between the local regulatory authorities and our Advanced Materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. In October

2010, the local authorities approved our proposed two-phase remedial approach. The first phase, to be initiated in 2011, will involve groundwater extraction and treatment in one limited area of the site. The second phase, not yet defined, would proceed during site redevelopment. However, because of the current economic conditions in Spain, we believe that the urban development plans have been postponed for the immediate future. Therefore, we are unable to further assess the timing, likelihood or amount of any potential liability.

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environment Protection Authority, Victoria, Australia (the "EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have now reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period of current clean-up notice, which ends on July 30, 2014. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. This facility has been closed and demolition, which commenced in May 2010, is expected to be completed by mid-2011.

        By letter of March 15, 2010, the U.S. Department of Justice (the "DOJ") notified us that the EPA has requested that the DOJ bring an action in federal court against us and other PRPs for recovery of costs incurred by the U.S. in connection with releases of hazardous substances from the State Marine Superfund Site in Port Arthur, Texas. As of August 31, 2007, the EPA had incurred and paid approximately $2.8 million in unreimbursed response costs related to the site. Prior to filing the complaint, the DOJ requested that PRPs sign and return a standard tolling agreement (from March 31, 2010 through September 30, 2010) and participate in settlement discussions. We originally responded to an information request regarding this site on March 7, 2005 and identified historical transactions associated with a predecessor of a company we acquired. The prior owners have contractually agreed to indemnify us in this matter. While the DOJ is aware of the indemnity, we may be required to participate in future settlement discussions; therefore, on March 29, 2010, we submitted the signed tolling agreement and offer to negotiate to the DOJ. The tolling agreement has since been extended until March 31, 2011.

        In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that the liabilities for all such matters subject to indemnity, will be honored by the prior owner or that our existing indemnities will be sufficient to cover our liabilities for such matters.

        Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows. However, if such indemnities are not honored or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the total cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $48 million and $41 million for environmental liabilities as of December 31, 2010 and 2009, respectively. Of these amounts, $13 million and $5 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2010 and 2009, respectively, and $35 million and $36 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2010 and 2009, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the European Economic Area ("EEA") more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals where there are no suitable alternative substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances we purchase or manufacture in, or import into, the EEA. We met pre-registration REACH compliance requirements by the November 30, 2008 regulatory deadline, with the exception of pre-registrations for two substances, for a total of 1,850 pre-registrations for substances that we intended to register. These two substances, along with the other high-volume and high-priority chemicals, were successfully registered under the program by the November 30, 2010 regulatory deadline. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $9 million, $3 million and $2 million in 2010, 2009 and 2008, respectively, on REACH compliance. However, we cannot provide assurance that these recent expenditures will be indicative of future amounts required for REACH compliance.

GREENHOUSE GAS REGULATION

        Although the existence of binding emissions limitations under international treaties such as the Kyoto Protocol is in doubt after 2012, we expect some or all of our operations to be subject to regulatory requirements to reduce emissions of greenhouse gases ("GHG"). Even in the absence of a new global agreement to limit GHGs, we may be subject to additional regulation under the European

Union Emissions Trading System as well as new national and regional GHG trading programs. For example, our operations in Australia and selected U.S. states may be subject to future GHG regulations under emissions trading systems in those jurisdictions.

        Because the United States has not adopted federal climate change legislation, domestic GHG efforts are likely to be guided by EPA regulations in the near future. While EPA's GHG programs are currently subject to judicial challenge, our domestic operations may become subject to EPA's regulatory requirements when implemented. In particular, expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration Requirements under EPA's GHG "Tailoring Rule." In addition, certain aspects of our operations may be subject to GHG emissions monitoring and reporting requirements. If we are subject to EPA GHG regulations, we may face increased monitoring, reporting, and compliance costs.

        We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

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

        In May and July 2010, PAPL fully disclosed the environmental noncompliance issues to the local Indian environmental agency, the Tamil Nadu Pollution Control Board ("TNPCB"). All environmental compliance and reporting issues have been addressed to the agency's satisfaction other than the use of freshwater for the dilution of wastewater effluent discharges and the remediation of several off-site solid waste disposal areas. Also in May 2010, we voluntarily contacted the SEC and the DOJ to advise them of our investigation and that we intend to cooperate fully with each of them. We met with the SEC and the DOJ in early October to discuss this matter and continue to cooperate with these agencies. Steps have been taken to halt all known illegal or improper activity. These steps included the termination of employment of management employees as appropriate. In November 2010, directions were received from TNPCB to submit a plan for the remediation of the off-site waste disposal areas.

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
LAB—linear alkyl benzene
LAS—linear alkylbenzene sulfonate
LER—liquid epoxy resins
LNG—liquefied natural gas
MEG—mono-ethylene glycol
MDI—methyl diphenyl diisocyanate
MTBE—methyl tertiary-butyl ether
PG—propylene glycol
PO—propylene oxide

Polyols—a substance containing several hydroxyl groups. A diol, triol and tetrol contain two, three and four hydroxyl groups respectively

TBA—tertiary butyl alcohol
TBHP—tert-butyl hydroperoxide
TDI—toluene diisocyanate
TEG—tri-ethylene glycol
TiO2—titanium dioxide pigment
TPU—thermoplastic polyurethane
UPR—unsaturated polyester resin

ITEM 1A.    RISK FACTORS

Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

RISKS RELATED TO OUR BUSINESS

Our industry is affected by global economic factors including risks associated with volatile economic conditions.

        Our financial results are substantially dependent upon overall economic conditions in the United States, the European Union and Asia. Declining economic conditions in all or any of these locations—or negative perceptions about economic conditions—could result in a substantial decrease in demand for our products and could adversely affect our business. Uncertain economic conditions and market instability make it difficult for us, our customers and our suppliers to forecast demand trends. Renewed declines in demand would place additional pressure on our results of operations. The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time. As a consequence, we are unable to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations, and we can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the chemical industry.

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

  •
  increased operating costs;

  •
  exposure to unanticipated liabilities;

  •
  usage of limited investment and other baskets under our debt covenants;

  •
  pre-existing or ongoing illegal activities conducted by the target company or joint venture partner; and

  •
  difficulties in realizing projected efficiencies, synergies and cost savings.

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

        The prices of the raw materials that we purchase from third parties are cyclical and volatile. We purchase a substantial portion of these raw materials from third party suppliers. The cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical.

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

        In addition, if the economic downturn were to continue or worsen, more of our customers may experience financial difficulties, including bankruptcies, restructurings and liquidations, which could affect our business by reducing sales, increasing our risk in extending trade credit to customers and reducing our profitability. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect accounts receivable from that customer, all of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our available cash and access to additional capital may be limited by our significant leverage and the terms of our existing indebtedness, which could restrict our ability to grow our businesses.

        We have a significant amount of indebtedness outstanding. As of December 31, 2010, we had total consolidated outstanding indebtedness of approximately $4,146 million (including the current portion of long-term debt) and a debt to total capitalization ratio of approximately 69%. Our outstanding debt could have important consequences for our businesses, including the following:

  •
  a high degree of debt makes us more vulnerable to a downturn in our businesses, our industry and the economy in general, as a significant percentage of our cash flow from operations will be required to make payments on our indebtedness, making it more difficult to react to changes in our business and in market or industry conditions;

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

        Our debt instruments also require us to comply with certain financial covenants under certain circumstances. For example, the leverage covenant (the "Leverage Covenant") applicable to our $300 million revolving facility (the "Revolving Facility") under our senior secured credit facilities (the "Senior Credit Facilities") requires us to maintain a maximum senior secured debt to EBITDA ratio of 3.75 to 1 when uncollateralized loans or letters of credit are outstanding under the Revolving Facility. As of December 31, 2010, we were in compliance with the covenant. However, if we violate this covenant, it could lead to an event of default under the Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and result in a loss of such facilities. It may not be possible for us to replace the Senior Credit Facilities with a substitute facility on terms acceptable to us, or at all.

        We also must comply with certain receivable performance metrics under our $250 million U.S. accounts receivable securitization program ("U.S. A/R Program") and our €225 million (approximately $297 million) European accounts receivable program ("EU A/R Program," and, collectively with the U.S. A/R Program, our "A/R Program" or "A/R Programs"). Failure to meet such metrics could lead to an early termination event and could require us to cease use of such facilities, prohibiting us from additional borrowings against our receivables, or, at the discretion of the lenders, requiring us to repay the A/R Programs in full. An early termination event under our A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and result in a loss of such facilities. In summary, if debt under one or more of our facilities is accelerated, cross-default provisions in our debt instruments would likely be triggered, which would likely have a material adverse impact on our financial condition.

        As of December 31, 2010, the current portion of our long term debt to affiliates totaled approximately $519 million. As of December 31, 2010, we had combined outstanding variable rate borrowings of approximately $2.3 billion. Assuming a 1% increase in interest rates, without giving effect to any interest rate hedges or our cash balances, our annual interest rate expense would increase by approximately $23 million. If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to meet payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of those instruments. In the event of a default, a holder of the indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, the creditors under our Senior Credit Facilities could elect to terminate their commitments thereunder, and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could have a material adverse effect on our business, results of operations and financial condition.

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

        Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including tax laws and the Foreign Corrupt Practices Act. In addition, although we maintain an anti-corruption compliance program throughout the Company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks, among others, could disrupt the businesses of our international subsidiaries, which could significantly affect their ability to make distributions to us.

        We operate in a significant number of jurisdictions, which contributes to the volatility of our effective tax rate. Changes in tax laws or the interpretation of tax laws in the jurisdictions in which we operate may affect our effective tax rate. In addition, generally accepted accounting principles in the U.S. ("GAAP" or "U.S. GAAP") has required us to place valuation allowances against our net operating losses and other deferred tax assets in a number of tax jurisdictions. These valuation allowances primarily result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in those specific tax jurisdictions. Valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions may dictate the continued imposition of the current valuation allowances and potentially the establishment of new valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations.

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

        Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of chemical products. These hazards include: chemical spills, pipeline leaks and ruptures, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers' compensation and other matters.

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

We might not be able to obtain funding if deterioration in the credit and capital markets were to occur. This could hinder or prevent us from meeting our future capital needs and from refinancing our existing indebtedness when it comes due.

        While global financial markets and economic conditions have improved, they continue to be volatile. A deterioration of capital and credit markets could hinder our ability to access these markets. If this were to occur, we cannot be certain that additional funding for our capital needs from credit and capital markets would be available if needed and, to the extent required, on acceptable terms. In addition, we might be unable to refinance our existing indebtedness when it comes due on terms that are acceptable to us or at all. If we were unable to meet our capital needs or refinance our existing indebtedness, it could have a material adverse effect on our financial position and results of operations.

A downgrade in the ratings of the securities of our company or our subsidiaries could result in increased interest and other financial expenses related to future borrowings of our company or our subsidiaries and could restrict our access to additional capital or trade credit.

        Standard and Poor's Ratings Services and Moody's Investors Service maintain credit ratings for our company. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies, which may in the future rate our debt, to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings and could restrict our ability to obtain additional financing on satisfactory terms. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

We are subject to many EHS regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of EHS laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some EHS laws, the assessment of strict liability and/or joint and several liability.

        Increasing concerns regarding the safety of chemicals in commerce and their potential impact on the environment constitute a growing trend. Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, these concerns could influence public perceptions, the viability of certain products, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in EHS regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.

        We could incur significant expenditures in order to comply with existing or future EHS laws. Capital expenditures and costs relating to EHS matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Capital expenditures and costs beyond those currently anticipated may therefore be required under existing or future EHS laws.

        Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future EHS laws.

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

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in numerous cases in U.S. courts that allege MTBE contamination in groundwater. The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. Between 2007 and 2009, we were named as a defendant in 18 of these lawsuits in New York state and federal courts, which we settled in an amount immaterial to us. It is possible that we could be named as a defendant in future MTBE contamination cases. We cannot provide assurances that adverse results against us in future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

Failure to adequately protect critical data and technology systems could materially affect our operations.

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

Our business is dependent on our intellectual property. If our intellectual property rights cannot be enforced or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

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

        We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means.

        Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights. We may not be able to effectively protect our intellectual property rights from misappropriation or infringement in countries where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may be unavailable, or may not protect our proprietary rights to the same extent as U.S. law.

        The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how or the failure of adequate legal remedies for related actions could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

        In the past, conflicts, military actions and terrorist attacks have precipitated global economic instability and turmoil in world financial markets. Current regional tensions and conflicts in energy-producing nations, including continuing instability in Iran, ongoing military action in Iraq, and other conflicts have caused, and may cause further, increases in raw material costs, particularly natural gas and crude oil based feedstocks, which are used in our operations. The uncertainty surrounding the threat of further armed hostilities, military action or acts of terrorism may impact any or all of our physical facilities and operations, which are located in North America, Europe, Australia, Asia, Africa, South America and the Middle East, or those of our suppliers or customers. Furthermore, the resulting economic disruption caused by such events may result in reduced demand from our customers for our products.

        A military action or terrorist attack that impacts any of our facilities, or the facilities of our suppliers or customers, could have a material adverse effect on our business. In addition, a number of governments have begun regulatory processes that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs. Conflicts and stability will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Regulatory requirements to reduce GHG emissions could have an adverse effect on our results of operations.

        Although the continued existence of binding emissions limitations under international treaties such as the Kyoto Protocol is in doubt after 2012, we expect some of our operations to be subject to regulatory requirements to reduce GHG emissions. Even in the absence of a new global agreement to limit GHGs, we may be subject to additional regulation under the European Union Emissions Trading System as well as new national and regional GHG trading programs. For example, our operations in Australia and selected U.S. states may be subject to future GHG regulations under emissions trading systems in those jurisdictions.

        Because the United States has not adopted federal climate change legislation, domestic GHG efforts are likely to be guided by EPA and state agency regulations in the near future. While EPA's GHG programs are currently subject to judicial challenge, our domestic operations may become subject to EPA's regulatory requirements when implemented. In particular, expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration Requirements under EPA's GHG "Tailoring Rule". In addition, certain aspects of our operations may be subject to GHG emissions monitoring and reporting requirements. If we are subject to EPA GHG regulations, we may face increased monitoring, reporting, and compliance costs.

        We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital costs to modify assets as necessary to meet GHG emission limits and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

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

        Over the past four years we have paid quarterly dividends on our common stock. The declaration of dividends by our Company is subject to the discretion of our Board of Directors. Our Board of Directors takes into account such matters as general business conditions, our financial results, expected liquidity and capital expenditure requirements, contractual, legal or regulatory restrictions on the payment of dividends, the effect on our debt ratings and such other factors as our Board of Directors may deem relevant, and we can provide no assurance that we will continue to pay dividends on our common stock. In addition, Delaware law contains certain restrictions on a company's ability to pay cash dividends and we can provide no assurance that those restrictions will not prevent us from paying a dividend in future periods.

Jon M. Huntsman, through direct and indirect ownership of our common stock, may be deemed to control approximately 18% of our outstanding common stock, and he may have the ability to substantially impact the outcome of matters voted on by our stockholders.

        Jon M. Huntsman, through direct and indirect ownership of our common stock, may be deemed to control approximately 18% of our outstanding common stock. Through his interests, he may have the ability to substantially impact:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2010, we did not have any unresolved comments from the staff of the SEC.

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

Location	Business Segment	Description of Facility
Salt Lake City, Utah(1)	Corporate and other	Executive Offices
The Woodlands, Texas(1)	Various	Operating Headquarters, Global Technology Center
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(4), Aniline(4), Polyols and Maleic Anhydride Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, The Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
Caojing, China	Polyurethanes	MDI Finishing Facilities, Global Technology Center
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility
Deerpark, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House

Location	Business Segment	Description of Facility
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House, Global Technology Center
Thane (Maharashtra), India(1)	Polyurethanes	Polyurethane Systems House
Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samuprakam, Thailand(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Obninsk, Russia(4)	Polyurethanes	Polyurethanes Systems House
Dammam, Saudi Arabia(5)	Polyurethanes	Polyurethane Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility/ Polyurethane Systems House
Wilton, U.K.	Polyurethanes	Aniline and Nitrobenzene Manufacturing Facilities
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines and PO Manufacturing Facilities
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(6)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Moers, Germany(7)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia	Performance Products	Surfactant/EG Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France(1)	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Melbourne, Australia	Performance Products	Research Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain	Advanced Materials	Resins and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Chennai, India(8)	Advanced Materials	Resins and Synthesis Facility
Bad Saeckingen, Germany(1)	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Sadat City, Egypt	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials	Formulating Facility
Panyu, China(1)(9)	Advanced Materials	Formulating and Synthesis Facility and Technology Center
East Lansing, Michigan	Advanced Materials	Formulating Facility

Location	Business Segment	Description of Facility
Istanbul, Turkey(1)	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Basel, Switzerland(1)	Advanced Materials and Textile Effects	Technology Center, Advanced Materials headquarters and Textile Effects Textile Dyes Facility
Panyu, China(1)(9)	Textile Effects	Chemicals Synthesis Facility and Technology Center
Langweid am Leich, Germany(1)	Textile Effects	Chemicals Synthesis Facility
Charlotte, North Carolina(1)	Textile Effects	Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Effects	Textiles Dyes and Chemicals Formulations Facility
Atotonilquillo, Mexico	Textile Effects	Textile Dyes and Chemicals Formulations Facility
High Point, North Carolina(1)	Textile Effects	Technology Center
Baroda, India	Textile Effects	Textile Dyes and Chemicals Synthesis Facility
Gandaria, Indonesia	Textile Effects	Textile Dyes and Chemicals Formulations Facility
Qingdao, China	Textile Effects	Textile Dyes Facility
Fraijanes, Guatemala(1)	Textile Effects	Chemicals Formulations Facility
Bogota, Colombia(1)	Textile Effects	Chemicals Formulations Facility
Hangzhou, China(1)	Textile Effects	Chemicals Formulations Facility
Istanbul, Turkey(1)	Textile Effects	Chemicals Formulations Facility
Karachi, Pakistan(1)	Textile Effects	Chemicals Formulations Facility
Gateway West, Singapore(1)	Textile Effects and Performance Products	Textile Effects Headquarters and Performance Products Regional Headquarters
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility
Lake Charles, Louisiana(10)	Pigments	Titanium Dioxide Manufacturing Facility

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

(3)
35% interest in SLIC, our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies.

(4)
45%-owned unconsolidated manufacturing joint venture with NMG.

(5)
51%-owned consolidated manufacturing joint venture with Basic Chemicals Industries Ltd.

(6)
50% interest in Arabian Amines Company, our consolidated manufacturing joint venture with Zamil Group.

(7)
50% interest in Sasol-Huntsman, our unconsolidated manufacturing joint venture with Sasol.

(8)
76%-owned consolidated manufacturing joint venture with Tamilnadu Petroproducts Limited.

(9)
95%-owned consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(10)
Owned by Louisiana Pigment Company, L.P., our unconsolidated manufacturing joint venture which is owned 50% by us and 50% by Kronos Worldwide.

ITEM 3.    LEGAL PROCEEDINGS

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

        During the period from 2007 through 2009, our Performance Products business' surfactants manufacturing facility located in New South Wales, Australia experienced five reported releases of ethylene oxide and propylene oxide, both raw materials used in the surfactants manufacturing process. As a consequence of these releases, the site received and responded to information requests and physical inspections from WorkCover NSW and/or the Department of Environment, Climate Change and Water NSW, both regulatory agencies with oversight authority for the facility. Subsequent to these inquiries, by letter dated September 10, 2010, the Department of Environment, Climate Change and Water NSW notified us that it had commenced a court proceeding regarding the fifth ethylene oxide release which occurred on October 28, 2009. The authorities alleged a breach of a condition of our operating license, but have not alleged that a pollution event occurred. Although the facility submitted a good faith proposal to settle the matter, the agency elected instead to continue with the proceeding. Consequently, on December 3, 2010, we pled guilty to the one allegation of a breach of our operating license. A one-day sentencing hearing of the agreed-to facts and supporting evidence is set for March 22, 2011.

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

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Unresolved at beginning of period	1,138	1,140	1,192
Tendered during period	24	18	21
Resolved during period(1)	46	20	73
Unresolved at end of period	1,116	1,138	1,140

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

        We have never made any payments with respect to these cases. As of December 31, 2010, we had an accrued liability of $13 million relating to these cases and a corresponding receivable of $13 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2010.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Unresolved at beginning of period	39	43	39
Filed during period	5	3	8
Resolved during period	7	7	4
Unresolved at end of period	37	39	43

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $201,000 and nil during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had an accrual of $225,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2010.

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

        Two purported class action cases filed May 5 and 17, 2006 pending in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, by direct purchasers of MDI, TDI and polyether polyols and by indirect purchasers of these products remain largely dormant although the plaintiff in one case recently filed papers seeking class certification. A purported class action case filed February 15, 2002 by purchasers of products containing rubber and urethanes products and pending in Superior Court of California, County of San Francisco is stayed pending resolution of MDL No. 1616. Finally, we have been named in a proposed third amended complaint by indirect purchasers of MDI, TDI, polyether polyols and polyester polyols pending against Bayer and Chemtura in the U.S. District Court for the District of Massachusetts. The matter is currently stayed pending a settlement of previously asserted claims against Bayer and Chemtura. We opposed the motion for leave to file the proposed amended complaint adding us as a defendant in that action. The plaintiffs in each of these matters make similar claims against the defendants as the class plaintiffs in MDL No. 1616.

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

        In all of the antitrust litigation currently pending against us, the plaintiffs generally are seeking injunctive relief, treble damages, costs of suit and attorneys fees. The plaintiffs' pleadings in these various antitrust suits provide few specifics about any alleged illegal conduct on our part, and we are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs related to these claims and could incur additional costs in amounts material to us.

Port Arthur Plant Fire Insurance Litigation Settlement

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance through International Risk Insurance Company ("IRIC"), our captive insurer, and certain reinsurers (the "Reinsurers"). The property damage and business interruption insurance was subject to a combined deductible of $60 million. We, together with IRIC, asserted claims to the Reinsurers related to losses occurring as a result of this fire. On August 31, 2007, the Reinsurers brought an action against us in the U.S. District Court for the Southern District of Texas. The action sought to compel us to arbitrate with the Reinsurers to resolve disputes related to our claims or, in the alternative, to declare judgment in favor of the Reinsurers. Pursuant to a December 29, 2008 agreement, we participated with the Reinsurers in binding arbitration. We paid our deductible on the claim of $60 million and were paid $365 million by the Reinsurers prior to the commencement of binding arbitration. On May 14, 2010, we entered into a settlement agreement with the Reinsurers, including those Reinsurers that did not participate in the arbitration proceedings that resolved the remainder of our insurance claim for a total amount of $110 million. The Reinsurers completed the payment of this amount on June 15, 2010. For more information, see "Note 25. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" too our consolidated financial statements.

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

ITEM 4.    (REMOVED AND RESERVED)

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

        Peter R. Huntsman, age 47, is President, Chief Executive Officer and a Director of our Company. Mr. Huntsman also serves on our Litigation Committee. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of

Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries.

        J. Kimo Esplin, age 48, is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as Chief Financial Officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        James R. Moore, age 66, is Executive Vice President and General Counsel and Secretary. Prior to his appointment to this position in January 2010, Mr. Moore served as our Vice President and Deputy General Counsel since 2003. Prior to that, Mr. Moore served as Vice President and Chief Environmental Counsel from 2002 to 2003 and Senior Environmental Counsel from 1998 to 2002. From 1989 until joining our Company in 1998, Mr. Moore was a partner at the Seattle law firm of Perkins Coie. Mr. Moore also previously served as a trial attorney with the U.S. Department of Justice, an assistant U.S. Attorney and Regional Counsel, Region 10, of the U.S. Environmental Protection Agency.

        Andre Genton, age 51, is Division President, Advanced Materials. Prior to his appointment to this position in February 2009, Mr. Genton served as Vice President & Global Operating Officer for our Advanced Materials business since November 2006. From January 2005 to November 2006, he served as Vice President Design & Composites Engineering for our Advanced Materials business. From June 2003 to January 2005 he served as Vice President Global Structural Composites for our Advanced Materials business. Prior to joining Huntsman in 2003, Mr. Genton held a variety of positions with Vantico (formerly a part of Ciba).

        Anthony P. Hankins, age 53, is Division President, Polyurethanes and Chief Executive Officer, Asia Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes business, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes business, and from March 1998 to September 2000, he served as Vice President—Asia Pacific for our Polyurethanes business. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme, age 54, is Division President, Textile Effects. Mr. Hulme was appointed to this position in February 2009. From June 2003 to February 2009, Mr. Hulme served as Division President, Materials and Effects. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        Stewart A. Monteith, age 54, is Division President, Performance Products. Mr. Monteith was appointed to this position in February 2011. Prior to that time, Mr. Monteith served as Vice President of the Performance Specialties Division, a position he held since August 2003. He also served as Vice President for Global Markets and Business Development. Mr. Monteith joined Huntsman in 1994. Prior to joining Huntsman, Mr. Monteith held various positions with Texaco Chemical Company and Union Carbide.

        Simon Turner, age 47, is Division President, Pigments. Prior to his appointment to this position in November 2008, Mr. Turner served as Senior Vice President, Pigments since April 2008. From

September 2004 to April 2008, Mr. Turner served as Vice President of Global Sales and from July 1999 to September 2004, he held positions including General Manager Co-Products and Director Supply Chain and Shared Services. Prior to joining Huntsman in July 1999, Mr. Turner held various positions with ICI.

        Ronald W. Gerrard, age 51, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Mr. Gerrard was appointed to this position in June 2009. Prior to this appointment, Mr. Gerrard served as Vice President, Global Operations and Technology in our Polyurethanes business from May 2004 to June 2009. From 1999 to May 2004, Mr. Gerrard served as Vice President, Asia; Business Director, Flexible Foams; and Director, EHS and Engineering, also within our Polyurethanes business. Prior to joining Huntsman in 1999, Mr. Gerrard had worked for ICI and for EVC, a joint venture between ICI and Enichem. Mr. Gerrard is a Chartered Engineer.

        Brian V. Ridd, age 53, is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        R. Wade Rogers, age 45, is Senior Vice President, Global Human Resources. Mr. Rogers has held this position since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

        Russ R. Stolle, age 48, is Senior Vice President and Deputy General Counsel. Mr. Stolle was appointed to this position in January 2010. From October 2006 to January 2010, Mr. Stolle served as our Senior Vice President, Global Public Affairs and Communications, from November 2002 to October 2006, he served as Vice President and Deputy General Counsel, from October 2000 to November 2002 he served as Vice President and Chief Technology Counsel and from April 1994 to October 2000 he served as Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker & Botts.

        L. Russell Healy, age 55, is Vice President and Controller. Mr. Healy has served in this capacity since April 2004. From August 2001 to April 2004, Mr. Healy served as Vice President, Finance, from July 1999 to July 2001, he served as Vice President and Finance Director for Huntsman International, and from October 1995 to June 1999, he served as Vice President, Tax. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche LLP. Mr. Healy is a Certified Public Accountant and holds a master's degree in accounting.

        Sean Douglas, age 46, is our Vice President, Corporate Development since December 2009. Mr. Douglas served as Vice President and Treasurer from 2002 to December 2009, Vice President, Finance from July 2001 to 2002 and Vice President, Administration from January 1997 to July 2001. Mr. Douglas is a Certified Public Accountant and, prior to joining Huntsman in 1990, worked for the accounting firm of Price Waterhouse.

        Kevin C. Hardman, age 47, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

        John R. Heskett, age 42, is Vice President, Treasury and Planning. Mr. Heskett has held this position since December 2009. From September 2008 until October 2009, Mr. Heskett served as a Vice President at Boart Longyear Limited, a publicly-listed exploration drilling services and products company. Mr. Heskett previously served as Vice President, Corporate Development and Investor Relations for our Company from August 2004 until September 2008 and was appointed Vice President, Corporate Development in 2002. Mr. Heskett also served as Assistant Treasurer for our Company and several of our subsidiaries. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

        Steven C. Jorgensen, age 42, is Vice President of Internal Audit and Controls. Mr. Jorgensen was appointed to this position effective May 2007. Mr. Jorgensen joined Huntsman in May 2004 as Director of Internal Controls and in May 2005 was appointed as Director of Internal Audit and Controls. Prior to joining Huntsman, Mr. Jorgensen was Vice President and Audit Manager with General Electric Consumer Finance, and prior to that he was an audit Senior Manager with the accounting firm of Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant and holds a masters degree in accounting.

        Kurt D. Ogden, age 42, is Vice President, Investor Relations. Prior to his appointment to this position in February 2009, Mr. Ogden served as Director, Corporate Finance since October 2004. Prior to joining Huntsman in 2004, Mr. Ogden held various positions with Hillenbrand Industries, Pliant Corporation and Huntsman Chemical Corporation. Mr. Ogden is a Certified Public Accountant and holds a master's degree in business administration.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

        Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of February 7, 2011, there were approximately 193 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $17.72 per share.

        The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2010
First Quarter	$14.24	$10.92
Second Quarter	13.01	8.17
Third Quarter	11.74	8.20
Fourth Quarter	16.89	11.35

Period	High	Low
2009
First Quarter	$3.82	$2.04
Second Quarter	7.30	3.06
Third Quarter	9.85	4.95
Fourth Quarter	11.57	7.68

DIVIDENDS

        The following tables represent dividends on common stock for our Company for the years ended December 31, (dollars in millions, except per share payment amounts):

	2010
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2010	March 15, 2010	$0.10	$24
June 30, 2010	June 15, 2010	0.10	24
September 30, 2010	September 15, 2010	0.10	24
December 31, 2010	December 15, 2010	0.10	24

Total			$96

	2009
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2009	March 16, 2009	$0.10	$24
June 30, 2009	June 15, 2009	0.10	24
September 30, 2009	September 15, 2009	0.10	24
December 31, 2009	December 15, 2009	0.10	24

Total			$96

	2008
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2008	March 14, 2008	$0.10	$23
June 30, 2008	June 16, 2008	0.10	23
September 30, 2008	September 15, 2008	0.10	23
December 31, 2008	December 15, 2008	0.10	24

Total			$93

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

        The following table presents shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2010. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	—
November	—	—	—	—
December	2,108	16.66	—	—

Total	2,108	$16.66	—	—

STOCK PERFORMANCE GRAPH

        Information relating to our stock performance graph will be contained in the definitive proxy statement for the annual meeting of our stockholders and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data set forth below presents our historical financial data as of and for the dates and periods indicated. You should read the selected financial data in conjunction with Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes.

Huntsman Corporation

	Year ended December 31,
(in millions except per share amounts)	2010	2009	2008	2007	2006
Statements of Operations Data:
Revenues	$9,250	$7,665	$10,056	$9,496	$8,536
Gross profit	1,461	1,078	1,280	1,535	1,414
Restructuring, impairment and plant closing costs	29	88	31	29	8
Operating income	410	13	197	553	655
(Expenses) income associated with the Terminated Merger and related litigation(a)	(4)	835	780	(210)	—
(Loss) income from continuing operations	(9)	125	512	61	321
Income (loss) from discontinued operations, net of tax(b)	42	(19)	84	(235)	(144)
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil(c)	(1)	6	14	(7)	56
Net income (loss)	32	112	610	(181)	233
Net income (loss) attributable to Huntsman Corporation	27	114	609	(172)	230
Basic (loss) income per common share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.06)	$0.54	$2.20	$0.32	$1.44
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	0.17	(0.08)	0.36	(1.07)	(0.65)
Extraordinary gain (loss) on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	—	0.03	0.06	(0.03)	0.25

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.11	$0.49	$2.62	$(0.78)	$1.04

Diluted (loss) income per common share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.06)	$0.53	$2.18	$0.30	$1.36
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	0.17	(0.08)	0.36	(1.01)	(0.61)
Extraordinary gain (loss) on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	—	0.03	0.06	(0.03)	0.24

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.11	$0.48	$2.60	$(0.74)	$0.99

Other Data:
Depreciation and amortization	$405	$442	$398	$413	$465
Capital expenditures	236	189	418	665	550
Dividends per share	0.40	0.40	0.40	0.40	—
Balance Sheet Data (at period end):
Total assets	$8,714	$8,626	$8,058	$8,166	$8,445
Total debt	4,150	4,217	3,888	3,574	3,645
Total liabilities	6,864	6,761	6,426	6,313	6,679

(a)
For information regarding (expenses) income associated with our terminated merger with a subsidiary of Hexion (the "Terminated Merger" or the "Hexion Merger") and the related litigation, see "Note 26. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements.

(b)
Income (loss) from discontinued operations represents the operating results, fire insurance settlement gains and loss on disposal of our former Australian styrenics business, our former U.S. base chemicals business, our former North American polymers business, our former European base chemicals and polymers business and our former TDI business. The U.S. base chemicals business was sold on November 5, 2007, the North American polymers business was sold on August 1, 2007, the European base chemicals and polymers business was sold on December 29, 2006 and the TDI business was sold on July 6, 2005. See "Note 27. Discontinued Operations" and "Note 25. Casualty Losses and Insurance Recoveries" to our consolidated financial statements.

(c)
The extraordinary gain (loss) on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. See "Note 3. Business Combinations—Textile Effects Acquisition" to our consolidated financial statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" above, which are located in 30 countries. We employed approximately 12,000 associates worldwide at December 31, 2010.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions beginning in 2006, we have sold or shutdown substantially all of our former Australian styrenics, Polymers and Base Chemicals operations. We report the results from our former Australian styrenics, Polymers and Base Chemicals businesses as discontinued operations. See "Note 27. Discontinued Operations" to our consolidated financial statements.

        Growth in our Polyurethanes, Advanced Materials and Textile Effects segments has been driven by the continued substitution of our products for other materials across a broad range of applications, as well as by the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, driven largely by Asia, has in recent years resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Demand for most of our performance intermediates has grown in line with GDP growth. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is influenced by construction end markets, maleic anhydride demand can be cyclical.

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

        In January 2010, we idled our PO/MTBE production facility at Port Neches, Texas for turnaround and inspection. This planned shutdown concluded on March 17, 2010. The financial impact on our first quarter results was estimated to be approximately $40 million, including unabsorbed fixed costs.

        For further information regarding sales price and demand trends, see "Results of Operations—Segment Analysis—Year-Over-Prior Year Increase (Decrease)" and "Results of Operations—Segment Analysis—Fourth Quarter 2010 vs. Third Quarter 2010 Increase (Decrease)" below.

OUTLOOK

        We believe that global demand for most of our products is recovering and underlying trends within our businesses are also encouraging. Average selling prices increased sequentially on an annual and quarterly basis within our largest businesses and our capacity utilization rates are improving on a seasonally adjusted basis. Early indicators for 2011 give us a high degree of optimism that we will continue to see improving markets globally. Nevertheless, we recognize that there are significant continuing economic risks that could materially impact our earnings performance. While we anticipate that our raw material and energy costs will remain at elevated levels in response to increased demand, we expect our margins will continue to strengthen over the next few years.

        Our management believes that our strategic and financial approach to the operation of our business—focusing on growth in Asia and other emerging markets and debt reduction—will provide us a foundation for long-term earnings growth. Given current improving global economic trends, it appears reasonable that we could achieve Adjusted EBITDA of $1,325 million within the next two to three years.

RECENT DEVELOPMENTS

        For a discussion of recent developments, see "—Item 1. Business—Recent Developments" above.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the consolidated results of operations for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

Huntsman Corporation

				Percent Change
	Year ended December 31,
				2010 vs 2009	2009 vs 2008
	2010	2009	2008
Revenues	$9,250	$7,665	$10,056	21%	(24)%
Cost of goods sold	7,789	6,587	8,776	18%	(25)%

Gross profit	1,461	1,078	1,280	36%	(16)%
Operating expenses	1,022	977	1,052	5%	(7)%
Restructuring, impairment and plant closing costs	29	88	31	(67)%	184%

Operating income	410	13	197	NM	(93)%
Interest expense, net	(229)	(238)	(262)	(4)%	(9)%
Loss on accounts receivable securitization program	—	(23)	(27)	NM	(15)%
Equity in income of investment in unconsolidated affiliates	24	3	14	700%	(79)%
Loss on early extinguishment of debt	(183)	(21)	(1)	771%	NM
(Expenses) income associated with the Terminated Merger and related litigation	(4)	835	780	NM	7%
Other income	2	—	1	NM	NM

Income from continuing operations before income taxes	20	569	702	(96)%	(19)%
Income tax expense	29	444	190	(93)%	134%

Income (loss) from continuing operations	(9)	125	512	NM	(76)%
Income (loss) from discontinued operations (including gain on disposal of $1 in 2009, $11 in 2008), net of tax	42	(19)	84	NM	NM
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(1)	6	14	NM	(57)%

Net income	32	112	610	(71)%	(82)%
Net (income) loss attributable to noncontrolling interests	(5)	2	(1)	NM	NM

Net income attributable to Huntsman Corporation	27	114	609	(76)%	(81)%
Interest expense, net	229	238	262	(4)%	(9)%
Interest expense of discontinued operations, net	—	—	1	NM	NM
Income tax expense from continuing operations	29	444	190	(93)%	134%
Income tax (benefit) expense from discontinued operations	10	(80)	69	NM	NM
Depreciation and amortization	405	442	398	(8)%	11%

EBITDA(1)	$700	$1,158	$1,529	(40)%	(24)%

Net income (loss) per share:
Basic	$0.11	$0.49	$2.62	(78)%	(81)%
Diluted	0.11	0.48	2.60	(79)%	(82)%
Net cash (used in) provided by operating activities	(58)	1,104	767	NM	44%
Net cash used in investing activities	(182)	(205)	(489)	(11)%	(58)%
Net cash (used in) provided by financing activities	(543)	184	230	NM	(20)%
Other non-GAAP measures:
Adjusted EBITDA(1)	$872	$529	$668	65%	(21)%
Adjusted net income (loss)(2)	200	(303)	(29)	NM	945%
Adjusted income (loss) per share(2):
Basic	0.85	(1.30)	(0.13)	NM	900%
Diluted	0.83	(1.30)	(0.13)	NM	900%
Capital expenditures, net of reimbursements(3)	202	189	418	7%	(55)%

Huntsman International

				Percent Change
	Year ended December 31,
				2010 vs 2009	2009 vs 2008
	2010	2009	2008
Revenues	$9,250	$7,665	$10,056	21%	(24)%
Cost of goods sold	7,772	6,570	8,759	18%	(25)%

Gross profit	1,478	1,095	1,297	35%	(16)%
Operating expenses	1,006	966	1,051	4%	(8)%
Restructuring, impairment and plant closing costs	29	88	31	(67)%	184%

Operating income	443	41	215	980%	(81)%
Interest expense, net	(248)	(240)	(263)	3%	(9)%
Loss on accounts receivable securitization program	—	(23)	(27)	NM	(15)%
Equity in income of investment in unconsolidated affiliates	24	3	14	700%	(79)%
Loss on early extinguishment of debt	(37)	(21)	(1)	76%	NM
Other income	2	—	1	NM	NM

Income (loss) from continuing operations before income taxes	184	(240)	(61)	NM	293%
Income tax expense (benefit)	40	159	(2)	(75)%	NM

Income (loss) from continuing operations	144	(399)	(59)	NM	576%
Income (loss) from discontinued operations (including gain on disposal of $1 in 2009, $11 in 2008), net of tax	42	(19)	84	NM	NM
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(1)	6	14	NM	(57)%

Net income	185	(412)	39	NM	NM
Net (income) loss attributable to noncontrolling interests	(5)	2	(1)	NM	NM

Net income (loss) attributable to Huntsman International LLC	180	(410)	38	NM	NM
Interest expense, net	248	240	263	3%	(9)%
Interest expense of discontinued operations, net	—	—	1	NM	NM
Income tax expense (benefit) from continuing operations	40	159	(2)	(75)%	NM
Income tax expense (benefit) from discontinued operations	10	(80)	69	NM	NM
Depreciation and amortization	382	420	374	(9)%	12%

EBITDA(1)	$860	$329	$743	161%	(56)%

Net cash (used in) provided by operating activities	(46)	420	39	NM	977%
Net cash used in investing activities	(238)	(212)	(314)	12%	(32)%
Net cash (used in) provided by financing activities	(78)	619	213	NM	191%
Other non-GAAP measures:
Adjusted EBITDA(1)	$882	$535	$662	65%	(19)%
Adjusted net income(2)	212	(301)	(25)	NM	NM
Capital expenditures, net of reimbursements(3)	202	189	418	7%	55%

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

Adjusted EBITDA is computed by eliminating the following from EBITDA: unallocated foreign exchange gains or losses; loss or gain on early extinguishment of debt; legal settlements; loss on accounts receivable securitization programs (for periods prior to January 1, 2010); EBITDA from discontinued operations; acquisition costs; (expenses) income associated with the Terminated Merger and related litigation; gain on sale of a business; extraordinary loss (gain) on the acquisition of a business; and restructuring, impairment and plant closing costs. Adjusted EBITDA is presented solely as a supplemental disclosure to EBITDA and reported GAAP measures because we believe that it is indicative of our operating performance and is frequently used as a valuation measure of chemical companies. Our management also uses Adjusted EBITDA to evaluate the core operating performance of our segments and business.

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

Adjusted EBITDA should not be construed as an alternative to net income applicable to Huntsman Corporation or Huntsman International, as appropriate, as an indicator of performance, or as any other measure determined in accordance with GAAP.

We believe that net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and Adjusted EBITDA. For each of our Company and Huntsman International, the following tables reconcile net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate to EBITDA and Adjusted EBITDA (dollars in millions):

  Huntsman Corporation

	Year ended December 31,
	2010	2009	2008
Net income (loss) attributable to Huntsman Corporation	$27	$114	$609
Interest expense, net	229	238	262
Interest expense of discontinued operations, net	—	—	1
Income tax expense from continuing operations	29	444	190
Income tax (benefit) expense from discontinued operations	10	(80)	69
Depreciation and amortization	405	442	398

EBITDA	700	1,158	1,529
Foreign exchange (gains) losses—unallocated	(3)	(16)	31
Loss on early extinguishment of debt	183	21	1
Legal settlements	8	—	—
Loss on accounts receivable securitization program	—	23	27
Amounts included in discontinued operations	(53)	97	(156)
Acquisition expenses	3	—	—
Expenses (income) associated with the Terminated Merger and related litigation	4	(835)	(780)
Gain on sale of business/assets	—	(1)	(1)
Extraordinary loss (gain) on the acquisition of a business	1	(6)	(14)
Restructuring, impairment and plant closing costs (credits):
Polyurethanes	—	2	—
Performance Products	3	—	1
Advanced Materials	(2)	13	1
Textile Effects	15	6	24
Pigments	8	53	4
Corporate and other	5	14	1

Total restructuring, impairment and plant closing costs	29	88	31

Adjusted EBITDA	$872	$529	$668

  Huntsman International

	Year ended December 31,
	2010	2009	2008
Net income (loss) attributable to Huntsman International	$180	$(410)	$38
Interest expense, net	248	240	263
Interest expense of discontinued operations, net	—	—	1
Income tax expense from continuing operations	40	159	(2)
Income tax (benefit) expense from discontinued operations	10	(80)	69
Depreciation and amortization	382	420	374

EBITDA	860	329	743
Foreign exchange (gains) losses—unallocated	(3)	(16)	31
Loss on early extinguishment of debt	37	21	1
Legal settlements	8	—	—
Loss on accounts receivable securitization program	—	23	27
Amounts included in discontinued operations	(53)	97	(156)
Acquisition expenses	3	—	—
Gain on sale of business/assets	—	(1)	(1)
Extraordinary loss (gain) on the acquisition of a business	1	(6)	(14)
Restructuring, impairment and plant closing costs (credits):
Polyurethanes	—	2	—
Performance Products	3	—	1
Advanced Materials	(2)	13	1
Textile Effects	15	6	24
Pigments	8	53	4
Corporate and other	5	14	1

Total restructuring, impairment and plant closing costs	29	88	31

Adjusted EBITDA	$882	$535	$662

(2)
Adjusted net income (loss) is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: unallocated foreign exchange gains or losses; loss or gain on early extinguishment of debt; legal settlements; loss on accounts receivable securitization programs (for periods prior to January 1, 2010); income (loss) from discontinued operations; acquisition costs; (expenses) income associated with the Terminated Merger and related litigation; gain on sale of a business; extraordinary loss (gain) on the acquisition of a business; and restructuring, impairment and plant closing costs. The income tax impacts of each aforementioned item was calculated using the statutory rates in the applicable taxing jurisdiction and considering valuation allowances on deferred tax assets in each jurisdiction. Basic adjusted income (loss) per share excludes dilution and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Adjusted net income (loss) and adjusted income (loss) per share amounts are presented solely as supplemental disclosures to net income applicable to Huntsman Corporation or Huntsman International, as appropriate, and income (loss) per share because we believe that these measures are indicative of our operating performance. Adjusted net income (loss) and adjusted income (loss) per share exclude items that may be recurring in nature and should not be disregarded in the evaluation of performance. However, we believe it is useful to exclude such items to provide a supplemental analysis of current results and trends compared to other periods for the following reasons: certain excluded items can vary significantly depending on specific underlying transactions or events, and the variability of such items may not relate specifically to current operating results or trends; and certain excluded items, while potentially recurring in future periods, may not be indicative of future results.

Adjusted net income (loss) and adjusted income (loss) per share should not be construed as an alternative to net income (loss) applicable to Huntsman Corporation or Huntsman International, as appropriate, or income (loss) per share as an indicator of performance, or as any other measure determined in accordance with GAAP.

We believe that net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, and income (loss) per share are the performance measure calculated and presented in accordance with GAAP that are most directly comparable to Adjusted net income (loss) and adjusted income (loss) per share. For each of our Company and Huntsman International, the following tables reconcile net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, to adjusted net income (loss) (dollars in millions):

  Huntsman Corporation

	Year ended December 31,
	2010	2009	2008
Net income (loss) attributable to Huntsman Corporation	$27	$114	$609
Foreign exchange (gains) losses—unallocated, net of tax of $3, $11 and $(22) in 2010, 2009 and 2008, respectively	—	(5)	9
Loss on early extinguishment of debt, net of tax of $(22), $(8) and $(1) in 2010, 2009 and 2008, respectively	161	13	—
Legal settlements, net of tax of $(3), nil and nil in 2010, 2009 and 2008, respectively	5	—	—
Discount amortization on settlement financing, net of tax of $(10), $(5) and nil in 2010, 2009 and 2008, respectively	16	9	—
Discontinued operations, net of tax of $10, $(80) and $69 in 2010, 2009 and 2008, respectively	(42)	19	(84)
Acquisition expenses, net of tax of $(1), nil and nil in 2010, 2009 and 2008, respectively	2	1	—
Expenses (income) associated with the Terminated Merger and related litigation, net of tax of $(1), $309 and $205 in 2010, 2009 and 2008, respectively	3	(526)	(575)
Gain on sale of business/assets, net of tax of nil in 2010, 2009 and 2008, each	—	(1)	(1)
Extraordinary loss (gain) on the acquisition of a business, net of tax of nil for 2010, 2009 and 2008, each	1	(6)	(14)
Restructuring, impairment and plant closing costs (credits), net of tax of $(2), $(9) and $(4) in 2010, 2009 and 2008, respectively	27	79	27

Adjusted net income (loss)	$200	$(303)	$(29)

Weighted average shares-diluted	241.0	233.9	232.0

  Huntsman International

	Year ended December 31,
	2010	2009	2008
Net income (loss) attributable to Huntsman International	$180	$(410)	$38
Foreign exchange (gains) losses—unallocated, net of tax of $3, $11 and $(22) in 2010, 2009 and 2008, respectively	—	(5)	9
Loss on early extinguishment of debt, net of tax of $(14), $(8) and $(1) in 2010, 2009 and 2008, respectively	23	13	—
Legal settlements, net of tax of $(3), nil and nil in 2010, 2009 and 2008, respectively	5	—	—
Discount amortization on settlement financing, net of tax of $(10), $(5) and nil in 2010, 2009 and 2008, respectively	16	9	—
Discontinued operations, net of tax of $10, $(80) and $69 in 2010, 2009 and 2008, respectively	(42)	19	(84)
Acquisition expenses, net of tax of $(1), nil and nil in 2010, 2009 and 2008, respectively	2	1	—
Gain on sale of business/assets, net of tax of nil in 2010, 2009 and 2008, respectively	—	(1)	(1)
Extraordinary loss (gain) on the acquisition of a business, net of tax of nil for 2010, 2009 and 2008, each	1	(6)	(14)
Restructuring, impairment and plant closing costs (credits), net of tax of $(2), $(9) and $(4) in 2010, 2009 and 2008, respectively	27	79	27

Adjusted net income (loss)	$212	$(301)	$(25)

(3)
Capital expenditures, net of reimbursements represent cash paid for capital expenditures less reimbursements of capital expenditures from insurance settlements, other legal settlements and contributions from noncontrolling shareholders in consolidated entities. During 2010, 2009 and 2008, capital expenditures of $236 million, $189 million and $418 million, respectively, were reimbursed in part by $34 million, nil and nil, respectively, from insurance settlement proceeds. During 2010, we received $110 million from the settlement of our insurance claims related to the 2006 fire at our Port Arthur Texas plant, $34 million of which was considered as a reimbursement of capital expenditures.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

        For the year ended December 31, 2010, net income attributable to Huntsman Corporation was $27 million on revenues of $9,250 million, compared with net income attributable to Huntsman Corporation of $114 million on revenues of $7,665 million for 2009. For the year ended December 31, 2010, net income attributable to Huntsman International LLC was $180 million on revenues of $9,250 million, compared with net loss attributable to Huntsman International LLC of $410 million on revenues of $7,665 million for 2009. The decrease of $87 million in net income attributable to Huntsman Corporation and the increase of $590 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for 2010 increased by $1,585 million, or 21%, as compared with 2009 due principally to higher average selling prices and higher sales volumes in all our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for 2010 increased by $383 million each, or 36% and 35%, respectively as compared with 2009, resulting from higher gross margins in all of our segments except Polyurethanes. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for 2010 increased by $45 million and $40 million, or 5% and 4%, respectively, as compared with 2009 due primarily to a $14 million increase in foreign currency transaction losses, $8 million of expenses related to legal settlements, $6 million of additional research and development expenditures, and higher selling, general and administrative expenses.

  •
  Restructuring, impairment and plant closing costs for 2010 decreased to $29 million from $88 million in 2009. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our net interest expense for 2010 decreased by $9 million, or 4%, as compared with 2009, resulting primarily from a $12 million reduction in interest expense recognized in 2010 related to the ineffective portion of a cross currency swap and lower average outstanding debt balances, offset in part by higher interest expense associated with our A/R Programs. The net interest expense of Huntsman International for 2010 increased by $8 million, or 3%, as compared with 2009, resulting primarily from higher interest expense associated with our A/R Programs, offset by a $12 million reduction in interest expense recognized in 2010 related to the ineffective portion of a cross currency swap. For more information concerning the cross currency swap, see "Note 15. Derivative Instruments and Hedging Activities—Foreign Exchange Rate Risk" to our consolidated financial statements. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 14. Debt" to our consolidated financial statements.

  •
  Equity income of investment in unconsolidated affiliates for 2010 increased to $24 million from $3 million in 2009. During 2010, we recorded a non-recurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman GmbH and Co. KG joint venture. For more information, see "Note 6. Investment in Unconsolidated Affiliates" to our consolidated financial statements.

  •
  For the year ended December 31, 2010, we recorded a loss on early extinguishment of debt of $183 million, and Huntsman International recorded a loss on early extinguishment of debt of $37 million. For the year ended December 31, 2009, we and Huntsman International each recorded a loss on early extinguishment of debt of $21 million. For more information see "Note 14. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

  •
  Expenses associated with the Terminated Merger and related litigation in 2010 consisted primarily of $3 million of bonuses paid to certain members of the Board of Directors, upon the recommendation of an independent committee of the Board of Directors, for their efforts in connection with the litigation with Hexion and Apollo following the Terminated Merger. Income associated with the Terminated Merger and related litigation for 2009 consisted primarily of an $868 million gain related to the settlement agreement reached in our litigation with the banks that had entered into a commitment letter to provide funding for the Hexion Merger (the "Texas Bank Litigation Settlement Agreement"), offset in part by litigation-related fees and employee retention bonuses. For more information, see "Note 26. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements.

  •
  Our income tax expense decreased by $415 million to an expense of $29 million for 2010 as compared with an expense of $444 million for 2009. Huntsman International's income tax expense decreased by $119 million to an expense of $40 million for 2010 as compared with an expense of $159 million for 2009. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Other than pre-tax earnings, our income tax expense for 2010 as compared with 2009 was primarily impacted by the following: 2010 tax benefits associated with the release of valuation allowances of $20 million as compared to 2009 establishment of valuation allowances of $149 million; 2010 tax benefits of $4 million compared to the 2009 tax benefits of $38 million related to recognizing a tax benefit for operating losses in certain jurisdictions with valuation allowances and current other comprehensive income; and 2010 tax expense of $43 million related to non-tax deductible payments on the portion of the loss on early extinguishment of debt resulting from the redemption of convertible notes issued on December 23, 2008 in an aggregate amount of $250 million (the "Convertible Notes") treated as equity for tax purposes. Other than pre-tax earnings, Huntsman International's income tax expense for 2010 as compared to 2009 was primarily impacted by the following: 2010 tax benefits associated with the release of valuation allowances of $20 million as compared to the 2009 establishment of valuation allowances of $159 million; and 2010 tax benefits of $4 million compared to the 2009 tax benefit of $39 million related to recognizing a tax benefit for operating losses in certain jurisdictions with valuation allowances and current other comprehensive income. For further information concerning taxes, see "Note 19. Income Taxes" to our consolidated financial statements.

  •
  Income from discontinued operations, net of tax, for 2010 was $42 million as compared to a loss of $19 million in 2009. This increase resulted principally from a $110 million pretax gain from the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by related income taxes, legal and other costs and by a $19 million loss from the recognition of cumulative currency translation losses upon the substantial liquidation of our former Australian styrenics business. See "Note 25. Casualty Losses and Insurance Recoveries" to our consolidated financial statements.

  •
  During 2010, we recorded an extraordinary loss on the acquisition of a business, net of tax, of $1 million resulting from the settlement of contingent purchase price consideration related to our 2006 acquisition of Ciba's textile effects business (the "Textile Effects Acquisition"), offset in part by the reimbursement by Ciba of certain costs pursuant to the acquisition agreements. During 2009, we recorded an extraordinary gain on the acquisition of a business, net of tax, of $6 million related principally to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements. For more information, see "Note 3. Business Combinations" to our consolidated financial statements.

Segment Analysis

        During the first quarter of 2010, we began reporting our LIFO inventory valuation reserves as part of Corporate and other; these reserves were previously reported in our Performance Products segment. During the fourth quarter of 2010, we began reporting the (income) loss attributable to noncontrolling interests in the reporting segment to which the subsidiary relates. Previously, (income) loss attributable to noncontrolling interests was reported in our Corporate and other segment. All relevant information for prior periods has been reclassified to reflect these changes.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31,
			Percent Change
	2010	2009
Revenues
Polyurethanes	$3,605	$3,005	20%
Performance Products	2,659	2,090	27%
Advanced Materials	1,244	1,059	17%
Textile Effects	787	691	14%
Pigments	1,213	960	26%
Eliminations	(258)	(140)	84%

Total	$9,250	$7,665	21%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$319	$388	(18)%
Performance Products	363	246	48%
Advanced Materials	143	59	142%
Textile Effects	1	(64)	NM
Pigments	205	(25)	NM
Corporate and other	(384)	651	NM

Subtotal	647	1,255	(48)%
Discontinued Operations	53	(97)	NM

Total	$700	$1,158	(40)%

Huntsman International
Segment EBITDA
Polyurethanes	$319	$388	(18)%
Performance Products	363	246	48%
Advanced Materials	143	59	142%
Textile Effects	1	(64)	NM
Pigments	205	(25)	NM
Corporate and other	(224)	(178)	26%

Subtotal	807	426	89%
Discontinued Operations	53	(97)	NM

Total	$860	$329	161%

	Year ended December 31, 2010 vs. 2009
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	13%	(1)%	4%
Performance Products	8%	—	21%
Advanced Materials	8%	(1)%	11%
Textile Effects	6%	1%	6%
Pigments	11%	(2)%	17%
Total Company	9%	(1)%	12%

	Fourth Quarter 2010 vs. Third Quarter 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	9%	2%	(11)%
Performance Products	—	2%	—
Advanced Materials	—	3%	(5)%
Textile Effects	(2)%	2%	(1)%
Pigments	5%	3%	(7)%
Total Company	5%	2%	(6)%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not Meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for 2010 as compared to 2009 was primarily due to higher average selling prices for MDI products and MTBE and higher MDI product sales volumes. Average selling prices for MDI products and MTBE increased primarily in response to higher raw material costs. MDI products sales volumes were higher as demand in all major markets continued to recover from the worldwide economic downturn. PO/MTBE sales volumes decreased due to the planned 60 day maintenance outage at our Port Neches, Texas PO/MTBE facility in the first quarter of 2010. The decrease in segment EBITDA was primarily due to the estimated $40 million impact of the planned maintenance outage at our Port Neches, Texas facility and lower MTBE margins, offset in part by improvement in MDI sales volumes and margins.

Performance Products

        For 2010, our Performance Products segment revenues increased due to higher sales volumes and higher average selling prices when compared to 2009. Sales volumes increased primarily due to higher demand across almost all product groups and as a result of additional sales of a portion of our ethylene glycol production previously produced under tolling arrangements. Average selling prices increased across almost all product groups principally in response to continued strong market demand and higher raw material costs, partially offset by the strength of the U.S. dollar against major European currencies. The increase in segment EBITDA was primarily due to higher sales volumes and higher margins, partially offset by higher plant expenses and the impact of shut downs during the first quarter of 2010 at our Port Neches, Texas ethylene and ethylene oxide units which resulted in higher costs of approximately $11 million. In addition, during 2010, we recorded a non-recurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman joint venture.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for 2010 compared to 2009 was due to higher sales volumes and higher average selling prices. Sales volumes increased in all markets primarily due to the worldwide economic recovery. Average selling prices increased in our base resins business primarily in response to higher raw material costs, offset in part by lower average selling prices in our specialty components and formulations markets, primarily as a result of changes in our product mix and competitive market pressures. The increase in segment EBITDA was primarily due to higher sales volumes and margins and lower restructuring, impairment and plant closing costs, partially offset by higher manufacturing costs. During 2010 and 2009, our Advanced Materials segment recorded restructuring, impairment and plant closing (credits) charges of $(2) million and $13 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Textile Effects

        The increase in revenues in our Textile Effects segment for 2010 compared to 2009 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to favorable changes in product mix. Sales volumes increased across all business lines due to the economic recovery in all regions of the world. The increase in segment EBITDA was primarily due to higher sales volumes and higher contribution margins, partially offset by higher restructuring, impairment and plant closing costs. During 2010 and 2009, our Textile Effects segment recorded restructuring, impairment and plant closing charges of $15 million and $6 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Pigments

        The increase in revenues in our Pigments segment for 2010 compared to 2009 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily as a result of higher selling prices in all regions of the world. Sales volumes increased primarily due to demand recovery in all regions of the world as a result of the worldwide economic recovery. The increase in segment EBITDA was primarily due to higher sales volumes, higher contribution margins and lower restructuring, impairment and plant closing costs. During 2010 and 2009, our Pigments segment recorded restructuring, impairment and plant closing charges of $8 million and $53 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, (expenses) income associated with the Terminated Merger and related litigation, unallocated restructuring, impairment and plant closing costs, extraordinary gain (loss) on the acquisition of a business, loss on accounts receivable securitization program (for periods prior to 2010) and non-operating income and expense. For 2010, EBITDA from Corporate and other items decreased by $1,035 million to a loss of $384 million from earnings of $651 million for 2009. The decrease in EBITDA from Corporate and other for 2010 resulted primarily from a gain of $835 million in 2009 related to the Texas Bank Litigation Settlement Agreement. For more information, see "Note 26. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements. Additionally, the decrease in EBITDA from Corporate and other was also attributable to an increase in loss on early extinguishment of debt of $162 million ($183 million of losses in 2010 compared to $21 million of losses in 2009), an increase of LIFO inventory valuation expense of $32 million ($18 million of expense in 2010 compared to $14 million of income in 2009), a $13 million decrease in unallocated foreign exchange gains ($3 million in gains in 2010 compared to $16 million in gains in 2009), a $7 million decrease in the extraordinary gain on the Textile Effects Acquisition ($1 million loss in 2010 compared to $6 million gain in 2009), and an increase in legal settlements of $8 million. For more information regarding the loss on early extinguishment of debt, see "Note 14. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations—Textile Effects Acquisition" to our consolidated financial statements. The decrease in EBITDA was partially offset by a $23 million reduction in loss on accounts receivable securitization program. Upon the adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 16. Off-Balance Sheet Securitization of Accounts Receivable" to our consolidated financial statements.

  Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, extraordinary gain (loss) on the acquisition of a business, loss on accounts receivable securitization program (for periods prior to 2010) and non-operating income and expense. For 2010, EBITDA from Corporate and other items decreased by $46 million to a loss of $224 million from a loss of $178 million for 2009. The decrease in EBITDA from Corporate and other for 2010 resulted primarily from an increase of LIFO inventory valuation expense of $32 million ($18 million of expense in 2010 compared to $14 million of income in 2009), a $13 million decrease in unallocated foreign exchange gains ($3 million in gains in 2010 compared to $16 million in gains in 2009), an increase in loss on early extinguishment of debt of $16 million ($37 million of losses in 2010 compared to $21 million of losses in 2009), and an increase in legal settlements of $8 million. For more information regarding the loss on early extinguishment of debt, see "Note 14. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. The decrease to EBITDA was partially offset by a $23 million reduction in loss on accounts receivable securitization program. Upon the adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 16. Off-Balance Sheet Securitization of Accounts Receivable" to our consolidated financial statements.

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The results of these former businesses are included in discontinued operations for all periods presented.

        Income from discontinued operations, net of tax, for 2010 was $42 million as compared to a loss of $19 million in 2009. The increase in income from discontinued operations resulted principally from a $110 million pretax gain recognized in the second quarter of 2010 in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by related income taxes, legal and other costs and by a $19 million loss from the recognition of cumulative currency translation losses upon the substantial liquidation of our former Australian styrenics business. See "Note 25. Casualty Losses and Insurance Recoveries" to our consolidated financial statements.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        For the year ended December 31, 2009, net income attributable to Huntsman Corporation was $114 million on revenues of $7,665 million compared with a net income attributable to Huntsman Corporation of $609 million on revenues of $10,056 million for 2008. For the year ended December 31, 2009, the net loss attributable to Huntsman International LLC was $410 million on revenues of $7,665 million compared with net income attributable to Huntsman International LLC of $38 million on revenues of $10,056 million for 2008. The decrease of $495 million in net income attributable to Huntsman Corporation and the increase of $448 million in net loss attributable to Huntsman International LLC was the result of the following:

  •
  Revenues for 2009 decreased by $2,391 million, or 24%, as compared with 2008 due principally to lower average selling prices and sales volumes in all of our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for 2009 decreased by $202 million each, or 16% each, as compared with 2008. Lower gross profit in our Advanced Materials, Textile Effects, Performance Products and Pigments segments was offset somewhat by higher gross profit in our Polyurethanes segment. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for 2009 decreased by $75 million and $85 million, or 7% and 8%, respectively, as compared with 2008. Operating expenses decreased by $45 million due to the impact of translating foreign currency amounts to the U.S. dollar as the U.S. dollar strengthened versus other relevant currencies. Also contributing to lower operating expenses was a $25 million increase in foreign exchange gains ($13 million of gains in 2009 as compared with $12 million of losses in 2008) and cost reduction efforts in response to the worldwide economic slowdown.

  •
  Restructuring, impairment and plant closing costs for 2009 increased to $88 million from $31 million in 2008.

  •
  Our net interest expense and the net interest expense of Huntsman International for 2009 decreased by $24 million and $23 million, 9% each, as compared with 2008. This decrease was primarily due to lower average interest rates.

  •
  Income associated with the Terminated Merger and related litigation for 2009 consisted primarily of an $868 million gain related to the Texas Bank Litigation Settlement Agreement, offset in part by litigation-related professional fees and employee retention bonuses of $33 million. Income associated with the Terminated Merger and related litigation for 2008 consisted primarily of $765 million related to the net proceeds from our settlement agreement with Hexion and Apollo (the "Apollo Settlement Agreement") and the recognition of the $100 million deferred credit related to the 2007 reimbursement of the $200 million termination fee paid to Basell pursuant to our merger agreement with Basell, offset in part by merger-related directors, legal and professional fees.

  •
  During 2009, we recorded a loss on early extinguishment of debt of $21 million related primarily to the July 23, 2009 redemption of our 11.625% senior secured notes due 2010, and the August 3, 2009 redemption of our 11.5% senior notes due 2012.

  •
  Our income tax expense increased by $254 million to an expense of $444 million for 2009 as compared with an expense of $190 million for 2008. Huntsman International's income tax expense increased by $161 million to an expense of $159 million for 2009 as compared with a benefit of $2 million for 2008. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our tax expense increased largely due to income recognized pursuant to the Apollo Settlement Agreement in connection with the Merger and current year tax expense associated with the establishment of valuation allowances of $149 million, primarily in the U.K., partially offset by a tax benefit of $38 million related to recognizing a tax benefit for operating losses in certain jurisdictions with valuation allowances and current other comprehensive income. Huntsman International's tax expense increased largely due to the establishment of valuation allowances of $159 million, primarily in the U.K., partially offset a tax benefit of $39 million related to recognizing a tax benefit for operating losses in certain jurisdictions with valuation allowances and current other comprehensive income.

  •
  During 2009, we recorded an after tax loss from discontinued operations of $19 million related primarily to the operations of our former Australian styrenics business, legal costs incurred in connection with the ongoing arbitration of the fire insurance claim on our former Port Arthur, Texas olefins manufacturing plant and the settlement of product exchange liabilities. During 2008, we recorded after tax income from discontinued operations of $84 million related principally to a $175 million gain on partial fire insurance settlement, offset in part by the operations of our former Australian styrenics business and sales and use tax settlements and post-closing adjustments associated with our former base chemicals and polymers businesses.

  •
  During 2009 and 2008, we recorded an extraordinary gain on the acquisition of a business, net of tax, of $6 million and $14 million, respectively, related primarily to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements.

Segment Analysis

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31,
			Percent Change
	2009	2008
Revenues
Polyurethanes	$3,005	$4,055	(26)%
Performance Products	2,090	2,703	(23)%
Advanced Materials	1,059	1,492	(29)%
Textile Effects	691	903	(23)%
Pigments	960	1,072	(10)%
Eliminations	(140)	(169)	(17)%

Total	$7,665	$10,056	(24)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$388	$381	2%
Performance Products	246	274	(10)%
Advanced Materials	59	149	(60)%
Textile Effects	(64)	(33)	94%
Pigments	(25)	17	NM
Corporate and other	651	585	11%

Subtotal	1,255	1,373	(9)%
Discontinued Operations	(97)	156	NM

Total	$1,158	$1,529	(24)%

Huntsman International
Segment EBITDA
Polyurethanes	$388	$381	2%
Performance Products	246	274	(10)%
Advanced Materials	59	149	(60)%
Textile Effects	(64)	(33)	94%
Pigments	(25)	17	NM
Corporate and other	(178)	(201)	(11)%

Subtotal	426	587	(27)%
Discontinued Operations	(97)	156	NM

Total	$329	$743	(56)%

	Year ended December 31, 2009 vs. 2008
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	(20)%	(2)%	(5)%
Performance Products	(19)%	(2)%	(3)%
Advanced Materials	(3)%	(3)%	(25)%
Textile Effects	—	(5)%	(20)%
Pigments	—	(5)%	(6)%
Total Company	(16)%	(3)%	(5)%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not Meaningful

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for 2009 as compared to 2008 was primarily due to overall lower average selling prices and lower MDI sales volumes. Average MDI selling prices decreased primarily due to competitive pressures, lower raw material costs and the effects of the movement of the U.S. dollar against the Euro. MDI sales volumes decreased due to lower demand in major European and Americas markets as a result of the worldwide economic slowdown. MTBE sales volumes increased relative to 2008, which was impacted by the 2008 U.S. Gulf Coast storms, while average selling prices decreased in response to lower raw material costs. The slight increase in EBITDA in the Polyurethanes segment was primarily the result of higher MTBE sales volumes and margins as well as the negative effects in 2008 from the U.S. Gulf Coast storms which were offset somewhat by lower MDI sales volumes and margins.

Performance Products

        For 2009, Performance Products segment revenues decreased due to lower sales volumes and lower selling prices when compared to 2008. Sales volumes decreased primarily from lower demand for almost all product lines as a result of the worldwide economic slowdown. The decrease in average selling prices was driven principally by lower raw material costs and the strengthening of the U.S. dollar against major European currencies and the Australian dollar. Performance Products segment EBITDA decreased mainly due to the fall in sales volumes and lower equity income partially offset by higher contribution margins as average selling prices fell more slowly than raw material and energy costs.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for 2009 compared to 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased across all regions as a result of the worldwide economic slowdown. In addition, customers in our formulations and specialty components businesses depleted inventory over several quarters. Average selling prices in our base resins business decreased in response to lower raw material costs while average selling prices in our formulations and specialty components markets decreased as a result of changes in product mix, competitive pressures in our structural components for the ski, automotive and wind generation businesses, and the strength of the U.S. dollar against major European currencies. The decrease in EBITDA was primarily due to lower sales volumes and higher restructuring costs, partially offset by lower raw material and operating costs. During 2009 and 2008, our Advanced Materials segment recorded restructuring and plant closing charges of $13 million and $1 million, respectively.

Textile Effects

        The decrease in revenues in our Textile Effects segment for 2009 compared to 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand for apparel and home textile products in all regions, as well as specialty textiles products in the Americas and Europe as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of a shift in sales mix from Europe to Asia and the Middle East. The decrease in EBITDA was primarily due to lower sales volumes and lower contribution margins as selling prices decreased more than the reduction in raw material and energy costs, offset in part by lower selling, general and administrative costs and lower restructuring costs. During 2009 and 2008, our Textile Effects segment recorded restructuring and plant closing charges of $6 million and $24 million, respectively.

Pigments

        The decrease in revenues in our Pigments segment for 2009 compared to 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand in Europe, North America and Asia as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies, and due to lower average selling prices in Europe, Africa, Latin America and the Middle East in response to weaker demand, partially offset by higher average selling prices in Asia and North America. The decrease in EBITDA in our Pigments segment was primarily due to higher restructuring, impairment and plant closing costs as the impact of lower sales volumes and average selling prices was offset by lower raw materials and operating costs. During 2009 and 2008, our Pigments segment recorded restructuring, impairment and plant closing charges of $53 million and $4 million, respectively.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate expense, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on accounts receivable securitization program, loss on the early extinguishment of debt, (expenses) income associated with the Terminated Merger and related litigation, unallocated restructuring impairment and plant closing costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For 2009, EBITDA from Corporate and other items increased by $66 million to income of $651 million from income of $585 million for 2008. The increase in EBITDA from Corporate and other for 2009 resulted primarily from a $55 million increase in income associated with the Terminated Merger and related litigation ($835 million in 2009 compared to $780 million in 2008). Additionally, the increase in EBITDA was due to a $47 million increase in unallocated foreign exchange gains ($16 million of gains in 2009 versus $31 million of losses in 2008), a $10 million increase in LIFO inventory valuation gains ($14 million of gains in 2009 versus $4 million of gains in 2008), and a $4 million reduction in costs associated with our A/R Program ($23 million of costs in 2009 versus $27 million of costs in 2008). These increases to EBITDA were partially offset by higher restructuring charges of $13 million ($14 million in 2009 versus $1 million in 2008). Additionally, EBITDA decreased due to a $20 million increase in costs associated with the early extinguishment of debt ($21 million loss in 2009 compared to $1 million loss in 2008) and an $8 million decrease in the extraordinary gain on the Textile Effects Acquisition ($6 million gain in 2009 compared to $14 million gain in 2008).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate expense, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on accounts receivable securitization program, loss on the early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For 2009, EBITDA loss from Corporate and other items decreased by $23 million to a loss of $178 million from a loss of $201 million for 2008. The decrease in EBITDA loss primarily resulted from a $47 million increase in unallocated foreign exchange gains ($16 million of gains in 2009 versus $31 million of losses in 2008), a $10 million increase in LIFO inventory valuation gains ($14 million of gains in 2009 versus $4 million of gains in 2008), and a $4 million reduction in costs associated with our A/R Program ($23 million of costs in 2009 versus $27 million of costs in 2008). These increases in EBITDA were partially offset by higher restructuring charges of $13 million ($14 million in 2009 versus $1 million in 2008). Additionally, EBITDA decreased due to a $20 million increase in costs associated with the early extinguishment of debt ($21 million loss in 2009 compared to $1 million loss in 2008) and an $8 million decrease in the extraordinary gain on the Textile Effects Acquisition ($6 million gain in 2009 compared to $14 million gain in 2008).

Discontinued Operations

        The operating results of our former Australian styrenics business, and our polymers and base chemicals businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The results of our Australian styrenics business and our polymers and base chemicals businesses are included in discontinued operations for all periods presented.

        During 2009, we recorded an after tax loss from discontinued operations of $19 million related primarily to the operations of our former Australian styrenics business, legal costs in connection with the fire insurance claim on our former base chemicals business and the revaluation of product exchange liabilities. During 2008, we recorded after tax income from discontinued operations of $84 million related principally to a $175 million gain on partial fire insurance settlement, offset in part by the operations of our former Australian styrenics business and sales and use tax settlements and post-closing adjustments associated with our former base chemicals and polymers businesses.

  Liquidity and Capital Resources

        The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

Cash Flows for Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

        Net cash (used in) provided by operating activities for 2010 and 2009 was $(58) million and $1,104 million, respectively. The increase in cash used in operating activities was primarily attributable to the 2009 settlement proceeds received in connection with the Texas Bank Litigation Settlement Agreement and by a $1,014 million unfavorable variance in operating assets and liabilities for 2010 as compared with 2009, offset in part by an increase in operating income as described in "—Results of Operations" above. Upon the adoption of new accounting guidance on January 1, 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings and are now on balance sheet. As a result of the adoption of this new guidance, accounts receivable increased by $254 million and a corresponding increase in cash used in operating activities was reflected in the statement of cash flows for 2010.

        Net cash used in investing activities for 2010 and 2009 was $182 million and $205 million, respectively. During 2010 and 2009, we paid $202 million and $189 million, respectively, for capital expenditures, net of reimbursements. This increase in net capital expenditures was largely attributable to higher 2010 spending on maintenance and environmental projects, offset in part by $34 million of reimbursed capital expenditures in 2010. During 2010, we received proceeds of $110 million from the settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, $34 million of which was reflected in the investing activities section of the statement of cash flows as a reimbursement of capital expenditures. In connection with the consolidation of Arabian Amines Company in the third quarter of 2010, we assumed $14 million of cash. For more information, see "Note 6. Investment in Unconsolidated Affiliates" and "Note 7. Variable Interest Entities" to our consolidated financial statements. During 2009, we paid $31 million for the acquisition of the Baroda Division ("Baroda") of Metrochem Industries Limited ("MCIL"). For more information, see "Note 3. Business Combinations—Baroda Acquisition" to our consolidated financial statements.

        Net cash (used in) provided by financing activities for 2010 was $(543) million as compared with $184 million in 2009. This increase in net cash used in financing activities was primarily due to higher net prepayment of debt in 2010 as compared to 2009 and the resulting call premiums paid in association with these prepayments, partially offset by the issuance of new senior subordinated notes and the on balance sheet treatment of our A/R Programs. In addition, in 2009 we issued $600 million aggregate principal amount of 5.5% senior notes due 2016 (the "2016 Senior Notes") and obtained a $500 million term loan ("Term Loan C") in connection with the Texas Bank Litigation Settlement Agreement. For more information, see "Note 14. Debt" to our consolidated financial statements.

  Cash Flows for Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

        Net cash provided by operating activities for the years ended December 31, 2009 and 2008 was $1,104 million and $767 million, respectively. The increase in cash provided by operating activities was primarily attributable to settlement proceeds received in connection with the Texas Bank Litigation Settlement Agreement and by a $599 million favorable variance in operating assets and liabilities changes for 2009 as compared with 2008. These increases to cash provided by operating activities were offset in part by a decrease in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for 2009 and 2008 was $205 million and $489 million, respectively. During 2009 and 2008, we paid $189 million and $418 million, respectively, for capital expenditures. This reduction in capital expenditures was largely attributable to higher 2008 spending on various projects, including $84 million spent on our maleic anhydride expansion at the Geismar, Louisiana site in 2008 as compared to $26 million in 2009; and $32 million spent on our MDI facility at the Geismar, Louisiana site in 2008. In addition, during 2008, we spent $29 million at our Greatham, U.K. titanium dioxide facility. During 2009, we paid $31 million for the Baroda acquisition. During 2009 and 2008, we received $5 million and $3 million, respectively, from the sale of assets. During 2008, we made payments of $29 million related to certain expenditures for the rebuild of our former Port Arthur, Texas facility, resulting in an adjustment to the sales proceeds received in connection with the 2007 U.S. base chemicals disposition. During 2008, we contributed $44 million to our ethyleneamines joint venture in Saudi Arabia.

        Net cash provided by financing activities for 2009 was $184 million as compared with $230 million of net cash provided by financing activities in 2008. During 2009 we issued the 2016 Senior Notes and obtained Term Loan C in connection with the Texas Bank Litigation Settlement Agreement. During this period, we also redeemed in full the $296 million outstanding principal amount 11.625% senior secured notes due 2010 and the $198 million outstanding principal amount 11.5% senior notes due 2012. During 2008, we issued the Convertible Notes in connection with the Apollo Settlement Agreement.

Changes in Financial Condition

        The following information summarizes our working capital (dollars in millions):

	December 31, 2010	December 31, 2009	Increase (Decrease)	Percent Change
Cash and cash equivalents	$966	$1,745	$(779)	(45)%
Restricted cash	7	5	2	40%
Accounts receivable, net	1,479	1,019	460	45%
Inventories	1,396	1,184	212	18%
Prepaid expenses	46	42	4	10%
Deferred income taxes	1	36	(35)	(97)%
Other current assets	113	109	4	4%

Total current assets	4,008	4,140	(132)	(3)%

Accounts payable	887	755	132	17%
Accrued liabilities	628	623	5	—
Deferred income taxes	19	2	17	850%
Current portion of debt	519	431	88	20%

Total current liabilities	2,053	1,811	242	13%

Working capital	$1,955	$2,329	$(374)	(16)%

        Our working capital decreased by $374 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $779 million resulted from the matters identified in the consolidated statements of cash flows.

  •
  Accounts receivable increased by $460 million due to the inclusion in the December 31, 2010 balance sheet of accounts receivable of $254 million that were previously treated as sold into our A/R programs and as a result of higher sales, partially offset by foreign currency translation impacts as the U.S. dollar strengthened against other relevant currencies. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under the A/R Programs no longer met the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010 and are now on balance sheet. For more information regarding the on balance sheet treatment of our A/R Programs, see "Note 16. Off-Balance Sheet Securitization of Accounts Receivable" to our consolidated financial statements.

  •
  Inventories increased by $212 million mainly due to higher raw material costs, partially offset by foreign currency translation as the U.S. dollar strengthened against other relevant currencies.

  •
  The increase in accounts payable of $132 million was primarily due to higher raw material inventory costs, partially offset by foreign currency translation impacts as the U.S. dollar strengthened against other relevant currencies.

  •
  Current portion of debt increased by $88 million. As of December 31, 2010 we had €139 million (approximately $183 million) outstanding on our EU A/R Program with a maturity in October 2011. This amount was classified as current portion of debt as of December 31, 2010. We intend to extend this program in 2011. In addition, on January 18, 2011 we prepaid $100 million of our 7.375% senior subordinated notes due 2015. Accordingly, this amount was classified as current portion of debt as of December 31, 2010. At December 31, 2009, the Convertible Notes were classified as current portion of debt. The Convertible Notes were repaid on January 11, 2010. For more information, see "Note 14. Debt" to our consolidated financial statements.

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: guarantees of certain debt of HPS (our Chinese MDI joint venture); a guarantee of certain obligations of Arabian Amines Company (our consolidated ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia); a guarantee of certain debt of Huntsman Corporation Australia Pty Limited; certain indebtedness incurred from time to time to finance certain insurance premiums; and a guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program.

        Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Senior Credit Facilities

        As of December 31, 2010, our Senior Credit Facilities consisted of the following (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$300	$—	$—	(1)	USD LIBOR plus 3.0%	2014	(3)
Term Loan B	NA	$1,302	$1,302		USD LIBOR plus 1.50%	2014	(3)
Term Loan C	NA	$427	$386		USD LIBOR plus 2.25%	2016	(3)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $29 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Revolving Facility and Term Loan B are subject to certain secured leverage ratio thresholds. As of December 31, 2010, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 2%.

(3)
The Revolving Facility matures in March 2014, but is subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions. Notwithstanding the stated maturity dates, the maturities of the Revolving Facility, Term Loan B and Term Loan C will accelerate if we do not repay, or refinance, all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        NA—Not applicable

        During 2010, we took the following actions with respect to our Senior Credit Facilities:

  •
  On March 9, Huntsman International entered into a Fifth Amendment to Credit Agreement which replaced the agent bank, extended the stated maturity of the Revolving Facility and amended certain other terms.

  •
  On April 26, we prepaid $124 million on Term Loan B and $40 million on Term Loan C with cash accumulated in prior periods. We incurred a loss on early extinguishment of debt of $5 million.

  •
  On June 22, we prepaid $83 million on Term Loan B and $27 million on Term Loan C with proceeds from the final settlement of insurance claims. We incurred a loss on early extinguishment of debt of $2 million.

  •
  We made the annual scheduled repayment of $16 million on Term Loan B and $5 million on Term Loan C.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantor subsidiaries, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between certain of our subsidiaries.

Accounts Receivable Securitization

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to bankruptcy remote special purpose entities (the "U.S. SPE" and the "EU SPE"). We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs as of December 31, 2010 is as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	October 2012	$125	$27.5	USD LIBOR rate plus 3.75%
U.S. A/R Program	October 2011	$125	$27.5	CP rate plus 3.50%
EU A/R Program	October 2011	€225 (approximately $297)	€139 (approximately $183)	GBP LIBOR rate, USD LIBOR rate or EURIBOR rate plus 3.75%

(1)
The amount of actual availability under the A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)
Each interest rate is defined in the applicable agreements. In addition, the U.S. SPE and the EU SPE are obligated to pay unused commitment fees to the lenders based on the amount of each lender's commitment.

        As of December 31, 2010, $552 million of accounts receivable were pledged as collateral under the A/R Programs.

Notes

        As of December 31, 2010, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
Senior Notes	June 2016	5.500% (1)	$600 ($452 carrying value)
Senior Subordinated Notes	March 2021	8.625%	$530 ($544 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	January 2015	7.375%	$175
Senior Subordinated Notes	January 2015	7.500%	€ 76 (approximately $100)
Senior Subordinated Notes	March 2013	6.875%	€ 84 (approximately $110)

(1)
The effective interest rate at issuance was 11.73%.

        During 2010, Huntsman International completed the following note offerings:

  •
  On March 17, 2010, a $350 million offering of 8.625% senior subordinated notes due 2020. We used the net proceeds to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€184 million (approximately $253 million)) and a portion of our euro-denominated senior subordinated notes due 2015 (€59 million (approximately $81 million)). See "—Redemption of Notes and Loss on Early Extinguishment of Debt" below.

  •
  On September 24, 2010, a $350 million offering of 8.625% senior subordinated notes due 2021. We used the net proceeds to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€132 million (approximately $177 million)) and a portion of U.S. dollar senior subordinated notes due 2014 ($159 million of which settled on October 12, 2010). See "—Redemption of Notes and Loss on Early Extinguishment of Debt" below.

  •
  On November 12, 2010, a $180 million follow on offering of 8.625% senior subordinated notes due 2021. The notes are recorded at carrying value of $194 million. We used the net proceeds to redeem all $188 million of our senior subordinated notes due 2014. See "—Redemption of Notes and Loss on Early Extinguishment of Debt" below.

        Our notes are governed by indentures which impose certain limitations on Huntsman International, including among other things limitations on the incurrence of debt, distributions, certain restricted payments, asset sales, and affiliate transactions. The notes are unsecured obligations and are guaranteed by certain subsidiaries named as guarantors.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
November 29, 2010	7.875% Senior Subordinated Notes due 2014	$88	$92	$3
November 26, 2010	7.875% Senior Subordinated Notes due 2014	$100	$104	$4
October 12, 2010	7.875% Senior Subordinated Notes due 2014	$159	$165	$7
September 27, 2010	6.875% Senior Subordinated Notes due 2013	€132 (approximately $177)	€137 (approximately $183)	$7
March 17, 2010	6.875% Senior Subordinated Notes due 2013	€184 (approximately $253)	€189 (approximately $259)	$7
March 17, 2010	7.50% Senior Subordinated Notes due 2015	€59 (approximately $81)	€59 (approximately $81)	$2
January 11, 2010(1)	7.00% Convertible Notes due 2018	$250	$382	$146

(1)
The Convertible Notes were issued to Apollo in December 2008 as part of the Apollo Settlement Agreement. The Convertible Notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders.

        For the year ended December 31, 2010, in connection with redemptions described in the table above, we recorded a loss on early extinguishment of debt of $176 million, and Huntsman International recorded a loss on early extinguishment of debt of $30 million. As noted in "—Senior Credit Facilities" above, we also recognized a $7 million loss on early extinguishment of debt in 2010 on the prepayment of $274 million of Term Loans. For the year ended December 31, 2009, we and Huntsman International recorded a loss on early extinguishment of debt of $21 million each.

        On January 18, 2011, Huntsman International redeemed $100 million of its $175 million 7.375% senior subordinated notes due 2015. The total redemption payment, excluding accrued interest was $102 million, which included $2 million of call premiums. We expect to record a loss on early extinguishment of debt for this transaction in the first quarter of 2011 of $3 million.

Variable Interest Entity Debt

        Arabian Amines Company has the following loan commitments and debt financing:

  •
  A loan facility from Saudi Industrial Development Fund for SR 507 million (approximately $135 million) (the "SIDF Facility"), of which an additional commitment of SR 41 million

    (approximately $11 million) was received during the three months ended December 31, 2010. As of December 31, 2010, we had SR 467 million (approximately $124 million) outstanding under the SIDF Facility. Repayment of the loan is to be made in 14 semi-annual installments that are currently scheduled to commence in 2012 with final maturity in 2018. The loan is secured by a mortgage over the fixed assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A bridge loan for the SIDF Facility. As of December 31, 2010, SR14 million (approximately $4 million) was outstanding under this facility. The facility is scheduled to mature in 2011.

  •
  A multi-purpose Islamic term facility which, as of December 31, 2010, had $63 million outstanding. This facility is scheduled to be repaid in 22 semi-annual installments commencing in 2011.

  •
  A working capital loan facility up to $8 million. As of December 31, 2010, $8 million was outstanding under this facility. This facility matures in 2021. This working capital facility is classified as Current portion of debt on the accompanying consolidated balance sheets.

Other Debt

        In September 2010, we replaced our $25 million European overdraft facility (which terminated on April 1, 2010) with a new $25 million European overdraft facility. This facility is a demand facility that we use for the working capital needs of our European subsidiaries. In addition, we continue to maintain certain other foreign overdraft facilities used for working capital needs. As of December 31, 2010 we had no borrowings on our European overdraft facility.

        As of December 31, 2010, HPS had $16 million outstanding in U.S. dollar borrowings and 480 million in RMB term loan and working capital loan borrowings (approximately $73 million) under secured facilities for the construction of its plant. During 2010, HPS refinanced RMB 130 million (approximately $20 million) in working capital loans. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2010, the interest rate was approximately 1% for U.S. dollar borrowings, 5.5% for RMB term loan borrowings and 4.9% for RMB working capital loans. We have guaranteed certain of these loans.

        HPS also has a loan facility with the stated capacity for discounting up to CNY700 million (approximately $106 million); drafts are discounted using a discount rate of the three-month SHIBOR plus the applicable margin. As of December 31, 2010, the all in discount rate was approximately 5%. As of December 31, 2010, HPS has discounted with recourse CNY659 million (approximately $99 million) of commercial drafts, all of which is classified as Current portion of debt on the accompanying consolidated balance sheets.

Notes Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2010, we have loaned $535 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2010 on the accompanying consolidated balance sheets. As of December 31, 2010, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our A/R Program, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

Compliance with Covenants

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

        If in the future Huntsman International failed to comply with the Leverage Covenant, then we would not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had uncollateralized loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we may not have further access to such facilities.

        The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Program's metrics in the future could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables, or at the discretion of the lenders, repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2010, we had $1,434 million of combined cash and unused borrowing capacity, consisting of $973 million in cash and restricted cash, $271 million in availability under our Revolving Facility, and $190 million in availability under our A/R Programs.

        Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Our accounts receivable (excluding the $254 million effect of the on-balance sheet treatment of our A/R Programs) and inventory, net of accounts payable, increased by approximately $307 million in 2010, as reflected in our consolidated statement of cash flows. We expect volatility in our working capital components to continue.

  •
  On March 9, 2010, Huntsman International entered into the fifth amendment to the Senior Credit Facilities. Among other things, this amendment limits the aggregate amount of revolving commitments allowable under the Revolving Facility to an amount up to $300 million. As of December 31, 2010, the aggregate amount of revolving commitments available under the Revolving Facility was $300 million. There are currently no borrowings under the Revolving Facility, and we have approximately $29 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under this facility.

  •
  On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. During 2009, we recorded closure costs of approximately $63 million ($25 million primarily in severance, $8 million of contract termination costs and a $30 million estimate of environmental remediation costs) and incurred other closure related costs of approximately $5 million in the first quarter of 2010. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The closure costs are expected to be funded as they are incurred over the next several years. During 2010, we paid approximately $26 million of related restructuring costs and have remaining accruals of approximately $38 million for restructuring and environmental remediation costs as of December 31, 2010 to be paid out at a later date. See, "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance, subject to a combined deductible of $60 million. We asserted claims related to losses occurring as a result of this fire. Our claims were the subject of litigation and an arbitration proceeding. Prior to December 31, 2009, we received payments on insurance claims with respect to the fire totaling $365 million. On May 14, 2010, we entered into a settlement agreement, pursuant to which we received a final payment totaling $110 million. As a result of this settlement, we recognized a gain of $110 million in discontinued operations during the second quarter of 2010. Of the $110 million payment, $34 million was reflected within the statement of cash flows as cash flows from investing activities and the remaining $76 million was reflected as cash flows from operating activities. See "Note 20. Commitments and Contingencies—Legal Matters—Port Arthur Plant Fire Insurance Litigation" and "Note 25. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our consolidated financial statements. This settlement resulted in after tax proceeds to us of $92 million. In accordance with relevant provisions of the agreements governing our Senior Credit Facilities, on June 22, 2010, we used these proceeds to prepay $83 million on our term loan B facility ("Term Loan B") and $27 million on Term Loan C.

  •
  During 2010, we made contributions to our pension and postretirement benefit plans of $127 million. During 2011, we expect to contribute an additional amount of approximately $159 million to these plans.

  •
  On July 31, 2010, we announced that we entered into a definitive agreement to acquire the chemical business of Laffans Petrochemicals Ltd ("Laffans"), an amines and surfactants manufacturer located in Ankleshwar, India. The acquisition is expected to cost approximately $21 million including a non-compete agreement and other obligations. The acquisition is expected to occur in the first half of 2011, subject to certain terms and conditions.

  •
  On January 18, 2011, Huntsman International redeemed $100 million of its $175 million 7.375% senior subordinated notes due 2015. The total redemption payment, excluding accrued interest was $102 million, which included $2 million of call premiums. We expect to record a loss on early extinguishment of debt in the first quarter of 2011 of $3 million.

        As of December 31, 2010, we had $519 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities, including €139 million (approximately $183 million) and $28 million outstanding under our A/R Program with maturity of October 2011, $100 million of senior subordinated notes that were redeemed on January 18, 2011, the HPS draft discounting facility in China with $99 million outstanding, the HPS facility with $33 million of loans due in 2011, our Australian credit facilities with $20 million classified as current and certain other short term facilities and scheduled amortization payments totaling $56 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2010 are summarized below (dollars in millions):

	2011	2012 - 2013	2014 - 2015	After 2015	Total
Long-term debt, including current portion	$519	$270	$1,526	$1,831	$4,146
Interest(1)	197	356	275	403	1,231
Operating leases	53	93	69	63	278
Purchase commitments(2)	810	434	152	57	1,453

Total(3)(4)	$1,579	$1,153	$2,022	$2,354	$7,108

(1)
Interest calculated using interest rates as of December 31, 2010 and contractual maturity dates assuming no refinancing or extension of debt instruments.

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

(3)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows (dollars in millions):

	2011	2012 - 2013	2014 - 2015	5-Year Average Annual
Pension plans	$146	$252	$256	$100
Other postretirement obligations	13	24	24	12
(4)
The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. For additional discussion on unrecognized tax benefits, see "Note 19. Income Taxes" to our consolidated financial statement.

Off-Balance Sheet Arrangements

Receivables Securitization

        For a discussion of our former off-balance sheet A/R Programs, see "Note 16. Off-Balance Sheet Securitization of Accounts Receivable" to our consolidated financial statements. Beginning in 2010, receivables transferred into the A/R Programs no longer meet the criteria for derecognition and amounts outstanding are accounted for as secured borrowings.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Legal Proceedings

        For a discussion of legal proceedings, see "Note 20. Commitments and Contingencies—Legal Matters" to our consolidated financial statements.

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 21. Environmental, Health and Safety Matters" to our consolidated financial statements.

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

Fair Value

        Pursuant to the Texas Bank Litigation Settlement Agreement, on June 22, 2009, Huntsman International entered into an amendment of its Senior Credit Facilities that provided for Term Loan C with a $500 million principal amount, and Huntsman International also issued $600 million aggregate principal amount of 2016 Senior Notes. In accordance with accounting guidance regarding fair value measurements, we recorded the Term Loan C and the 2016 Senior Notes in our accounting records at fair values of $439 million and $425 million, respectively, upon initial recognition in June 2009.

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

        Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2010, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for 2010 would have been approximately $28 million less or $32 million greater, respectively.

        We are required to evaluate the carrying value of our plant assets whenever events indicate that such carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups that are largely independent of the cash flows of other asset groups to their carrying values. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. In connection with our asset evaluation policy, we reviewed all of our long-lived assets for indicators that the carrying value may not be recoverable and determined that such indicators did not exist during the year ended December 31, 2010.

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

        We tested goodwill for impairment at the beginning of the third quarter of 2010 as part of the annual impairment testing procedures and determined that no goodwill impairment existed. The results of our annual impairment testing indicated the excess of fair value of our Advanced Materials reporting unit over its carrying value was approximately $1,200 million.

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Also in connection with the Textile Effects Acquisition, we recorded liabilities for workforce reduction, non-cancelable lease termination costs and demolition, decommissioning and other restructuring costs. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. While management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the currently recorded estimate, historically management's estimates on a project-by-project basis have not varied to a material degree. For further discussion of our restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

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

        Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make many assumptions and judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

        Management, with the advice of its actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(25)	$(415)
—1% decrease	37	482
Expected return on assets
—1% increase	(26)	—
—1% decrease	26	—
Rate of compensation increase
—1% increase	21	110
—1% decrease	(16)	(104)

(1)
Estimated increase (decrease) on 2010 net periodic benefit cost

(2)
Estimated increase (decrease) on December 31, 2010 pension and postretirement liabilities and accumulated other comprehensive (loss) income

Environmental Reserves

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental damage may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information, see "Note 21. Environmental, Health and Safety Matters" to our consolidated financial statements.

Variable Interest Entities—Primary Beneficiary

        We evaluate each of our variable interest entities on an on-going basis to determine whether we are the primary beneficiary. Management assesses, on an on-going basis, the nature of our relationship to the variable interest entity, including the amount of control that we exercise over the entity as well as the amount of risk that we bear and rewards we receive in regards to the entity, to determine if we are the primary beneficiary of that variable interest entity. Management judgment is required to assess whether these attributes are significant. We consolidate all variable interest entities for which we have concluded that we are the primary beneficiary.

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

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2010 and 2009, the fair value of the hedge was $(2) million and $1 million, and was recorded in other noncurrent liabilities and assets, respectively.

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of December 31, 2010, the fair value of the hedge was $(2) million and was recorded in other noncurrent liabilities.

        Beginning in 2009, Arabian Amines Company entered into a 12 year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now consolidated by us. See "Note 7. Variable Interest Entities" to our consolidated financial statements. The notional amount of the swap as of December 31, 2010 was $63 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2010, the fair value of the swap was $(5) million and was recorded as other noncurrent liabilities on the accompanying consolidated balance sheets. For 2010, we recorded a reduction in interest expense of $1 million.

        For the years ended December 31, 2010 and 2009, the changes in accumulated other comprehensive (loss) income associated with these cash flow hedging activities was approximately $5 million and $(1) million, respectively.

        During 2011, accumulated other comprehensive income (loss) of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2010 and 2009, we had approximately $183 million and $100 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2010, the fair value of this swap was $19 million and was recorded as noncurrent assets in our consolidated balance sheet. For 2010, the effective portion of the changes in the fair value of $7 million was recorded in other comprehensive income; with the ineffective portion of $12 million, recorded as an (addition) reduction to interest expense. On July 15, 2010, we changed the method of assessing the effectiveness of this hedge from the spot method to the forward method, which we believe will reduce the ineffective portion and lower volatility in interest expense in future periods.

        In 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $153 million of LIBOR floating rate debt payments for €116 million of EURIBOR floating rate debt payments. This swap was not designated as a hedge for financial reporting purposes. For the year ended December 31, 2008, we recorded a foreign currency gain on this swap of $21 million in the consolidated statements of operations.

        Also in 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $96 million of LIBOR floating rate debt payments for €71 million of EURIBOR floating rate debt payments. This swap was designated as a hedge of a net investment for financial reporting purposes. We received a cash benefit from the unwind of $3 million in the fourth quarter of 2008. For the year ended December 31, 2008, the effective portion of the changes in the fair value of $14 million was recorded as income in other comprehensive (loss) income, with ineffectiveness of $2 million recorded in interest expense in our consolidated statements of operations.

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

        We review our non-U.S. dollar denominated debt to determine the appropriate amounts designated as hedges. As of December 31, 2010, we have designated approximately €338 million (approximately $446 million) of euro-denominated debt as a hedge of our net investment. For the years ended December 31, 2010, 2009 and 2008, the amount of (loss) gain recognized on the hedge of our net investment was $34 million, $(5) million and $31 million, respectively, and was recorded in other comprehensive income (loss). As of December 31, 2010, we had approximately €926 million (approximately $1,222 million) in net euro assets.

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

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

        Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2010, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework ("COSO").

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

MANAGEMENT'S PROCESS TO ASSESS THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting for our Company and Huntsman International. We involved employees at all levels of our Company during 2010 in training, performing and evaluating our internal controls.

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

February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's application of new accounting guidance related to its method of accounting for transfers of accounts receivable securitization programs, effective January 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the internal control over financial reporting of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's application of new accounting guidance related to its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 2011

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to principal accountant fees and services, and the disclosure of the Audit Committee's pre-approval policies and procedures are contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and are incorporated herein by reference.

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

(b)
Description of exhibits.

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)
3.2	Third Amended and Restated Bylaws of Huntsman Corporation effective March 24, 2010 (incorporated by reference to Exhibit 3.1(i) to our current report on Form 8-K filed on March 26, 2010)
4.1
Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to Huntsman International LLC's current report on Form 8-K filed on December 23, 2004 (File No. 333-85141))
4.2	Form of Restricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-1 to Exhibit 4.1)
4.3	Form of Restricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-2 to Exhibit 4.1)
4.4	Form of Unrestricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-3 to Exhibit 4.1)
4.5	Form of Unrestricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-4 to Exhibit 4.1)
4.6	Form of Guarantee (included as Exhibit E to Exhibit 4.1)
4.7
Registration Rights Agreement dated as of February 10, 2005, by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))
4.8	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)

Number	Description
4.9	Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005 (File No. 333-85141))
4.10
Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)
4.11
Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)
4.12
Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the $200,000,000 7 7/8% Senior Subordinated Notes due 2014 and the €400,000,000 6 7/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)
4.13	Form of Restricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-2 to Exhibit 4.12)
4.14	Form of Unrestricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-4 to Exhibit 4.12)
4.15	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)
4.16
Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)
4.17
Indenture, dated as of July 6, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 8, 2009)
4.18	Form of 5 1/2% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on July 8, 2009)
4.19	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on July 8, 2009)
4.20
Amended and Restated Indenture, dated as of September 10, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 14, 2009)
4.21
Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)

Number	Description
4.22	Form of 8 5/8% Senior Subordinated Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)
4.23	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)
4.24
Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)
4.25	Form of 8 5/8% Senior Subordinated Note (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)
4.26	Form of Guarantee (included as Exhibit E to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)
10.1
Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to amendment No. 1 to the registration statement on Form S-4 of Huntsman LLC filed on February 11, 2004)
10.2	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)
10.3	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.4
Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011 (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.5
Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.6	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.7
Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.8	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.10
Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))
10.11	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427))

Number	Description
10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.16
Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006)
10.17
Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 23, 2007)
10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)
10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)
10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)
10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)
10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)
10.23
Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)
10.24
Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)
10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009)
10.26
Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009)

Number	Description
10.27	Form of Registration Rights Agreement dated as of June 23, 2009, by and among Huntsman International LLC, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 23, 2009)
10.28
Voting Agreement, dated as of June 22, 2009, by and among Huntsman International LLC, Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 23, 2009)
10.29
U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009)
10.30
U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009)
10.31
European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009)
10.32
European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009)
10.33
Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 10-Q filed on May 7, 2010)
10.34
Registration Rights Agreement, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2010)
10.35
Registration Rights Agreement, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 30, 2010)
10.36
Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)

Number		Description
10.37		Registration Rights Agreement, dated as of November 12, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 15, 2010)
10.38	*	Second Amendment to Huntsman Supplemental Executive Retirement Plan
10.39	*	Third Amendment to Huntsman Supplemental Executive Retirement Plan
10.40	*	Form of Restricted Stock Agreement
10.41	*	Form of Phantom Share Agreement
10.42	*	Form of Nonqualified Stock Option Agreement
10.43	*	Form of Restricted Stock Unit Agreement for Outside Directors
21.1	*	Subsidiaries of the Company
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Annual Report on Form 10-K of Huntsman Corporation and Huntsman International LLC for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets for each of Huntsman Corporation and Huntsman International LLC; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for each of Huntsman Corporation and Huntsman International LLC; (iii) Condensed Consolidated Statements of Cash for each of Huntsman Corporation and Huntsman International LLC; (iv) Condensed Consolidated Statements of Equity for each of Huntsman Corporation and Huntsman International LLC; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

*
Filed herewith.

**
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

Dated: February 17, 2011

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 17th day of February 2011.

/s/ JON M. HUNTSMAN Jon M. Huntsman Executive Chairman of the Board and Director	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ H. WILLIAM LICHTENBERGER H. William Lichtenberger Vice Chairman of the Board, Chairman of the Nominating and Corporate Governance Committee and Lead Director	/s/ WAYNE A. REAUD Wayne A. Reaud Chairman of the Litigation Committee and Director
/s/ NOLAN D. ARCHIBALD Nolan D. Archibald Chairman of the Compensation Committee and Director	/s/ MARSH J. EVANS Marsha J. Evans Director
/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker Director	/s/ M. ANTHONY BURNS M. Anthony Burns Chairman of the Audit Committee and Director
/s/ PATRICK HARKER Patrick Harker Director	/s/ SIR ROBERT MARGETTS Sir Robert Margetts Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International in the capacities indicated on the 17th day of February 2011.

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
/s/ JAMES R. MOORE James R. Moore Executive Vice President, General Counsel, Secretary and Manager

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Huntsman Corporation and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008	F-4
Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-7
Huntsman International LLC and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-9
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-10
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008	F-11
Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008	F-12
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-13
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Consolidated Financial Statements	F-15
Schedules to Consolidated Financial Statements
Schedule to Consolidated Financial Statements, Schedule I—Condensed Financial Information of Registrant (Huntsman Corporation only)	F-116
Schedule to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts (Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries)	F-120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2, 14 and 16 to the consolidated financial statements, the Company adopted new accounting guidance which changed its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 2011

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents(a)	$966	$1,745
Restricted cash	7	5
Accounts and notes receivable (net of allowance for doubtful accounts of $52 and 56, respectively), ($589 and nil pledged as collateral, respectively)(a)	1,464	1,018
Accounts receivable from affiliates	15	1
Inventories(a)	1,396	1,184
Prepaid expenses	46	42
Deferred income taxes	1	36
Other current assets(a)	113	109

Total current assets	4,008	4,140
Property, plant and equipment, net(a)	3,605	3,516
Investment in unconsolidated affiliates	234	250
Intangible assets, net(a)	105	125
Goodwill	94	94
Deferred income taxes	166	138
Notes receivable from affiliates	7	8
Other noncurrent assets(a)	495	355

Total assets	$8,714	$8,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$842	$730
Accounts payable to affiliates	45	25
Accrued liabilities(a)	628	623
Deferred income taxes	19	2
Current portion of debt(a)	519	431

Total current liabilities	2,053	1,811
Long-term debt(a)	3,627	3,781
Notes payable to affiliates	4	5
Deferred income taxes	314	289
Other noncurrent liabilities(a)	866	875

Total liabilities	6,864	6,761
Commitments and contingencies (Notes 20 and 21)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 239,549,365 and 237,225,258 issued and 236,799,455 and 234,081,490 outstanding in 2010 and 2009, respectively	2	2
Additional paid-in capital	3,186	3,155
Unearned stock-based compensation	(11)	(11)
Accumulated deficit	(1,090)	(1,015)
Accumulated other comprehensive loss	(297)	(287)

Total Huntsman Corporation stockholders' equity	1,790	1,844
Noncontrolling interests in subsidiaries	60	21

Total equity	1,850	1,865

Total liabilities and equity	$8,714	$8,626

(a)
At December 31, 2010 and 2009, respectively, $7 and nil of cash and cash equivalents, $8 and $9 of accounts and notes receivable (net), $45 and $33 of inventories, $2 each of other current assets, $275 and $16 of property, plant and equipment (net), $7 and nil of intangible assets (net), $18 each of other noncurrent assets, $56 and $42 of accounts payable, $16 and $9 of accrued liabilities, $15 and $2 of current portion of debt, $185 and nil of long-term debt, and $109 and $93 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2010	2009	2008
Revenues:
Trade sales, services and fees, net	$9,049	$7,569	$9,892
Related party sales	201	96	164

Total revenues	9,250	7,665	10,056
Cost of goods sold	7,789	6,587	8,776

Gross profit	1,461	1,078	1,280
Operating expenses:
Selling, general and administrative	861	850	871
Research and development	151	145	154
Other operating expense (income)	10	(18)	27
Restructuring, impairment and plant closing costs	29	88	31

Total expenses	1,051	1,065	1,083

Operating income	410	13	197
Interest expense, net	(229)	(238)	(262)
Loss on accounts receivable securitization program	—	(23)	(27)
Equity in income of investment in unconsolidated affiliates	24	3	14
Loss on early extinguishment of debt	(183)	(21)	(1)
(Expenses) income associated with the Terminated Merger and related litigation	(4)	835	780
Other income	2	—	1

Income from continuing operations before income taxes	20	569	702
Income tax expense	29	444	190

(Loss) income from continuing operations	(9)	125	512
Income (loss) from discontinued operations, (including gain (loss) on disposal of $1 in 2009 and $11 in 2008), net of tax	42	(19)	84

Income before extraordinary gain	33	106	596
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(1)	6	14

Net income	32	112	610
Net (income) loss attributable to noncontrolling interests	(5)	2	(1)

Net income attributable to Huntsman Corporation	$27	$114	$609

Net income	$32	$112	$610
Other comprehensive (loss) income	(11)	203	(749)

Comprehensive income (loss)	21	315	(139)
Comprehensive (income) loss attributable to noncontrolling interests	(4)	1	2

Comprehensive income (loss) attributable to Huntsman Corporation	$17	$316	$(137)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Continued)

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2010	2009	2008
Basic income (loss) per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.06)	$0.54	$2.20
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.17	(0.08)	0.36
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	0.03	0.06

Net income attributable to Huntsman Corporation common stockholders	$0.11	$0.49	$2.62

Weighted average shares	236.0	233.9	232.0

Diluted income (loss) per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.06)	$0.53	$2.18
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.17	(0.08)	0.36
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	0.03	0.06

Net income attributable to Huntsman Corporation common stockholders	$0.11	$0.48	$2.60

Weighted average shares	236.0	238.3	234.3

Amounts attributable to Huntsman Corporation common stockholders:
(Loss) income from continuing operations	$(14)	$127	$511
Income (loss) from discontinued operations, net of tax	42	(19)	84
Extraordinary (loss) gain on the acquisition of a business	(1)	6	14

Net income	$27	$114	$609

Dividends per share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
								Accumulated other comprehensive (loss) income
	Common Stock	Mandatory convertible preferred stock	Common stock	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2008	221,036,190	5,750,000	$2	$288	$2,831	$(12)	$(1,540)	$257	$27	$1,853
Net income	—	—	—	—	—	—	609	—	1	610
Other comprehensive loss	—	—	—	—	—	—	—	(746)	(3)	(749)
Issuance of nonvested stock awards	—	—	—	—	12	(12)	—	—	—	—
Vesting of stock awards	594,908	—	—	—	1	—	—	—	—	1
Recognition of stock-based compensation	—	—	—	—	9	11	—	—	—	20
Repurchase and cancellation of stock awards	(160,058)	—	—	—	—	—	(4)	—	—	(4)
Preferred stock conversion	12,082,475	(5,750,000)	—	(288)	288	—	—	—	—	—
Effect of adoption of ASC 715-20-55 net of tax	—	—	—	—	—	—	(3)	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	—	(93)	—	—	(93)
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	—	—	(3)	(3)

Balance, December 31, 2008	233,553,515	—	2	—	3,141	(13)	(1,031)	(489)	22	1,632
Net income	—	—	—	—	—	—	114	—	(2)	112
Other comprehensive income	—	—	—	—	—	—	—	202	1	203
Issuance of nonvested stock awards	—	—	—	—	8	(8)	—	—	—	—
Vesting of stock awards	742,565	—	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	6	10	—	—	—	16
Repurchase and cancellation of stock awards	(214,590)	—	—	—	—	—	(2)	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2009	234,081,490	—	2	—	3,155	(11)	(1,015)	(287)	21	1,865
Net income	—	—	—	—	—	—	27	—	5	32
Other comprehensive loss	—	—	—	—	—	—	—	(10)	(1)	(11)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	—	35	35
Issuance of nonvested stock awards	—	—	—	—	12	(12)	—	—	—	—
Vesting of stock awards	1,939,524	—	—	—	9	—	—	—	—	9
Recognition of stock-based compensation	—	—	—	—	3	12	—	—	—	15
Repurchase and cancellation of stock awards	(431,052)	—	—	—	—	—	(6)	—	—	(6)
Stock options exercised	1,209,493		—	—	3	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	—	—	4	—	—	—	—	4
Dividends declared on common stock	—	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2010	236,799,455	—	$2	$—	$3,186	$(11)	$(1,090)	$(297)	$60	$1,850

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$32	$112	$610
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary loss (gain) on the acquisition of a business, net of tax	1	(6)	(14)
Equity in income of investment in unconsolidated affiliates	(24)	(3)	(14)
Dividends received from unconsolidated affiliates	—	11	11
Depreciation and amortization	405	442	398
Provision for losses on accounts receivable	6	9	6
Loss (gain) on disposal of businesses/assets, net	8	(2)	6
Loss on early extinguishment of debt	183	21	1
Noncash interest expense	22	22	2
Noncash restructuring, impairment and plant closing costs	2	13	7
Deferred income taxes	45	231	202
Noncash loss (gain) on foreign currency transactions	22	(26)	4
Stock-based compensation	27	20	20
Portion of insurance settlement representing investing activities	(34)	—	—
Noncash gain on partial fire insurance settlement	—	—	(135)
Other, net	2	1	3
Changes in operating assets and liabilities:
Accounts and notes receivable	(183)	(88)	263
Accounts receivable from A/R Programs	(254)	—	—
Inventories	(207)	351	(119)
Prepaid expenses	(2)	5	(9)
Other current assets	(5)	(6)	(1)
Other noncurrent assets	(102)	(32)	41
Accounts payable	83	35	(186)
Accrued liabilities	(22)	(34)	(64)
Other noncurrent liabilities	(63)	28	(265)

Net cash (used in) provided by operating activities	(58)	1,104	767

Investing Activities:
Capital expenditures	(236)	(189)	(418)
Proceeds from insurance settlement treated as reimbursement of capital expenditures	34	—	—
Acquisition of business, net of cash acquired and post-closing adjustments	—	(31)	(2)
Proceeds from sale of businesses/assets, net of adjustments	2	5	(26)
Cash assumed in connection with the initial consolidation of a variable interest entity	14	—	—
Investment in unconsolidated affiliates	—	—	(44)
Cash received from unconsolidated affiliates	4	7	10
Proceeds from maturity of government securities, restricted as to use	—	—	4
Change in restricted cash	(2)	—	(8)
Other, net	2	3	(5)

Net cash used in investing activities	(182)	(205)	(489)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year ended December 31,
	2010	2009	2008
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(6)	$(14)	$11
Revolving loan facility from A/R Programs	254	—	—
Net (repayments) borrowings on overdraft facilities	(2)	(12)	8
Repayments of short-term debt	(175)	(13)	73
Borrowings on short-term debt	212	—	—
Repayments of long-term debt	(1,456)	(542)	(11)
Proceeds from issuance of long-term debt	923	880	263
Repayments of notes payable	(53)	(66)	(55)
Borrowings on notes payable	46	67	48
Debt issuance costs paid	(29)	(5)	(5)
Call premiums related to early extinguishment of debt	(160)	(14)	—
Dividends paid to common stockholders	(96)	(96)	(93)
Dividends paid to preferred stockholders	—	—	(4)
Repurchase and cancellation of stock awards	(6)	(2)	(4)
Proceeds from issuance of common stock	3	—	—
Excess tax benefit related to stock-based compensation	4	—	—
Other, net	(2)	1	(1)

Net cash (used in) provided by financing activities	(543)	184	230

Effect of exchange rate changes on cash	4	5	(5)

(Decrease) increase in cash and cash equivalents	(779)	1,088	503
Cash and cash equivalents at beginning of period	1,745	657	154

Cash and cash equivalents at end of period	$966	$1,745	$657

Supplemental cash flow information:
Cash paid for interest	$203	$227	$265
Cash paid for income taxes	6	155	34

        During 2010, 2009 and 2008, the amount of capital expenditures in accounts payable increased (decreased) by $48, $(13) and $9, respectively. The value of share awards that vested during 2010, 2009 and 2008 was $18, $12 and $13, respectively. In connection with our June 23, 2009 acquisition of Baroda, $5 of payables from us to MCIL were forgiven. Beginning July 1, 2010, we began consolidating Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. For more information, see "Note 7. Variable Interest Entities."

        During 2010, 2009 and 2008, capital expenditures of $236, $189 and $418, respectively, were reimbursed in part by $34, nil and nil, respectively, from insurance settlement proceeds. During 2010 we received $110 from the settlement of our insurance claims related to the 2006 fire at our Port Arthur Texas plant, $34 of which was considered as a reimbursement of capital expenditures.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2, 14 and 16 to the consolidated financial statements, the Company adopted new accounting guidance which changed its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 2011

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents(a)	$561	$919
Restricted cash	7	5
Accounts and notes receivable (net of allowance for doubtful accounts of $52 and $56, respectively), ($589 and nil pledged as collateral, respectively)(a)	1,464	1,018
Accounts receivable from affiliates	100	32
Inventories(a)	1,396	1,184
Prepaid expenses	45	42
Deferred income taxes	40	33
Other current assets(a)	109	109

Total current assets	3,722	3,342
Property, plant and equipment, net(a)	3,469	3,357
Investment in unconsolidated affiliates	234	250
Intangible assets, net(a)	107	129
Goodwill	94	94
Deferred income taxes	179	158
Notes receivable from affiliates	7	8
Other noncurrent assets(a)	495	355

Total assets	$8,307	$7,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$840	$715
Accounts payable to affiliates	59	41
Accrued liabilities(a)	626	613
Deferred income taxes	63	2
Note payable to affiliate	100	25
Current portion of debt(a)	519	195

Total current liabilities	2,207	1,591
Long-term debt(a)	3,627	3,781
Notes payable to affiliates	439	530
Deferred income taxes	94	79
Other noncurrent liabilities(a)	852	865

Total liabilities	7,219	6,846
Commitments and contingencies (Notes 20 and 21)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,049	3,021
Accumulated deficit	(1,667)	(1,847)
Accumulated other comprehensive loss	(354)	(348)

Total Huntsman International LLC members' equity	1,028	826
Noncontrolling interests in subsidiaries	60	21

Total equity	1,088	847

Total liabilities and equity	$8,307	$7,693

(a)
At December 31, 2010 and 2009, respectively, $7 and nil of cash and cash equivalents, $8 and $9 of accounts and notes receivable (net), $45 and $33 of inventories, $2 each of other current assets, $275 and $16 of property, plant and equipment (net), $7 and nil of intangible assets (net), $18 each of other noncurrent assets, $56 and $42 of accounts payable, $16 and $9 of accrued liabilities, $15 and $2 of current portion of debt, $185 and nil of long-term debt, and $109 and $93 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

(Dollars in Millions)

	Year ended December 31,
	2010	2009	2008
Revenues:
Trade sales, services and fees, net	$9,049	$7,569	$9,892
Related party sales	201	96	164

Total revenues	9,250	7,665	10,056
Cost of goods sold	7,772	6,570	8,759

Gross profit	1,478	1,095	1,297
Operating expenses:
Selling, general and administrative	855	839	870
Research and development	151	145	154
Other operating (income) expense	—	(18)	27
Restructuring, impairment and plant closing costs	29	88	31

Total expenses	1,035	1,054	1,082

Operating income	443	41	215
Interest expense, net	(248)	(240)	(263)
Loss on accounts receivable securitization program	—	(23)	(27)
Equity in income of investment in unconsolidated affiliates	24	3	14
Loss on early extinguishment of debt	(37)	(21)	(1)
Other income	2	—	1

Income (loss) from continuing operations before income taxes	184	(240)	(61)
Income tax expense (benefit)	40	159	(2)

Income (loss) from continuing operations	144	(399)	(59)
Income (loss) from discontinued operations, (including gain (loss) on disposal of $1 in 2009 and $11 in 2008), net of tax	42	(19)	84

Income (loss) before extraordinary gain (loss)	186	(418)	25
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(1)	6	14

Net income (loss)	185	(412)	39
Net (income) loss attributable to noncontrolling interests	(5)	2	(1)

Net income (loss) attributable to Huntsman International LLC	$180	$(410)	$38

Net income (loss)	$185	$(412)	$39
Other comprehensive (loss) income	(7)	207	(744)

Comprehensive income (loss)	178	(205)	(705)
Comprehensive (income) loss attributable to noncontrolling interests	(4)	1	2

Comprehensive income (loss) attributable to Huntsman International LLC	$174	$(204)	$(703)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2008	2,728	$2,845	$(1,143)	$187	$27	$1,916
Net income	—	—	38	—	1	39
Other comprehensive loss	—	—	—	(741)	(3)	(744)
Effect of adoption of ASC 715-20-55, net of tax	—	—	(3)	—	—	(3)
Contribution from parent, net of distributions	—	20	—	—	—	20
Dividends paid to parent	—	—	(306)	—	(3)	(309)

Balance, December 31, 2008	2,728	2,865	(1,414)	(554)	22	919
Net loss	—	—	(410)	—	(2)	(412)
Other comprehensive loss	—	—	—	206	1	207
Contribution from parent, net of distributions	—	156	—	—	—	156
Dividends paid to parent	—	—	(23)	—	—	(23)

Balance, December 31, 2009	2,728	3,021	(1,847)	(348)	21	847
Net income	—	—	180	—	5	185
Other comprehensive loss	—	—	—	(6)	(1)	(7)
Consolidation of a variable interest entity	—	—	—	—	35	35
Contribution from parent, net of distributions	—	24	—	—	—	24
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, December 31, 2010	2,728	$3,049	$(1,667)	$(354)	$60	$1,088

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income (loss)	$185	$(412)	$39
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Extraordinary loss (gain) on the acquisition of a business, net of tax	1	(6)	(14)
Equity in income of investment in unconsolidated affiliates	(24)	(3)	(14)
Dividends received from unconsolidated affiliates	—	11	11
Depreciation and amortization	382	420	374
Provision for losses on accounts receivable	6	9	6
Loss (gain) on disposal of businesses/assets, net	8	(2)	6
Loss on early extinguishment of debt	37	21	1
Noncash interest expense	40	39	2
Noncash restructuring, impairment and plant closing costs	2	13	7
Deferred income taxes	45	68	26
Noncash loss (gain) on foreign currency transactions	22	(26)	4
Noncash compensation	24	16	20
Portion of insurance settlement representing investing activities	(34)	—	—
Noncash gain on partial fire insurance settlement	—	—	(135)
Other, net	1	1	4
Changes in operating assets and liabilities:
Accounts and notes receivable	(183)	(88)	263
Accounts receivable from A/R Programs	(254)	—	—
Inventories	(207)	351	(119)
Prepaid expenses	(2)	5	(9)
Other current assets	(1)	(6)	(5)
Other noncurrent assets	(102)	(32)	41
Accounts payable	97	4	(193)
Accrued liabilities	(32)	5	(17)
Other noncurrent liabilities	(57)	32	(259)

Net cash (used in) provided by operating activities	(46)	420	39

Investing Activities:
Capital expenditures	(236)	(189)	(418)
Proceeds from insurance settlement treated as reimbursement of capital expenditures	34	—	—
Acquisition of business, net of cash acquired and post-closing adjustments	—	(31)	(2)
Proceeds from sale of businesses/assets, net of adjustments	2	5	(26)
Cash assumed in connection with the initial consolidation of a variable interest entity	14	—	—
(Increase) decrease in receivable from affiliate	(57)	(7)	179
Investment in unconsolidated affiliates	—	—	(44)
Cash received from unconsolidated affiliates	4	7	10
Change in restricted cash	(2)	—	(8)
Other, net	3	3	(5)

Net cash used in investing activities	(238)	(212)	(314)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year Ended December 31,
	2010	2009	2008
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(6)	$(14)	$11
Revolving loan facility from A/R Programs	254	—	—
Net (repayments) borrowings on overdraft facilities	(2)	(12)	8
Repayments of short-term debt	(175)	(13)	73
Borrowings on short-term debt	212	—	—
Repayments of long-term debt	(1,207)	(542)	(11)
Proceeds from issuance of long-term debt	923	880	28
Repayments of notes payable to affiliate	(125)	(403)	—
Proceeds from notes payable to affiliate	110	529	423
Repayments of notes payable	(53)	(63)	(55)
Borrowings on notes payable	46	64	48
Debt issuance costs paid	(29)	(5)	(5)
Call premiums related to early extinguishment of debt	(28)	(14)	—
Excess tax benefit related to stock-based compensation	4	—	—
Contribution from parent	—	236	—
Dividends paid to parent	—	(23)	(306)
Other, net	(2)	(1)	(1)

Net cash (used in) provided by financing activities	(78)	619	213

Effect of exchange rate changes on cash	4	5	(5)

(Decrease) Increase in cash and cash equivalents	(358)	832	(67)
Cash and cash equivalents at beginning of period	919	87	154

Cash and cash equivalents at end of period	$561	$919	$87

Supplemental cash flow information:
Cash paid for interest	$194	$221	$265
Cash paid for income taxes	32	27	34

        During 2010, 2009 and 2008, the amount of capital expenditures in accounts payable increased (decreased) by $48, $(13) and $9, respectively. During the years ended 2010, 2009 and 2008, Huntsman Corporation contributed $24, $16 and $20, respectively to stock based compensation. In connection with our June 23, 2009 acquisition of Baroda, $5 of payables from us to MCIL were forgiven. Beginning July 1, 2010, we began consolidating Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. For more information, see "Note 7. Variable Interest Entities."

        During 2010, 2009 and 2008, capital expenditures of $236, $189 and $418, respectively, were reimbursed in part by $34, nil and nil, respectively, from insurance settlement proceeds. During 2010, we received $110 from the settlement of our insurance claims related to the 2006 fire at our Port Arthur Texas plant, $34 of which was considered as a reimbursement of capital expenditures.

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

DEFINITIONS

        For convenience in this report, the terms "Company," "our" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company" "we" "us" or "our" as of a date prior to October 19, 2004 (the date of our Company's formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); and "SLIC" refers to Shanghai Liengheng Isocyanate Company (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies).

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

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions beginning in 2006, we sold or shutdown substantially all of our Australian styrenics, Polymers and Base Chemicals operations. We report the results of our former Australian styrenics, Polymers and Base Chemicals businesses as discontinued operations. See "Note 27. Discontinued Operations."

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

  •
  (expenses) income associated with the Terminated Merger and related litigation;

  •
  the Convertible Notes issued in connection with the Apollo Settlement Agreement, which we repurchased on January 11, 2010 (see "Note 14. Debt"); and

  •
  the results of the Texas Bank Litigation Settlement Agreement.

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. During the first quarter of 2010, we began reporting our LIFO inventory valuation reserves as part of Corporate and other; these reserves were previously reported in our Performance Products segment. During the third quarter of 2010, we began reporting the amounts outstanding under the A/R Programs and certain purchase accounting adjustments as part of our Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments segments' assets. These amounts were previously reported as Corporate and other segment assets. In addition, we eliminated intercompany balances from the assets of each reportable segment. During the fourth quarter of 2010, we began reporting the (income) loss attributable to noncontrolling interests in the reporting segment to which the subsidiary relates. Previously, (income) loss attributable to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

noncontrolling interests was reported in our Corporate and other segment. All relevant information for prior periods has been reclassified to reflect these changes.

SUBSEQUENT EVENTS

        We have evaluated material subsequent events through the date these financial statements were issued.

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

SECURITIZATION OF ACCOUNTS RECEIVABLE

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing through a conduit program (in both U.S. dollars and euros). Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

adoption of new accounting guidance on January 1, 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings in 2010. See "Note 14. Debt—Accounts Receivable Securitization" and "Note 16. Off-Balance Sheet Securitization of Accounts Receivable."

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

        Interest expense capitalized as part of plant and equipment was $1 million, $3 million and $17 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

CARRYING VALUE OF LONG-LIVED ASSETS

        We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 11. Restructuring, Impairment and Plant Closing Costs" and "Note 27. Discontinued Operations."

FINANCIAL INSTRUMENTS

        The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market.

INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make many assumptions and judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

ENVIRONMENTAL EXPENDITURES

        Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and incurred and are expensed or capitalized as appropriate. See "Note 21. Environmental, Health and Safety Matters."

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

FOREIGN CURRENCY TRANSLATION

        The accounts of our operating subsidiaries outside of the U.S., unless they are operating in highly inflationary economic environments, consider the functional currency to be the currency of the economic environment in which they operate. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive (loss) income.

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

        Foreign currency transaction gains and losses are recorded in other operating expense (income) in the consolidated statements of operations and were net (losses) gains of $(2) million, $13 million, and $(12) million for the years ended December 31, 2010, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION

        We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. See "Note 23. Stock-Based Compensation Plan."

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO HUNTSMAN CORPORATION

        Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing net income available to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

        On December 23, 2008, we issued the Convertible Notes in an aggregate principal amount of $250 million. Prior to their repurchase, the Convertible Notes were convertible into common stock at a conversion price of $7.857 per share, subject to certain anti-dilution adjustments. On January 11, 2010,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

we repurchased the entire $250 million principal amount of the Convertible Notes for approximately $382 million. See "Note 14. Debt."

        On February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. On February 16, 2008, the mandatory convertible preferred stock converted into 12,082,475 shares of common stock.

        Basic and diluted income (loss) per share is calculated as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Basic and diluted income from continuing operations:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(14)	$127	$511
Convertible notes interest expense, net of tax	—	—	—

(Loss) income from continuing operations attributable
Huntsman Corporation and assumed conversion	$(14)	$127	$511

Basic and diluted net income (loss):
Net income attributable to Huntsman Corporation	$27	$114	$609
Convertible notes interest expense, net of tax	—	—	—

Net income attributable to Huntsman Corporation and assumed conversion	$27	$114	$609

Shares (denominator):
Weighted average shares outstanding	236.0	233.9	232.0
Dilutive securities:
Stock-based awards	—	4.4	0.1
Convertible notes conversion	—	—	0.7
Preferred stock conversion	—	—	1.5

Total outstanding and dilutive shares assuming conversion	236.0	238.3	234.3

        Additional stock-based awards of 6.5 million, 6.4 million and 7.1 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Convertible Notes would have had a weighted average effect of 0.9 million and 31.8 million shares of common stock and interest expense, net of tax, of $1 million and $19 million would have been included as an adjustment to the numerator of the diluted income per share calculation for the years ended December 31, 2010 and 2009, respectively. However, these stock-based awards and the assumed conversion of the Convertible Notes were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2010

        In February 2010, the Financial Accounting Standards Board ("FASB") issued and we adopted Accounting Standards Update ("ASU") No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. This ASU provides a definition of the term "SEC filer" and removes the requirement for entities that are SEC filers to disclose the date through which subsequent events have been evaluated. We evaluate subsequent events through the date the financial statements are issued.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU clarifies existing disclosure requirements to provide a greater level of disaggregated information and to provide more information regarding valuation techniques and inputs to fair value measurements. It requires additional disclosure related to transfers between the three levels of fair value measurement, as well as information about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 measurements. The enhanced disclosures required by this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. See "Note 17. Fair Value."

        Effective January 1, 2010, we adopted ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codified Statement of Financial Accounting Standards ("SFAS") No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity ("VIE") with a qualitative approach. This new approach focuses on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and amends the types of events that trigger a reassessment of whether an entity is a VIE. Further, it requires additional disclosures about an enterprise's involvement in variable interest entities. The initial adoption of this statement did not have a significant impact on our consolidated financial statements. See "Note 7. Variable Interest Entities."

        Effective January 1, 2010, we adopted ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which codified SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special-purpose entity ("QSPE") from SFAS No. 140 and removes the exception from applying FIN 46(R) to QSPEs. SFAS No. 166 modifies the derecognition provisions in SFAS No. 140 and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. It also requires additional disclosures regarding the transferor's continuing involvement with transferred financial assets and the related risks retained. Upon adoption of this statement, transfers of accounts receivable under our accounts receivable securitization programs no

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

longer qualified for derecognition and were accounted for as secured borrowings beginning in January 2010. See "Note 16. Off-Balance Sheet Securitization of Accounts Receivable." Prior to the adoption of this statement, receivables transferred under our U.S. A/R Program and EU A/R Program qualified as sales.

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

        In December 2010, the FASB Emerging Issues Task Force ("EITF") issued ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations, which requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect the adoption of this statement to have a significant impact on our consolidated financial statements.

3. BUSINESS COMBINATIONS

LAFFANS ACQUISITION

        On July 31, 2010, we announced that we entered into a definitive agreement to acquire the chemical business of Laffans, an amines and surfactants manufacturer located in Ankleshwar, India. The acquisition is expected to cost approximately $21 million including a non-compete agreement and other obligations. The acquisition is expected to occur in the first half of 2011, subject to certain terms and conditions. The acquired business will be integrated into our Performance Products segment.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

BARODA ACQUISITION

        On June 23, 2009, we announced the acquisition of Baroda, a manufacturing facility for the production of intermediates and specialty dyes for textiles, located in Baroda, India. We initially entered into an agreement to acquire Baroda on June 29, 2007. On February 6, 2009, we entered into a non-binding agreement in principle with MCIL under which the purchase price was revised to be approximately $35 million (U.S. dollar equivalents), which included receivables existing on the closing date due to MCIL from our affiliates, which were also settled at acquisition. Payment of the acquisition cost was phased in various tranches. The first tranche of $7 million was paid during 2008; additional tranches were paid during 2009; and a final payment of $2 million was made upon completion of the audit of net working capital acquired in the first quarter of 2010. In addition, $5 million of accounts payable by us to MCIL were forgiven in connection with this acquisition.

        We have accounted for the Baroda acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

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

was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). During 2010, 2009 and 2008, we recorded an additional extraordinary (loss) gain on the acquisition of $(1) million, $6 million and $14 million, respectively, related to settlement of contingent purchase price consideration, the reversal of accruals for certain restructuring and employee termination costs recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements.

4. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	December 31, 2010	December 31, 2009
Raw materials and supplies	$321	$240
Work in progress	99	77
Finished goods	1,043	917

Total	1,463	1,234
LIFO reserves	(67)	(50)

Net	$1,396	$1,184

        As of December 31, 2010 and 2009, approximately 12% and 10%, respectively, of inventories were recorded using the LIFO cost method. For 2009, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers carried at costs that were higher than the cost of current purchases, the effect of which increased cost of sales by approximately $1 million.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements receivable by us for both December 31, 2010 and 2009 were $3 million each. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these open exchange agreements for both December 31, 2010 and 2009 were nil.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

  Huntsman Corporation

	December 31,
	2010	2009
Land	$148	$146
Buildings	624	579
Plant and equipment	5,674	5,543
Construction in progress	255	174

Total	6,701	6,442
Less accumulated depreciation	(3,096)	(2,926)

Net	$3,605	$3,516

        Depreciation expense for 2010, 2009 and 2008 was $363 million, $394 million and $359 million, respectively, of which $1 million, $2 million and $2 million related to discontinued operations in 2010, 2009 and 2008, respectively.

  Huntsman International

	December 31,
	2010	2009
Land	$148	$146
Buildings	624	579
Plant and equipment	5,781	5,650
Construction in progress	255	174

Total	6,808	6,549
Less accumulated depreciation	(3,339)	(3,192)

Net	$3,469	$3,357

        Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $340 million, $371 million and $334 million, respectively, of which $1 million, $2 million and $2 million related to discontinued operations in 2010, 2009 and 2008, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $15 million each at December 31, 2010 and 2009, related amounts included in accumulated depreciation were $15 million and $13 million at December 31, 2010 and 2009, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2010	2009
Equity Method:
Sasol-Huntsman GmbH and Co. KG (50%)	$44	$26
Arabian Amines Company (50%)(1)	—	40
Louisiana Pigment Company, L.P. (50%)	98	100
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(2)	65	63
International Polyurethanes Investments B.V. (45%)	16	15
Others	6	1

Total equity method investments	229	245
Cost Method:
International Diol Company (4.35%)	5	5

Total investments	$234	$250

(1)
We began consolidating Arabian Amines Company as of July 1, 2010. See "Note 7. Variable Interest Entities."

(2)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

        Summarized applicable financial information of our unconsolidated affiliate Sasol-Huntsman as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is presented below (dollars in millions):

	2010	2009	2008
Current assets	$55	$47
Noncurrent assets	123	79
Current liabilities	22	19
Noncurrent liabilities	83	31
Revenues	108	68	$123
Gross profit	14	9	23
Net income	10	3	13

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

        Summarized applicable financial information of our other unconsolidated affiliates as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is presented below (dollars in millions):

	2010	2009	2008
Assets	$722	$939
Liabilities	306	472
Revenues	936	593	$718
Net income	10	3	15

        In 2008, we and our joint venture partner, the Zamil Group, formed Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. Arabian Amines Company's funding requirements have been satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and the Zamil Group. Trial production commenced in the second quarter of 2010 and from July 2010, Arabian Amines Company generated significant revenues from the sale of product. The plant has an approximate annual capacity of 60 million pounds. We purchase and sell all of the production from this joint venture. We have provided certain guarantees of approximately $14 million for these obligations, which will terminate upon satisfaction of certain conditions. A $1 million guarantee will be provided after project completion. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded. Arabian Amines Company was accounted for under the equity method during its development stage; we began consolidating this joint venture beginning July 1, 2010. For more information, see "Note 7. Variable Interest Entities."

        During 2010, we recorded an immaterial non-recurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman joint venture. This credit represented a cumulative correction of an error that was also individually immaterial in each year since our initial investment in the joint venture in 1997. In connection with the current expansion of the maleic anhydride capacity at our Sasol-Huntsman joint venture we believe that a reconsideration event will occur in the first quarter of 2011 when the plant expansion begins production. As a result of our assessment, we concluded that the joint venture is a VIE and that we are the primary beneficiary. Accordingly, we will begin consolidating this joint venture during the first quarter of 2011.

7. VARIABLE INTEREST ENTITIES

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

  •
  Arabian Amines Company manufactures products for our Performance Products segment. Prior to July 1, 2010, this joint venture was in the development stage and the total equity investment at risk was sufficient for the joint venture to finance its activities without additional support. Therefore, Arabian Amines Company was accounted for under the equity method. In July 2010, Arabian Amines Company exited the development stage, which triggered the reconsideration of Arabian Amines Company as a VIE. As required in the operating agreement governing this joint venture, we purchase all of Arabian Amines Company's production and sell it to our customers. Substantially all of the joint venture's activities are conducted on our behalf. Accordingly, we concluded that we were the primary beneficiary and began consolidating Arabian Amines Company beginning July 1, 2010.

        Creditors of these entities have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. As the primary beneficiary of three variable interest entities at December 31, 2010, the joint ventures' assets, liabilities and results of operations are included in our consolidated financial statements.

        The following table summarizes the carrying amount of Rubicon LLC and Pacific Iron Products' assets and liabilities included in our consolidated balance sheet, before intercompany eliminations, as of December 31, 2010 and 2009 (dollars in millions):

	December 31, 2010	December 31, 2009
Current assets	$57	$75
Property, plant and equipment, net	17	16
Other noncurrent assets	55	36
Deferred income taxes	40	38

Total assets	$169	$165

Current liabilities	$74	$74
Long-term debt	3	4
Other noncurrent liabilities	104	92

Total liabilities	$181	$170

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of Arabian Amines Company's assets and liabilities included in our consolidated balance sheet, before intercompany eliminations, as of December 31, 2010 and July 1, 2010 (dollars in millions):

	December 31, 2010	July 1, 2010
Current assets	$33	$28
Property, plant and equipment, net	258	260
Other noncurrent assets	1	1
Intangible assets	7	7

Total assets	$299	$296

Current liabilities	$37	$39
Long-term debt	185	181
Other noncurrent liabilities	5	6

Total liabilities	$227	$226

        Arabian Amines Company's assets and liabilities were recorded at estimated fair value as of July 1, 2010. Arabian Amines Company had revenues and earnings of $25 million and $2 million, respectively, for the period from the date of consolidation to December 31, 2010. All sales were intercompany sales to the Company and were eliminated upon consolidation.

8. INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2010			December 31, 2009
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$363	$286	$77	$360	$263	$97
Licenses and other agreements	25	12	13	18	11	7
Non-compete agreements	2	2	—	2	2	—
Other intangibles	69	54	15	66	45	21

Total	$459	$354	$105	$446	$321	$125

        Amortization expense was $30 million, $34 million and $27 million for the years ended December 31, 2010, 2009 and 2008, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2011	$28
2012	23
2013	20
2014	10
2015	6

Huntsman International

	December 31, 2010			December 31, 2009
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$363	$286	$77	$360	$263	$97
Licenses and other agreements	25	12	13	18	10	8
Non-compete agreements	2	2	—	2	2	—
Other intangibles	77	60	17	74	50	24

Total	$467	$360	$107	$454	$325	$129

        Amortization expense for Huntsman International was $30 million, $35 million and $28 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Huntsman International's estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2011	$28
2012	23
2013	20
2014	10
2015	6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER NONCURRENT ASSETS

        Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2010	2009
Pension assets	$75	31
Debt issuance costs	33	16
Capitalized turnaround costs	164	98
Spare parts inventory	81	82
Catalyst assets	21	18
Deposits	55	56
Other noncurrent assets	66	54

Total	$495	$355

        Amortization expense of catalyst assets for the years ended December 31, 2010, 2009 and 2008 was $12 million, $14 million and $12 million, respectively.

10. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2010	2009
Payroll and related costs	$166	$168
Interest	40	33
Volume and rebate accruals	86	77
Income taxes	33	20
Taxes other than income taxes	77	72
Restructuring and plant closing costs	47	71
Environmental accruals	13	5
Pension liabilities	11	13
Other postretirement benefits	12	13
Self-insured casualty loss reserves	17	22
Other miscellaneous accruals	126	129

Total	$628	$623

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCRUED LIABILITIES (Continued)

Huntsman International

	December 31,
	2010	2009
Payroll and related costs	$166	$168
Interest	40	24
Volume and rebate accruals	86	77
Income taxes	33	20
Taxes other than income taxes	77	72
Restructuring and plant closing costs	47	71
Environmental accruals	13	5
Pension liabilities	11	13
Other postretirement benefits	12	13
Self-insured casualty loss reserves	17	22
Other miscellaneous accruals	124	128

Total	$626	$613

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of December 31, 2010, 2009 and 2008, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2008	$75	$13	$4	$4	$96
Adjustment to Textile Effects opening balance sheet liabilities	(13)	—	(1)	—	(14)
2008 charges for 2005 and prior initiatives	1	—	1	—	2
2008 charges for 2008 initiatives	27	—	—	1	28
Reversal of reserves no longer required	(1)	—	—	—	(1)
2008 payments for 2005 and prior initiatives	(5)	—	(2)	—	(7)
2008 payments for 2006 initiatives	(19)	(11)	—	(1)	(31)
2008 payments for 2008 initiatives	(3)	—	—	(1)	(4)
Net activity of discontinued operations	(1)	—	—	—	(1)
Foreign currency effect on liability balance	7	—	—	—	7

Accrued liabilities as of December 31, 2008	68	2	2	3	75
Adjustment to Textile Effects opening balance sheet liabilities	(5)	—	—	—	(5)
2009 charges for 2006 initiatives	—	1	—	—	1
2009 charges for 2008 initiatives	5	—	—	—	5
2009 charges for 2009 initiatives	56	8	—	14	78
Reversal of reserves no longer required	(8)	—	—	—	(8)
2009 payments for 2005 and prior initiatives	(5)	—	—	—	(5)
2009 payments for 2006 initiatives	(28)	(1)	—	—	(29)
2009 payments for 2008 initiatives	(17)	—	—	—	(17)
2009 payments for 2009 initiatives	(32)	(8)	—	(12)	(52)
Net activity of discontinued operations	26	—	—	8	34
Foreign currency effect on reserve balance	—	—	—	(2)	(2)

Accrued liabilities as of December 31, 2009	60	2	2	11	75
2010 charges for 2005 and prior initiatives	1	—	—	—	1
2010 charges for 2008 initiatives	1	—	—	—	1
2010 charges for 2009 initiatives	4	—	—	5	9
2010 charges for 2010 initiatives	22	—	—	1	23
Reversal of reserves no longer required	(6)	—	(1)	—	(7)
2010 payments for 2005 and prior initiatives	(1)	(1)	—	—	(2)
2010 payments for 2006 initiatives	(3)	—	—	—	(3)
2010 payments for 2008 initiatives	(7)	—	—	—	(7)
2010 payments for 2009 initiatives	(11)	—	—	(5)	(16)
2010 payments for 2010 initiatives	(1)	—	—	(2)	(3)
Net activity of discontinued operations	(26)	—	—	—	(26)
Foreign currency effect on liability balance	3	—	—	1	4

Accrued liabilities as of December 31, 2010	$36	$1	$1	$11	$49

(1)
The total workforce reduction reserves of $36 million relate to the termination of 256 positions, of which 216 positions had not been terminated as of December 31, 2010.

(2)
Accrued liabilities remaining at December 31, 2010 and 2009, by year of initiatives were as follows (dollars in millions):

	December 31,
	2010	2009
2005 and prior initiatives	$2	$3
2006 initiatives	2	5
2008 initiatives	1	7
2009 initiatives	20	60
2010 initiatives	24	—

Total	$49	$75

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2008	$4	$2	$1	$80	$8	$1	$—	$96
Adjustment to Textile Effects opening balance sheet liabilities	—	—	—	(14)	—	—	—	(14)
2008 charges for 2005 and prior initiatives	—	—	—	—	2	—	—	2
2008 charges for 2008 initiatives	—	—	—	24	3	—	1	28
Reversal of reserves no longer required	—	—	—	—	(1)	—	—	(1)
2008 payments for 2005 and prior initiatives	(1)	(1)	—	(1)	(4)	—	—	(7)
2008 payments for 2006 initiatives	—	—	—	(31)	—	—	—	(31)
2008 payments for 2008 initiatives	—	—	—	(3)	—	—	(1)	(4)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	—	—	8	(1)	—	—	7

Accrued liabilities as of December 31, 2008	3	1	1	63	7	—	—	75
Adjustment to Textile Effects opening balance sheet liabilities	—	—	—	(5)	—	—	—	(5)
2009 charges for 2006 initiatives	—	—	—	1	—	—	—	1
2009 charges for 2008 initiatives	1	—	—	2	2	—	—	5
2009 charges for 2009 initiatives	—	—	12	10	45	—	11	78
Reversal of reserves no longer required	—	—	—	(7)	(1)	—	—	(8)
2009 payments for 2005 and prior initiatives	(2)	(1)	—	—	(2)	—	—	(5)
2009 payments for 2006 initiatives	—	—	—	(29)	—	—	—	(29)
2009 payments for 2008 initiatives	—	—	—	(13)	(4)	—	—	(17)
2009 payments for 2009 initiatives	—	—	(6)	(4)	(35)	—	(7)	(52)
Net activity of discontinued operations	—	—	—			34	—	34
Foreign currency effect on liability balance	—	—	—	(1)	(1)	—	—	(2)

Accrued liabilities as of December 31, 2009	2	—	7	17	11	34	4	75
2010 charges for 2005 and prior initiatives	—	—	—	—	1	—	—	1
2010 charges for 2008 initiatives	—	—	—	1	—	—	—	1
2010 charges for 2009 initiatives	—	—	1	—	8	—	—	9
2010 charges for 2010 initiatives	—	2	—	15	—	—	6	23
Reversal of reserves no longer required	—	—	(3)	(1)	(2)	—	(1)	(7)
2010 payments for 2005 and prior initiatives	(1)	—	—	—	(1)	—	—	(2)
2010 payments for 2006 initiatives	—	—	—	(3)	—	—	—	(3)
2010 payments for 2008 initiatives	(1)	—	—	(5)	(1)	—	—	(7)
2010 payments for 2009 initiatives	—	—	(3)	(2)	(8)	—	(3)	(16)
2010 payments for 2010 initiatives	—	(1)	—	—	—	—	(2)	(3)
Net activity of discontinued operations	—	—	—	—	—	(26)	—	(26)
Foreign currency effect on liability balance	—	—	—	3	—	—	1	4

Accrued liabilities as of December 31, 2010	$—	$1	$2	$25	$8	$8	$5	$49

Current portion of restructuring reserves	$—	$1	$1	$25	$7	$8	$5	$47
Long-term portion of restructuring reserve	—	—	1	—	1	—	—	2
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	$—	$—	$—	$—	$7	$—	$—	$7
Estimated additional charges beyond one year	—	—	—	—	1	—	—	1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the years ended December 31, 2010, 2009 and 2008 by initiative are provided below (dollars in millions):

Cash charges:
2010 charges for 2005 and prior initiatives	$1
2010 charges for 2008 initiatives	1
2010 charges for 2009 initiatives	9
2010 charges for 2010 initiatives	23
Reversal of reserves no longer required	(7)
Non-cash charges	2

Total 2010 Restructuring, Impairment and Plant Closing Costs	$29

Cash charges:
2009 charges for 2006 initiatives	$1
2009 charges for 2008 initiatives	5
2009 charges for 2009 initiatives	78
Reversal of reserves no longer required	(8)
Non-cash charges	12

Total 2009 Restructuring, Impairment and Plant Closing Costs	$88

Cash charges:
2008 charges for 2005 and prior initiatives	$2
2008 charges for 2008 initiatives	28
Reversal of reserves no longer required	(1)
Non-cash charges	2

Total 2008 Restructuring, Impairment and Plant Closing Costs	$31

2010 RESTRUCTURING ACTIVITIES

        As of December 31, 2010, our Performance Products segment restructuring reserve consisted of $1 million related to workforce reductions in connection with a new Performance Products organizational structure. During 2010, we recorded charges of $2 million related to workforce reductions in connection with this project.

        As of December 31, 2010, our Advanced Materials segment restructuring reserve consisted of $2 million related to workforce reductions in connection with a reorganization designed to implement a regional management structure. During 2010, we recorded net reversals of $2 million primarily related to workforce reductions in connection to this project.

        As of December 31, 2010, our Textile Effects segment restructuring reserve consisted of $25 million of which $2 million related to opening balance sheet liabilities from the Textile Effects Acquisition, $1 million related to the streamlining of the textile effects business into two global strategic business units as announced during the fourth quarter of 2008, $3 million related to workforce reductions at our production facility in Langweid, Germany, and $19 million related to the consolidation of manufacturing activities and processes at our site in Basel, Switzerland. During 2010,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

our Textile Effects segment recorded net charges of $15 million primarily related to the consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

        As of December 31, 2010, our Pigments segment restructuring reserve consisted of $8 million primarily related to workforce reductions at our Huelva, Spain and Scarlino, Italy plants. During 2010, our Pigments segment recorded net charges of $7 million primarily related to the closure of our Grimsby, U.K. plant. We expect to incur additional charges of $8 million through December 31, 2012, primarily related to the closure of our Grimsby, U.K. plant.

        The restructuring reserve related to discontinued operations as of December 31, 2010 of $8 million was associated with the closure of our Australian styrenics business. For more information, see "Note 27. Discontinued Operations—Australian Styrenics Business Shutdown."

        As of December 31, 2010, our Corporate and other segment restructuring reserve consisted of $5 million primarily related to a reorganization and regional consolidation of our transactional accounting and purchasing activities. During 2010, we recorded net charges of $5 million in Corporate and other primarily related to workforce reductions in connection with these projects.

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

        As of December 31, 2009, our Textile Effects segment restructuring reserve consisted of $17 million, of which $5 million related to opening balance sheet liabilities from the Textile Effects Acquisition, $5 million related to the streamlining of the textile effects business into two global strategic business units as announced during the fourth quarter of 2008, and $7 million related to workforce reductions at our production facility in Langweid, Germany. During 2009, we recorded charges of $13 million primarily related to workforce reductions at our Germany production facility. We also reversed accruals of $7 million primarily related to the streamlining of the textile effects business and $5 million related to certain employee termination costs recorded in connection with the Textile Effects Acquisition.

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

        As of December 31, 2009, the restructuring reserve associated with discontinued operations of $34 million related to the closure of our former styrenics business in West Footscray, Australia. During

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

2009, we recorded charges of $63 million in discontinued operations related to the closure of this business, of which $25 million related to workforce reductions, $30 million related to estimated environmental remediation costs and $8 million related to contract termination costs.

        As of December 31, 2009, our Corporate and other segment restructuring reserve consisted of $4 million related to our 2009 fixed cost reduction project announced in the first quarter of 2009. During 2009, we recorded charges of $11 million and non-cash charges of $3 million in Corporate and other related to other aspects of our 2009 fixed cost reduction project.

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

        As of December 31, 2008, our Textile Effects segment restructuring reserve consisted of $63 million, of which $40 million related to opening balance sheet liabilities from the Textile Effects Acquisition and $23 million related to our 2008 restructuring initiatives. During 2008, our Textile Effects segment recorded cash charges for 2008 initiatives of $24 million primarily related to the streamlining of the Textile Effects business into two global strategic business units, Apparel & Home Textiles and Specialty Textiles, as announced during the fourth quarter of 2008. We also reversed accruals of $14 million for certain employee termination costs recorded in connection with the Textile Effects Acquisition.

        As of December 31, 2008, our Pigments segment reserve consisted of $7 million related to the restructuring of commercial and business support activities and workforce reductions in connection with our Huelva, Spain operations. During 2008, our Pigments segment recorded charges of $5 million related to the restructuring of commercial and business support activities.

12. ASSET RETIREMENT OBLIGATIONS

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table describes changes to our asset retirement obligation liabilities, all of which were recorded in Other noncurrent liabilities on the accompanying balance sheets (dollars in millions):

	December 31,
	2010	2009
Asset retirement obligation at beginning of year	$21	$20
Accretion expense	1	1
Liabilities incurred	1	—
Foreign currency effect on reserve balance	1	—

Asset retirement obligation at end of year	$24	$21

13. OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2010	2009
Pension liabilities	$538	$534
Other postretirement benefits	124	122
Environmental accruals	35	36
Restructuring and plant closing costs	2	4
Asset retirement obligations	24	21
Other noncurrent liabilities	143	158

Total	$866	$875

Huntsman International

	December 31,
	2010	2009
Pension liabilities	$538	$534
Other postretirement benefits	124	122
Environmental accruals	35	36
Restructuring and plant closing costs	2	4
Asset retirement obligations	24	21
Other noncurrent liabilities	129	148

Total	$852	$865

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT

        Outstanding debt of consolidated entities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31, 2010	December 31, 2009
Senior Credit Facilities:
Term loans	$1,688	$1,968
Amounts outstanding under A/R programs	238	—
Senior notes	452	434
Senior subordinated notes	1,279	1,294
Australian credit facilities	33	34
HPS (China) debt	188	163
Variable interest entities—Arabian Amines Company	200	—
Convertible Notes	—	236
Other	68	83

Total debt—excluding debt to affiliates	$4,146	$4,212

Total current portion of debt	$519	$431
Long-term portion	3,627	3,781

Total debt—excluding debt to affiliates	$4,146	$4,212

Total debt—excluding debt to affiliates	$4,146	$4,212
Notes payable to affiliates-noncurrent	4	5

Total debt	$4,150	$4,217

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Huntsman International

	December 31, 2010	December 31, 2009
Senior Credit Facilities:
Term loans	$1,688	$1,968
Amounts outstanding under A/R programs	238	—
Senior notes	452	434
Senior subordinated notes	1,279	1,294
Australian credit facilities	33	34
HPS (China) debt	188	163
Variable interest entities—Arabian Amines Company	200	—
Other	68	83

Total debt—excluding debt to affiliates	$4,146	$3,976

Total current portion of debt	$519	$195
Long-term portion	3,627	3,781

Total debt—excluding debt to affiliates	$4,146	$3,976

Total debt—excluding debt to affiliates	$4,146	3,976
Notes payable to affiliates-current	100	25
Notes payable to affiliates-noncurrent	439	530

Total debt	$4,685	$4,531

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: guarantees of certain debt of HPS (our Chinese MDI joint venture); a guarantee of certain obligations of Arabian Amines Company (our consolidated ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia); a guarantee of certain debt of Huntsman Corporation Australia Pty Limited; certain indebtedness incurred from time to time to finance certain insurance premiums; and a guarantee of certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Senior Credit Facilities

        As of December 31, 2010, our Senior Credit Facilities consisted of the following (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$300	—	$—	(1)	USD LIBOR plus 3.0%	2014	(3)
Term Loan B	NA	$1,302	$1,302		USD LIBOR plus 1.50%	2014	(3)
Term Loan C	NA	$427	$386		USD LIBOR plus 2.25%	2016	(3)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $29 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Revolving Facility and Term Loan B are subject to certain secured leverage ratio thresholds. As of December 31, 2010, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 2%.

(3)
The Revolving Facility matures in March 2014, but is subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions. Notwithstanding the stated maturity dates, the maturities of the Revolving Facility, Term Loan B and Term Loan C will accelerate if we do not repay, or refinance, all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

NA—Not applicable

        During 2010, we took the following actions with respect to our Senior Credit Facilities:

  •
  On March 9, Huntsman International entered into a Fifth Amendment to Credit Agreement which replaced the agent bank, extended the stated maturity of the Revolving Facility and amended certain other terms.

  •
  On April 26, we prepaid $124 million on Term Loan B and $40 million on Term Loan C with cash accumulated in prior periods. We incurred a loss on early extinguishment of debt of $5 million.

  •
  On June 22, we prepaid $83 million on Term Loan B and $27 million on Term Loan C with proceeds from the final settlement of insurance claims. We incurred a loss on early extinguishment of debt of $2 million.

  •
  We made the annual scheduled repayment of $16 million on Term Loan B and $5 million on Term Loan C.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantor subsidiaries, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between certain of our subsidiaries.

Accounts Receivable Securitization

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs as of December 31, 2010 is as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	October 2012	$125	$27.5	USD LIBOR rate plus 3.75%
U.S. A/R Program	October 2011	$125	$27.5	CP rate plus 3.50%
EU A/R Program	October 2011	€225 (approximately $297)	€139 (approximately $183)	GBP LIBOR rate, USD LIBOR rate or EURIBOR rate plus 3.75%

(1)
The amount of actual availability under the A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)
Each interest rate is defined in the applicable agreements. In addition, the U.S. SPE and the EU SPE are obligated to pay unused commitment fees to the lenders based on the amount of each lender's commitment.

        As of December 31, 2010, $552 million of accounts receivable were pledged as collateral under the A/R Programs.

Notes

        As of December 31, 2010, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
Senior Notes	June 2016	5.500% (1)	$600 ($452 carrying value)
Senior Subordinated Notes	March 2021	8.625%	$530 ($544 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	January 2015	7.375%	$175
Senior Subordinated Notes	January 2015	7. 500%	€76 (approximately $100)
Senior Subordinated Notes	March 2013	6.875%	€84 (approximately $110)

(1)
The effective interest rate at issuance was 11.73%.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

        During 2010, Huntsman International completed the following note offerings:

  •
  On March 17, 2010, a $350 million offering of 8.625% senior subordinated notes due 2020. We used the net proceeds to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€184 million (approximately $253 million)) and a portion of our euro-denominated senior subordinated notes due 2015 (€59 million (approximately $81 million)). See "—Redemption of Notes and Loss on Early Extinguishment of Debt" below.

  •
  On September 24, 2010, a $350 million offering of 8.625% senior subordinated notes due 2021. We used the net proceeds to redeem a portion of our euro-denominated senior subordinated notes due 2013 (€132 million (approximately $177 million)) and a portion of U.S. dollar senior subordinated notes due 2014 ($159 million of which settled on October 12, 2010). See "—Redemption of Notes and Loss on Early Extinguishment of Debt" below.

  •
  On November 12, 2010, a $180 million follow on offering of 8.625% senior subordinated notes due 2021. The notes are recorded at carrying value of $194 million. We used the net proceeds to redeem all $188 million of our senior subordinated notes due 2014. See "—Redemption of Notes and Loss on Early Extinguishment of Debt" below.

        Our notes are governed by indentures which impose certain limitations on Huntsman International, including among other things limitations on the incurrence of debt, distributions, certain restricted payments, asset sales, and affiliate transactions. The notes are unsecured obligations and are guaranteed by certain subsidiaries named as guarantors.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Redemption of Notes and Loss on Early Extinguishment of Debt

        During 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
November 29, 2010	7.875% Senior Subordinated Notes due 2014	$ 88	$ 92	$3
November 26, 2010	7.875% Senior Subordinated Notes due 2014	$100	$104	$4
October 12, 2010	7.875% Senior Subordinated Notes due 2014	$159	$165	$7
September 27, 2010	6.875% Senior Subordinated Notes due 2013	€132 (approximately $177)	€137 (approximately $183)	$7
March 17, 2010	6.875% Senior Subordinated Notes due 2013	€184 (approximately $253)	€189 (approximately $259)	$7
March 17, 2010	7.50% Senior Subordinated Notes due 2015	€59 (approximately $81)	€59 (approximately $81)	$2
January 11, 2010(1)	7.00% Convertible Notes due 2018	$250	$382	$146

(1)
The Convertible Notes were issued to Apollo in December 2008 as part of the Apollo Settlement Agreement. The Convertible Notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders.

        For the year ended December 31, 2010, in connection with redemptions described in the table above, we recorded a loss on early extinguishment of debt of $176 million, and Huntsman International recorded a loss on early extinguishment of debt of $30 million. As noted in "—Senior Credit Facilities" above, we also recognized a $7 million loss on early extinguishment of debt in 2010 on the prepayment of $274 million of Term Loans. For the year ended December 31, 2009, we and Huntsman International recorded a loss on early extinguishment of debt of $21 million each.

        On January 18, 2011, Huntsman International redeemed $100 million of its $175 million 7.375% senior subordinated notes due 2015. The total redemption payment, excluding accrued interest was

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

$102 million, which included $2 million of call premiums. We expect to record a loss on early extinguishment of debt for this transaction in the first quarter of 2011 of $3 million.

Variable Interest Entity Debt

        Arabian Amines Company has the following loan commitments and debt financing:

  •
  The SIDF Facility for SR 507 million (approximately $135 million), of which an additional commitment of SR 41 million (approximately $11 million) was received during the three months ended December 31, 2010. As of December 31, 2010, we had SR 467 million (approximately $124 million) outstanding under the SIDF Facility. Repayment of the loan is to be made in 14 semi-annual installments that are currently scheduled to commence in 2012 with final maturity in 2018. The loan is secured by a mortgage over the fixed assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A bridge loan for the SIDF Facility. As of December 31, 2010, SR14 million (approximately $4 million) was outstanding under this facility. The facility is scheduled to mature in 2011.

  •
  A multi-purpose Islamic term facility which, as of December 31, 2010, had $63 million outstanding. This facility is scheduled to be repaid in 22 semi-annual installments commencing in 2011.

  •
  A working capital loan facility up to $8 million. As of December 31, 2010, $8 million was outstanding under this facility. This facility matures in 2021. This working capital facility is classified as Current portion of debt on the accompanying consolidated balance sheets.

Other Debt

        In September 2010, we replaced our $25 million European overdraft facility (which terminated on April 1, 2010) with a new $25 million European overdraft facility. This facility is a demand facility that we use for the working capital needs of our European subsidiaries. In addition, we continue to maintain certain other foreign overdraft facilities used for working capital needs. As of December 31, 2010 we had no borrowings on our European overdraft facility.

        As of December 31, 2010, HPS had $16 million outstanding in U.S. dollar borrowings and 480 million in RMB term loan and working capital loan borrowings (approximately $73 million) under secured facilities for the construction of its plant. During 2010, HPS refinanced RMB 130 million (approximately $20 million) in working capital loans. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2010, the interest rate was approximately 1% for U.S. dollar borrowings, 5.5% for RMB term loan borrowings and 4.9% for RMB working capital loans. We have guaranteed certain of these loans.

        HPS also has a loan facility with the stated capacity for discounting up to CNY700 million (approximately $106 million); drafts are discounted using a discount rate of the three-month SHIBOR plus the applicable margin. As of December 31, 2010, the all in discount rate was approximately 5%. As of December 31, 2010, HPS has discounted with recourse CNY659 million (approximately

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

$99 million) of commercial drafts, all of which is classified as Current portion of debt on the accompanying consolidated balance sheets.

Notes Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2010, we have loaned $535 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2010 on the accompanying consolidated balance sheets. As of December 31, 2010, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our A/R Program, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

        If in the future Huntsman International failed to comply with the Leverage Covenant, then we would not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had uncollateralized loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we may not have further access to such facilities.

        The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Program's metrics in the future could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, be required to repay the A/R Programs in full. An early termination event the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

MATURITIES

        The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2010 are as follows (dollars in millions):

Year ending December 31:
2011	$519
2012	83
2013	187
2014	1,323
2015	203
Thereafter	1,831

$4,146

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

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2010 and 2009, the fair value of the hedge was $(2) million and $1 million, and was recorded in other noncurrent liabilities and assets, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of December 31, 2010, the fair value of the hedge was $(2) million and was recorded in other noncurrent liabilities.

        Beginning in 2009, Arabian Amines Company entered into a 12 year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now consolidated by us. See "Note 7. Variable Interest Entities." The notional amount of the swap as of December 31, 2010 was $63 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2010, the fair value of the swap was $(5) million and was recorded as other noncurrent liabilities on the accompanying consolidated balance sheets. For 2010, we recorded a reduction in interest expense of $1 million.

        For the years ended December 31, 2010 and 2009, the changes in accumulated other comprehensive (loss) income associated with these cash flow hedging activities was approximately $5 million and $(1) million, respectively.

        During 2011, accumulated other comprehensive income (loss) of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2010 and 2009, we had approximately $183 million and $100 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2010, the fair value of this swap was $19 million and was recorded as noncurrent assets in our consolidated balance sheet. For 2010, the effective portion of the changes in the fair value of $7 million was recorded in other comprehensive income; with the ineffective portion of $12 million, recorded as an (addition) reduction to interest expense. On July 15, 2010, we changed the method of assessing the effectiveness of this hedge from the spot method to the forward method, which we believe will reduce the ineffective portion and lower volatility in interest expense in future periods.

        In 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $153 million of LIBOR floating rate debt payments for €116 million of EURIBOR floating rate debt payments. This swap was not designated as a hedge for financial reporting purposes. For the year ended December 31, 2008, we recorded a foreign currency gain on this swap of $21 million in the consolidated statements of operations.

        Also in 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $96 million of LIBOR floating rate debt payments for €71 million of EURIBOR floating rate debt payments. This swap was designated as a hedge of a net investment for financial reporting purposes. We received a cash benefit from the unwind of $3 million in the fourth quarter of 2008. For the year ended December 31, 2008, the effective portion of the changes in the fair value of $14 million was recorded as income in other comprehensive (loss) income, with ineffectiveness of $2 million recorded in interest expense in our consolidated statements of operations.

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

        We review our non-U.S. dollar denominated debt to determine the appropriate amounts designated as hedges. As of December 31, 2010, we have designated approximately €338 million (approximately $446 million) of euro-denominated debt as a hedge of our net investment. For the years ended December 31, 2010, 2009 and 2008, the amount of (loss) gain recognized on the hedge of our net investment was $34 million, $(5) million and $31 million, respectively, and was recorded in other comprehensive income (loss). As of December 31, 2010, we had approximately €926 million (approximately $1,222 million) in net euro assets.

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

16. OFF-BALANCE SHEET SECURITIZATION OF ACCOUNTS RECEIVABLE

        Our A/R Programs are structured so that we grant an undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings as of January 1, 2010. See "Note 2. Recently Issued Accounting Pronouncements" and "Note 14. Debt—Accounts Receivable Securitization" for 2010 securitization activity.

        On October 16, 2009, we entered into a Termination and Release Agreement, pursuant to which we terminated our prior accounts receivable securitization program ("Prior A/R Program") and replaced it with a new U.S. A/R Program and a new EU A/R Program. At that time, the receivables trust repaid the entire balance of commercial paper outstanding under our Prior A/R Program using proceeds received from the new programs.

        As of December 31, 2009, the A/R Programs had $254 million in U.S. dollar equivalents in loans outstanding (consisting of $55 million and €139 million).

        As of December 31, 2008, our prior Receivables Trust had $446 million in U.S. dollar equivalents in commercial paper outstanding (consisting of $175 million and approximately €191 million (approximately $271 million)) and held $25 million of cash collateral that was used subsequent to year-end to redeem outstanding commercial paper.

        As of December 31, 2009, the retained interest of accounts receivables under the program of $262 million was reported at fair value in accounts and notes receivable in the consolidated balance sheets. The value of the retained interest was subject to credit and interest rate risk. Additional information regarding the receivables under the A/R Programs for the year ended December 31, 2009, and receivables under the Prior A/R Program for the year ended December 31, 2008 are as follows (dollars in millions):

	Year Ended December 31,
	2009	2008
New sales of receivables	$4,285	$5,187
Cash collections from receivables reinvested	4,344	5,117
Servicing fees received	5	7
Losses on discount on receivables and fees	23	27
Total receivables over 60 days past due	17	21

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. OFF-BALANCE SHEET SECURITIZATION OF ACCOUNTS RECEIVABLE (Continued)

        The key economic assumptions used in valuing the residual interest at December 31, 2009 are presented below:

US Accounts Receivable Securitization Program
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

17. FAIR VALUE

        The fair values of our financial instruments were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$11	$11	$10	$10
Cross-currency interest rate contacts	19	19	—	—
Interest rate contracts	(9)	(9)	1	1
Long-term debt (including current portion)	(4,146)	(4,371)	(4,212)	(4,390)

Huntsman International

	December 31,
	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$11	$11	$10	$10
Cross-currency interest rate contacts	19	19	—	—
Interest rate contracts	(9)	(9)	1	1
Long-term debt (including current portion)	(4,146)	(4,371)	(3,976)	(3,951)

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

17. FAIR VALUE (Continued)

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010, and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$11	$11	$—	$—
Derivatives:
Cross-currency interest rate contract(1)	19	—	—	19

Total assets	$30	$11	$—	$19

Liabilities:
Derivatives:
Interest rate contracts(2)	$(9)	$—	$(9)	$—

		Fair Value Amounts Using
Description	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$10	$10	$—	$—
Retained interest in securitized receivables(3)	262	—	—	262
Interest rate contracts(2)	1	—	1	—

Total assets	$273	$10	$1	$262

(1)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates, exchange rates, and yield curves at stated intervals.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. FAIR VALUE (Continued)

(2)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield curves at stated intervals.

(3)
The income approach is used to value these assets. Fair value is based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved.

        During the year ended December 31, 2010, no changes were made to the valuation techniques used to measure fair value.

        The following table shows a reconciliation of beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

2010	Realized Interest in Securitized Receivables	Cross-Currency Interest Rate Contracts	Total
Beginning balance, January 1, 2010	$262	$—	$262
Total gains (losses):
Included in earnings	—	12	12
Included in other comprehensive
income (loss)	—	7	7
Purchases, issuances and settlements(1)	(262)	—	(262)

Ending balance, December 31, 2010	$—	$19	$19

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2010	$—	$12	$12

2009	Realized Interest in Securitized Receivables
Beginning balance, January 1, 2009	$147
Total gains (losses) included in earnings	(13)
Purchases, issuances and settlements(1)	128

Ending balance, December 31, 2009	$262

The amount of total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2009	$2

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. FAIR VALUE (Continued)

        Gains (realized and unrealized) included in earnings for 2010 are reported in interest expense and other comprehensive loss as follows (dollars in millions):

	Interest expense	Other comprehensive income (loss)
2010:
Total net gains included in earnings	$12	$—
Changes in unrealized gains relating to assets still held at December 31, 2010	$12	$7

	Loss on A/R Programs	Other income
2009:
Total net (losses) gains included in earnings	$(20)	$7
Changes in unrealized (losses) gains relating to assets still held at December 31, 2009	$(5)	$7

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

        During the fourth quarter of 2010, our Tioxide U.K. pension plan was closed to new entrants. For existing participants, benefits will only grow as a result of increases in pay. A defined contribution plan was established to replace the Tioxide U.K. pension plan for future benefit accruals.

        We also sponsor unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits.

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

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. On March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of this legislation has resulted in comprehensive reform of health care in the U.S. We do not believe that this will have a significant impact of our financial position.

        We adopted certain provisions of ASC 715-20-65-1 on January 1, 2008, which requires us to recognize the overfunded or underfunded status of our defined benefit postretirement plan(s) (other than multiemployer plans) as an asset or liability in our statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. Beginning with our fiscal year ended December 31, 2008, ASC 715-20-65-1 requires that the assumptions used to measure our benefit obligations and annual expenses be determined as of the balance sheet date and all plan assets be reported as of that date. We used the second approach as described in ASC 715-20-65-1(c)(4) to transition our measurement date from November 30 to December 31. Under this approach, we recorded a charge to beginning retained earnings, net of tax, of $3 million, as of January 1, 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in the consolidated balance sheets at December 31, 2010 and 2009 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$705	$2,152	$654	$2,009	$127	$8	$146	$3
Service cost	21	44	20	43	3	—	3	3
Interest cost	40	102	41	102	7	—	8	—
Participant contributions	—	13	—	13	4	—	4	—
Plan amendments	—	—	—	1	—	—	(3)	—
Foreign currency exchange rate changes	—	(23)	—	86	—	—	—	1
Settlements/transfers	—	(10)	—	(5)	—	—	—	—
Curtailments	—	—	—	(12)	—	—	—	—
Special termination benefits	—	—	—	2	—	—	—	—
Actuarial loss (gain)	34	64	35	1	5	—	(14)	2
Benefits paid	(39)	(87)	(45)	(88)	(17)	(1)	(17)	(1)

Benefit obligation at end of year	$761	$2,255	$705	$2,152	$129	$7	$127	$8

Change in plan assets
Fair value of plan assets at beginning of year	$461	$1,880	$348	$1,592	$—	$—	$—	$—
Actual return on plan assets	61	163	83	230	—	—	—	—
Foreign currency exchange rate changes	—	(15)	—	75	—	—	—	—
Participant contributions	—	13	—	14	4	—	4	—
Other	—	2	—	(1)	—	—	—	—
Company contributions	34	79	75	63	13	1	13	1
Settlements/transfers	—	(10)	—	(5)	—	—	—	—
Benefits paid	(39)	(87)	(45)	(88)	(17)	(1)	(17)	(1)

Fair value of plan assets at end of year	$517	$2,025	$461	$1,880	$—	$—	$—	$—

Funded status
Fair value of plan assets	$517	$2,025	$461	$1,880	$—	$—	$—	$—
Benefit obligation	761	2,255	705	2,152	129	7	127	8

Accrued benefit cost	$(244)	$(230)	$(244)	$(272)	$(129)	$(7)	$(127)	$(8)

Amounts recognized in balance sheet:
Noncurrent asset	$—	$75	$—	$31	$—	$—	$—	$—
Current liability	(5)	(6)	(6)	(7)	(12)	—	(12)	(1)
Noncurrent liability	(239)	(299)	(238)	(296)	(117)	(7)	(115)	(7)

	$(244)	$(230)	$(244)	$(272)	$(129)	$(7)	$(127)	$(8)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss (income):
Net actuarial loss	$281	$434	$276	$429	$26	$1	$22	$1
Prior service cost	(27)	2	(31)	—	(13)	—	(16)	—
Transition obligation	1	—	1	—	—	—	—	—

	$255	$436	$246	$429	$13	$1	$6	$1

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2010		2009		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss (income):
Net actuarial loss	$284	$513	$279	$513	$26	$1	$22	$1
Prior service cost	(27)	2	(31)	—	(13)	—	(16)	—
Transition obligation	1	—	1	—	—	—	—	—

	$258	$515	$249	$513	$13	$1	$6	$1

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$14	$14	$2	$—
Prior service cost	(5)	(2)	(3)	—

Total	$9	$12	$(1)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$14	$18	$2	$—
Prior service cost	(5)	(2)	(3)	—

Total	$9	$16	$(1)	$—

        Components of net periodic benefit costs for the years ended December 31, 2010, 2009 and 2008 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2010	2009	2008	2010	2009	2008
Service cost	$21	$20	$24	$44	$43	$50
Interest cost	40	41	40	102	102	113
Expected return on plan assets	(42)	(41)	(42)	(121)	(104)	(148)
Amortization of transition obligation	—	—	1	—	1	—
Amortization of prior service cost	(5)	(5)	(5)	(1)	(1)	(1)
Amortization of actuarial loss (gain)	11	7	5	14	27	(1)
Settlement loss (gain)	—	2	—	—	—	1
Special termination benefits	—	—	—	—	2	1

Net periodic benefit cost	$25	$24	$23	$38	$70	$15

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2010	2009	2008	2010	2009	2008
Service cost	$3	$3	$3	$—	$3	$—
Interest cost	7	8	8	—	—	—
Amortization of prior service cost	(3)	(4)	(2)	—	—	—
Amortization of actuarial loss	1	1	2	—	—	—

Net periodic benefit cost	$8	$8	$11	$—	$3	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2010	2009	2008	2010	2009	2008
Service cost	$21	$20	$24	$44	$43	$50
Interest cost	40	41	40	102	102	113
Expected return on plan assets	(42)	(41)	(42)	(121)	(104)	(148)
Amortization of transition obligation	—	—	1	—	1	—
Amortization of prior service cost	(5)	(5)	(5)	(1)	(1)	(1)
Amortization of actuarial loss	11	7	5	19	33	5
Settlement loss	—	2	—	—	—	1
Special termination benefits	—	—	—	—	2	1

Net periodic benefit cost	$25	$24	$23	$43	$76	$21

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2010	2009	2008	2010	2009	2008
Service cost	$3	$3	$3	$—	$3	$—
Interest cost	7	8	8	—	—	—
Amortization of prior service cost	(3)	(4)	(2)	—	—	—
Amortization of actuarial loss	1	1	2	—	—	—

Net periodic benefit cost	$8	$8	$11	$—	$3	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2010 and 2009 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2010	2009	2008	2010	2009	2008
Current year actuarial (gain) loss	$16	$(7)	$185	$20	$(124)	$517
Amortization of actuarial (gain) loss	(11)	(7)	(5)	(14)	(27)	1
Current year prior service cost	—	—	—	—	1	1
Amortization of prior service cost	4	5	5	1	1	1
Amortization of transition (asset) obligation	—	—	(1)	—	(1)	(1)
Curtailment effects	—	—	—	—	(12)	—
Settlements	—	(2)	—	—	—	(1)

Total recognized in other comprehensive
(income) loss	9	(11)	184	7	(162)	518
Net periodic benefit cost	25	24	23	38	70	15

Total recognized in net periodic benefit
cost and other comprehensive loss	$34	$13	$207	$45	$(92)	$533

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2010	2009	2008	2010	2009	2008
Current year actuarial (gain) loss	$5	$(14)	$7	$—	$—	$—
Amortization of actuarial (gain) loss	(2)	(1)	(2)	—	—	—
Current year prior service cost	—	(5)	—	—	—	—
Amortization of prior service cost	3	4	2	—	—	—

Total recognized in other comprehensive
(income) loss	6	(16)	7	—	—	—
Net periodic benefit cost	8	8	11	—	3	—

Total recognized in net periodic benefit
cost and other comprehensive loss	$14	$(8)	$18	$—	$3	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2010	2009	2008	2010	2009	2008
Current year actuarial (gain) loss	$16	$(7)	$185	$20	$(124)	$517
Amortization of actuarial (gain) loss	(11)	(7)	(5)	(19)	(33)	(5)
Current year prior service cost	—	—	—	—	1	1
Amortization of prior service cost	4	5	5	1	1	1
Amortization of transition (asset)	—	—	(1)	—	(1)	(1)
Curtailment effects	—	—	—	—	(12)	—
Settlements	—	(2)	—	—	—	(1)

Total recognized in other comprehensive (income) loss	9	(11)	184	2	(168)	512
Net periodic benefit cost	25	24	23	43	76	21

Total recognized in net periodic benefit cost and other comprehensive loss	$34	$13	$207	$45	$(92)	$533

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2010	2009	2008	2010	2009	2008
Current year actuarial (gain) loss	$5	$(14)	$7	$—	$—	$—
Amortization of actuarial (gain) loss	(2)	(1)	(2)	—	—	—
Current year prior service cost	—	(5)	—	—	—	—
Amortization of prior service cost	3	4	2	—	—	—

Total recognized in other comprehensive (income) loss	6	(16)	7	—	—	—
Net periodic benefit cost	8	8	11	—	3	—

Total recognized in net periodic benefit cost and other comprehensive loss	$14	$(8)	$18	$—	$3	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2010	2009	2008	2010	2009	2008
Projected benefit obligation:
Discount rate	5.70%	5.90%	6.47%	4.69%	4.94%	5.04%
Rate of compensation increase	3.88%	3.88%	3.77%	3.38%	3.23%	3.21%
Net periodic pension cost:
Discount rate	5.90%	6.47%	6.21%	4.94%	5.04%	5.09%
Rate of compensation increase	3.88%	3.77%	3.89%	3.23%	3.21%	3.24%
Expected return on plan assets	8.20%	8.25%	8.25%	6.65%	6.62%	6.89%

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2010	2009	2008	2010	2009	2008
Projected benefit obligation:
Discount rate	5.46%	5.59%	6.39%	6.69%	7.47%	7.60%
Net periodic pension cost:
Discount rate	5.59%	6.39%	6.05%	7.47%	7.60%	5.25%

        In both 2010 and 2009, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 8% decreasing to 5% after 2016. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent-point change in assumed health care cost trend rates would have the following effects (dollars in millions):

Asset category	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	2	(2)

        The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2010 and 2009 were as follows (dollars in millions):

	U.S. plans		Non U.S. plans
	2010	2009	2010	2009
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$761	$705	$1,797	$1,669
Fair value of plan assets	517	461	1,493	1,366

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2010 and 2009 were as follows (dollars in millions):

	U.S. plans		Non U.S. plans
	2010	2009	2010	2009
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$761	$705	$745	$685
Accumulated benefit obligation	712	674	684	599
Fair value of plan assets	517	461	514	460

        Expected future contributions and benefit payments are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
2011 expected employer contributions:
To plan trusts	$69	$12	$77	$1
Expected benefit payments:
2011	42	12	92	1
2012	45	11	92	1
2013	45	11	91	1
2014	48	11	93	1
2015	48	11	98	1
2016 - 2020	278	51	516	3

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of plan assets for the pension plans was $2.5 billion and $2.3 billion at December 31, 2010 and 2009, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Asset category	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)(1)	Significant other observable inputs (Level 2)(2)	Significant unobservable inputs (Level 3)(3)
U.S. pension plans:
Equities	$295	$174	$121	$—
Fixed income	155	97	57	1
Real estate/other	64	45	—	19
Cash	3	3	—	—

Total U.S. pension plan assets	$517	$319	$178	$20

Non-U.S. pension plans:
Equities	$864	$436	$428	$—
Fixed income	891	244	647	—
Real estate/other	255	1	254	—
Cash	15	15	—	—

Total Non-U.S. pension plan assets	$2,025	$696	$1,329	$—

		Fair Value Amounts Using
Asset category	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)(1)	Significant other observable inputs (Level 2)(2)	Significant unobservable inputs (Level 3)(3)
U.S. pension plans:
Equities	$257	$138	$119	$—
Fixed income	144	93	51	—
Real estate/other	52	34	—	18
Cash	8	8	—	—

Total U.S. pension plan assets	$461	$273	$170	$18

Non-U.S. pension plans:
Equities	$804	$410	$394	$—
Fixed income	844	218	626	—
Real estate/other	208	3	205	—
Cash	24	24	—	—

Total Non-U.S. pension plan assets	$1,880	$655	$1,225	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real estate/other
Fair Value Measurements of Plan Assets Using Level 3	Year ended December 31, 2010	Year ended December 31, 2009
Balance at beginning of period	$18	$27
Return on pension plan assets	1	(9)
Purchases, sales and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$19	$18

Fixed Income
Fair Value Measurements of Plan Assets Using Level 3	Year ended December 31, 2010
Balance at beginning of period	$—
Return on pension plan assets	—
Purchases, sales and settlements	—
Transfers in and/or out of Level 3	1

Balance at end of period	$1

        Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long term rate of return on the pension assets is estimated to be between 6.65% and 8.20%. The asset allocation for our pension plans at December 31, 2010 and 2009 and the target allocation for 2011, by asset category are as follows:

Asset category	Target Allocation 2011	Allocation at December 31, 2010	Allocation at December 31, 2009
U.S. pension plans:
Equities	56%	57%	56%
Fixed income	30%	30%	31%
Real estate/other	14%	12%	11%
Cash	—%	1%	2%

Total U.S. pension plans	100%	100%	100%

Non-U.S. pension plans:
Equities	41%	43%	43%
Fixed income	46%	44%	45%
Real estate/other	12%	12%	11%
Cash	1%	1%	1%

Total non-U.S. pension plans	100%	100%	100%

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        Equity securities in our pension plans did not include any equity securities of our Company or our affiliates at the end of 2010.

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

        Our total combined expense for the above defined contribution plans for the years ended December 31, 2010, 2009 and 2008 was $14 million, $12 million and $12 million,

SUPPLEMENTAL SALARY DEFERRAL PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        The Huntsman Supplemental Savings Plan ("Huntsman SSP") is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year. The Huntsman SSP was amended and restated effective as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986 ("Section 409A").

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

        Assets of these plans are included in other noncurrent assets and as of December 31, 2010 and 2009 were $11 million and $10 million, respectively. During each of the years ended December 31, 2010, 2009 and 2008, we expensed a total of $1 million, nil, and $1 million, respectively, as contributions to the Huntsman SSP and the SERP.

STOCK-BASED INCENTIVE PLAN

        In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, phantom stock, performance awards and other stock-based awards ("Awards") to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. As of December 31, 2010 we are authorized to grant up to of 32.6 million shares under the Stock Incentive Plan. See "Note 23. Stock-Based Compensation Plans."

INTERNATIONAL PLANS

        International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

19. INCOME TAXES

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2010	2009	2008
Income tax expense (benefit):
U.S.
Current	$(35)	$188	$22
Deferred	47	160	190
Non-U.S.
Current	41	18	36
Deferred	(24)	78	(58)

Total	$29	$444	$190

Huntsman International

	Year ended December 31,
	2010	2009	2008
Income tax expense (benefit):
U.S.
Current	$(23)	$67	$6
Deferred	45	(13)	10
Non-U.S.
Current	41	17	36
Deferred	(23)	88	(54)

Total	$40	$159	$(2)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

        The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our (provision) benefit for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2010	2009	2008
Income (loss) from continuing operations before income taxes	$20	$569	$702

Expected tax expense at U.S. statutory rate of 35%	$7	$199	$246
Change resulting from:
State tax expense (benefit) net of federal benefit	(4)	7	7
Effects of non-U.S. operations and tax rate differentials	12	42	(5)
Portion of Convertible Note loss on early extinguishment of debt
treated as equity for tax purposes	43	—	—
Income associated with the Terminated Merger	—	—	(73)
U.K. exchange gains	—	—	(24)
Tax authority dispute resolutions	(21)	(6)	(68)
Tax benefit of losses with valuation allowances as a result of other
comprehensive income	(4)	(38)	—
Change in valuation allowance	(19)	223	105
Other, net	15	17	2

Total income tax expense	$29	$444	$190

Huntsman International

	Year ended December 31,
	2010	2009	2008
Income (loss) from continuing operations before income taxes	$184	$(240)	$(61)

Expected tax expense (benefit) at U.S. statutory rate of 35%	$64	$(84)	$(21)
Change resulting from:
State tax benefit (expense) net of federal benefit	(4)	(1)	7
Effects of non-U.S. operations and tax rate differential	13	42	(2)
U.K. exchange gains and losses	—	—	(24)
Tax authority dispute resolutions	(21)	(6)	(68)
Tax benefit of losses with valuation allowances as a result of other
comprehensive income	(4)	(39)	—
Change in valuation allowance	(22)	230	103
Other, net	14	17	3

Total income tax expense (benefit)	$40	$159	$(2)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

        On September 8, 2009, we announced the closure of our Australian styrenics operations. U.S. tax law, under our relevant facts, provides for a deduction on investments that are "worthless" for U.S. tax purposes. Therefore, during 2009 and 2010, we recorded tax benefits of $73 million and $28 million, respectively, in discontinued operations related to the closure of and the cumulative U.S. investments in our Australian styrenics business.

        Included in our 2010 and 2009 non-U.S. deferred tax expense is $4 million and $38 million, respectively, of income tax benefit for losses from continuing operations for certain jurisdictions with valuation allowances to the extent income was recorded in other comprehensive income. An offsetting income tax expense was recognized in accumulated other comprehensive income.

        The components of income (loss) from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2010	2009	2008
U.S.	$(126)	$901	$805
Non-U.S.	146	(332)	(103)

Total	$20	$569	$702

Huntsman International

	Year ended December 31,
	2010	2009	2008
U.S.	$38	$92	$42
Non-U.S.	146	(332)	(103)

Total	$184	$(240)	$(61)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

        Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2010	2009
Deferred income tax assets:
Net operating loss carryforwards	$780	$779
Pension and other employee compensation	218	220
Property, plant and equipment	97	107
Intangible assets	51	65
Foreign tax credits	58	56
Other, net	119	145

Total	$1,323	$1,372

Deferred income tax liabilities:
Property, plant and equipment	$(562)	$(541)
Pension and other employee compensation	(19)	(8)
Other, net	(111)	(98)

Total	$(692)	$(647)

Net deferred tax asset before valuation allowance	$631	$725
Valuation allowance	(797)	(842)

Net deferred tax liability	$(166)	$(117)

Current deferred tax asset	$1	$36
Current deferred tax liability	(19)	(2)
Non-current deferred tax asset	166	138
Non-current deferred tax liability	(314)	(289)

Net deferred tax liability	$(166)	$(117)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

Huntsman International

	December 31,
	2010	2009
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$970	$976
Pension and other employee compensation	216	218
Property, plant and equipment	97	107
Intangible assets	50	64
Foreign tax credits	75	75
Other, net	116	124

Total	$1,524	$1,564

Deferred income tax liabilities:
Property, plant and equipment	$(520)	$(492)
Pension and other employee compensation	(19)	(8)
Other, net	(110)	(93)

Total	$(649)	$(593)

Net deferred tax asset before valuation allowance	$875	$971
Valuation allowance	(813)	(861)

Net deferred tax asset	$62	$110

Current deferred tax asset	$40	$33
Current deferred tax liability	(63)	(2)
Non-current deferred tax asset	179	158
Non-current deferred tax liability	(94)	(79)

Net deferred tax asset	$62	$110

        We have net operating loss carryforwards ("NOLs") of $2,714 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $995 million have a limited life (of which $933 million are subject to a valuation allowance) and $48 million are scheduled to expire in 2011 (of which $48 million are subject to a valuation allowance). We had $142 million of NOLs expire unused in 2010 (of which $136 million had been subject to a full valuation allowance).

        Included in the $2,714 million of non-U.S. NOLs is $1,095 million attributable to our Luxembourg entities. As of December 31, 2010, there is a valuation allowance against substantially all of these net tax-effected NOLs of $307 million. Due to the uncertainty surrounding the realization of the benefits of these losses, we have reduced substantially all of the related deferred tax asset with a valuation allowance.

        Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. During 2010, we released valuation allowances of $20 million on certain net deferred tax assets, principally in Australia and Luxembourg. During 2009,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

we established valuation allowances of $149 million on certain net deferred tax assets, principally in the U.K. During 2008, we established valuation allowances of $35 million on certain net deferred tax assets, principally in Switzerland. Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods.

        The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2010	2009	2008
Valuation allowance as of January 1	$842	$669	$496
Valuation allowance as of December 31	797	842	669

Net decrease (increase)	45	(173)	(173)
Foreign currency movements	1	14	(19)
(Decrease) increase to deferred tax assets with an offsetting (decrease) increase
to valuation allowances	(27)	(64)	88
Reversal of valuation allowances on deferred tax assets related to prior assets
acquisitions, with a corresponding reduction to goodwill and intangible assets	—	—	(1)

Change in valuation allowance per rate reconciliation	$19	$(223)	$(105)

Components of change in valuation allowance affecting tax expense:
Pre-tax income and pre-tax losses in jurisdictions with valuation allowances
resulting in no tax expense or benefit	$(1)	$(78)	$(70)
Releases of valuation allowances in various jurisdictions	20	4	—
Establishments of valuation allowances in various jurisdictions	—	(149)	(35)

Change in valuation allowance per rate reconciliation	$19	$(223)	$(105)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

Huntsman International

	2010	2009	2008
Valuation allowance as of January 1	$861	$681	$510
Valuation allowance as of December 31	813	861	681

Net decrease (increase)	48	(180)	(171)
Foreign currency movements	1	14	(19)
(Decrease) increase to deferred tax assets with an offsetting (decrease) increase
to valuation allowances	(27)	(64)	88
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding reduction to goodwill and intangible assets	—	—	(1)

Change in valuation allowance per rate reconciliation	$22	$(230)	$(103)

Components of change in valuation allowance affecting tax expense:
Pre-tax income and pre-tax losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$2	$(75)	$(68)
Releases of valuation allowances in various jurisdictions	20	4	—
Establishments of valuation allowances in various jurisdictions	—	(159)	(35)

Change in valuation allowance per rate reconciliation	$22	$(230)	$(103)

        The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2010	2009
Unrecognized tax benefits as of January 1	$74	$64
Gross increases and decreases—tax positions taken during a prior period	(27)	(5)
Gross increases and decreases—tax positions taken during the current period	4	23
Decreases related to settlement of amounts due to tax authorities	—	—
Reductions resulting from the lapse of statutes of limitation	(10)	(10)
Foreign currency movements	2	2

Unrecognized tax benefits as of December 31	$43	$74

        As of December 31, 2010 and 2009, the amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate was $32 million and $59 million, respectively.

        In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

	Year ended December 31,
	2010	2009	2008
Interest expense (benefit) included in tax expense	$1	$3	$(7)
Penalities expense (benefit) included in tax expense	$—	$1	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. INCOME TAXES (Continued)

	December 31,
	2010	2009
Accurued liability for interest	$8	$7
Accrued liability for penalties	$2	$2

        We conduct business globally and, as a result, we file income tax returns in the U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
China	2002 and later
Hong Kong	2000 and later
India	2004 and later
Italy	2006 and later
Malaysia	2003 and later
Switzerland	2006 and later
The Netherlands	2005 and later
United Kingdom	2008 and later
United States federal	2010 and later

        Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

        We estimate that it is reasonably possible that certain of our unrecognized tax benefits (both U.S. and non-U.S.) could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of $4 million to $17 million. For the 12-month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would result in a corresponding benefit to our income tax expense.

        During 2010, we concluded and settled tax examinations in the U.S. (both Federal and various states) and various non-U.S. jurisdictions including, but not limited to, Belgium, Spain, Indonesia, Thailand and the U.K. During 2009, we concluded and settled tax examinations in the U.S. (both Federal and various states) and various non-U.S. jurisdictions including, but not limited to, Belgium and Italy. During 2008, we concluded and settled tax examinations in the U.S. (both Federal and various states) and various non-U.S. jurisdictions including, but not limited to, Germany, Italy and the U.K.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, the Company does not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were approximately $261 million at December 31, 2010. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2011. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2010 pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. During 2010, 2009 and 2008, we made minimum payments under such take or pay contracts without taking the product of nil, $6 million and nil, respectively.

        Total purchase commitments as of December 31, 2010 are as follows (dollars in millions):

Year ending December 31:
2011	$810
2012	285
2013	149
2014	87
2015	65
Thereafter	57

$1,453

OPERATING LEASES

        We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total net expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $58 million, $52 million and $48 million for 2010, 2009 and 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under operating leases as of December 31, 2010 are as follows (dollars in millions):

Year ending December 31:
2011	$53
2012	48
2013	45
2014	38
2015	31
Thereafter	63

$278

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

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Unresolved at beginning of period	1,138	1,140	1,192
Tendered during period	24	18	21
Resolved during period(1)	46	20	73
Unresolved at end of period	1,116	1,138	1,140

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

        We have never made any payments with respect to these cases. As of December 31, 2010, we had an accrued liability of $13 million relating to these cases and a corresponding receivable of $13 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2010.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Unresolved at beginning of period	39	43	39
Filed during period	5	3	8
Resolved during period	7	7	4
Unresolved at end of period	37	39	43

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $201,000 and nil during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had an accrual of $225,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. COMMITMENTS AND CONTINGENCIES (Continued)

estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2010.

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

        Two purported class action cases filed May 5 and 17, 2006 pending in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, by direct purchasers of MDI, TDI and polyether polyols and by indirect purchasers of these products remain largely dormant although the plaintiff in one case recently filed papers seeking class certification. A purported class action case filed February 15, 2002 by purchasers of products containing rubber and urethanes products and pending in Superior Court of California, County of San Francisco is stayed pending resolution of MDL No. 1616. Finally, we have been named in a proposed third amended complaint by indirect purchasers of MDI, TDI, polyether polyols and polyester polyols pending against Bayer and Chemtura in the U.S. District Court for the District of Massachusetts. The matter is currently stayed pending a settlement of previously asserted claims against Bayer and Chemtura. We opposed the motion for leave to file the proposed amended complaint adding us as a defendant in that action. The plaintiffs in each of these matters make similar claims against the defendants as the class plaintiffs in MDL No. 1616.

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

20. COMMITMENTS AND CONTINGENCIES (Continued)

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

Port Arthur Plant Fire Insurance Litigation Settlement

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance through IRIC, our captive insurer, and the Reinsurers. The property damage and business interruption insurance was subject to a combined deductible of $60 million. We, together with IRIC, asserted claims to the Reinsurers related to losses occurring as a result of this fire. On August 31, 2007, the Reinsurers brought an action against us in the U.S. District Court for the Southern District of Texas. The action sought to compel us to arbitrate with the Reinsurers to resolve disputes related to our claims or, in the alternative, to declare judgment in favor of the Reinsurers. Pursuant to a December 29, 2008 agreement, we participated with the Reinsurers in binding arbitration. We paid our deductible on the claim of $60 million and were paid $365 million by the Reinsurers prior to the commencement of binding arbitration. On May 14, 2010, we entered into a settlement agreement with the Reinsurers, including those Reinsurers that did not participate in the arbitration proceedings that resolved the remainder of our insurance claim for a total amount of $110 million. The Reinsurers completed the payment of this amount on June 15, 2010. For more information, see "Note 25. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

GUARANTEES

        Our consolidated joint venture, the Arabian Amines Company, obtained various loan commitments in the aggregate amount of approximately $206 million (U.S. dollar equivalents) of which $195 million was drawn and outstanding as of December 31, 2010. We have provided certain guarantees of approximately $14 million for these commitments and our guarantees will terminate upon satisfaction of certain conditions. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

        We also guarantee certain obligations of Huntsman International in its capacity as a contributor and servicer guarantor under the U.S. A/R Program.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

        We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2010, 2009 and 2008, our capital expenditures for EHS matters totaled $85 million, $54 million and $58 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho believed to have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service notified us that we are a CERCLA PRP for the mine site involving selenium-contaminated surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERCLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a RI/FS. In 2009, the Forest Service notified the three PRPs (our Company, Nu-West and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in conjunction with Wells Cargo, we agreed to jointly comply with a UAO to conduct an RI/FS of the entire West Ridge site, although we are alleged to have had only a limited historical presence in the investigation area. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. On June 15, 2010, we received the UAO which had been executed by the Forest Service and we are presently carrying out the requirements of the order. We continue to coordinate with our insurers regarding policy coverage in this matter. At this time, we are unable to estimate the cost of the RI/FS or our ultimate liability in this matter, but we do not believe it will be material to our financial condition, results of operations or cash flow.

        In addition, under the RCRA and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements under RCRA authority. Similar laws exist in a number of locations in which we currently operate manufacturing facilities, such as Australia, Switzerland and Italy.

        In June of 2006, an agreement was reached between the local regulatory authorities and our Advanced Materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. In October 2010, the local authorities approved our proposed two-phase remedial approach. The first phase, to be initiated in 2011, will involve groundwater extraction and treatment in one limited area of the site. The second phase, not yet defined, would proceed during site redevelopment. However, because of the current economic conditions in Spain, we believe that the urban development plans have been postponed for the immediate future. Therefore, we are unable to further assess the timing, likelihood or amount of any potential liability.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by EPA Victoria due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have now reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period of current clean-up notice, which ends on July 30, 2014. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. This facility has been closed and demolition, which commenced in May 2010, is expected to be completed by mid-2011.

        By letter of March 15, 2010, the DOJ notified us that the EPA has requested that the DOJ bring an action in federal court against us and other PRPs for recovery of costs incurred by the U.S. in connection with releases of hazardous substances from the State Marine Superfund Site in Port Arthur, Texas. As of August 31, 2007, the EPA had incurred and paid approximately $2.8 million in unreimbursed response costs related to the site. Prior to filing the complaint, the DOJ requested that PRPs sign and return a standard tolling agreement (from March 31, 2010 through September 30, 2010) and participate in settlement discussions. We originally responded to an information request regarding this site on March 7, 2005 and identified historical transactions associated with a predecessor of a company we acquired. The prior owners have contractually agreed to indemnify us in this matter. While the DOJ is aware of the indemnity, we may be required to participate in future settlement discussions; therefore, on March 29, 2010, we submitted the signed tolling agreement and offer to negotiate to the DOJ. The tolling agreement has since been extended until March 31, 2011.

        In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that the liabilities for all such matters subject to indemnity, will be honored by the prior owner or that our existing indemnities will be sufficient to cover our liabilities for such matters.

        Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows. However, if such indemnities are not honored or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the total cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $48 million and $41 million for environmental liabilities as of December 31, 2010 and 2009, respectively. Of these amounts, $13 million and $5 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2010 and 2009, respectively, and $35 million and $36 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2010 and 2009, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called REACH. REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the EEA more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals where there are no suitable alternative substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances we purchase or manufacture in, or import into, the EEA. We met pre-registration REACH compliance requirements by the November 30, 2008 regulatory deadline, with the exception of pre-registrations for two substances, for a total of 1,850 pre-registrations for substances that we intended to register. These two substances, along with the other high-volume and high-priority chemicals, were successfully registered under the program by the November 30, 2010 regulatory deadline. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $9 million, $3 million and $2 million in 2010, 2009 and 2008, respectively, on REACH compliance. However, we cannot provide assurance that these recent expenditures will be indicative of future amounts required for REACH compliance.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

GREENHOUSE GAS REGULATION

        Although the existence of binding emissions limitations under international treaties such as the Kyoto Protocol is in doubt after 2012, we expect some or all of our operations to be subject to regulatory requirements to reduce emissions of GHG. Even in the absence of a new global agreement to limit GHGs, we may be subject to additional regulation under the European Union Emissions Trading System as well as new national and regional GHG trading programs. For example, our operations in Australia and selected U.S. states may be subject to future GHG regulations under emissions trading systems in those jurisdictions.

        Because the United States has not adopted federal climate change legislation, domestic GHG efforts are likely to be guided by EPA regulations in the near future. While EPA's GHG programs are currently subject to judicial challenge, our domestic operations may become subject to EPA's regulatory requirements when implemented. In particular, expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration Requirements under EPA's GHG "Tailoring Rule." In addition, certain aspects of our operations may be subject to GHG emissions monitoring and reporting requirements. If we are subject to EPA GHG regulations, we may face increased monitoring, reporting, and compliance costs.

        We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        The U.S. DHS issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in threshold quantities on the Appendix A list were required to submit a "Top Screen" questionnaire to DHS in 2008. In early 2008, we submitted Top Screens for all of our covered facilities. After reviewing the Top Screens, DHS determined that four of our sites were "High Risk" facilities. As a result, we were required to perform security vulnerability assessments at the High Risk sites. The security vulnerability assessments were completed and sent to DHS during the fourth quarter of 2008. Based on their assessment of the security vulnerability assessments, we received notice from DHS that one of our sites was elevated to a high security risk tier. The DHS determined the other three sites to be lower security risk tiers. The three lower-tiered sites have submitted SSPs to the DHS. The SSPs are based on

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

a list of 18 risk-based performance standards, but security improvements recommended from the SSPs are not anticipated to be material. The high tiered site also submitted an SSP to the DHS, and security upgrades as a result of DHS requirements are estimated to cost $8 million to $10 million to be spent during 2011 and 2012.

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

INDIA INVESTIGATION

        During the third quarter of 2010, we completed an internal investigation of the operations of PAPL, our majority owned joint venture in India. PAPL manufactures base liquid resins, base solid resins and formulated products in India. The investigation initially focused on allegations of illegal disposal of hazardous waste and waste water discharge and related reporting irregularities. Based upon preliminary findings, the investigation was expanded to include a review of the production and off-book sales of certain products and waste products. The investigation included the legality under Indian law and U.S. law, including the U.S. Foreign Corrupt Practices Act, of certain payments made by employees of the joint venture to government officials in India. Records at the facility covering nine months in 2009 and early 2010 show that less than $11,000 in payments were made to officials for that period; in addition, payments in unknown amounts may have been made by individuals from the facility in previous years.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        In May and July 2010, PAPL fully disclosed the environmental noncompliance issues to the local Indian environmental agency, the TNPCB. All environmental compliance and reporting issues have been addressed to the agency's satisfaction other than the use of freshwater for the dilution of wastewater effluent discharges and the remediation of several off-site solid waste disposal areas. Also in May 2010, we voluntarily contacted the SEC and the DOJ to advise them of our investigation and that we intend to cooperate fully with each of them. We met with the SEC and the DOJ in early October to discuss this matter and continue to cooperate with these agencies. Steps have been taken to halt all known illegal or improper activity. These steps included the termination of employment of management employees as appropriate. In November 2010, directions were received from TNPCB to submit a plan for the remediation of the off-site waste disposal areas.

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

22. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

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

DIVIDENDS ON COMMON STOCK

        The following tables represent dividends on common stock for our Company for the years ended December 31, (dollars in millions, except per share payment amounts):

	2010
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2010	March 15, 2010	$0.10	$24
June 30, 2010	June 15, 2010	0.10	24
September 30, 2010	September 15, 2010	0.10	24
December 31, 2010	December 15, 2010	0.10	24

Total			$96

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY (Continued)

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

DIVIDENDS ON MANDATORY CONVERTIBLE PREFERRED STOCK

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which was February 16, 2008. Accordingly, we recorded dividends payable of $43 million and a corresponding charge to net loss available to common stockholders during 2005. We paid the final dividend in cash on February 16, 2008.

23. STOCK-BASED COMPENSATION PLAN

        Under the Stock Incentive Plan, a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock- based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2010, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of December 31, 2010, we had 12.1 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. STOCK-BASED COMPENSATION PLAN (Continued)

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2010	2009	2008
Huntsman Corporation Compensation cost	$27	$20	$20
Huntsman International Compensation cost	24	16	20

        The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $8 million, $6 million and $6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Year ended December 31,
	2010	2009	2008
Dividend yield	3.0%	15.4%	NA
Expected volatility	69.0%	70.4%	NA
Risk-free interest rate	3.1%	2.5%	NA
Expected life of stock options granted during the period	6.6 years	6.6 years	NA

        During 2008, no stock options were granted.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. STOCK-BASED COMPENSATION PLAN (Continued)

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of December 31, 2010 and changes during the year then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2010	11,677	$11.30
Granted	654	13.50
Exercised	(1,209)	2.62
Forfeited	(125)	20.46

Outstanding at December 31, 2010	10,997	12.28	6.8	$67

Exercisable at December 31, 2010	6,468	18.07	5.7	15

        The weighted-average grant-date fair value of stock options granted during 2010 and 2009 was $6.97 and $0.51 per option, respectively. As of December 31, 2010, there was $4 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

        During 2009 and 2008, no stock options were exercised. During the year ended December 31, 2010, the total intrinsic value of stock options exercised was $14 million.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. STOCK-BASED COMPENSATION PLAN (Continued)

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of December 31, 2010 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2010	3,428		$5.20	1,880	$3.61
Granted	1,015		12.96	472	13.50
Vested	(1,284)	(1)	7.12	(656)	4.44
Forfeited	(33)		3.32	(54)	5.72

Nonvested at December 31, 2010	3,126		6.95	1,642	6.05

(1)
As of December 31, 2010, a total of 329,132 restricted stock units were vested, of which 65,733 vested during 2010. Only 70,970 of these shares have been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of December 31, 2010, there was $26 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The value of share awards that vested during the years ended December 31, 2010, 2009 and 2008 was $18 million, $12 million and $13 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) consisted of the following (dollars in millions):

	December 31,
	2010		2009		2008
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Income (loss)
Huntsman Corporation
Foreign currency translation adjustments, net of tax of $25 and $15 as of December 31, 2010 and 2009, respectively	$298	$24	$274	$70	$(176)
Pension and other postretirement benefits adjustments, net of tax of $92 and $102 as of December 31, 2010 and 2009, respectively	(613)	(33)	(580)	133	(569)
Other comprehensive income of unconsolidated affiliates	7	—	7	(2)	—
Other, net	4	(2)	6	2	(4)

Total	(304)	(11)	(293)	203	(749)
Amounts attributable to noncontrolling interests	7	1	6	(1)	3

Amounts attributable to Huntsman Corporation	$(297)	$(10)	$(287)	$202	$(746)

	December 31,
	2010		2009		2008
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Income (loss)
Huntsman International
Foreign currency translation adjustments, net of tax of $12 and $2 as of December 31, 2010 and 2009, respectively	$296	$23	$273	$71	$(176)
Pension and other postretirement benefits adjustments, net of tax of $124 and $134 as of December 31, 2010 and 2009, respectively	(663)	(28)	(635)	136	(564)
Other comprehensive income of unconsolidated affiliates	7	—	7	(2)	—
Other, net	(1)	(2)	1	2	(4)

Total	(361)	(7)	(354)	207	(744)
Amounts attributable to noncontrolling interests	7	1	6	(1)	3

Amounts attributable to Huntsman International LLC	$(354)	$(6)	$(348)	$206	$(741)

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. (EXPENSES) INCOME ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION

        Total (expenses) income associated with the Terminated Merger and related litigation were as follows (dollars in millions):

	December 31,
	2010	2009	2008
Gain recognized pursuant to the Texas Bank Litigation Settlement Agreement	$—	$868	$—
Gain recognized pursuant to the Apollo Settlement Agreement	—	—	765
Basell Termination Fee	—	—	100
Investment banking fees	—	—	(25)
Directors' fees	(3)	—	(17)
Legal fees and other	(1)	(33)	(43)

Total	$(4)	$835	$780

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

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas against the banks that had entered into a commitment letter to provide funding for the Hexion Merger. On June 22, 2009, we entered into the Texas Bank Litigation Settlement Agreement with such banks. This litigation was dismissed with prejudice on June 23, 2009. In accordance with the Texas Bank Litigation Settlement Agreement, the banks paid us a cash payment of $632 million, purchased the $600 million aggregate principal amount 5.5% 2016 Senior Notes from Huntsman International, and provided Huntsman International with Term Loan C in the principal amount of $500 million. The 2016 Senior Notes and Term Loan C borrowings were at favorable rates to us and were recorded at a combined fair value of $864 million. Accordingly, we recognized a gain of $868 million in connection with the Texas Bank Litigation Settlement Agreement. On September 21, 2010, the Board of Directors approved bonuses totaling $3 million to certain members of the Board of Directors, upon the recommendation of an independent committee of the Board of Directors, for their efforts in connection with the litigation with Hexion and Apollo following the Terminated Merger.

27. DISCONTINUED OPERATIONS

Australian Styrenics Business Shutdown

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. During 2009, we recorded costs of approximately $63 million related to the closure of this business.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. DISCONTINUED OPERATIONS (Continued)

U.S. tax law, under relevant facts, provides for a deduction on investments that are "worthless" for U.S. tax purposes. Therefore, during 2009, we recorded a tax benefit of $73 million in discontinued operations related to the closure of and the cumulative U.S. investments in our Australian Styrenics business. During 2010, we recorded additional closure costs of $6 million. Also during 2010, we recorded a $19 million loss from the recognition of cumulative currency translation losses upon the liquidation and substantial liquidation of foreign entities related to this business. Furthermore, we recorded an additional tax benefit of $28 million in 2010 related to the closure of this business. The following results of operations of our former Australian styrenics business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2010	2009	2008
Revenues	$52	$98	$159
Operating costs and expenses	(85)	(182)	(192)
Nonoperating expense	(19)	—	—

Loss before income taxes	(52)	(84)	(33)
Income tax benefit	28	74	—

Loss from discontinued operations, net of tax	$(24)	$(10)	$(33)

        The results of our former Australian styrenics business were previously included in our Corporate and other segment and have been presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

U.S. BASE CHEMICALS BUSINESS

        On November 5, 2007, we completed a disposition of our U.S. base chemicals businesses, which included our former olefins manufacturing assets located at Port Arthur, Texas (the "U.S. Base Chemicals Disposition"). A captive ethylene unit at the retained Port Neches, Texas site of our Performance Products segment operations was not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units.

        The following results of our former U.S base chemicals business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2010	2009	2008
Other (expenses) income	$(6)	$2	$8
Gain (loss) on insurance settlements, net	110	(17)	175

Income (loss) before income taxes	104	(15)	183
Income tax expense (benefit)	38	(6)	68

Income (loss) from discontinued operations, net of tax	$66	$(9)	$115

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. DISCONTINUED OPERATIONS (Continued)

        In connection with the U.S. Base Chemicals Disposition, we recognized a pretax loss on disposal of $146 million in 2007. During 2008, we recognized an adjustment to the loss on disposal of $8 million related to a sales and use tax settlement, and post-closing adjustments. In addition, during 2008, we recognized a $175 million gain from the partial settlement of insurance claims related to the fire at our former Port Arthur, Texas facility. During 2009, we recorded legal fees of $17 million related to the ongoing arbitration of the fire insurance claim and recorded a gain of $2 million on the settlement of product exchange liabilities. During 2010, we recorded a $110 million pretax gain in connection with the final settlement of insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms. These 2010 insurance settlement gains were offset in part by income taxes and legal fees related to the arbitration of the fire insurance claim. See "Note 25. Casualty Losses and Insurance Recoveries."

        The results of our former U.S. base chemicals business are included in discontinued operations for all periods presented.

NORTH AMERICAN POLYMERS BUSINESS

        On August 1, 2007 we completed the disposition of our former polymers manufacturing assets located at four U.S. sites: Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan (the "North American Polymers Disposition"). In accordance with the amended and restated asset purchase agreement with Flint Hills Resources, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007.

        During 2008, we recorded an adjustment to the loss on disposal in connection with the North American Polymers Disposition of $3 million primarily related to property tax settlements and post-closing adjustments.

        The results of our former North American polymers business are included in discontinued operations for all periods presented.

        In connection with the U.S. Base Chemicals Disposition and the North American Polymers Disposition, we agreed to indemnify Flint Hills Resources with respect to any losses resulting from (i) the breach of representations and warranties contained in the amended and restated asset purchase agreement, (ii) any pre-sale liabilities related to certain assets not assumed by Flint Hills Resources, and (iii) any unknown environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification obligations until claims against us, on a cumulative basis, exceed $10 million. Upon exceeding this $10 million threshold, we generally are obligated to provide indemnification for any losses up to a limit of $150 million. We believe that the likelihood that we will be required to pay any significant amounts under the indemnity provision is remote.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. RELATED PARTY TRANSACTIONS

        Our accompanying consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2010	2009	2008
Sales to:
Unconsolidated affiliates	$201	$96	$164
Inventory purchases from:
Unconsolidated affiliates	369	273	299

        An agreement was reached prior to the initial public offering of our common stock in February 2005 with the Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that we would donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. On March 24, 2010, we completed this donation. At the time of the donation, the building had an appraised value of approximately $10.1 million. We continue to occupy and use a portion of the building under a lease pursuant to which we make annual lease payments of approximately $1.5 million to the Huntsman Foundation. During 2010, we made payments of approximately $1.1 million to the Huntsman Foundation under the lease. The lease expires on December 31, 2013, subject to two five-year extensions, at our option.

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

29. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. During the first quarter of 2010, we began reporting our LIFO inventory valuation reserves as part of Corporate and other; these reserves were previously reported in our Performance Products segment. During the third quarter of 2010, we began reporting the amounts outstanding under the A/R Programs and certain purchase accounting adjustments as part of our Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments segments' assets. These amounts were previously reported as Corporate and other segment assets. In addition, we eliminated intercompany balances from the assets of each reportable segment. During the fourth quarter of 2010, we began reporting the (income) loss attributable to noncontrolling interests in the reporting segment to which the subsidiary relates. Previously, (income)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

loss attributable to noncontrolling interests was reported in our Corporate and other segment. All relevant information for prior periods has been reclassified to reflect these changes.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Year ended December 31,
	2010	2009	2008
Net Sales:
Polyurethanes	$3,605	$3,005	$4,055
Performance Products	2,659	2,090	2,703
Advanced Materials	1,244	1,059	1,492
Textile Effects	787	691	903
Pigments	1,213	960	1,072
Eliminations	(258)	(140)	(169)

Total	$9,250	$7,665	$10,056

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$319	$388	$381
Performance Products	363	246	274
Advanced Materials	143	59	149
Textile Effects	1	(64)	(33)
Pigments	205	(25)	17
Corporate and other(2)	(384)	651	585

Subtotal	647	1,255	1,373
Discontinued Operations(3)	53	(97)	156

Total	700	1,158	1,529
Interest expense, net	(229)	(238)	(262)
Interest expense of discontinued operations, net	—	—	(1)
Income tax expense—continuing operations	29	444	190
Income tax expense (benefit)—discontinued operations	10	(80)	69
Depreciation and amortization	(405)	(442)	(398)

Net income (loss) attributable to
Huntsman Corporation	$27	$114	$609

Depreciation and Amortization:
Polyurethanes	$155	$160	$153
Performance Products	92	78	69
Advanced Materials	33	38	39
Textile Effects	26	19	8
Pigments	67	104	91
Corporate and other(2)	31	41	36

Subtotal	404	440	396
Discontinued Operations	1	2	2

Total	$405	$442	$398

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
Capital Expenditures:	2010	2009	2008
Polyurethanes	$59	$55	$109
Performance Products	66	70	149
Advanced Materials	24	14	31
Textile Effects	23	19	50
Pigments	49	23	69
Corporate and other(2)	15	8	10

Total	$236	$189	$418

Total Assets:	December 31, 2010	December 31, 2009
Polyurethanes	$3,095	$3,039
Performance Products	2,077	1,629
Advanced Materials	1,327	976
Textile Effects	776	689
Pigments	1,330	1,287
Corporate and other(2)	109	1,006

Total	$8,714	$8,626

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
Huntsman International:	2010	2009	2008
Segment EBITDA(1):
Polyurethanes	$319	$388	$381
Performance Products	363	246	274
Advanced Materials	143	59	149
Textile Effects	1	(64)	(33)
Pigments	205	(25)	17
Corporate and other(2)	(224)	(178)	(201)

Subtotal	807	426	587
Discontinued Operations(3)	53	(97)	156

Total	860	329	743
Interest expense, net	(248)	(240)	(263)
Interest expense of discontinued operations, net	—	—	(1)
Income tax expense (benefit)—continuing operations	40	159	(2)
Income tax expense (benefit)—discontinued operations	10	(80)	69
Depreciation and amortization	(382)	(420)	(374)

Net income (loss) attributable to
Huntsman International LLC	$180	$(410)	$38

Depreciation and Amortization:
Polyurethanes	$155	$160	$153
Performance Products	92	78	69
Advanced Materials	33	38	39
Textile Effects	26	19	8
Pigments	67	104	91
Corporate and other(2)	8	19	12

Subtotal	381	418	372
Discontinued Operations	1	2	2

Total	$382	$420	$374

	Year ended December 31,
Capital Expenditures:	2010	2009	2008
Polyurethanes	$59	$55	$109
Performance Products	66	70	149
Advanced Materials	24	14	31
Textile Effects	23	19	50
Pigments	49	23	69
Corporate and other(2)	15	8	10

Total	$236	$189	$418

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

Total Assets:	December 31, 2010	December 31, 2009
Polyurethanes	$3,024	$2,956
Performance Products	2,067	1,617
Advanced Materials	1,327	976
Textile Effects	776	689
Pigments	1,277	1,224
Corporate and other(2)	(164)	231

Total	$8,307	$7,693

(1)
Segment EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, (expenses) income associated with the Terminated Merger and related litigation (Huntsman Corporation only), unallocated restructuring, impairment and plant closing costs and non-operating income and expense.

(3)
The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers, base chemicals and Australian styrenics businesses are included in discontinued operations for all periods presented. For more information, see "Note 27. Discontinued Operations."

	Year ended December 31,
	2010	2009	2008
By Geographic Area
Revenues(1):
United States	$2,777	$2,345	$3,071
China	881	561	648
Germany	519	433	599
Mexico	485	432	565
Italy	474	415	560
Other nations	4,114	3,479	4,613

Total	$9,250	$7,665	$10,056

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2010	2009
Long-lived assets(2):
Huntsman Corporation
United States	$1,441	$1,524
United Kingdom	320	347
Netherlands	311	364
Saudi Arabia	259	1
Switzerland	221	212
Spain	173	201
Other nations	880	867

Total	$3,605	$3,516

Huntsman International
United States	$1,305	$1,365
United Kingdom	320	347
Netherlands	311	364
Saud Arabia	259	1
Switzerland	221	212
Spain	173	201
Other nations	880	867

Total	$3,469	$3,357

(1)
Geographic information for revenues is based upon countries into which product is sold.

(2)
Long-lived assets are made up of property, plant and equipment.

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008. There are no contractual restrictions limiting transfers of cash from Guarantor subsidiaries to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$220	$9	$332	$—	$561
Restricted cash	—	—	7	—	7
Accounts and notes receivable, net	17	112	1,335	—	1,464
Accounts receivable from affiliates	1,275	2,530	79	(3,784)	100
Inventories	78	240	1,089	(11)	1,396
Prepaid expenses	11	6	42	(14)	45
Deferred income taxes	5	—	44	(9)	40
Other current assets	—	3	109	(3)	109

Total current assets	1,606	2,900	3,037	(3,821)	3,722
Property, plant and equipment, net	417	881	2,169	2	3,469
Investment in unconsolidated affiliates	5,018	1,403	172	(6,359)	234
Intangible assets, net	62	3	42	—	107
Goodwill	(17)	84	27	—	94
Deferred income taxes	(9)	—	161	27	179
Notes receivable from affiliates	51	930	7	(981)	7
Other noncurrent assets	73	169	253	—	495

Total assets	$7,201	$6,370	$5,868	$(11,132)	$8,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42	$212	$586	$—	$840
Accounts payable to affiliates	1,892	860	1,091	(3,784)	59
Accrued liabilities	102	77	464	(17)	626
Deferred income taxes	—	55	19	(11)	63
Note payable to affiliate	100	—	—	—	100
Current portion of debt	114	—	405	—	519

Total current liabilities	2,250	1,204	2,565	(3,812)	2,207
Long-term debt	3,320	—	307	—	3,627
Notes payable to affiliates	435	—	985	(981)	439
Deferred income taxes	8	(28)	86	28	94
Other noncurrent liabilities	160	138	555	(1)	852

Total liabilities	6,173	1,314	4,498	(4,766)	7,219
Equity Huntsman International LLC members' equity:
Members' equity	3,049	4,764	2,217	(6,981)	3,049
Subsidiary preferred stock	—	—	1	(1)	—
(Accumulated deficit) retained earnings	(1,667)	(1,308)	(549)	1,857	(1,667)
Accumulated other comprehensive (loss) income	(354)	1,600	(318)	(1,282)	(354)

Total Huntsman International LLC members' equity	1,028	5,056	1,351	(6,407)	1,028
Noncontrolling interests in subsidiaries	—	—	19	41	60

Total equity	1,028	5,056	1,370	(6,366)	1,088

Total liabilities and equity	$7,201	$6,370	$5,868	$(11,132)	$8,307

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$688	$24	$207	$—	$919
Restricted cash	—	—	5	—	5
Accounts and notes receivable, net	17	85	916	—	1,018
Accounts receivable from affiliates	1,040	2,159	102	(3,269)	32
Inventories	78	205	908	(7)	1,184
Prepaid expenses	11	10	38	(17)	42
Deferred income taxes	10	—	28	(5)	33
Other current assets	8	1	100	—	109

Total current assets	1,852	2,484	2,304	(3,298)	3,342
Property, plant and equipment, net	439	913	2,003	2	3,357
Investment in affiliates	4,776	742	153	(5,421)	250
Intangible assets, net	82	3	44	—	129
Goodwill	(19)	84	33	(4)	94
Deferred income taxes	5	156	118	(121)	158
Notes receivable from affiliates	63	988	8	(1,051)	8
Other noncurrent assets	40	129	186	—	355

Total assets	$7,238	$5,499	$4,849	$(9,893)	$7,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36	$177	$502	$—	$715
Accounts payable to affiliates	1,702	752	855	(3,268)	41
Accrued liabilities	86	80	465	(18)	613
Deferred income tax	—	7	2	(7)	2
Note payable to affiliate	25	—	—	—	25
Current portion of debt	39	—	156	—	195

Total current liabilities	1,888	1,016	1,980	(3,293)	1,591
Long-term debt	3,675	—	106	—	3,781
Notes payable to affiliates	525	—	1,056	(1,051)	530
Deferred income taxes	130	—	68	(119)	79
Other noncurrent liabilities	194	144	527	—	865

Total liabilities	6,412	1,160	3,737	(4,463)	6,846
Equity
Huntsman International LLC members' equity:
Members' equity	3,021	4,415	2,035	(6,450)	3,021
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,847)	(137)	(624)	761	(1,847)
Accumulated other comprehensive (loss) income	(348)	61	(315)	254	(348)

Total Huntsman International LLC members' equity	826	4,339	1,097	(5,436)	826
Noncontrolling interests in subsidiaries	—	—	15	6	21

Total equity	826	4,339	1,112	(5,430)	847

Total liabilities and equity	$7,238	$5,499	$4,849	$(9,893)	$7,693

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$790	$2,514	$5,745	$—	$9,049
Related party sales	262	513	958	(1,532)	201

Total revenues	1,052	3,027	6,703	(1,532)	9,250
Cost of goods sold	869	2,594	5,815	(1,506)	7,772

Gross profit	183	433	888	(26)	1,478
Operating expenses:
Selling, general and administrative	185	88	582	—	855
Research and development	52	30	69	—	151
Other operating (income) expense	(34)	11	23	—	—
Restructuring, impairment and plant closing costs	1	3	25	—	29

Operating income	(21)	301	189	(26)	443
Interest (expense) income, net	(215)	38	(71)	—	(248)
Equity in (loss) income of investment in affiliates and subsidiaries	(1,199)	91	24	1,108	24
Loss on early extinguishment of debt	(37)	—	—	—	(37)
Dividends income (expense)	1,569	—	—	(1,569)	—
Other income	(25)	—	2	25	2

Income from continuing operations before income taxes	72	430	144	(462)	184
Income tax (benefit) expense	(101)	127	14	—	40

Income from continuing operations	173	303	130	(462)	144
Income (loss) from discontinued operations, net of tax	7	68	(33)	—	42

Income before extraordinary loss	180	371	97	(462)	186
Extraordinary loss on the acquisition of a business, net of tax of nil	—	—	(1)	—	(1)

Net income	180	371	96	(462)	185
Net income attributable to noncontrolling interests	—	(2)	(4)	1	(5)

Net income attributable to Huntsman International LLC	$180	$369	$92	$(461)	$180

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$654	$2,106	$4,809	$—	$7,569
Related party sales	178	373	644	(1,099)	96

Total revenues	832	2,479	5,453	(1,099)	7,665
Cost of goods sold	676	1,983	4,977	(1,066)	6,570

Gross profit	156	496	476	(33)	1,095
Operating expenses:
Selling, general and administrative	154	123	562	—	839
Research and development	51	30	64	—	145
Other operating (income) expense	(24)	(31)	37	—	(18)
Restructuring, impairment and plant closing costs	9	2	77	—	88

Operating (loss) income	(34)	372	(264)	(33)	41
Interest (expense) income, net	(214)	40	(66)	—	(240)
Loss on accounts receivable securitization program	(15)	(2)	(6)	—	(23)
Equity in (loss) income of investment in affiliates and subsidiaries	(317)	(514)	6	828	3
Loss on early extinguishment of debt	(21)	—	—	—	(21)
Other expense	(33)	—	—	33	—

Loss from continuing operations before income taxes	(634)	(104)	(330)	828	(240)
Income tax benefit (expense)	224	(148)	(179)	(56)	(159)

Loss from continuing operations	(410)	(252)	(509)	772	(399)
(Loss) income from discontinued operations, net of tax	—	(11)	(8)	—	(19)
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	6	—	6

Net loss	(410)	(263)	(511)	772	(412)
Net loss attributable to noncontrolling interests	—	1	2	(1)	2

Net loss attributable to Huntsman International LLC	$(410)	$(262)	$(509)	$771	$(410)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2008
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$869	$2,778	$6,245	$—	$9,892
Related party sales	337	442	1,146	(1,761)	164

Total revenues	1,206	3,220	7,391	(1,761)	10,056
Cost of goods sold	1,006	2,869	6,631	(1,747)	8,759

Gross profit	200	351	760	(14)	1,297
Operating expenses:
Selling, general and administrative	109	132	630	(1)	870
Research and development	53	31	70	—	154
Other operating (income) expense	(15)	55	(13)	—	27
Restructuring, impairment and plant closing costs	—	—	31	—	31

Operating income	53	133	42	(13)	215
Interest (expense) income, net	(231)	106	(138)	—	(263)
Gain (loss) on accounts receivable securitization program	6	(10)	(23)	—	(27)
Equity in income (loss) of investment in affiliates and subsidiaries	106	(45)	14	(61)	14
Other (expense) income	(14)	—	1	13	—

(Loss) income from continuing operations before income taxes	(80)	184	(104)	(61)	(61)
Income tax benefit (expense)	119	(77)	16	(56)	2

Income (loss) from continuing operations	39	107	(88)	(117)	(59)
(Loss) income from discontinued operations, net of tax	(1)	119	(34)	—	84
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	14	—	14

Net income (loss)	38	226	(108)	(117)	39
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Huntsman International LLC	$38	$226	$(109)	$(117)	$38

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(241)	$15	$182	$(2)	$(46)

Investing activities:
Capital expenditures	(26)	(51)	(159)	—	(236)
Proceeds from insurance settlement treated as reimbursement of capital expenditures	—	34	—	—	34
Proceeds from sale of businesses/assets, net of adjustments	—	—	2	—	2
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	14	—	14
Increase in receivable from affiliate	(57)	—	—	—	(57)
Investment in unconsolidated affiliates, net of cash received	—	2	2	—	4
Investment in affiliate	(65)	(13)	—	78	—
Change in restricted cash	—	—	(2)	—	(2)
Other, net	—	—	3	—	3

Net cash used in investing activities	(148)	(28)	(140)	78	(238)
Financing activities:
Net repayments under revolving loan facilities	—	—	(6)	—	(6)
Revolving loan facility from A/R Programs	254	—	—	—	254
Net borrowings on overdraft facilities	—	—	(2)	—	(2)
Repayments of short-term debt	—	—	(175)	—	(175)
Borrowings on short-term debt	—	—	212	—	212
Repayments of long-term debt	(1,154)	—	(53)	—	(1,207)
Proceeds from issuance of long-term debt	894	—	29	—	923
Repayments of note payable to affiliate	(125)	—	—	—	(125)
Proceeds from notes payable to affiliate	110	—	—	—	110
Intercompany repayments	—	—	(5)	5	—
Repayments of notes payable	(38)	—	(15)	—	(53)
Borrowings on notes payable	33	—	13	—	46
Debt issuance costs paid	(29)	—	—	—	(29)
Call premiums paid related to early extinguishment of debt	(28)	—	—	—	(28)
Contribution from parent	—	—	83	(83)	—
Dividends paid	—	(2)	—	2	—
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	—	—	(2)	—	(2)

Net cash (used in) provided by financing activities	(79)	(2)	79	(76)	(78)
Effect of exchange rate changes on cash	—	—	4	—	4

(Decrease) increase in cash and cash equivalents	(468)	(15)	125	—	(358)
Cash and cash equivalents at beginning of period	688	24	207	—	919

Cash and cash equivalents at end of period	$220	$9	$332	$—	$561

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

        A summary of selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009 is as follows (dollars in millions):

Huntsman Corporation

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$2,094	$2,343	$2,401	$2,412
Gross profit	281	385	415	380
Restructuring, impairment and plant closing costs	3	17	4	5
(Loss) income from continuing operations	(159)	54	57	39
(Loss) income before extraordinary gain	(172)	116	56	33
Net (loss) income	(172)	116	56	32
Net (loss) income attributable to Huntsman Corporation	(172)	114	55	30
Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(0.68)	0.22	0.24	0.16
Net (loss) income attributable to Huntsman Corporation common stockholders	(0.73)	0.48	0.23	0.13
Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(0.68)	0.21	0.23	0.15
Net (loss) income attributable to Huntsman Corporation common stockholders	(0.73)	0.47	0.23	0.12

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$1,680	$1,846	$2,075	$2,064
Gross profit	149	234	341	354
Restructuring, impairment and plant closing costs	14	63	7	4
(Loss) income from continuing operations	(290)	408	(74)	81
(Loss) income before extraordinary gain	(294)	406	(68)	62
Net (loss) income	(294)	406	(68)	68
Net (loss) income attributable to Huntsman Corporation	(290)	406	(68)	66
Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(1.22)	1.75	(0.32)	0.34
(Loss) income before extraordinary gain attributable to Huntsman Corporation common stockholders	(1.24)	1.74	(0.29)	0.26
Net (loss) income attributable to Huntsman Corporation common stockholders	(1.24)	1.74	(0.29)	0.28
Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(1.22)	1.53	(0.32)	0.31
(Loss) income before extraordinary gain attributable to Huntsman Corporation common stockholders	(1.24)	1.51	(0.29)	0.24
Net (loss) income attributable to Huntsman Corporation common stockholders	(1.24)	1.51	(0.29)	0.26

Huntsman International

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$2,094	$2,343	$2,401	$2,412
Gross profit	286	388	420	384
Restructuring, impairment and plant closing costs	3	17	4	5
(Loss) income from continuing operations	(13)	57	60	40
(Loss) income before extraordinary gain	(26)	119	59	34
Net (loss) income	(26)	119	59	33
Net (loss) income attributable to Huntsman International LLC	(26)	117	58	31

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$1,680	$1,846	$2,075	$2,064
Gross profit	154	237	346	358
Restructuring, impairment and plant closing costs	14	63	7	4
(Loss) income from continuing operations	(281)	(127)	(47)	56
(Loss) income before extraordinary gain	(285)	(129)	(41)	37
Net (loss) income	(285)	(129)	(41)	43
Net (loss) income attributable to Huntsman International LLC	(281)	(129)	(41)	41

HUNTSMAN CORPORATION (PARENT ONLY)
Schedule I—Condensed Financial Information of Registrant
HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$405	$826
Receivable from affiliate	14	16
Note receivable from affiliate	100	25

Total current assets	519	867
Note receivable from affiliate-long-term	435	525
Investment in and advances to affiliates	938	772

Total assets	$1,892	$2,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1	$15
Payable to affiliate	86	31
Accrued liabilities	2	10
Current portion of debt	—	236

Total current liabilities	89	292
Long-term debt	—	—
Other long term liabilities	13	28

Total liabilities	102	320

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 1,200,000,000 shares authorized, 239,549,365 and 237,225,258 issued and 236,799,455 and 234,081,490 outstanding as of December 31, 2010 and 2009, respectively	2	2
Additional paid-in capital	3,186	3,155
Unearned stock-based compensation	(11)	(11)
Accumulated deficit	(1,090)	(1,015)
Accumulated other comprehensive loss	(297)	(287)

Total stockholders' equity	1,790	1,844

Total liabilities and stockholders' equity	$1,892	$2,164

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

	Year ended December 31,
	2010	2009	2008
Selling, general and administrative	$(15)	$(2)	$(3)
Interest income (expense), net	19	(2)	—
Equity in income (loss) of subsidiaries	165	(431)	(474)
Dividend income—affiliate	—	23	306
(Expense) income associated with the Merger	(4)	835	780
Loss on early extinguishment of debt	(146)	—	—
Income tax benefit (expense)	8	(309)	—

Net income	$27	$114	$609

Net income	$27	$114	$609
Other comprehensive (loss) incomefrom subsidiaries	(10)	202	(746)

Comprehensive income (loss)	$17	$316	$(137)

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Millions)

	Shares
								Accumulated other comprehensive (loss) income
	Common Stock	Mandatory convertible preferred stock	Common stock	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Total stockholders' equity
Balance, January 1, 2008	221,036,190	5,750,000	$2	$288	$2,831	$(12)	$(1,540)	$257	$1,826
Net income	—	—	—	—	—	—	609	—	609
Other comprehensive loss	—	—	—	—	—	—	—	(746)	(746)
Issuance of nonvested stock awards	—	—	—	—	12	(12)	—	—	—
Vesting of stock awards	594,908	—	—	—	1	—	—	—	1
Recognition of stock-based compensation	—	—	—	—	9	11	—	—	20
Repurchase and cancellation of stock awards	(160,058)	—	—	—	—	—	(4)	—	(4)
Preferred stock conversion	12,082,475	(5,750,000)	—	(288)	288	—	—	—	—
Effect of adoption of ASC 715-20-55 net of tax	—	—	—	—	—	—	(3)	—	(3)
Dividends declared on common stock	—	—	—	—	—	—	(93)	—	(93)
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	—	—	—

Balance, December 31, 2008	233,553,515	—	2	—	3,141	(13)	(1,031)	(489)	1,610
Net income	—	—	—	—	—	—	114	—	114
Other comprehensive income	—	—	—	—	—	—	—	202	202
Issuance of nonvested stock awards	—	—	—	—	8	(8)	—	—	—
Vesting of stock awards	742,565	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	6	10	—	—	16
Repurchase and cancellation of stock awards	(214,590)	—	—	—	—	—	(2)	—	(2)
Dividends declared on common stock	—	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2009	234,081,490	—	2	—	3,155	(11)	(1,015)	(287)	1,844
Net income	—	—	—	—	—	—	27	—	27
Other comprehensive loss	—	—	—	—	—	—	—	(10)	(10)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	—	—
Issuance of nonvested stock awards	—	—	—	—	12	(12)	—	—	—
Vesting of stock awards	1,939,524	—	—	—	9	—	—	—	9
Recognition of stock-based compensation	—	—	—	—	3	12	—	—	15
Repurchase and cancellation of stock awards	(431,052)	—	—	—	—	—	(6)	—	(6)
Stock options exercised	1,209,493	—	—	—	3	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	—	—	4	—	—	—	4
Dividends declared on common stock	—	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2010	236,799,455	—	$2	$—	$3,186	$(11)	$(1,090)	$(297)	$1,790

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$27	$114	$609
Equity in (income) loss of subsidiaries	(165)	431	474
Loss on early extinguishment of debt	146	—	—
Stock-based compensation	—	4	—
Noncash interest income	(19)	(17)	—
Net unrealized loss on foreign currency translations	3	—	—
Changes in operating assets and liabilities	(4)	175	(49)

Net cash provided by operating activities	(12)	707	1,034

Investing Activities:
Loan to affiliate	(110)	(529)	(423)
Repayments of loan by affiliate	125	403	—
Investment in affiliate	—	(236)	—
Proceeds from maturity of government securities
(restricted as to use)	—	—	4

Net cash provided by (used in) investing activities	15	(362)	(419)

Financing Activities:
Proceeds from issuance of Convertible Note	—	—	235
Repayments of Convertible Note	(250)	—	—
Call premiums related to early extinguishment of debt	(132)	—	—
Dividends paid to preferred stockholders	—	—	(4)
Dividends paid to common stockholders	(96)	(96)	(93)
Repurchase and cancellation of stock awards	(6)	(2)	(4)
Proceeds from issuance of common stock	3	—	—
Increase (decrease) payable to affiliates	57	7	(179)
Other, net	—	2	—

Net cash used in financing activities	(424)	(89)	(45)

(Decrease) increase in cash and cash equivalents	(421)	256	570
Cash and cash equivalents at beginning of period	826	570	—

Cash and cash equivalents at end of period	$405	$826	$570

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2010	$56	$6	$(10)	$—	$52
Year ended December 31, 2009	47	9	—	—	56
Year ended December 31, 2008	43	6	(2)	—	47

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2010	$56	$6	$(10)	$—	$52
Year ended December 31, 2009	47	9	—	—	56
Year ended December 31, 2008	43	6	(2)	—	47

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)
3.2	Third Amended and Restated Bylaws of Huntsman Corporation effective March 24, 2010 (incorporated by reference to Exhibit 3.1(i) to our current report on Form 8-K filed on March 26, 2010)
4.1	Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to Huntsman International LLC's current report on Form 8-K filed on December 23, 2004 (File No. 333-85141))
4.2	Form of Restricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-1 to Exhibit 4.1)
4.3	Form of Restricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-2 to Exhibit 4.1)
4.4	Form of Unrestricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-3 to Exhibit 4.1)
4.5	Form of Unrestricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-4 to Exhibit 4.1)
4.6	Form of Guarantee (included as Exhibit E to Exhibit 4.1)
4.7	Registration Rights Agreement dated as of February 10, 2005, by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))
4.8	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)
4.9	Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005 (File No. 333-85141))
4.10	Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)
4.11	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)
4.12	Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the $200,000,000 7 7/8% Senior Subordinated Notes due 2014 and the €400,000,000 6 7/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)
4.13	Form of Restricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-2 to Exhibit 4.12)
4.14	Form of Unrestricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-4 to Exhibit 4.12)

Number	Description
4.15	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)
4.16	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)
4.17	Indenture, dated as of July 6, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 8, 2009)
4.18	Form of 5 1/2% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on July 8, 2009)
4.19	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on July 8, 2009)
4.20	Amended and Restated Indenture, dated as of September 10, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 14, 2009)
4.21	Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)
4.22	Form of 8 5/8% Senior Subordinated Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)
4.23	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)
4.24	Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)
4.25	Form of 8 5/8% Senior Subordinated Note (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)
4.26	Form of Guarantee (included as Exhibit E to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)
10.1	Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to amendment No. 1 to the registration statement on Form S-4 of Huntsman LLC filed on February 11, 2004)
10.2	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)
10.3	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.4	Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011 (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.5	Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.6	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.7	Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

Number	Description
10.8	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.10	Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))
10.11	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427))
10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.16	Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006)
10.17	Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 23, 2007)
10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)
10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)
10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)
10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)
10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)
10.23	Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)
10.24	Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)
10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009)

Number	Description
10.26	Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009)
10.27	Form of Registration Rights Agreement dated as of June 23, 2009, by and among Huntsman International LLC, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 23, 2009)
10.28	Voting Agreement, dated as of June 22, 2009, by and among Huntsman International LLC, Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 23, 2009)
10.29	U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009)
10.30	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009)
10.31	European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009)
10.32	European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009)
10.33	Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 10-Q filed on May 7, 2010)
10.34	Registration Rights Agreement, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2010)
10.35	Registration Rights Agreement, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 30, 2010)
10.36	Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)
10.37	Registration Rights Agreement, dated as of November 12, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 15, 2010)

Number	Description
10.38*	Second Amendment to Huntsman Supplemental Executive Retirement Plan
10.39*	Third Amendment to Huntsman Supplemental Executive Retirement Plan
10.40*	Form of Restricted Stock Agreement
10.41*	Form of Phantom Share Agreement
10.42*	Form of Nonqualified Stock Option Agreement
10.43*	Form of Restricted Stock Unit Agreement for Outside Directors
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Annual Report on Form 10-K of Huntsman Corporation and Huntsman International LLC for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets for each of Huntsman Corporation and Huntsman International LLC; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for each of Huntsman Corporation and Huntsman International LLC; (iii) Condensed Consolidated Statements of Cash for each of Huntsman Corporation and Huntsman International LLC; (iv) Condensed Consolidated Statements of Equity for each of Huntsman Corporation and Huntsman International LLC; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

*
Filed herewith.

**
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