Form 10-Q
period 2011-03-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2011-05-05
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

         On April 26, 2011, 241,168,543 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents(a)	$632	$966
Restricted cash	7	7
Accounts and notes receivable (net of allowance for doubtful accounts of $55 and $52, respectively), ($717 and $589 pledged as collateral, respectively)(a)	1,759	1,413
Accounts receivable from affiliates	14	15
Inventories(a)	1,608	1,396
Prepaid expenses	43	46
Deferred income taxes	1	1
Other current assets(a)	251	164

Total current assets	4,315	4,008
Property, plant and equipment, net(a)	3,640	3,605
Investment in unconsolidated affiliates	236	234
Intangible assets, net(a)	99	105
Goodwill	94	94
Deferred income taxes	182	166
Notes receivable from affiliates	8	7
Other noncurrent assets(a)	466	495

Total assets	$9,040	$8,714

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,074	$842
Accounts payable to affiliates	38	45
Accrued liabilities(a)	712	628
Deferred income taxes	20	19
Current portion of debt(a)	200	519

Total current liabilities	2,044	2,053
Long-term debt(a)	3,857	3,627
Notes payable to affiliates	4	4
Deferred income taxes	299	314
Other noncurrent liabilities(a)	828	866

Total liabilities	7,032	6,864
Commitments and contingencies (Notes 13 and 14)
Equity Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 241,103,179 and 239,549,365 issued and 239,033,591and 236,799,455 outstanding in 2011 and 2010, respectively	2	2
Additional paid-in capital	3,220	3,186
Unearned stock-based compensation	(18)	(11)
Accumulated deficit	(1,060)	(1,090)
Accumulated other comprehensive loss	(202)	(297)

Total Huntsman Corporation stockholders' equity	1,942	1,790
Noncontrolling interests in subsidiaries	66	60

Total equity	2,008	1,850

Total liabilities and equity	$9,040	$8,714

(a)
At March 31, 2011 and December 31, 2010, respectively, $14 and $7 of cash and cash equivalents, $11 and $8 of accounts and notes receivable (net), $56 and $45 of inventories, $1 and $2 of other current assets, $274 and $275 of property, plant and equipment (net), $6 and $7 of intangible assets (net), $19 and $18 of other noncurrent assets, $85 and $56 of accounts payable, $15 and $16 of accrued liabilities, $19 and $15 of current portion of debt, $185 each of long-term debt, and $91 and $109 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 4. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended March 31,
	2011	2010
Revenues:
Trade sales, services and fees, net	$2,626	$2,049
Related party sales	53	45

Total revenues	2,679	2,094
Cost of goods sold	2,219	1,813

Gross profit	460	281
Operating expenses:
Selling, general and administrative	218	218
Research and development	39	36
Other operating expense	34	2
Restructuring, impairment and plant closing costs	7	3

Total expenses	298	259

Operating income	162	22
Interest expense, net	(59)	(61)
Equity in income of investment in unconsolidated affiliates	2	1
Loss on early extinguishment of debt	(3)	(155)

Income (loss) from continuing operations before income taxes	102	(193)
Income tax (expense) benefit	(22)	34

Income (loss) from continuing operations	80	(159)
Loss from discontinued operations, net of tax	(14)	(13)

Income (loss) before extraordinary gain	66	(172)
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—

Net income (loss)	67	(172)
Net income attributable to noncontrolling interests	(5)	—

Net income (loss) attributable to Huntsman Corporation	$62	$(172)

Net income (loss)	$67	$(172)
Other comprehensive income (loss)	96	(44)

Comprehensive income (loss)	163	(216)
Comprehensive income attributable to noncontrolling interests	(6)	—

Comprehensive income (loss) attributable to Huntsman Corporation	$157	$(216)

Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.32	$(0.68)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.06)	(0.05)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.26	$(0.73)

Weighted average shares	237.6	234.8

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.31	$(0.68)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.05)	(0.05)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.26	$(0.73)

Weighted average shares	242.9	234.8

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$75	$(159)
Loss from discontinued operations, net of tax	(14)	(13)
Extraordinary gain on the acquisition of a business, net of tax	1	—

Net income (loss)	$62	$(172)

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2011	2010
Operating Activities:
Net income (loss)	$67	$(172)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary gain on the acquisition of a business	(1)	—
Equity in income of investment in unconsolidated affiliates	(2)	(1)
Depreciation and amortization	103	98
Loss on disposal of businesses/assets, net	—	1
Loss on early extinguishment of debt	3	155
Noncash interest expense	8	10
Deferred income taxes	(16)	(20)
Noncash gain on foreign currency transactions	(3)	(3)
Stock-based compensation	8	7
Other, net	(1)	1
Changes in operating assets and liabilities:
Accounts and notes receivable	(287)	(114)
Accounts receivable from A/R Programs	—	(254)
Inventories	(171)	(96)
Prepaid expenses	1	6
Other current assets	(104)	(25)
Other noncurrent assets	37	(77)
Accounts payable	213	153
Accrued liabilities	73	(56)
Other noncurrent liabilities	(52)	(21)

Net cash used in operating activities	(124)	(408)

Investing Activities:
Capital expenditures	(60)	(37)
Investment in unconsolidated affiliates	(6)	(3)
Cash received from unconsolidated affiliates	9	—
Change in restricted cash	—	(3)

Net cash used in investing activities	(57)	(43)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Three months ended March 31,
	2011	2010
Financing Activities:
Net borrowings under revolving loan facilities	$—	$3
Revolving loan facility from A/R Programs	—	254
Net borrowings (repayments) on overdraft facilities	7	(1)
Repayments of short-term debt	(78)	(44)
Borrowings on short-term debt	65	55
Repayments of long-term debt	(120)	(611)
Proceeds from issuance of long-term debt	9	375
Repayments of notes payable	(9)	(21)
Borrowings on notes payable	1	—
Debt issuance costs paid	(4)	(16)
Call premiums related to early extinguishment of debt	(3)	(153)
Dividends paid to common stockholders	(24)	(24)
Repurchase and cancellation of stock awards	(8)	(6)
Proceeds from issuance of common stock	2	2
Excess tax benefit related to stock-based compensation	7	4
Other, net	(1)	(1)

Net cash used in financing activities	(156)	(184)

Effect of exchange rate changes on cash	3	—

Decrease in cash and cash equivalents	(334)	(635)
Cash and cash equivalents at beginning of period	966	1,745

Cash and cash equivalents at end of period	$632	$1,110

Supplemental cash flow information:
Cash paid for interest	$66	$43
Cash paid for income taxes	5	8

        During the three months ended March 31, 2011 and 2010, the amount of capital expenditures in accounts payable decreased by $13 million and $11 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
						Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2011	236,799,455	$2	$3,186	$(11)	$(1,090)	$(297)	$60	$1,850
Net income	—	—	—	—	62	—	5	67
Other comprehensive income	—	—	—	—	—	95	1	96
Issuance of nonvested stock awards	—	—	11	(11)	—	—	—	—
Vesting of stock awards	2,030,309	—	13	—	—	—	—	13
Recognition of stock-based compensation	—	—	1	4	—	—	—	5
Repurchase and cancellation of stock awards	(503,913)	—	—	—	(8)	—	—	(8)
Stock options exercised	707,740	—	2	—	—	—	—	2
Excess tax benefit related to stock-based compensation	—	—	7	—	—	—	—	7
Dividends paid on common stock	—	—	—	—	(24)	—	—	(24)

Balance, March 31, 2011	239,033,591	$2	$3,220	$(18)	$(1,060)	$(202)	$66	$2,008

	Huntsman Corporation Stockholders
	Shares
						Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2010	234,081,490	$2	$3,155	$(11)	$(1,015)	$(287)	$21	$1,865
Net loss	—	—	—	—	(172)	—	—	(172)
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Issuance of nonvested stock awards	—	—	10	(10)	—	—	—	—
Vesting of stock awards	1,803,817	—	9	—	—	—	—	9
Recognition of stock-based compensation	—	—	1	3	—	—	—	4
Repurchase and cancellation of stock awards	(425,001)	—	—	—	(6)	—	—	(6)
Stock options exercised	863,218	—	2	—	—	—	—	2
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	4
Dividends paid on common stock	—	—	—	—	(24)	—	—	(24)

Balance, March 31, 2010	236,323,524	$2	$3,181	$(18)	$(1,217)	$(331)	$21	$1,638

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents(a)	$258	$561
Restricted cash	7	7
Accounts and notes receivable (net of allowance for doubtful accounts of $55 and $52, respectively), ($717 and $589 pledged as collateral, respectively)(a)	1,759	1,413
Accounts receivable from affiliates	81	100
Inventories(a)	1,608	1,396
Prepaid expenses	41	45
Deferred income taxes	40	40
Other current assets(a)	247	160

Total current assets	4,041	3,722
Property, plant and equipment, net(a)	3,510	3,469
Investment in unconsolidated affiliates	236	234
Intangible assets, net(a)	101	107
Goodwill	94	94
Deferred income taxes	195	179
Notes receivable from affiliates	8	7
Other noncurrent assets(a)	467	495

Total assets	$8,652	$8,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,074	$840
Accounts payable to affiliates	42	59
Accrued liabilities(a)	711	626
Deferred income taxes	64	63
Note payable to affiliate	100	100
Current portion of debt(a)	200	519

Total current liabilities	2,191	2,207
Long-term debt(a)	3,857	3,627
Notes payable to affiliates	439	439
Deferred income taxes	79	94
Other noncurrent liabilities(a)	826	852

Total liabilities	7,392	7,219
Commitments and contingencies (Notes 13 and 14)
Equity Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,063	3,049
Accumulated deficit	(1,612)	(1,667)
Accumulated other comprehensive loss	(257)	(354)

Total Huntsman International LLC members' equity	1,194	1,028
Noncontrolling interests in subsidiaries	66	60

Total equity	1,260	1,088

Total liabilities and equity	$8,652	$8,307

(b)
At March 31, 2011 and December 31, 2010, respectively, $14 and $7 of cash and cash equivalents, $11 and $8 of accounts and notes receivable (net), $56 and $45 of inventories, $1 and $2 of other current assets, $274 and $275 of property, plant and equipment (net), $6 and $7 of intangible assets (net), $19 and $18 of other noncurrent assets, $85 and $56 of accounts payable, $15 and $16 of accrued liabilities, $19 and $15 of current portion of debt, $185 each of long-term debt, and $91 and $109 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 4. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2011	2010
Revenues:
Trade sales, services and fees, net	$2,626	$2,049
Related party sales	53	45

Total revenues	2,679	2,094
Cost of goods sold	2,214	1,808

Gross profit	465	286
Operating expenses:
Selling, general and administrative	217	215
Research and development	39	36
Other operating expense (income)	34	(7)
Restructuring, impairment and plant closing costs	7	3

Total expenses	297	247

Operating income	168	39
Interest expense, net	(64)	(66)
Equity in income of investment in unconsolidated affiliates	2	1
Loss on early extinguishment of debt	(3)	(9)

Income (loss) from continuing operations before income taxes	103	(35)
Income tax (expense) benefit	(22)	22

Income (loss) from continuing operations	81	(13)
Loss from discontinued operations, net of tax	(14)	(13)

Income (loss) before extraordinary gain	67	(26)
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—

Net income (loss)	68	(26)
Net income attributable to noncontrolling interests	(5)	—

Net income (loss) attributable to Huntsman International LLC	$63	$(26)

Net income (loss)	$68	$(26)
Other comprehensive income (loss)	98	(43)

Comprehensive income (loss)	166	(69)
Comprehensive income attributable to noncontrolling interests	(6)	—

Comprehensive income (loss) attributable to Huntsman International LLC	$160	$(69)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2011	2010
Operating Activities:
Net income (loss)	$68	$(26)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary gain on the acquisition of a business	(1)	—
Equity in income of investment in unconsolidated affiliates	(2)	(1)
Depreciation and amortization	98	92
Loss on disposal of businesses/assets, net	—	1
Loss on early extinguishment of debt	3	9
Noncash interest expense	13	14
Deferred income taxes	(16)	(18)
Noncash gain on foreign currency transactions	(3)	(3)
Noncash compensation	7	6
Other, net	(1)	3
Changes in operating assets and liabilities:
Accounts and notes receivable	(287)	(114)
Accounts receivable from A/R Programs	—	(254)
Inventories	(171)	(96)
Prepaid expenses	3	8
Other current assets	(104)	(14)
Other noncurrent assets	37	(77)
Accounts payable	209	161
Accrued liabilities	73	(47)
Other noncurrent liabilities	(50)	(20)

Net cash used in operating activities	(124)	(376)

Investing Activities:
Capital expenditures	(60)	(37)
Decrease (increase) in receivable from affiliate	8	(50)
Investment in unconsolidated affiliates	(6)	(3)
Cash received from unconsolidated affiliates	9	—
Change in restricted cash	—	(3)

Net cash used in investing activities	(49)	(93)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Three months ended March 31,
	2011	2010
Financing Activities:
Net borrowings under revolving loan facilities	$—	$3
Revolving loan facility from A/R Programs	—	254
Net borrowings (repayments) on overdraft facilities	7	(1)
Repayments of short-term debt	(78)	(44)
Borrowings on short-term debt	65	55
Repayments of long-term debt	(120)	(375)
Proceeds from issuance of long-term debt	9	375
Repayments of notes payable to affiliate	—	(125)
Repayments of notes payable	(9)	(21)
Borrowings on notes payable	1	—
Debt issuance costs paid	(4)	(16)
Call premiums related to early extinguishment of debt	(3)	(7)
Dividends paid to parent	(8)	—
Excess tax benefit related to stock-based compensation	7	4
Other, net	—	(1)

Net cash (used in) provided by financing activities	(133)	101

Effect of exchange rate changes on cash	3	—

Decrease in cash and cash equivalents	(303)	(368)
Cash and cash equivalents at beginning of period	561	919

Cash and cash equivalents at end of period	$258	$551

Supplemental cash flow information:
Cash paid for interest	$66	$34
Cash paid for income taxes	5	6

        During the three months ended March 31, 2011 and 2010, the amount of capital expenditures in accounts payable decreased by $13 million and $11 million, respectively. During the three months ended March 31, 2011 and 2010, Huntsman Corporation contributed $7 million and $6 million, respectively, related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2011	2,728	$3,049	$(1,667)	$(354)	$60	$1,088
Net income	—	—	63	—	5	68
Other comprehensive income	—	—	—	97	1	98
Contributions from parent	—	7	—	—	—	7
Dividend paid to parent	—	—	(8)	—	—	(8)
Excess tax benefit related to stock-based compensation	—	7	—	—	—	7

Balance, March 31, 2011	2,728	$3,063	$(1,612)	$(257)	$66	$1,260

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2010	2,728	$3,021	$(1,847)	$(348)	$21	$847
Net loss	—	—	(26)	—	—	(26)
Other comprehensive loss	—	—	—	(43)	—	(43)
Contribution from parent	—	6	—	—	—	6
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, March 31, 2010	2,728	$3,031	$(1,873)	$(391)	$21	$788

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

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 for our Company and Huntsman International.

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

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company.

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

  •
  the different capital structures; and

  •
  a note payable from Huntsman International to us.

PRINCIPLES OF CONSOLIDATION

        Our condensed consolidated financial statements (unaudited) include the accounts of our wholly-owned and majority-owned and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated, except for intercompany sales between continuing and discontinued operations.

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. During the first quarter of 2011, we reclassified bank accepted drafts in China from accounts receivable to other current assets.

RECENT DEVELOPMENTS

Amendments to A/R Programs

        On April 15 and 18, 2011, Huntsman International entered into amendments to its accounts receivable securitization programs ("A/R Programs"). These amendments, among other things, extend the scheduled commitment termination date of loan facilities under the A/R Programs to April 2014,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

add an additional lender to the loan facilities and reduce the applicable margin on borrowings. For more information, see "Note 7. Debt—Amendments to A/R Programs."

Laffans Petrochemicals Limited Acquisition

        On April 2, 2011, we completed the acquisition of the chemical business of Laffans Petrochemicals Limited, an amines and surfactants manufacturer located in Ankleshwar, India. For more information, see "Note 22. Subsequent Events—Laffans Petrochemicals Limited Acquisition."

Amendment to Credit Agreement

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things, extends $650 million of aggregate principal of our term B loan facility ("Term Loan B"), which prior to this amendment had a principal balance of $1.3 billion with maturity of April 2014, to a stated maturity of April 2017 ("Extended Term Loan B"). The amendment also increases the interest rate margin with respect to Extended Term Loan B by 1.0%. For more information, see "Note 7. Debt—Amendment of Credit Agreement."

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2011:

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant and establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments in this ASU were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The initial adoption of this statement did not have a significant impact on our condensed consolidated financial statements (unaudited).

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

the beginning of the first annual reporting period beginning on or after December 15, 2010. We complied with the disclosure requirements of this standard in connection with the April 2, 2011 Laffans Petrochemicals Limited acquisition. See "Note 22. Subsequent Events."

3. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31, 2011	December 31, 2010
Raw materials and supplies	$359	$321
Work in progress	101	99
Finished goods	1,223	1,043

Total	1,683	1,463
LIFO reserves	(75)	(67)

Net	$1,608	$1,396

        As of March 31, 2011 and December 31, 2010, approximately 10% and 12%, respectively, of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements receivable by us for March 31, 2011 and December 31, 2010 were nil and $3 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts receivable under these open exchange agreements as of March 31, 2011 and December 31, 2010 were nil each.

4. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify variable interest entities ("VIEs") for which we are the primary beneficiary. We hold a variable interest in the following three joint ventures for which we are the primary beneficiary:

  •
  Rubicon LLC manufactures products for our Polyurethanes segment. The joint venture is structured such that the total equity investment at risk is not sufficient to permit it to finance its activities without additional financial support. Under the Rubicon LLC operating agreement, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

  •
  Pacific Iron Products Sdn Bhd ("Pacific Iron Products") manufactures products for our Pigments segment. In this joint venture, we supply all the raw materials through a fixed cost supply agreement, operate the manufacturing facility and market the products. We are exposed to the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. VARIABLE INTEREST ENTITIES (Continued)

    risks related to the fluctuation of raw material prices because we have agreed to provide raw materials under a fixed cost supply agreement.

  •
  Arabian Amines Company manufactures products for our Performance Products segment. Prior to July 1, 2010, this joint venture was in the development stage and the total equity investment at risk was sufficient for the joint venture to finance its activities without additional support. Accordingly, Arabian Amines Company was accounted for under the equity method. In July 2010, Arabian Amines Company exited the development stage, which triggered the reconsideration of Arabian Amines Company as a VIE. As required in the operating agreement governing this joint venture, we purchase all of its production and sell it to our customers. Substantially all of the joint venture's activities are conducted on our behalf. As a result, we concluded that we were the primary beneficiary and began consolidating Arabian Amines Company beginning July 1, 2010. In April 2011, Arabian Amines Company settled a dispute with its third party contractors and will receive an amount totaling $11 million. With the settlement of the dispute, Arabian Amines Company also completed its certification process.

        Creditors of these entities have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. As the primary beneficiary, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

        The following table summarizes the carrying amount of these three VIEs' assets and liabilities included in our condensed consolidated balance sheet (unaudited), before intercompany eliminations (dollars in millions):

	March 31, 2011	December 31, 2010
Current assets	$101	$90
Property, plant and equipment, net	274	275
Other noncurrent assets	58	56
Deferred income taxes	40	40
Intangible assets	6	7

Total assets	$479	$468

Current liabilities	137	111
Long-term debt	188	188
Other noncurrent liabilities	90	109

Total liabilities	$415	$408

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        In 2008, we and our joint venture partner, the Zamil Group, formed Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. Arabian Amines Company's funding requirements have been satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and the Zamil Group. Trial production commenced in the second quarter of 2010 and from July 2010, Arabian Amines Company generated significant revenues from the sale of product. The plant has an approximate annual capacity of 60 million pounds. We purchase and sell all of the production from this joint venture. We have provided certain guarantees of approximately $1 million for these obligations. We have estimated that the fair value of these guarantees was nil and, accordingly, no amounts have been recorded. Arabian Amines Company was accounted for under the equity method during its development stage; we began consolidating this joint venture beginning July 1, 2010. For more information, see "Note 4. Variable Interest Entities."

        We own a 50% interest in Sasol-Huntsman GmbH and Co. KG ("Sasol-Huntsman"). Sasol-Huntsman owns and operates a maleic anhydride facility in Moers, Germany. In April 2011, an expansion at this facility began production, and we believe that a reconsideration event occurred at that time. As a result of our assessment, we concluded that the joint venture is a VIE and that we are the primary beneficiary. Accordingly, we will begin consolidating this joint venture during the second quarter of 2011. If this consolidation had occurred on January 1, 2010, the approximate pro forma revenues attributable to both our Company and Huntsman International would have been $2,709 million and $2,113 million each for the three months ended March 31, 2011 and 2010, respectively. There would have been no impact to the combined earnings attributable to us or Huntsman International excluding a one-time non cash gain upon consolidation.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of March 31, 2011 and December 31, 2010, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2011	$36	$1	$1	$11	$49
2011 charges for 2006 and prior initiatives	2	—	—	—	2
2011 charges for 2009 initiatives	—	—	—	1	1
2011 charges for 2010 initiatives	—	1	—	—	1
2011 charges for 2011 initiatives	5	—	—	—	5
Reversal of reserves no longer required	(2)	—	—	—	(2)
2011 payments for 2006 & prior initiatives	(1)	—	—	—	(1)
2011 payments for 2008 initiatives	(1)	—	—	—	(1)
2011 payments for 2009 initiatives	(2)	—	—	(1)	(3)
2011 payments for 2010 initiatives	(3)	(2)	—	—	(5)
Net activity of discontinued operations	—	—	—	(1)	(1)
Foreign currency effect on liability balance	1	—	—	—	1

Accrued liabilities as of March 31, 2011	$35	$—	$1	$10	$46

(1)
The total workforce reduction reserves of $35 million relate to the termination of 251 positions, of which 222 positions had not been terminated as of March 31, 2011.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2011	December 31, 2010
2006 initiatives and prior	$4	$4
2008 initiatives	—	1
2009 initiatives	17	20
2010 initiatives	20	24
2011 initiatives	5	—

Total	$46	$49

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2011	$—	$1	$2	$25	$8	$8	$5	$49
2011 charges for 2006 and prior initiatives	—	—	—	1	1	—	—	2
2011 charges for 2009 initiatives	—	—	—	—	1	—	—	1
2011 charges for 2010 initiatives	—	—	—	1	—	—	—	1
2011 charges for 2011 initiatives	—	—	—	5	—	—	—	5
Reversal of reserves no longer required	—	—	—	(2)	—	—	—	(2)
2011 payments for 2006 & prior initiatives	—	—	—	(1)	—	—	—	(1)
2011 payments for 2008 initiatives	—	—	—	—	(1)	—	—	(1)
2011 payments for 2009 initiatives	—	—	—	—	(3)	—	—	(3)
2011 payments for 2010 initiatives	—	—	—	(4)	—	—	(1)	(5)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	—	—	1	—	—	—	1

Accrued liabilities as of March 31, 2011	$—	$1	$2	$26	$6	$7	$4	$46

Current portion of restructuring reserves	$—	$1	$1	$26	$5	$7	$4	$44
Long-term portion of restructuring reserve	—	—	1	—	1	—	—	2
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	—	—	—	—	5	—	—	5
Estimated additional charges beyond one year	—	—	—	—	—	—	—	—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

Three months ended March 31, 2011
Cash charges:
2011 charges for 2006 and prior initiatives	$2
2011 charges for 2009 initiatives	1
2011 charges for 2010 initiatives	1
2011 charges for 2011 initiatives	5
Reversal of reserves no longer required	(2)

Total 2011 Restructuring, Impairment and Plant Closing Costs	$7

Three months ended March 31, 2010
Cash charges:
2010 charges for 2009 initiatives	$2
2010 charges for 2010 initiatives	4
Reversal of reserves no longer required	(3)

Total 2010 Restructuring, Impairment and Plant Closing Costs	$3

        During the three months ended March 31, 2011, our Textile Effects segment recorded restructuring charges of $7 million, of which $5 million related to the simplification of the commercial organization and optimization of our distribution network and $2 million related to the consolidation of our Switzerland manufacturing facilities. Our Textile Effects segment also reversed reserves of $2 million which were no longer required for workforce reductions at our production facility in Langweid, Germany and the consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

        During the three months ended March 31, 2011, our Pigments segment recorded charges of $2 million primarily related to the closure of our Grimsby, U.K. plant. We expect to incur additional charges of $5 million through December 31, 2012, primarily related to the closure of this plant.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	March 31, 2011	December 31, 2010
Senior Credit Facilities:
Term loans	$1,690	$1,688
Amounts outstanding under A/R programs	250	238
Senior notes	457	452
Senior Subordinated notes	1,194	1,279
Australian credit facilities	33	33
HPS (China) debt	163	188
Variable interest entities-Arabian Amines Company	203	200
Other	67	68

Total debt—excluding debt to affiliates	$4,057	$4,146

Total current portion of debt	$200	$519
Long-term portion	3,857	3,627

Total debt—excluding debt to affiliates	$4,057	$4,146

Total debt—excluding debt to affiliates	$4,057	$4,146
Notes payable to affiliates-noncurrent	4	4

Total debt	$4,061	$4,150

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	March 31, 2011	December 31, 2010
Senior Credit Facilities:
Term loans	$1,690	$1,688
Amounts outstanding under A/R programs	250	238
Senior notes	457	452
Subordinated notes	1,194	1,279
Australian credit facilities	33	33
HPS (China) debt	163	188
Variable interest entities-Arabian Amines Company	203	200
Other	67	68

Total debt—excluding debt to affiliates	$4,057	$4,146

Total current portion of debt	$200	$519
Long-term portion	3,857	3,627

Total debt—excluding debt to affiliates	$4,057	$4,146

Total debt—excluding debt to affiliates	$4,057	$4,146
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	439	439

Total debt	$4,596	$4,685

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: guarantees of certain debt of HPS (our Chinese MDI joint venture); a guarantee of certain obligations of Arabian Amines Company (our consolidated ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia); a guarantee of certain debt and other obligations of certain of our Australian subsidiaries; and certain indebtedness incurred from time to time to finance certain insurance premiums.

        Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Amendment to Credit Agreement

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things extends $650 million of aggregate principal of our Term Loan B, which prior to this amendment had a principal balance of $1.3 billion with maturity of April 2014, to a stated maturity of April 2017 with respect to Extended Term Loan B. In addition, the amendment increased the interest rate margin with respect to Extended Term Loan B by 1.0%.

        The amendment provides that, notwithstanding the stated maturity date, Extended Term Loan B will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

to refinance or repay our outstanding 5.50% senior notes due 2016 during the three months prior to the maturity date of such notes. Extended Term Loan B will amortize in an amount equal to 1% of the principal amount, payable annually commencing on March 31, 2012. The amendment also grants Huntsman International the right to request an extension of the remaining principal balance of Term Loan B to the stated maturity date of Extended Term Loan B.

Senior Credit Facilities

        As of March 31, 2011, our senior secured credit facilities ("Senior Credit Facilities") consisted of our revolving facility ("Revolving Facility), Term Loan B, our term C loan facility ("Term Loan C") and Extended Term Loan B as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value		Interest Rate	Maturity
Revolving Facility	$300	—	$—	(1)	USD LIBOR plus 3.00%	2014	(2)
Term Loan B	NA	$652	$652		USD LIBOR plus 1.50%	2014	(2)
Term Loan C	NA	$427	$388		USD LIBOR plus 2.25%	2016	(2)
Extended Term Loan B	NA	$650	$650		USD LIBOR plus 2.50%	2017	(2)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $27 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The Revolving Facility matures in March 2014, but is subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions. Notwithstanding the stated maturity dates, the maturities of the Revolving Facility and Term Loan B will accelerate if we do not repay, or refinance, all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities. The maturity of the Extended Term Loan B will also accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to refinance or repay our outstanding 5.50% senior notes due 2016 at least three months prior to the maturity date of such notes.

NA—Not applicable

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

Amendments to A/R Programs

        On April 15, 2011, Huntsman International entered into an amendment to the European accounts receivable securitization program ("EU A/R Program"). This amendment, among other things, extends

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

the scheduled commitment termination date of the program to April 2014, adds an additional lender to the program and reduces the applicable margin on borrowings to 2.0%.

        On April 18, 2011, Huntsman International entered into an amendment to the U.S. accounts receivable securitization program ("U.S. A/R Program"). This amendment, among other things, extends the scheduled commitment termination date of the program to April 2014, adds an additional lender to the program and reduces the applicable margin on borrowings to a range of 1.50% to 1.65%.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the three months ended March 31, 2011 and 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3
March 17, 2010	6.875% Senior Subordinated Notes due 2013	€184 (approximately $253)	€189 (approximately $259)	$7
March 17, 2010	7.50% Senior Subordinated Notes due 2015	€59 (approximately $81)	€59 (approximately $81)	$2
January 11, 2010(1)	7.00% Convertible Notes due 2018	$250	$382	$146

(1)
The convertible notes due 2018 were issued to Apollo in December 2008 as part of a settlement agreement with Apollo. The convertible notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders.

Other Debt

        During the three months ended March 31, 2011, HPS repaid RMB 85 million (approximately $13 million) of working capital loans and refinanced RMB 38 million (approximately $6 million) in working capital loans. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of March 31, 2011, HPS had $16 million in U.S. dollar borrowings and 395 million in RMB term loan and working capital borrowings (approximately $60 million) under secured facilities.

Notes Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2011, we have a loan of $535 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2011 and December 31, 2010, respectively, on the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

accompanying consolidated balance sheets. As of March 31, 2011, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our A/R Programs, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

        If in the future Huntsman International failed to comply with the Leverage Covenant, then we may not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had uncollateralized loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we may not have further access to such facilities.

        The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Program's metrics in the future could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2011, we had approximately $246 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of March 31, 2011, the fair value of the hedge was less than $2 million and is recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2011, the fair value of the hedge was less than $2 million and is recorded in other noncurrent liabilities.

        Beginning in 2009, Arabian Amines Company entered into a 12 year floating to fixed interest rate contract providing to us LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now consolidated by Huntsman International. See "Note 4. Variable Interest Entities." The notional amount of the hedge as of March 31, 2011 is $42 million and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2011, the fair value of the hedge was $4 million and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets (unaudited). For the three months ended March 31, 2011, we recorded interest income of $1 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        In conjunction with the issuance of $350 million of 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2011, the fair value of this swap was $4 million and was recorded as noncurrent assets in our condensed consolidated balance sheet (unaudited). For the three months ended March 31, 2011, the effective portion of the changes in the fair value of $15 million was recorded at a loss in other comprehensive income.

        As of and for the three months ended March 31, 2011, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2011, we have designated approximately €338 million ($476 million) of euro-denominated debt and cross-currency interest rate swap as a hedge of our net investments. For the three months ended March 31, 2011, the amount of loss recognized on the hedge of our net investments was $23 million and was recorded at a loss in other comprehensive loss. As of March 31, 2011, we had approximately €1,039 million ($1,463 million) in net euro assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualified employee benefit plan investments	$12	$12	$11	$11
Cross-currency interest rate contracts	4	4	19	19
Interest rate contracts	(8)	(8)	(9)	(9)
Long-term debt (including current portion)	(4,057)	(4,302)	(4,146)	(4,371)

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

        The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2011, and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$12	$12	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	4	—	—	4

Total assets	$16	$12	$—	$4

Liabilities:
Derivatives:
Interest rate contracts(2)	$(8)	$—	$(8)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

		Fair Value Amounts Using
Description	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$11	$11	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	19	—	—	19

Total assets	$30	$11	$—	$19

Liabilities:
Derivatives:
Interest rate contracts(2)	$(9)	$—	$(9)	$—

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

        The following table shows a reconciliation of beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Three months ended March 31, 2011
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Total
Beginning balance December 31, 2010	$19	$19
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income (loss)	(15)	(15)
Purchases, issuances, sales and settlements	—	—

Ending balance March 31, 2011	$4	$4

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2011	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

	Three months ended March 31, 2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Retained Interest in Securitized Receivables	Cross-Currency Interest Rate Contract	Total
Beginning balance at December 31, 2009	$262	$—	$262
Total gains or losses
Included in earnings	—	(2)	(2)
Included in other comprehensive income (loss)	—	6	6
Purchases, issuances, sales and settlements(1)	(262)	—	(262)

Ending balance	$—	$4	$4

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2010	$—	$(2)	$(2)

(1)
Upon adoption of ASU 2009-16, sales of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, beginning January 1, 2010, the amounts outstanding under the A/R Programs were accounted for as secured borrowings and the retained interest in securitized receivables was no longer relevant.

        Gains and losses (realized and unrealized) included in earnings for the three months ended March 31, 2011 and 2010, respectively, are reported in interest expense and other comprehensive loss as follows (dollars in millions):

	Interest expense	Other comprehensive loss
Total net (losses) gains included in earnings	$—	$—
Changes in unrealized gains (losses) relating to assets still held at March 31, 2011	—	(15)

	Interest expense	Other comprehensive loss
Total net (losses) gains included in earnings	$(2)	$—
Changes in unrealized gains (losses) relating to assets still held at March 31, 2010	(2)	6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended March 31, 2011 and 2010 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$16	$17	$1	$1
Interest cost	38	36	2	2
Expected return on assets	(46)	(42)	—	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of actuarial loss	7	6	—	—

Net periodic benefit cost	$14	$16	$2	$2

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$16	$17	$1	$1
Interest cost	38	36	2	2
Expected return on assets	(46)	(42)	—	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of actuarial loss	8	8	—	—

Net periodic benefit cost	$15	$18	$2	$2

        During the three months ended March 31, 2011 and 2010, we made contributions to our pension and other postretirement benefit plans of $62 million and $44 million, respectively. During the remainder of 2011, we expect to contribute an additional amount of $100 million to these plans.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        On each of March 31, 2011 and 2010, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of March 15, 2011 and 2010, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)
			Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2011	March 31, 2010
Foreign currency translation adjustments, net of tax of $16 and $25 as of March 31, 2011 and December 31, 2010, respectively	$389	$298	$91	$(50)
Pension and other postretirement benefit adjustments, net of tax of $91 and $92 as of March 31, 2011 and December 31, 2010, respectively	(609)	(613)	4	6
Other comprehensive income of unconsolidated affiliates	7	7	—	—
Other, net	5	4	1	—

Total	(208)	(304)	96	(44)
Amounts attributable to noncontrolling interests	6	7	(1)	—

Amounts attributable to Huntsman Corporation	$(202)	$(297)	$95	$(44)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Huntsman International

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)
			Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2011	March 31, 2010
Foreign currency translation adjustments, net of tax of $3 and $12 as of March 31, 2011 and December 31, 2010 respectively	$389	$296	$93	$(51)
Pension and other postretirement benefit adjustments, net of tax of $123 and $124 as of March 31, 2011 and December 31, 2010, respectively	(658)	(663)	5	8
Other comprehensive income of unconsolidated affiliates	7	7	—	—
Other, net	(1)	(1)	—	—

Total	(263)	(361)	98	(43)
Amounts attributable to noncontrolling interests	6	7	(1)	—

Amounts attributable to Huntsman International LLC	$(257)	$(354)	$97	$(43)

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

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our seventeen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Three months ended March 31,
	2011	2010
Unresolved at beginning of period	1,116	1,138
Tendered during period	2	6
Resolved during period(1)	39	5
Unresolved at end of period	1,079	1,139

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

        We have never made any payments with respect to these cases. As of March 31, 2011, we had an accrued liability of $13 million relating to these cases and a corresponding receivable of $13 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2011.

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

	Three months ended March 31,
	2011	2010
Unresolved at beginning of period	37	39
Filed during the period	4	1
Resolved during period	1	1
Unresolved at end of period	40	39

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil and $75,000 during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we had an accrual of $225,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2011.

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

        In addition, we and the other Polyether Polyol defendants have also been named as defendants in three civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in MDL No. 1616. While these opt out plaintiffs make similar claims as the class plaintiffs, the court denied defendants' motion to dismiss claims of improper activity outside the class period. Accordingly, the relevant time frame for these cases is 1994-2004. These cases are referred to as the "direct action cases".

        Merits discovery was consolidated in MDL No. 1616 for both the class and direct action cases and is ongoing. The trial is currently scheduled for September 2012.

        Two purported class action cases filed May 5 and 17, 2006 pending in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, by direct purchasers of MDI, TDI and polyether polyols and by indirect purchasers of these products remain largely dormant although the plaintiff in one case filed papers seeking class certification. The class certification hearing is scheduled for October 2011. A purported class action case filed February 15,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

2002 by purchasers of products containing rubber and urethanes products and pending in Superior Court of California, County of San Francisco is stayed pending resolution of MDL No. 1616. Finally, we were named in a proposed third amended complaint by indirect purchasers of MDI, TDI, polyether polyols and polyester polyols pending against Bayer and Chemtura in the U.S. District Court for the District of Massachusetts. The matter has been dismissed. The plaintiffs in each of these matters make similar claims against the defendants as the class plaintiffs in MDL No. 1616.

        We have been named as a defendant in two purported class action civil antitrust suits alleging that we and our co-defendants and other co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The cases were filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland and a consolidated complaint was filed on April 12, 2010. The other defendants named in this matter are E.I. du Pont de Nemours and Company, Kronos Worldwide Inc., Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). Together with our co-defendants we filed a motion to dismiss this litigation which the Court denied on March 29, 2011. No trial date has been set.

        In all of the antitrust litigation currently pending against us, the plaintiffs generally are seeking injunctive relief, treble damages, costs of suit and attorneys fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts material to us.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2011 and 2010 our capital expenditures for EHS matters totaled $13 million and $9 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho believed to have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service notified us that we are a CERCLA Potentially Responsible Party (a "PRP") for the mine site involving selenium contaminated surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERCLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a Remedial Investigation/Feasibility Study (an "RI/FS"). In 2009, the Forest Service notified the three PRPs (our Company, Nu-West and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in conjunction with Wells Cargo, we agreed to jointly comply with a unilateral administrative order (a "UAO") to conduct an RI/FS of the entire West Ridge of the site, although we are alleged to have had only a limited historical presence in the investigation area. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. On June 15, 2010, we received the UAO which had been executed by the Forest Service and we are presently carrying out the requirements of the order. We continue to coordinate with our insurers regarding policy coverage in this matter. At this time, we do not believe the costs to remediate this site will be material to our financial condition, results of operations or cash flow.

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

        In June of 2006, an agreement was reached between the local regulatory authorities and our Advanced Materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. In October 2010, the local authorities approved our proposed two-phase remedial approach. The first phase has been initiated in 2011 and involves groundwater extraction and treatment in one limited area of the site. The second phase, not yet defined, would proceed during site redevelopment. As the remediation has not yet been defined, we are unable to assess the amount of any potential liability.

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environment Protection Authority, Victoria, Australia (the "EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have now reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. This facility has been closed and demolition, which commenced in May 2010, is expected to be completed by mid-2011.

        By letter of March 15, 2010, the U.S. Department of Justice (the "DOJ") notified us that the U.S. Environmental Protection Agency (the "EPA") has requested that the DOJ bring an action in federal court against us and other PRPs for recovery of costs incurred by the U.S. in connection with releases of hazardous substances from the State Marine Superfund Site in Port Arthur, Texas. As of August 31, 2007, the EPA had incurred and paid approximately $2.8 million in unreimbursed response costs related to the site. Prior to filing the complaint, the DOJ requested that PRPs sign and return a standard tolling agreement (from March 31, 2010 through September 30, 2010) and participate in settlement discussions. We originally responded to an information request regarding this site on March 7, 2005 and identified historical transactions associated with a predecessor of a company we acquired. The prior owners have contractually agreed to indemnify us in this matter. While the DOJ is aware of the indemnity, we may be required to participate in future settlement discussions; therefore, on March 29,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

2010, we submitted the signed tolling agreement and offer to negotiate to the DOJ. The tolling agreement has since been extended through September 30, 2011.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $41 million and $48 million for environmental liabilities as of March 31, 2011 and December 31, 2010, respectively. Of these amounts, $5 million and $13 million were classified as accrued liabilities in our consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively, and $36 million and $35 million were classified as other noncurrent liabilities in our consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called Registration, Evaluation and Authorization of Chemicals ("REACH"). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the EEA more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

where there are no suitable alternative substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances we purchase or manufacture in, or import into, the EEA. We met pre-registration REACH compliance requirements by the November 30, 2008 regulatory deadline, with the exception of pre-registrations for two substances, for a total of 1,850 pre-registrations for substances that we intended to register. These two substances, along with the other high-volume and high-priority chemicals, were successfully registered under the program by the November 30, 2010 regulatory deadline. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $9 million, $3 million and $2 million in 2010, 2009 and 2008, respectively, on REACH compliance. However, we cannot provide assurance that these recent expenditures will be indicative of future amounts required for REACH compliance.

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

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        The U.S. Department of Homeland Security ("DHS") issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in threshold quantities on the Appendix A list were required to submit a "Top Screen" questionnaire to DHS in 2008. In early 2008, we submitted Top Screens for all of our covered facilities. After reviewing the Top Screens, DHS determined that four of our sites were "High Risk" facilities. As a result, we were required to perform security vulnerability assessments at the High Risk sites. The security vulnerability assessments were completed and sent to DHS during the fourth quarter of 2008. Based on their assessment of the security vulnerability assessments, we received notice from DHS that one of our sites was elevated to a high security risk tier. The DHS determined the other three sites to be lower security risk tiers. The three lower tiered sites have submitted Site Security Plans ("SSPs") to the DHS. The SSPs are based on a list of 18 risk-based performance standards, but security improvements recommended from the SSPs are not anticipated to be material. The high tiered site also submitted an SSP to the DHS, and security upgrades as a result of DHS requirements are estimated to cost $8 million to $10 million to be spent during 2011 and 2012. During the three months ended March 31, 2011, we spent $2 million on such security upgrades.

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

        In May and July 2010, PAPL fully disclosed the environmental noncompliance issues to the local Indian environmental agency, the Tamil Nadu Pollution Control Board ("TNPCB"). All environmental compliance and reporting issues have been addressed to the agency's satisfaction other than the use of freshwater for the dilution of wastewater effluent discharges and the remediation of several off-site solid waste disposal areas. Also in May 2010, we voluntarily contacted the SEC and the DOJ to advise them of our investigation and that we intend to cooperate fully with each of them. We met with the SEC and the DOJ in early October to discuss this matter and continue to cooperate with these agencies. Steps have been taken to halt all known illegal or improper activity. These steps included the termination of employment of management employees as appropriate. In November 2010, directions were received from TNPCB to submit a plan for the remediation of the off-site waste disposal areas and remediation is currently underway.

        No conclusions can be drawn at this time as to whether any government agencies will open formal investigations of these matters or what remedies such agencies may seek. Governmental agencies could assess material civil and criminal penalties and fines against PAPL and potentially against us and could issue orders that adversely affect the operations of PAPL. We cannot, however, determine at this time the magnitude of the penalties and fines that could be assessed, the total costs to remediate the prior noncompliance or the effects of implementing any necessary corrective measures on PAPL's operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of March 31, 2011, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of March 31, 2011, we had 10.3 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended March 31,
	2011	2010
Huntsman Corporation	$8	$7
Huntsman International	7	6

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $2 million each for each of the three months ended March 31, 2011 and 2010.

STOCK OPTIONS

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted average of the assumptions utilized for stock options granted during the periods.

	Three months ended March 31,
	2011	2010
Dividend yield	3.3%	3.0%
Expected volatility	65.6%	69.0%
Risk-free interest rate	2.8%	3.1%
Expected life of stock options granted during the period	6.6 years	6.6 years

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the Stock Incentive Plan as of March 31, 2011 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2011	10,997	$12.28
Granted	941	17.59
Exercised	(708)	2.77
Forfeited	(92)	6.03

Outstanding at March 31, 2011	11,138	13.39	6.7	$66

Exercisable at March 31, 2011	7,890	15.55	5.9	35

        The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2011 was $9.22 per option. As of March 31, 2011, there was $11 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

        The total intrinsic value of stock options exercised during the three months ended March 31, 2011and 2010 was $10 million and $9 million, respectively.

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

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of March 31, 2011 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2011	3,126		$6.95	1,642	$6.05
Granted	664		17.59	311	17.59
Vested	(1,304)	(1)	7.05	(726)	5.54
Forfeited	—		—	(68)	8.65

Nonvested at March 31, 2011	2,486		9.74	1,159	9.31

(1)
As of March 31, 2011, a total of 375,533 restricted stock units were vested, of which 46,401 vested during the three months ended March 31, 2011. Only 70,970 of these shares have been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of March 31, 2011, there was $37 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The value of share awards that vested during the three months ended March 31, 2011 and 2010 was $22 million and $18 million, respectively.

16. CASUALTY LOSSES AND INSURANCE RECOVERIES

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

        Through December 31, 2009, we received $41 million in payments in connection with our insurance claim for property damage and business interruption losses from the 2005 Gulf Coast storms. On July 29, 2009, the reinsurers filed a declaratory judgment action asking the Court to compel arbitration between the parties or to declare that the reinsurers owed nothing further from the storm damage. We filed a counterclaim asking the Court to declare that the reinsurers owed us the remaining amount of our claim. Subsequently, the parties participated in mediation on February 8-9, 2010, and resolved the remainder of our insurance claim for a total of $7 million. The reinsurers paid this amount within 30 days following the execution of the proof of loss and settlement agreement. In connection with this settlement, we recorded a $7 million pre-tax gain in discontinued operations during the first quarter of 2010.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. During the three months ended March 31, 2011, we released valuation allowances of $5 million on certain net deferred tax assets in Luxembourg. During the three months ended March 31, 2010, we released a valuation allowance of $14 million on certain net deferred tax assets in Australia.

        During the three months ended March 31, 2011 and 2010, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit of approximately $1 million and $6 million, respectively, resulting from the settlement of tax audits, the effective settlement of certain tax positions and the expiration of statutes of limitations, net of current year additions.

HUNTSMAN CORPORATION

        In addition to the tax benefits resulting from the valuation allowance release and the unrecognized tax benefit items discussed above, during the three months ended March 31, 2011 and 2010 we recognized $1 million and $12 million of tax benefit, respectively, on the $3 million and $155 million of loss on early extinguishment of debt (the majority of the 2010 loss is not deductible for tax purposes). Excluding these items, we recorded income tax expense of $29 million and income tax benefit of $2 million for the three months ended March 31, 2011 and 2010, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

HUNTSMAN INTERNATIONAL

        In addition to the tax benefits resulting from the valuation allowance release and the unrecognized tax benefit items discussed above, during the three months ended March 31, 2011 and 2010 Huntsman International recognized $1 million and $3 million of tax benefit, respectively, on the $3 million and $9 million of loss on early extinguishment of debt. Excluding these items, Huntsman International recorded income tax expense of $29 million and $1 million for the three months ended March 31, 2011 and 2010, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

18. DISCONTINUED OPERATIONS

Australian Styrenics Business Shutdown

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. The following results of operations of our former Australian styrenics business have been presented as

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. DISCONTINUED OPERATIONS (Continued)

discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended March 31,
	2011	2010
Revenues	$9	$25
Costs and expenses	(30)	(45)

Operating loss	(21)	(20)
Income tax benefit	7	8

Loss from discontinued operations, net of tax	$(14)	$(12)

        In 2006, product defect actions were filed against our subsidiary Huntsman Chemical Company Australia Pty Ltd ("HCCA") in Australian courts relating to the sale and supply of vinyl ester resins that were used in the manufacture of fiberglass swimming pools. HCCA ceased manufacturing these resins by 2004 and sold the business that manufactured and sold these resins in 2007.

        In 2010 and 2011, the courts found HCCA liable for damage to certain swimming pools and one court issued a ruling awarding $87,000 per pool for each of 423 known damaged pools plus an additional 143 pools that could potentially fail plus economic damages, costs and interest in amounts still to be determined.

        These and other related claims were tendered to HCCA's insurers, who continue to defend these matters. During the first quarter of 2011, HCCA increased its estimate of potential loss related to these claims and recorded a liability for the full estimated value of the claims and a corresponding receivable relating to our indemnity protection with a net charge to discontinued operations for any potential shortfall in insurance coverage.

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

        During the three months ended March 31, 2010, we recorded an after tax loss from discontinued operations of $1 million, which consisted of $8 million of loss resulting principally from legal fees related to the ongoing arbitration of a fire insurance claim at our former Port Arthur, Texas olefins manufacturing plant offset in part by a $7 million pretax gain from the settlement of insurance claims related to the 2005 U.S. gulf coast storms. See "Note 16. Casualty Losses and Insurance Recoveries."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted loss per share reflects potential dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised or converted.

        Basic and diluted loss per share is determined using the following information (in millions):

	Three months ended March 31,
	2011	2010
Numerator:
Basic and diluted income from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$75	$(159)

Basic and diluted net loss:
Net income (loss) attributable to Huntsman Corporation	$62	$(172)

Shares (denominator):
Weighted average shares outstanding	237.6	234.8
Dilutive securities:
Stock-based awards	5.3	—

Total dilutive shares outstanding assuming conversion	242.9	234.8

        Additional stock-based awards of 7.1 million and 5.9 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2011 and 2010, respectively. These stock-based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010 periods because the effect would be anti-dilutive. In addition, our 7% convertible notes due 2018 would have had a weighted average effect of 3.6 million shares of common stock for the three months ended March 31, 2010 and interest expense, net of tax, of $1 million would have been included as an adjustment to the numerator of the diluted loss per share calculation for the three months ended March 31, 2010. However, the potential effect of assumed conversion of the convertible notes due 2018 were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 period because the effect would be anti-dilutive.

20. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated chemical products. We have reported our operations through five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. We have organized our business and derived our operating segments around differences in product lines.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended March 31,
	2011	2010
Net Sales:
Polyurethanes	$1,047	$767
Performance Products	804	616
Advanced Materials	350	291
Textile Effects	190	195
Pigments	364	269
Eliminations	(76)	(44)

Total	$2,679	$2,094

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$114	$52
Performance Products	115	60
Advanced Materials	39	33
Textile Effects	(11)	—
Pigments	84	28
Corporate and other(2)	(81)	(207)

Subtotal	260	(34)
Discontinued Operations(3)	(21)	(21)

Total	239	(55)
Interest expense, net	(59)	(61)
Income tax (expense) benefit—continuing operations	(22)	34
Income tax benefit—discontinued operations	7	8
Depreciation and amortization	(103)	(98)

Net income (loss) attributable to Huntsman Corporation	$62	$(172)

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$114	$52
Performance Products	115	60
Advanced Materials	39	33
Textile Effects	(11)	—
Pigments	84	28
Corporate and other(2)	(80)	(50)

Subtotal	261	123
Discontinued Operations(3)	(21)	(21)

Total	240	102
Interest expense, net	(64)	(66)
Income tax (expense) benefit—continuing operations	(22)	22
Income tax benefit—discontinued operations	7	8
Depreciation and amortization	(98)	(92)

Net income (loss) attributable to Huntsman International LLC	$63	$(26)

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. OPERATING SEGMENT INFORMATION (Continued)

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs and non-operating income and expense.

(3)
The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers, base chemicals and Australian styrenics businesses are included in discontinued operations for all periods presented. For more information, see "Note 18. Discontinued Operations."

21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$52	$6	$200	$—	$258
Restricted cash	—	—	7	—	7
Accounts and notes receivable, net	23	196	1,540	—	1,759
Accounts receivable from affiliates	1,225	2,693	83	(3,920)	81
Inventories	88	241	1,290	(11)	1,608
Prepaid expenses	9	4	35	(7)	41
Deferred income taxes	5	—	44	(9)	40
Other current assets	16	8	239	(16)	247

Total current assets	1,418	3,148	3,438	(3,963)	4,041
Property, plant and equipment, net	407	873	2,228	2	3,510
Investment in unconsolidated affiliates	5,336	1,584	177	(6,861)	236
Intangible assets, net	57	3	41	—	101
Goodwill	(18)	84	28	—	94
Deferred income taxes	37	—	175	(17)	195
Notes receivable from affiliates	52	974	7	(1,025)	8
Other noncurrent assets	61	160	245	1	467

Total assets	$7,350	$6,826	$6,339	$(11,863)	$8,652

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$229	$774	$—	$1,074
Accounts payable to affiliates	1,970	942	1,049	(3,919)	42
Accrued liabilities	76	80	577	(22)	711
Deferred income taxes	—	55	21	(12)	64
Note payable to affiliate	100	—	—	—	100
Current portion of debt	24	—	176	—	200

Total current liabilities	2,241	1,306	2,597	(3,953)	2,191
Long-term debt	3,323	—	534	—	3,857
Notes payable to affiliates	435	—	1,029	(1,025)	439
Deferred income taxes	8	6	79	(14)	79
Other noncurrent liabilities	149	137	542	(2)	826

Total liabilities	6,156	1,449	4,781	(4,994)	7,392
Equity Huntsman International LLC members' equity:
Members' equity	3,063	4,754	2,280	(7,034)	3,063
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,612)	(1,184)	(475)	1,659	(1,612)
Accumulated other comprehensive (loss) income	(257)	1,807	(270)	(1,537)	(257)

Total Huntsman International LLC members' equity	1,194	5,377	1,536	(6,913)	1,194
Noncontrolling interests in subsidiaries	—	—	22	44	66

Total equity	1,194	5,377	1,558	(6,869)	1,260

Total liabilities and equity	$7,350	$6,826	$6,339	$(11,863)	$8,652

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF DECEMBER 31, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$220	$9	$332	$—	$561
Restricted cash	—	—	7	—	7
Accounts and notes receivable, net	17	112	1,284	—	1,413
Accounts receivable from affiliates	1,275	2,530	79	(3,784)	100
Inventories	78	240	1,089	(11)	1,396
Prepaid expenses	11	6	42	(14)	45
Deferred income taxes	5	—	44	(9)	40
Other current assets	—	3	160	(3)	160

Total current assets	1,606	2,900	3,037	(3,821)	3,722
Property, plant and equipment, net	417	881	2,169	2	3,469
Investment in unconsolidated affiliates	5,018	1,403	172	(6,359)	234
Intangible assets, net	62	3	42	—	107
Goodwill	(17)	84	27	—	94
Deferred income taxes	(9)	—	161	27	179
Notes receivable from affiliates	51	930	7	(981)	7
Other noncurrent assets	73	169	253	—	495

Total assets	$7,201	$6,370	$5,868	$(11,132)	$8,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42	$212	$586	$—	$840
Accounts payable to affiliates	1,892	860	1,091	(3,784)	59
Accrued liabilities	102	77	464	(17)	626
Deferred income taxes	—	55	19	(11)	63
Note payable to affiliate	100	—	—	—	100
Current portion of debt	114	—	405	—	519

Total current liabilities	2,250	1,204	2,565	(3,812)	2,207
Long-term debt	3,320	—	307	—	3,627
Notes payable to affiliates	435	—	985	(981)	439
Deferred income taxes	8	(28)	86	28	94
Other noncurrent liabilities	160	138	555	(1)	852

Total liabilities	6,173	1,314	4,498	(4,766)	7,219
Equity Huntsman International LLC members' equity:
Members' equity	3,049	4,764	2,217	(6,981)	3,049
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,667)	(1,308)	(549)	1,857	(1,667)
Accumulated other comprehensive (loss) income	(354)	1,600	(318)	(1,282)	(354)

Total Huntsman International LLC members' equity	1,028	5,056	1,351	(6,407)	1,028
Noncontrolling interests in subsidiaries	—	—	19	41	60

Total equity	1,028	5,056	1,370	(6,366)	1,088

Total liabilities and equity	$7,201	$6,370	$5,868	$(11,132)	$8,307

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$204	$803	$1,619	$—	$2,626
Related party sales	82	134	286	(449)	53

Total revenues	286	937	1,905	(449)	2,679
Cost of goods sold	243	766	1,654	(449)	2,214

Gross profit	43	171	251	—	465
Selling, general and administrative	39	26	152	—	217
Research and development	11	8	20	—	39
Other operating expense (income)	37	(27)	24	—	34
Restructuring, impairment and plant closing costs	—	—	7	—	7

Operating income	(44)	164	48	—	168
Interest (expense) income, net	(56)	10	(18)	—	(64)
Equity in income of investment
in affiliates and subsidiaries	119	8	2	(127)	2
Loss on early extinguishment of debt	(3)	—	—	—	(3)

Income from continuing operations before income taxes	16	182	32	(127)	103
Income tax benefit (expense)	40	(60)	(2)	—	(22)

Income from continuing operations	56	122	30	(127)	81
Income (loss) from discontinued operations, net of tax	7	—	(21)	—	(14)

Income before extraordinary gain	63	122	9	(127)	67
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	1	—	1

Net income	63	122	10	(127)	68
Net income attributable to noncontrolling interests	—	—	(4)	(1)	(5)

Net income attributable to Huntsman International LLC	$63	$122	$6	$(128)	$63

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$29	$23	$(176)	$—	$(124)

Investing activities:
Capital expenditures	(3)	(17)	(40)	—	(60)
Decrease in receivable from affiliate	8	—	—	—	8
Investment in consolidated affiliate	(86)	(1)	—	87	—
Investment in unconsolidated affiliate	—	(6)	—	—	(6)
Cash received from unconsolidated affiliates	—	9	—	—	9

Net cash used in investing activities	(81)	(15)	(40)	87	(49)
Financing activities:
Net borrowings on overdraft facilities	—	—	7	—	7
Repayments of short-term debt	—	—	(78)	—	(78)
Borrowings on short-term debt	—	—	65	—	65
Repayments of long-term debt	(100)	—	(20)	—	(120)
Proceeds from issuance of long-term debt	—	—	9	—	9
Repayments of notes payable	(8)	—	(1)	—	(9)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums paid related to early extinguishment of debt	(3)	—	—	—	(3)
Contribution from parent, net	—	(11)	98	(87)	—
Dividends paid	(8)	—	—	—	(8)
Excess tax benefit related to stock-based compensation	7	—	—	—	7

Net cash (used in) provided by financing activities	(116)	(11)	81	(87)	(133)
Effect of exchange rate changes on cash	—	—	3	—	3

(Decrease) increase in cash and cash equivalents	(168)	(3)	(132)	—	(303)
Cash and cash equivalents at beginning of period	220	9	332	—	561

Cash and cash equivalents at end of period	$52	$6	$200	$—	$258

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(342)	$4	$(37)	$(1)	$(376)

Investing activities:
Capital expenditures	(2)	(14)	(21)	—	(37)
Investment in unconsolidated affiliates	—	1	(4)	—	(3)
Investment in affiliate	(27)	5	—	22	—
Change in restricted cash	—	—	(3)	—	(3)
Increase in receivable from affiliate	(50)	—	—	—	(50)

Net cash used in investing activities	(79)	(8)	(28)	22	(93)

Financing activities:
Net borrowings under revolving loan facilities	—	—	3	—	3
Revolving loan facility from A/R Programs	254	—	—	—	254
Net repayments on overdraft facilities	—	—	(1)	—	(1)
Repayments of short-term debt	—	—	(44)	—	(44)
Proceeds from short-term debt	—	—	55	—	55
Repayments of long-term debt	(355)	—	(20)	—	(375)
Proceeds from long-term debt	350	—	25	—	375
Repayment of note payable to affiliate	(125)	—	—	—	(125)
Intercompany repayments	—	—	(5)	5	—
Repayments of notes payable	(18)	—	(3)	—	(21)
Debt issuance costs paid	(16)	—	—	—	(16)
Call premiums paid related to early extinguishment of debt	(7)	—	—	—	(7)
Contribution from parent, net	—	(9)	36	(27)	—
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	(2)	—	—	1	(1)

Net cash provided by (used in) financing activities	85	(9)	46	(21)	101

Effect of exchange rate changes on cash	—	—	—	—	—

Decrease in cash and cash equivalents	(336)	(13)	(19)	—	(368)
Cash and cash equivalents at beginning of period	688	24	207	—	919

Cash and cash equivalents at end of period	$352	$11	$188	$—	$551

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. SUBSEQUENT EVENTS

LAFFANS PETROCHEMICALS LIMITED ACQUISITION

        On April 2, 2011, we completed the acquisition of the chemical business of Laffans Petrochemicals Limited, an amines and surfactants manufacturer located in Ankleshwar, India. The acquisition cost of approximately $23 million in cash, which included a non-compete agreement and other obligations, is preliminary pending finalization of closing working capital. The acquired business will be integrated into our Performance Products segment. Transaction costs charged to expense related to this acquisition were not significant through March 31, 2011. If this acquisition were to have occurred on January 1, 2010, the following estimated pro forma revenues and net income (loss) attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

	Pro Forma Three Months Ended March 31,
	2011	2010
Revenues	$2,692	$2,107
Net income (loss) attributable to Huntsman Corporation	62	(171)

Huntsman International

	Pro Forma Three Months Ended March 31,
	2011	2010
Revenues	$2,692	$2,107
Net income (loss) attributable to Huntsman International	63	(25)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        With respect to Huntsman Corporation, certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Huntsman International is a limited liability company, and, pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, as amended, the safe harbor for certain forward-looking statements is inapplicable to it. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010.

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy- based polymer formulations, textile chemicals, dyes maleic anhydride and titanium dioxide. We had revenues for the three months ended March 31, 2011 and 2010 of $2,679 million and $2,094 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

RECENT DEVELOPMENTS

Amendments to A/R Programs

        On April 15 and 18, 2011, Huntsman International entered into amendments to its A/R Programs. These amendments, among other things, extend the scheduled commitment termination date of loan facilities under the A/R Programs to April 2014, add an additional lender to the loan facilities and reduce the applicable margin on borrowings. For more information, see "Note 7. Debt—Amendments to A/R Programs."

Laffans Petrochemicals Limited Acquisition

        On April 2, 2011, we completed the acquisition of the chemical business of Laffans Petrochemicals Limited, an amines and surfactants manufacturer located in Ankleshwar, India. For more information, see "Note 22. Subsequent Events—Laffans Petrochemicals Limited Acquisition."

Amendment of Credit Agreement

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. This amendment, among other things, extends $650 million of aggregate principal of our Term Loan B, which prior to this amendment had a principal balance of $1.3 billion with maturity of April 2014, to a stated maturity of April 2017 with respect to Extended Term B. The amendment also increases the interest rate margin with respect to Extended Term Loan B by 1.0%. For more information, see "Note 7. Debt—Amendment of Term Loan B."

OUTLOOK

        Global demand for most of our products is strong and we continue to be encouraged by underlying trends within our businesses. Average selling prices increased sequentially on a quarterly basis within each of our businesses and our capacity utilization rates continue to improve. We expect these trends to continue during the second quarter. We will continue to raise selling prices and recapture margin despite increasing raw material and energy costs.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions):

Huntsman Corporation

	Three months ended March 31,
			Percent Change
	2011	2010
Revenues	$2,679	$2,094	28%
Cost of goods sold	2,219	1,813	22%

Gross profit	460	281	64%
Operating expenses	291	256	14%
Restructuring, impairment and plant closing costs	7	3	133%

Operating income	162	22	636%
Interest expense, net	(59)	(61)	(3)%
Equity in income of investment in unconsolidated affiliates	2	1	100%
Loss on early extinguishment of debt	(3)	(155)	(98)%

Income (loss) from continuing operations before income taxes	102	(193)	NM
Income tax (expense) benefit	(22)	34	NM

Income (loss) from continuing operations	80	(159)	NM
Loss from discontinued operations, net of tax	(14)	(13)	8%
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	NM

Net income (loss)	67	(172)	NM
Net income attributable to noncontrolling interests	(5)	—	NM

Net income (loss) attributable to Huntsman Corporation	62	(172)	NM
Interest expense, net	59	61	(3)%
Income tax expense (benefit) from continuing operations	22	(34)	NM
Income tax benefit from discontinued operations	(7)	(8)	(13)%
Depreciation and amortization	103	98	5%

EBITDA(1)	$239	$(55)	NM

Adjusted EBITDA(1)	$302	$123	146%
Net income (loss) per share:
Basic	$0.26	$(0.73)	NM
Diluted	0.26	(0.73)	NM
Adjusted net income (loss)(2)	114	(16)	NM
Adjusted income (loss) per share(2):
Basic	0.48	(0.07)	NM
Diluted	0.47	(0.07)	NM
Net cash used in operating activities	(124)	(408)	(70)%
Net cash used in investing activities	(57)	(43)	33%
Net cash used in financing activities	(156)	(184)	(15)%

Huntsman International

	Three months ended March 31,
			Percent Change
	2011	2010
Revenues	$2,679	$2,094	28%
Cost of goods sold	2,214	1,808	22%

Gross profit	465	286	63%
Operating expenses	290	244	19%
Restructuring, impairment and plant closing costs	7	3	133%

Operating income	168	39	331%
Interest expense, net	(64)	(66)	(3)%
Equity in income of investment in unconsolidated affiliates	2	1	100%
Loss on early extinguishment of debt	(3)	(9)	(67)%

Income (loss) from continuing operations before income taxes	103	(35)	NM
Income tax (expense) benefit	(22)	22	NM

Income (loss) from continuing operations	81	(13)	NM
Loss from discontinued operations, net of tax	(14)	(13)	8%
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	NM

Net income (loss)	68	(26)	NM
Net income attributable to noncontrolling interests	(5)	—	NM

Net income (loss) attributable to Huntsman International LLC	63	(26)	NM
Interest expense, net	64	66	(3)%
Income tax expense (benefit) from continuing operations	22	(22)	NM
Income tax expense (benefit) from discontinued operations	(7)	(8)	(13)%
Depreciation and amortization	98	92	7%

EBITDA(1)	$240	$102	135%

Adjusted EBITDA(1)	$303	$134	126%
Adjusted net income (loss)(2)	115	(7)	NM
Net cash used in operating activities	(124)	(376)	(67)%
Net cash used in investing activities	(49)	(93)	(47)%
Net cash (used in) provided by financing activities	(133)	101	NM

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

  Adjusted EBITDA is computed by eliminating the following from EBITDA: unallocated foreign exchange gains or losses; loss or gain on early extinguishment of debt; legal settlements; EBITDA from discontinued operations; acquisition costs; extraordinary loss (gain) on the acquisition of a business; and restructuring, impairment and plant closing costs. Adjusted EBITDA is presented solely as a supplemental disclosure to EBITDA and reported GAAP measures because we believe that it is indicative of our operating performance and is frequently used as a valuation measure of chemical companies. Our management also uses Adjusted EBITDA to evaluate the core operating performance of our segments and business.

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

  We believe that net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and Adjusted EBITDA. For each of our Company and Huntsman International, the following tables reconcile net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, to EBITDA and Adjusted EBITDA (dollars in millions):

  For each of our Company and Huntsman International, the following tables set forth certain items of income (expense) included in EBITDA (in millions):

  Huntsman Corporation

	Three months ended March 31,
	2011	2010
Net income (loss) attributable to Huntsman Corporation	$62	$(172)
Interest expense, net	59	61
Income tax expense (benefit) from continuing operations	22	(34)
Income tax benefit from discontinued operations	(7)	(8)
Depreciation and amortization	103	98

EBITDA	239	(55)
Foreign exchange gains—unallocated	(2)	(1)
Loss on early extinguishment of debt	3	155
Legal settlements	34	—
Amounts included in discontinued operations	21	21
Acquisition expenses	1	—
Extraordinary gain on the acquisition of a business	(1)	—
Restructuring, impairment and plant closing costs (credits):
Advanced Materials	—	(2)
Textile Effects	5	—
Pigments	2	1
Corporate and other	—	4

Total restructuring, impairment and plant closing costs	7	3

Adjusted EBITDA	$302	$123

  Huntsman International

	Three months ended March 31,
	2011	2010
Net income (loss) attributable to Huntsman International	$63	$(26)
Interest expense, net	64	66
Income tax expense (benefit) from continuing operations	22	(22)
Income tax benefit from discontinued operations	(7)	(8)
Depreciation and amortization	98	92

EBITDA	240	102
Foreign exchange gains—unallocated	(2)	(1)
Loss on early extinguishment of debt	3	9
Legal settlements	34	—
Amounts included in discontinued operations	21	21
Acquisition expenses	1	—
Extraordinary gain on the acquisition of a business	(1)	—
Restructuring, impairment and plant closing costs (credits):
Advanced Materials	—	(2)
Textile Effects	5	—
Pigments	2	1
Corporate and other	—	4

Total restructuring, impairment and plant closing costs	7	3

Adjusted EBITDA	$303	$134

(2)
Adjusted net income (loss) is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: unallocated foreign exchange gains or losses; loss or gain on early extinguishment of debt; legal settlements; income (loss) from discontinued operations; acquisition costs; gain on sale of a business; extraordinary loss (gain) on the acquisition of a business; and restructuring, impairment and plant closing costs. The income tax impacts of each aforementioned item was calculated using the statutory rates in the applicable taxing jurisdiction and considering valuation allowances on deferred tax assets in each jurisdiction. Basic adjusted income (loss) per share excludes dilution and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

  We believe that net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, and income (loss) per share are the performance measures calculated and presented in accordance with GAAP that are most directly comparable to Adjusted net income (loss) and adjusted income (loss) per share. For each of our Company and Huntsman International, the following tables reconcile net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, to adjusted net income (loss) (in millions):

  Huntsman Corporation

	Three months ended March 31,
	2011	2010
Net income (loss) attributable to Huntsman Corporation	$62	$(172)
Foreign exchange gains—unallocated, net of tax of $6 and $(5), respectively	4	(6)
Loss on early extinguishment of debt, net of tax of $(1) and $(12), respectively	2	143
Legal settlements, net of tax of $(13) and nil, respectively	21	—
Discount amortization of settlement financing, net of tax of $(3) and $(2), respectively	4	4
Discontinued operations, net of tax of $(7) and $(8), respectively	14	13
Acquisition expenses, net of tax of nil for each	1	—
Restructuring, impairment and plant closing costs (credits), net of tax of nil and $(1) respectively	7	2
Extraordinary gain on the acquisition of business, net of tax of nil	(1)	—

Adjusted net income (loss)	$114	$(16)

Weighted average shares-diluted	242.9	234.8

  Huntsman International

	Three months ended March 31,
	2011	2010
Net income (loss) attributable to Huntsman International	$63	$(26)
Foreign exchange gains—unallocated, net of tax of $6 and $(5), respectively	4	(6)
Loss on early extinguishment of debt, net of tax of $(1) and $(3), respectively	2	6
Legal settlements, net of tax of $(13) and nil, respectively	21	—
Discount amortization of settlement financing, net of tax of $(3) and $(2), respectively	4	4
Discontinued operations, net of tax of $(7) and $(8), respectively	14	13
Acquisition expenses, net of tax of nil for each	1	—
Restructuring, impairment and plant closing costs (credits), net of tax of nil and $(1) respectively	7	2
Extraordinary gain on the acquisition of business, net of tax of nil	(1)	—

Adjusted net income (loss)	$115	$(7)

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

        For the three months ended March 31, 2011, the net income attributable to Huntsman Corporation was $62 million on revenues of $2,679 million, compared with net loss attributable to Huntsman Corporation of $172 million on revenues of $2,094 million for the same period of 2010. For the three months ended March 31, 2011, the net income attributable to Huntsman International LLC was $63 million on revenues of $2,679 million, compared with net loss attributable to Huntsman International LLC of $26 million on revenues of $2,094 million for the same period of 2010. The increase of $234 million in net income attributable to Huntsman Corporation and the increase of $89 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the three months ended March 31, 2011 increased by $585 million, or 28%, as compared with the 2010 period. The increase was due principally to higher average selling prices in all of our segments except Polyurethanes which resulted from a change in the mix of products sold, and higher sales volumes in all of our segments except Textile Effects. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2011 increased by $179 million each, or 64% and 63%, respectively, as compared with the 2010 period. The increase resulted from higher gross margins in all of our segments except Textile Effects. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2011 increased by $35 million and $46 million, or 14% and 19%, respectively, as compared with the 2010 period primarily related to higher expenses related to legal claims.

  •
  Restructuring, impairment and plant closing costs for the three months ended March 31, 2011 increased to $7 million from $3 million in the 2010 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended March 31, 2011 decreased by $2 million each, or 3% each, as compared with the 2010 period and resulted primarily from lower average debt balances outstanding during the first quarter of 2011.

  •
  Our loss on early extinguishment of debt for the three months ended March 31, 2011 resulted from the January 18, 2011 repurchase of $100 million of 7.375% senior subordinated notes due 2015. The loss on early extinguishment of debt for the three months ended March 31, 2010 resulted from the January 11, 2010 repurchase of the 7% convertible notes due 2018 (Huntsman Corporation only) and from the March 17, 2010 partial redemption of 6.875% senior subordinated notes due 2013 and the 7.50% senior subordinated notes due 2015. For more information see "Note 7. Debt" to our condensed consolidated financial statements (unaudited).

  •
  For the three months ended March 31, 2011, our income tax expense increased by $56 million and Huntsman International's tax expense increased by $44 million, as compared with the same period in 2010, primarily due to increased pre-tax income. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the three months ended March 31, 2010, we computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision, as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For the three months ended March 31, 2011, we used the annual effective tax rate method. For further information concerning taxes, see "Note 17. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Loss from discontinued operations, net of tax, for the three months ended March 31, 2011 increased to $14 million from $13 million in the 2010 period resulting primarily from higher legal costs. For more information, see "Note 18. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Three months ended March 31,
			Percent Change
	2011	2010
Revenues
Polyurethanes	$1,047	$767	37%
Performance Products	804	616	31%
Advanced Materials	350	291	20%
Textile Effects	190	195	(3)%
Pigments	364	269	35%
Eliminations	(76)	(44)	73%

Total	$2,679	$2,094	28%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$114	$52	119%
Performance Products	115	60	92%
Advanced Materials	39	33	18%
Textile Effects	(11)	—	NM
Pigments	84	28	200%
Corporate and other	(81)	(207)	(61)%

Subtotal	260	(34)	NM
Discontinued Operations	(21)	(21)	—%

Total	$239	$(55)	NM

Huntsman International
Segment EBITDA
Polyurethanes	$114	$52	119%
Performance Products	115	60	92%
Advanced Materials	39	33	18%
Textile Effects	(11)	—	NM
Pigments	84	28	200%
Corporate and other	(80)	(50)	60%

Subtotal	261	123	112%
Discontinued Operations	(21)	(21)	—%

Total	$240	$102	135%

	Three months ended March 2011 vs. 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	14%	—%	(17)%	42%
Performance Products	16%	—%	1%	14%
Advanced Materials	8%	—%	7%	6%
Textile Effects	3%	1%	—%	(7)%
Pigments	25%	—%	—%	11%
Total Company	10%	—%	(4)%	23%

	First Quarter 2011 vs. Fourth Quarter 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	7%	—%	(3)%	7%
Performance Products	10%	—%	3%	3%
Advanced Materials	3%	1%	(1)%	11%
Textile Effects	1%	1%	1%	(2)%
Pigments	7%	—%	—%	3%
Total Company	7%	—%	—%	5%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to higher sales volumes and higher average selling prices. MDI sales volumes increased across almost all sectors. MDI sales volumes increased primarily due to improved demand in the insulation and automotive sectors. PO/MTBE sales volumes increased compared to the prior year primarily due to the 2010 planned maintenance outage at our Port Neches, Texas facility. Average MDI selling prices increased in response to higher raw material costs. Average PO/MTBE selling prices increased primarily in response to higher raw material costs and industry supply constraints. The increase in EBITDA was primarily due to the 2010 planned maintenance at our Port Neches, Texas facility, the estimated impact of which was $40 million, as well as higher sales volumes.

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended March 31, 2011 compared to the same period in 2010 was due to higher average selling prices, higher sales volumes and the consolidation of the Arabian Amines Company joint venture. Average selling prices increased across all product groups primarily in response to stronger market conditions and higher raw material costs. Sales volumes increased primarily due to stronger demand. EBITDA increased as a result of higher contribution margins, higher sales volumes and the consolidation of the Arabian Amines Company joint venture, partially offset by higher manufacturing and selling, general and administrative costs. During the three months ended March 31, 2011 and 2010, we experienced unplanned mechanical shutdowns at our Port Neches, Texas facility resulting in approximately $7 million and $11 million of estimated higher costs, respectively.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the three months ended March 31, 2011 compared to the same period in 2010 was due to higher average selling prices and higher sales volumes. Average selling prices increased for our specialty components and base resins products primarily in response to higher raw material costs, partially offset by lower average selling prices in our formulations product lines principally as a result of competitive market pressure in our wind business and overall product mix. Sales volumes increased in the Asia-Pacific and European regions while volumes decreased slightly in the Americas primarily as a result of raw material constraints for base resins. The increase in EBITDA was primarily due to higher contribution margins and higher sales volumes, partially offset by the impact of stronger major European currencies against the U.S. dollar resulting in higher manufacturing and selling, general and administrative costs.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended March 31, 2011 compared to the same period in 2010 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased due to lower demand and customer manufacturing constraints. Average selling prices increased primarily in response to higher raw material costs. The decrease in EBITDA was primarily due to lower sales volumes, the foreign currency impact of a stronger Swiss franc against the U.S. dollar on our manufacturing and selling, general and administrative costs, and higher restructuring, impairment and plant closing costs. During the three months ended March 31, 2011 and 2010, our Textile Effects segment recorded restructuring, impairment and plant closing charges of $5 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for three months ended March 31, 2011 compared to the same period in 2010 was due to higher average selling prices and higher sales volumes. Average selling prices increased in all regions of the world driven principally by higher raw materials costs and stronger overall market demand. Sales volumes increased primarily due to increased demand in all regions of the world. The increase in EBITDA in our Pigments segment was primarily due to higher contribution margins and higher sales volumes, partially offset by higher manufacturing and selling, general and administrative costs.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring impairment and plant closing costs and non-operating income and expense. For the three months ended March 31, 2011, EBITDA from Corporate and other items increased by $126 million to a loss of $81 million from a loss of $207 million for the same period in 2010. The increase in EBITDA from Corporate and other for the three months ended March 31, 2011 resulted primarily from a decrease in loss on early extinguishment of debt of $152 million ($3 million of loss in 2011 compared to $155 million in 2010), a $3 million decrease of LIFO inventory valuation expense, and to a $4 million decrease in restructuring charges. For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited). The increase to EBITDA was partially offset by $34 million of higher expenses related to legal claims.

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring impairment and plant closing costs, gain and loss on the disposition of assets and non-operating income and expense. For the three months ended March 31, 2011, EBITDA from Corporate and other items decreased by $30 million to a loss of $80 million from a loss of $50 million for the same period in 2010. The decrease in EBITDA from Corporate and other for the three months ended March 31, 2011 resulted primarily from $34 million of higher expenses related to legal claims. The decrease to EBITDA was partially offset by a decrease in loss on early extinguishment of debt of $6 million ($3 million of loss in 2011 compared to $9 million in 2010), a $3 million decrease of LIFO inventory valuation expense and a $4 million decrease in restructuring charges. For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, legal costs, partial fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. See "Note 18. Discontinued Operations" and "Note 16. Casualty Losses and Insurance Recoveries" to our condensed consolidated financial statements (unaudited).

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash used in operating activities for the three months ended March 31, 2011 and 2010 was $124 million and $408 million, respectively. Despite strong operating income during the three months ended March 31, 2011, we increased net operating assets by $290 million resulting in a use of cash in operating activities for the period. The decrease in cash used in operations during the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and to a $194 million favorable variance in operating assets and liabilities for the three months ended March 31, 2011 as compared with the same period in 2010. Upon the adoption of new accounting guidance on January 1, 2010, sales of accounts receivable under our A/R Programs no longer meet the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings and were included on the balance sheet. As a result of the adoption of this new guidance, accounts receivable increased by $254 million and a corresponding increase in cash used in operating activities was reflected in the statement of cash flows for the three months ended March 31, 2010.

        Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was $57 million and $43 million, respectively. During the three months ended March 31, 2011 and 2010, we paid $60 million and $37 million, respectively, for capital expenditures.

        Net cash used in financing activities for the three months ended March 31, 2011 was $156 million as compared with $184 million in the 2010 period. This decrease in net cash used in financing activities was primarily due to a $150 million reduction in call premiums paid related to early extinguishment of debt, higher net repayments of debt in the 2010 period as compared to the 2011 period, offset by the on-balance sheet treatment of our A/R Programs in 2010. Upon adoption of ASU 2009-16 in 2010, sales of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, beginning January 1, 2010, the amounts outstanding under the A/R Programs were accounted for as secured borrowings. For more information regarding the call premiums paid, see "Note 7. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	March 31, 2011	December 31, 2010	Increase (Decrease)	Percent Change
Cash and cash equivalents	$632	$966	$(334)	(35)%
Restricted cash	7	7	—	—
Accounts receivable, net	1,773	1,428	345	24%
Inventories	1,608	1,396	212	15%
Prepaid expenses	43	46	(3)	(7)%
Deferred income taxes	1	1	—	—
Other current assets	251	164	87	53%

Total current assets	4,315	4,008	307	8%

Accounts payable	1,112	887	225	25%
Accrued liabilities	712	628	84	13%
Deferred income taxes	20	19	1	5%
Current portion of debt	200	519	(319)	(61)%

Total current liabilities	2,044	2,053	(9)	—

Working capital	$2,271	$1,955	$316	16%

        Our working capital increased by $316 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $334 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited).

  •
  Accounts receivable increased by $345 million mainly due higher sales.

  •
  Inventories increased by $212 million mainly due to higher raw material costs and to higher raw materials inventory levels to support increased customer demand.

  •
  Other current assets increased by $87 million mainly due to higher receivables relating to indemnity protection under our insurance programs and higher bank accepted drafts in China.

  •
  The increase in accounts payable of $225 million was primarily due to higher raw material costs and higher inventory levels.

  •
  The increase in accrued liabilities of $84 million resulted primarily from higher legal accruals.

  •
  Current portion of debt decreased by $319 million due to the repurchase on January 18, 2011 of $100 million of 7.375% senior subordinated notes due 2015, and the April 2011 refinancing our A/R Programs resulting in the reclassification of $223 million from current portion of debt to long-term debt as of March 31, 2011.

Direct and Subsidiary Debt

        Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Transactions Affecting our Debt

Amendment to Credit Agreement

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things extends $650 million of aggregate principal of our Term Loan B, which prior to this amendment had a principal balance of $1.3 billion with maturity of April 2014, to a stated maturity of April 2017 with respect to Extended Term Loan B. In addition, the amendment increased the interest rate margin with respect to Extended Term Loan B by 1.0%.

        The amendment provides that, notwithstanding the stated maturity date, Extended Term Loan B will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to refinance or repay our outstanding 5.50% senior notes due 2016 during the three months prior to the maturity date of such notes. Extended Term Loan B will amortize in an amount equal to 1% of the principal amount, payable annually commencing on March 31, 2012. The amendment also grants Huntsman International the right to request an extension of the remaining principal balance of Term Loan B to the stated maturity date of Extended Term Loan B.

Senior Credit Facilities

        As of March 31, 2011, our Senior Credit Facilities consisted of our Revolving Facility, Term Loan B, our Term Loan C and Extended Term Loan B as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value		Interest Rate	Maturity
Revolving Facility	$300	—	$—	(1)	USD LIBOR plus 3.00%	2014	(2)
Term Loan B	NA	$652	$652		USD LIBOR plus 1.50%	2014	(2)
Term Loan C	NA	$427	$388		USD LIBOR plus 2.25%	2016	(2)
Extended Term Loan B	NA	$650	$650		USD LIBOR plus 2.50%	2017	(2)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $27 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The Revolving Facility matures in March 2014, but is subject to optional extensions from time to time with the consent of the lenders and subject to certain specified conditions and exceptions. Notwithstanding the stated maturity dates, the maturities of the Revolving Facility and Term Loan B will accelerate if we do not repay, or refinance, all but $100 million of Huntsman International's outstanding debt securities on or before three months prior to the maturity dates of such debt securities. The maturity of the Extended Term Loan B will also accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to refinance or repay our outstanding 5.50% senior notes due 2016 at least three months prior to the maturity date of such notes.

NA—Not applicable

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

Amendments to A/R Programs

        On April 15, 2011, Huntsman International entered into an amendment to the EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the program to April 2014, adds an additional lender to the program and reduces the applicable margin on borrowings to 2.0%.

        On April 18, 2011, Huntsman International entered into an amendment to the U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the program to April 2014, adds an additional lender to the program and reduces the applicable margin on borrowings to a range of 1.50% to 1.65%.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the three months ended March 31, 2011 and 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
January 18, 2011	7.375% Senior	$100	$102	$3
	Subordinated Notes
	due 2015
March 17, 2010	6.875% Senior	€184	€189	$7
	Subordinated Notes	(approximately $253)	(approximately $259)
	due 2013
March 17, 2010	7.50% Senior	€59	€59	$2
	Subordinated Notes	(approximately $81)	(approximately $81)
	due 2015
January 11, 2010(1)	7.00% Convertible	$250	$382	$146
	Notes due 2018

(1)
The convertible notes due 2018 were issued to Apollo in December 2008 as part of a settlement agreement with Apollo. The convertible notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders.

Other Debt

        During the three months ended March 31, 2011, HPS repaid RMB 85 million (approximately $13 million) of working capital loans and refinanced RMB 38 million (approximately $6 million) in working capital loans. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of March 31, 2011, HPS had $16 million in U.S. dollar borrowings and 395 million in RMB term loan and working capital borrowings (approximately $60 million) under secured facilities.

Notes Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2011, we have a loan of $535 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2011 and December 31, 2010, respectively, on the accompanying consolidated balance sheets. As of March 31, 2011, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our A/R Programs, less ten basis points

(provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our Senior Credit Facilities are subject the Leverage Covenant which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

        If in the future Huntsman International failed to comply with the Leverage Covenant, then we may not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had uncollateralized loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we may not have further access to such facilities.

        The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Program's metrics in the future could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2011, we had $1,168 million of combined cash and unused borrowing capacity, consisting of $639 million in cash and restricted cash, $273 million in availability under our Revolving Facility, and $256 million in availability under our A/R Programs.

        Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Our accounts receivable and inventory, net of accounts payable, increased by approximately $245 million during the three months ended March 31, 2011, as reflected in our consolidated statement of cash flows. We expect volatility in our working capital components to continue.

  •
  On April 15, 2011, Huntsman International entered into an amendment to the EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the loan facility to April 2014, adds an additional lender to the loan facility and reduces the applicable margin rate. On April 18, 2011, Huntsman International entered into an amendment to the U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the loan facility to April 2014, adds an additional lender to the loan facility and reduces the applicable margin rate.

  •
  On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of March 31, 2011 we had restructuring accruals of $7 million and environmental remediation accruals of $37 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

  •
  We are involved in certain legal disputes relating to our current and past operations. We have incurred significant expenses related to these actions and have established reserves related to these matters. Cash expenditures of approximately $60 million associated with these reserves are expected to be made over the next several years. The amount of these expenditures may change pending final resolution of the disputes.

  •
  During the three months ended March 31, 2011, we made contributions to our pension and postretirement benefit plans of $62 million. During 2011, we expect to contribute an additional amount of approximately $100 million to these plans.

  •
  On April 2, 2011, we completed the acquisition of the chemical business of Laffans Petrochemicals Limited, an amines and surfactants manufacturer located in Ankleshwar, India, and have taken ownership of its 130 million pounds ethylene oxide derivatives facility. The acquisition cost was $23 million and was funded through cash and local financing.

  •
  On January 18, 2011, Huntsman International redeemed $100 million of its $175 million 7.375% senior subordinated notes due 2015. The total redemption payment, excluding accrued interest was $102 million, which included $2 million of call premiums. We recorded a loss on early extinguishment of debt of $3 million.

        As of March 31, 2011, we had $200 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities, including a HPS borrowing facility in China with $87 million outstanding, the HPS facility with $14 million of loans due in the next twelve months, our Australian credit facilities with $21 million classified as current, our scheduled Senior Credit Facilities amortization payments in 2012 of $18 million, and certain other short term facilities and scheduled amortization payments totaling $60 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        During the three months ended June 30, 2011, we expect to consolidate our Sasol-Huntsman joint venture. As part of this consolidation, we expect to consolidate the associated existing debt of the facility (approximately $96 million as of March 31, 2011.) There will be no cash impact from the consolidation of this existing debt.

Capital Expenditures

        During 2011, we expect to spend approximately $350 million on capital expenditures. We expect to fund capital expenditures through a combination of available cash and cash flows from operations.

Off-Balance Sheet Arrangements

Guarantees

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: guarantees of certain debt of HPS (our Chinese MDI joint venture); a guarantee of certain obligations of Arabian Amines Company (our consolidated ethyleneamines manufacturing joint venture in Jubail, Saudi

Arabia); a guarantee of certain debt and other obligations of certain of our Australian subsidiaries; and certain indebtedness incurred from time to time to finance certain insurance premiums.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Legal Proceedings

        For a discussion of legal proceedings, see "Note 13. Commitments and Contingencies—Legal Matters" and "Note 18. Discontinued Operations—Australian Styrenics Business Shutdown" to our condensed consolidated financial statements (unaudited).

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

Critical Accounting Policies

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2011, we had approximately $246 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of March 31, 2011, the fair value of the hedge was less than $2 million and is recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2011, the fair value of the hedge was less than $2 million and is recorded in other noncurrent liabilities.

        Beginning in 2009, Arabian Amines Company entered into a 12 year floating to fixed interest rate contract providing to us LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now consolidated by Huntsman International. See "Note 4. Variable Interest Entities." The notional amount of the hedge as of March 31, 2011 is $42 million and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2011, the fair value of the hedge was $4 million and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets (unaudited). For the three months ended March 31, 2011, we recorded interest income of $1 million.

        In conjunction with the issuance of $350 million of 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2011, the fair value of this swap was $4 million and was recorded as noncurrent assets in our condensed consolidated balance sheet (unaudited). For the three months ended March 31, 2011, the effective portion of the changes in the fair value of $15 million was recorded at a loss in other comprehensive income.

        As of and for the three months ended March 31, 2011, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2011, we have designated approximately €338 million ($476 million) of euro-denominated debt and cross-currency interest rate swap as a hedge of our net investments. For the three months ended March 31, 2011, the amount of loss recognized on the hedge of our net investments was $23 million and was recorded at a loss in other comprehensive loss. As of March 31, 2011, we had approximately €1,039 million ($1,463 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the three months ended March 31, 2011, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2011. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	—
February	123,937	17.12	—	—
March	296,901	17.13	—	—

Total	420,838	17.13	—	—

ITEM 6.    EXHIBITS

10.1		Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)
10.2
Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)
10.3
Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)
10.4	*	Huntsman Executive Severance Plan (as amended and restated)
10.5	*	Second Amendment to Huntsman Outside Directors Elective Deferral Plan
10.6	*	Third Amendment to Huntsman Outside Directors Elective Deferral Plan
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q of Huntsman Corporation and Huntsman International LLC for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 for each of Huntsman Corporation and Huntsman International LLC; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010 for each of Huntsman Corporation and Huntsman International LLC; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 for each of Huntsman Corporation and Huntsman International LLC; (iv) Condensed Consolidated Statements of Equity for each of Huntsman Corporation and Huntsman International LLC; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

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

Dated: May 5, 2011

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1		Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)

10.2		Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)

10.3		Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)

10.4	*	Huntsman Executive Severance Plan (as amended and restated)

10.5	*	Second Amendment to Huntsman Outside Directors Elective Deferral Plan

10.6	*	Third Amendment to Huntsman Outside Directors Elective Deferral Plan

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from the Quarterly Report on Form 10-Q of Huntsman Corporation and Huntsman International LLC for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 for each of Huntsman Corporation and Huntsman International LLC; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010 for each of Huntsman Corporation and Huntsman International LLC; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 for each of Huntsman Corporation and Huntsman International LLC; (iv) Condensed Consolidated Statements of Equity for each of Huntsman Corporation and Huntsman International LLC; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

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