Form 10-Q
period 2011-06-30
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2011-08-04
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

         On July 26, 2011, 241,793,529 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents(a)	$683	$966
Restricted cash(a)	7	7
Accounts and notes receivable (net of allowance for doubtful accounts of $55 and $52, respectively), ($731 and $589 pledged as collateral, respectively)(a)	1,836	1,413
Accounts receivable from affiliates	1	15
Inventories(a)	1,746	1,396
Prepaid expenses	34	46
Deferred income taxes	2	1
Other current assets(a)	271	164

Total current assets	4,580	4,008
Property, plant and equipment, net(a)	3,825	3,605
Investment in unconsolidated affiliates	192	234
Intangible assets, net(a)	109	105
Goodwill	111	94
Deferred income taxes	188	166
Notes receivable from affiliates	6	7
Other noncurrent assets(a)	465	495

Total assets	$9,476	$8,714

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,110	$842
Accounts payable to affiliates	22	45
Accrued liabilities(a)	758	628
Deferred income taxes	20	19
Current portion of debt(a)	289	519

Total current liabilities	2,199	2,053
Long-term debt(a)	3,886	3,627
Notes payable to affiliates	4	4
Deferred income taxes	307	314
Other noncurrent liabilities(a)	844	866

Total liabilities	7,240	6,864
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 241,793,529 and 239,549,365 issued and 239,732,121 and 236,799,455 outstanding in 2011 and 2010, respectively	2	2
Additional paid-in capital	3,225	3,186
Unearned stock-based compensation	(16)	(11)
Accumulated deficit	(970)	(1,090)
Accumulated other comprehensive loss	(142)	(297)

Total Huntsman Corporation stockholders' equity	2,099	1,790
Noncontrolling interests in subsidiaries	137	60

Total equity	2,236	1,850

Total liabilities and equity	$9,476	$8,714

(a)
At June 30, 2011 and December 31, 2010, respectively, $66 and $7 of cash and cash equivalents, $2 and nil of restricted cash, $37 and $8 of accounts and notes receivable (net), $50 and $45 of inventories, $3 and $2 of other current assets, $429 and $275 of property, plant and equipment (net), $26 and $7 of intangible assets (net), $20 and $18 of other noncurrent assets, $74 and $56 of accounts payable, $19 and $16 of accrued liabilities, $27 and $15 of current portion of debt, $286 and $185 of long-term debt, and $98 and $109 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Trade sales, services and fees, net	$2,896	$2,280	$5,522	$4,329
Related party sales	38	63	91	108

Total revenues	2,934	2,343	5,613	4,437
Cost of goods sold	2,433	1,958	4,652	3,771

Gross profit	501	385	961	666
Operating expenses:
Selling, general and administrative	256	208	474	426
Research and development	42	36	81	72
Other operating (income) expense	(26)	(3)	8	(1)
Restructuring, impairment and plant closing costs	9	17	16	20

Total expenses	281	258	579	517

Operating income	220	127	382	149
Interest expense, net	(65)	(43)	(124)	(104)
Equity in income of investment in unconsolidated affiliates	2	16	4	17
Loss on early extinguishment of debt	—	(7)	(3)	(162)
Expenses associated with the Terminated Merger and related litigation	—	(1)	—	(1)
Other income	1	1	1	1

Income (loss) from continuing operations before income taxes	158	93	260	(100)
Income tax expense	(34)	(39)	(56)	(5)

Income (loss) from continuing operations	124	54	204	(105)
(Loss) income from discontinued operations, net of tax	(1)	62	(15)	49

Income (loss) before extraordinary gain	123	116	189	(56)
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	2	—

Net income (loss)	124	116	191	(56)
Net income attributable to noncontrolling interests	(10)	(2)	(15)	(2)

Net income (loss) attributable to Huntsman Corporation	$114	$114	$176	$(58)

Net income (loss)	$124	$116	$191	$(56)
Other comprehensive income (loss)	60	(64)	156	(108)

Comprehensive income (loss)	184	52	347	(164)
Comprehensive income attributable to noncontrolling interests	(10)	(2)	(16)	(2)

Comprehensive income (loss) attributable to Huntsman Corporation	$174	$50	$331	$(166)

Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.48	$0.22	$0.79	$(0.46)
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.26	(0.06)	0.21
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	0.01	—

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.48	$0.48	$0.74	$(0.25)

Weighted average shares	239.4	236.4	238.5	235.6

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.47	$0.21	$0.78	$(0.46)
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.26	(0.07)	0.21
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	0.01	—

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.47	$0.47	$0.72	$(0.25)

Weighted average shares	243.7	240.8	243.2	235.6

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$114	$52	$189	$(107)
(Loss) income from discontinued operations, net of tax	(1)	62	(15)	49
Extraordinary gain on the acquisition of a business, net of tax	1	—	2	—

Net income (loss)	$114	$114	$176	$(58)

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2011	2010
Operating Activities:
Net income (loss)	$191	$(56)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on the consolidation of a variable interest entity	(12)	—
Equity in income of investment in unconsolidated affiliates	(4)	(17)
Depreciation and amortization	214	196
(Gain) loss on disposal of businesses/assets, net	(2)	2
Loss on early extinguishment of debt	3	162
Noncash interest expense	19	2
Deferred income taxes	(18)	34
Noncash gain on foreign currency transactions	—	(3)
Stock-based compensation	16	12
Portion of insurance settlement representing cash provided by investing activities	—	(34)
Other, net	2	8
Changes in operating assets and liabilities:
Accounts and notes receivable	(325)	(262)
Accounts receivable from A/R Programs	—	(254)
Inventories	(270)	(205)
Prepaid expenses	10	12
Other current assets	(121)	(24)
Other noncurrent assets	37	(80)
Accounts payable	200	127
Accrued liabilities	119	(30)
Other noncurrent liabilities	(58)	(32)

Net cash provided by (used in) operating activities	1	(442)

Investing Activities:
Capital expenditures	(124)	(78)
Proceeds from settlements treated as reimbursement of capital expenditures	3	34
Cash assumed in connection with the initial consolidation of a variable interest entity	28	—
Cash paid for acquisition of a business	(23)	—
Proceeds from sale of business/assets	3	—
Investment in unconsolidated affiliates	(10)	(4)
Cash received from unconsolidated affiliates	13	—
Change in restricted cash	—	(1)
Other	(1)	—

Net cash used in investing activities	(111)	(49)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2011	2010
Financing Activities:
Net borrowings (repayments) under revolving loan facilities	4	$(4)
Revolving loan facility from A/R Programs	—	254
Net borrowings on overdraft facilities	11	5
Repayments of short-term debt	(100)	(94)
Borrowings on short-term debt	76	115
Repayments of long-term debt	(170)	(895)
Proceeds from issuance of long-term debt	71	375
Repayments of notes payable	(15)	(22)
Borrowings on notes payable	1	4
Debt issuance costs paid	(7)	(17)
Call premiums related to early extinguishment of debt	(3)	(153)
Dividends paid to common stockholders	(48)	(48)
Repurchase and cancellation of stock awards	(8)	(6)
Proceeds from issuance of common stock	3	2
Excess tax benefit related to stock-based compensation	10	4
Other, net	(3)	—

Net cash used in financing activities	(178)	(480)

Effect of exchange rate changes on cash	5	(8)

Decrease in cash and cash equivalents	(283)	(979)
Cash and cash equivalents at beginning of period	966	1,745

Cash and cash equivalents at end of period	683	$766

Supplemental cash flow information:
Cash paid for interest	108	$97
Cash paid for income taxes	35	10

        During the six months ended June 30, 2011 and 2010, the amount of capital expenditures in accounts payable decreased by $8 million and $10 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
						Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2011	236,799,455	$2	$3,186	$(11)	$(1,090)	$(297)	$60	$1,850
Net income	—	—	—	—	176	—	15	191
Other comprehensive income	—	—	—	—	—	155	1	156
Consolidation of a variable interest entity	—	—	—	—	—	—	61	61
Issuance of nonvested stock awards	—	—	11	(11)	—	—	—	—
Vesting of stock awards	2,211,143	—	13	—	—	—	—	13
Recognition of stock-based compensation	—	—	2	6	—	—	—	8
Repurchase and cancellation of stock awards	(503,913)	—	—	—	(8)	—	—	(8)
Stock options exercised	1,225,436	—	3	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	10	—	—	—	—	10
Dividends paid on common stock	—	—	—	—	(48)	—	—	(48)

Balance, June 30, 2011	239,732,121	$2	$3,225	$(16)	$(970)	$(142)	$137	$2,236

	Huntsman Corporation Stockholders
	Shares
						Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2010	234,081,490	$2	$3,155	$(11)	$(1,015)	$(287)	$21	$1,865
Net loss	—	—	—	—	(58)	—	2	(56)
Other comprehensive loss	—	—	—	—	—	(108)	—	(108)
Issuance of nonvested stock awards	—	—	10	(10)	—	—	—	—
Vesting of stock awards	1,900,576	—	9	—	—	—	—	9
Recognition of stock-based compensation	—	—	2	6	—	—	—	8
Repurchase and cancellation of stock awards	(425,809)	—	—	—	(6)	—	—	(6)
Stock options exercised	863,218	—	2	—	—	—	—	2
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	4
Dividends paid on common stock	—	—	—	—	(48)	—	—	(48)

Balance, June 30, 2010	236,419,475	$2	$3,182	$(15)	$(1,127)	$(395)	$23	$1,670

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents(a)	$306	$561
Restricted cash(a)	7	7
Accounts and notes receivable (net of allowance for doubtful accounts of $55 and $52, respectively), ($731 and $589 pledged as collateral, respectively)(a)	1,836	1,413
Accounts receivable from affiliates	72	100
Inventories(a)	1,746	1,396
Prepaid expenses	33	45
Deferred income taxes	41	40
Other current assets(a)	266	160

Total current assets	4,307	3,722
Property, plant and equipment, net(a)	3,701	3,469
Investment in unconsolidated affiliates	192	234
Intangible assets, net(a)	111	107
Goodwill	111	94
Deferred income taxes	201	179
Notes receivable from affiliates	6	7
Other noncurrent assets(a)	465	495

Total assets	$9,094	$8,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,110	$840
Accounts payable to affiliates	29	59
Accrued liabilities(a)	757	626
Deferred income taxes	64	63
Note payable to affiliate	100	100
Current portion of debt(a)	289	519

Total current liabilities	2,349	2,207
Long-term debt(a)	3,886	3,627
Notes payable to affiliates	439	439
Deferred income taxes	87	94
Other noncurrent liabilities(a)	837	852

Total liabilities	7,598	7,219
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,074	3,049
Accumulated deficit	(1,519)	(1,667)
Accumulated other comprehensive loss	(196)	(354)

Total Huntsman International LLC members' equity	1,359	1,028
Noncontrolling interests in subsidiaries	137	60

Total equity	1,496	1,088

Total liabilities and equity	$9,094	$8,307

(b)
At June 30, 2011 and December 31, 2010, respectively, $66 and $7 of cash and cash equivalents, $2 and nil of restricted cash, $37 and $8 of accounts and notes receivable (net), $50 and $45 of inventories, $3 and $2 of other current assets, $429 and $275 of property, plant and equipment (net), $26 and $7 of intangible assets (net), $20 and $18 of other noncurrent assets, $74 and $56 of accounts payable, $19 and $16 of accrued liabilities, $27 and $15 of current portion of debt, $286 and $185 of long-term debt, and $98 and $109 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Trade sales, services and fees, net	$2,896	$2,280	$5,522	$4,329
Related party sales	38	63	91	108

Total revenues	2,934	2,343	5,613	4,437
Cost of goods sold	2,429	1,955	4,643	3,763

Gross profit	505	388	970	674
Operating expenses:
Selling, general and administrative	255	208	472	423
Research and development	42	36	81	72
Other operating (income) expense	(26)	(4)	8	(11)
Restructuring, impairment and plant closing costs	9	17	16	20

Total expenses	280	257	577	504

Operating income	225	131	393	170
Interest expense, net	(67)	(47)	(131)	(113)
Equity in income of investment in unconsolidated affiliates	2	16	4	17
Loss on early extinguishment of debt	—	(7)	(3)	(16)
Other income	1	2	1	2

Income from continuing operations before income taxes	161	95	264	60
Income tax expense	(34)	(38)	(56)	(16)

Income from continuing operations	127	57	208	44
(Loss) income from discontinued operations, net of tax	(1)	62	(15)	49

Income before extraordinary gain	126	119	193	93
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	2	—

Net income	127	119	195	93
Net income attributable to noncontrolling interests	(10)	(2)	(15)	(2)

Net income attributable to Huntsman International LLC	$117	$117	$180	$91

Net income	$127	$119	$195	$93
Other comprehensive income (loss)	61	(63)	159	(106)

Comprehensive income (loss)	188	56	354	(13)
Comprehensive income attributable to noncontrolling interests	(10)	(2)	(16)	(2)

Comprehensive income (loss) attributable to Huntsman International LLC	$178	$54	$338	$(15)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2011	2010
Operating Activities:
Net income	$195	$93
Adjustments to reconcile net income to net cash used in operating activities:
Gain on the consolidation of a variable interest entity	(12)	—
Equity in income of investment in unconsolidated affiliates	(4)	(17)
Depreciation and amortization	203	184
(Gain) loss on disposal of businesses/assets, net	(2)	2
Loss on early extinguishment of debt	3	16
Noncash interest expense	25	11
Deferred income taxes	(19)	37
Noncash gain on foreign currency transactions	—	(3)
Noncash compensation	15	11
Portion of insurance settlement representing cash provided by investing activities	—	(34)
Other, net	2	7
Changes in operating assets and liabilities:
Accounts and notes receivable	(325)	(262)
Accounts receivable from A/R Programs	—	(254)
Inventories	(270)	(205)
Prepaid expenses	12	14
Other current assets	(121)	(14)
Other noncurrent assets	37	(80)
Accounts payable	194	132
Accrued liabilities	119	(21)
Other noncurrent liabilities	(55)	(30)

Net cash used in operating activities	(3)	(413)

Investing Activities:
Capital expenditures	(124)	(78)
Proceeds from settlements treated as reimbursement of capital expenditures	3	34
Cash assumed in connection with the initial consolidation of a variable interest entity	28	—
Cash paid for acquisition of a business	(23)	—
Proceeds from sale of business/assets	3	—
Decrease (increase) in receivable from affiliate	8	(46)
Investment in unconsolidated affiliates	(10)	(4)
Cash received from unconsolidated affiliates	13	—
Change in restricted cash	—	(1)
Other	(1)	—

Net cash used in investing activities	(103)	(95)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2011	2010
Financing Activities:
Net borrowings (repayments) under revolving loan facilities	$4	$(4)
Revolving loan facility from A/R Programs	—	254
Net borrowings on overdraft facilities	11	5
Repayments of short-term debt	(100)	(94)
Borrowings on short-term debt	76	115
Repayments of long-term debt	(170)	(659)
Proceeds from issuance of long-term debt	71	375
Repayments of notes payable to affiliate	—	(125)
Proceeds from notes payable to affiliate	—	110
Repayments of notes payable	(15)	(22)
Borrowings on notes payable	1	4
Debt issuance costs paid	(7)	(17)
Call premiums related to early extinguishment of debt	(3)	(7)
Dividends paid to parent	(32)	—
Excess tax benefit related to stock-based compensation	10	4

Net cash used in financing activities	(154)	(61)

Effect of exchange rate changes on cash	5	(8)

Decrease in cash and cash equivalents	(255)	(577)
Cash and cash equivalents at beginning of period	561	919

Cash and cash equivalents at end of period	$306	$342

Supplemental cash flow information:
Cash paid for interest	$108	$88
Cash paid for income taxes	35	9

        During the six months ended June 30, 2011 and 2010, the amount of capital expenditures in accounts payable decreased by $8 million and $10 million, respectively. During the six months ended June 30, 2011 and 2010, Huntsman Corporation contributed $15 million and $11 million, respectively, related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2011	2,728	$3,049	$(1,667)	$(354)	$60	$1,088
Net income	—	—	180	—	15	195
Other comprehensive income	—	—	—	158	1	159
Consolidation of a variable interest entity	—	—	—	—	61	61
Contributions from parent	—	15	—	—	—	15
Dividend paid to parent	—	—	(32)	—	—	(32)
Excess tax benefit related to stock-based compensation	—	10	—	—	—	10

Balance, June 30, 2011	2,728	$3,074	$(1,519)	$(196)	$137	$1,496

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2010	2,728	$3,021	$(1,847)	$(348)	$21	$847
Net income	—	—	91	—	2	93
Other comprehensive loss	—	—	—	(106)	—	(106)
Contribution from parent	—	11	—	—	—	11
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, June 30, 2010	2,728	$3,036	$(1,756)	$(454)	$23	$849

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

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 for our Company and Huntsman International.

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and nondurable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide.

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

  •
  the different capital structures;

  •
  expenses associated with our terminated merger with a subsidiary of Hexion (the "Terminated Merger"); and

  •
  a note payable from Huntsman International to us.

PRINCIPLES OF CONSOLIDATION

        Our condensed consolidated financial statements (unaudited) include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated, except for intercompany sales between continuing and discontinued operations.

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. Beginning in 2011, we reclassified bank accepted drafts in China with maturities greater than 90 days from receipt from accounts receivable to other current assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

RECENT DEVELOPMENTS

Redemption of 7.375% Senior Subordinated Notes Due 2015

        On July 25, 2011, Huntsman International redeemed the remaining $75 million of its 7.375% senior subordinated notes due 2015. The total redemption payment, excluding accrued interest, was $77 million, which included $2 million of call premiums. We expect to record a loss on early extinguishment of debt for this transaction in the third quarter of 2011 of $2 million.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS ADOPTED DURING 2011

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant and establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments in this ASU were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The initial adoption of this statement did not have a significant impact on our condensed consolidated financial statements (unaudited).

        In December 2010, the FASB Emerging Issues Task Force ("EITF") issued ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations, which requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We complied with the disclosure requirements of this standard in connection with our April 2, 2011 acquisition of Laffans Petrochemicals Limited and in connection with our April 1, 2011 consolidation of the Sasol-Huntsman GmbH and Co. KG ("Sasol-Huntsman") joint venture. See "Note 3. Business Combinations" and "Note 5. Variable Interest Entities."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION IN FUTURE PERIODS

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, providing a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRSs") as well as developing common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively and will be effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, requiring entities to present net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present components of other comprehensive income as part of the statement of equity is eliminated. The amendments do not change the option to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income components. The amendments in this ASU should be applied retrospectively and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

3. BUSINESS COMBINATIONS

LAFFANS ACQUISITION

        On April 2, 2011, we completed the acquisition of the chemical business of Laffans Petrochemicals Limited ("Laffans"), an amines and surfactants manufacturer located in Ankleshwar, India (the "Laffans Acquisition"). The acquisition cost of approximately $23 million remains subject to finalization of closing working capital. The acquired business has been integrated into our Performance Products segment. Transaction costs charged to expense related to this acquisition were not significant.

        We have accounted for the Laffans Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Acquisition cost	$23

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$10
Inventories	2
Other current assets	2
Property, plant and equipment	14
Accounts payable	(3)
Accrued liabilities	(1)
Other noncurrent liabilities	(1)

Total fair value of net assets acquired	$23

        The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets and the determination of related deferred taxes. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost of historical carrying values to property, plant and equipment and no amounts have been allocated to goodwill. It is possible that changes to this allocation could occur.

        If this acquisition were to have occurred on January 1, 2010, the following estimated pro forma revenues and net income (loss) attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

	Pro Forma
	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2011	2010
Revenues	$2,355	$5,627	$4,461
Net income (loss) attributable to Huntsman Corporation	114	177	(58)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

Huntsman International

	Pro Forma
	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2011	2010
Revenues	$2,355	$5,627	$4,461
Net income attributable to Huntsman International	117	181	91

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30, 2011	December 31, 2010
Raw materials and supplies	$403	$321
Work in progress	107	99
Finished goods	1,323	1,043

Total	1,833	1,463
LIFO reserves	(87)	(67)

Net	$1,746	$1,396

        As of June 30, 2011 and December 31, 2010, approximately 10% and 12%, respectively, of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net nonmonetary open exchange positions are valued at cost. The amounts included in inventory under nonmonetary open exchange agreements receivable by us as of June 30, 2011 and December 31, 2010 were $4 million and $3 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts payable under these open exchange agreements as of June 30, 2011 and December 31, 2010 were $1 million and nil, respectively.

5. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify variable interest entities ("VIEs") for which we are the primary beneficiary. We hold a variable interest in the following four joint ventures for which we are the primary beneficiary:

  •
  Rubicon LLC manufactures products for our Polyurethanes segment. The joint venture is structured such that the total equity investment at risk is not sufficient to permit it to finance its

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

    activities without additional financial support. Under the Rubicon LLC operating agreement, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

  •
  Pacific Iron Products Sdn Bhd ("Pacific Iron Products") manufactures products for our Pigments segment. In this joint venture, we supply all the raw materials through a fixed cost supply agreement, operate the manufacturing facility and market the products. Under the fixed cost supply agreement, we are exposed to the risks related to the fluctuation of raw material prices.

  •
  Arabian Amines Company manufactures ethyleneamines products for our Performance Products segment. Prior to July 1, 2010, this joint venture was accounted for under the equity method. In July 2010, Arabian Amines Company exited the development stage, which triggered its reconsideration as a VIE. As required in the Arabian Amines Company operating agreement, we purchase all of its production and sell it to our customers. Substantially all of the joint venture's activities are conducted on our behalf.

    In April 2011, Arabian Amines Company settled a dispute with its third party contractors and received an amount totaling $11 million. Of this $11 million settlement, $8 million was related to damages incurred due to the delayed initial acceptance of the plant. This amount was recorded as other operating (income) expense in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited) and included in the cash flows from operating activities in the condensed consolidated statements of cash flows (unaudited). The remaining $3 million of the settlement was received for the reimbursement of capital expenditures for work left unfinished by the third party contractors. This amount was included in cash flows from investing activities in the condensed consolidated statements of cash flows (unaudited).

  •
  Sasol-Huntsman is our 50/50 joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. Prior to April 1, 2011, we accounted for Sasol-Huntsman using the equity method. During the second quarter of 2010, we recorded a nonrecurring $15 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman joint venture.

    In April 2011, an expansion at this facility began production, which triggered the reconsideration of this joint venture as a VIE. The joint venture uses our technology and expertise, and we bear a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we bear the default risk. As a result, we concluded that we were the primary beneficiary and began consolidating Sasol-Huntsman beginning April 1, 2011.

        Creditors of these VIEs have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. As the primary beneficiary, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of Rubicon LLC, Pacific Iron Products and Arabian Amines Company's assets and liabilities included in our condensed consolidated balance sheet (unaudited), before intercompany eliminations (dollars in millions):

	June 30, 2011	December 31, 2010
Current assets	$117	$90
Property, plant and equipment, net	267	275
Other noncurrent assets	61	56
Deferred income taxes	40	40
Intangible assets	6	7

Total assets	$491	$468

Current liabilities	135	111
Long-term debt	188	188
Deferred income taxes	2	—
Other noncurrent liabilities	91	109

Total liabilities	$416	$408

        The following table summarizes the fair value of Sasol-Huntsman's assets and liabilities as of April 1, 2011 recorded upon initial consolidation in our condensed consolidated balance sheet (unaudited) and the carrying amounts of such assets and liabilities as of June 30, 2011, before intercompany eliminations (dollars in millions):

	June 30, 2011	April 1, 2011
Current assets	$77	$61
Property, plant and equipment, net	162	155
Intangible assets	20	16
Goodwill	17	17

Total assets	$276	$249

Current liabilities	31	23
Long-term debt	102	93
Deferred income taxes	8	8
Other noncurrent liabilities	8	7

Total liabilities	$149	$131

        Goodwill of $17 million was recognized upon consolidation of Sasol-Huntsman, of which approximately $12 million is deductible for income tax purposes. The total amount of goodwill did not change from the date of consolidation to June 30, 2011. All other intangible assets are being amortized over an average useful life of 18 years.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        Sasol-Huntsman had revenues and earnings of $44 million and $7 million, respectively, for the period from the date of consolidation to June 30, 2011. If this consolidation had occurred on January 1, 2010, the approximate pro forma revenues attributable to both our Company and Huntsman International would have been $2,366 million for the three months ended June 30, 2010 and $5,643 million and $4,479 million for the six months ended June 30, 2011 and 2010, respectively. There would have been no impact to the combined earnings attributable to us or Huntsman International excluding a one-time noncash gain of approximately $12 million recognized upon consolidation included in other operating income in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited). Upon consolidation we also recognized a one-time noncash income tax expense of approximately $2 million. The fair value of the noncontrolling interest was estimated to be $61 million at April 1, 2011. The noncontrolling interest was valued at 50% of the fair value of the net assets as of April 1, 2011, as dictated by the ownership interest percentages, adjusted for certain tax consequences only applicable to one parent.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of June 30, 2011 and December 31, 2010, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Noncancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2011	$36	$1	$1	$11	$49
2011 charges for 2006 and prior initiatives	1	—	1	—	2
2011 charges for 2009 initiatives	1	—	—	2	3
2011 charges for 2010 initiatives	—	2	—	1	3
2011 charges for 2011 initiatives	11	—	—	—	11
Reversal of reserves no longer required	(3)	—	—	—	(3)
2011 payments for 2006 and prior initiatives	—	—	(1)	—	(1)
2011 payments for 2008 initiatives	(1)	—	—	—	(1)
2011 payments for 2009 initiatives	(2)	—	—	(3)	(5)
2011 payments for 2010 initiatives	(9)	(2)	—	(1)	(12)
2011 payments for 2011 initiatives	(1)	—	—	—	(1)
Net activity of discontinued operations	—	—	—	(1)	(1)
Foreign currency effect on liability balance	3	(1)	—	—	2

Accrued liabilities as of June 30, 2011	$36	$—	$1	$9	$46

(1)
The total workforce reduction reserves of $36 million relate to the termination of 255 positions, of which 218 positions had not been terminated as of June 30, 2011.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30, 2011	December 31, 2010
2006 initiatives and prior	$5	$4
2008 initiatives	—	1
2009 initiatives	17	20
2010 initiatives	14	24
2011 initiatives	10	—

Total	$46	$49

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2011	$—	$1	$2	$25	$8	$8	$5	$49
2011 charges for 2006 and prior initiatives	—	—	—	1	1	—	—	2
2011 charges for 2009 initiatives	—	—	—	—	3	—	—	3
2011 charges for 2010 initiatives	—	—	—	2	—	—	1	3
2011 charges for 2011 initiatives	—	—	3	5	3	—	—	11
Reversal of reserves no longer required	—	—	—	(3)	—	—	—	(3)
2011 payments for 2006 and prior initiatives	—	—	—	(1)	—	—	—	(1)
2011 payments for 2008 initiatives	—	—	—	—	(1)	—	—	(1)
2011 payments for 2009 initiatives	—	—	—	—	(5)	—	—	(5)
2011 payments for 2010 initiatives	—	—	—	(8)	—	—	(4)	(12)
2011 payments for 2011 initiatives	—	—	—	(1)	—	—	—	(1)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	—	—	3	(1)	—	—	2

Accrued liabilities as of June 30, 2011	$—	$1	$5	$23	$8	$7	$2	$46

Current portion of restructuring reserves	$—	$1	$4	$23	$8	$7	$2	$45
Long-term portion of restructuring reserve	—	—	1	—	—	—	—	1
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	—	—	—	—	5	—	—	5
Estimated additional charges beyond one year	—	—	—	—	—	—	—	—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and noncash restructuring charges by initiative are provided below (dollars in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Cash charges:
2011 charges for 2006 and prior initiatives	$—	$2
2011 charges for 2009 initiatives	2	3
2011 charges for 2010 initiatives	2	3
2011 charges for 2011 initiatives	6	11
Reversal of reserves no longer required	(1)	(3)

Total 2011 Restructuring, Impairment and Plant Closing Costs	$9	$16

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Cash charges:
2010 charges for 2005 initiatives	$1	$1
2010 charges for 2009 initiatives	3	5
2010 charges for 2010 initiatives	16	20
Reversal of reserves no longer required	(3)	(6)

Total 2010 Restructuring, Impairment and Plant Closing Costs	$17	$20

        During the six months ended June 30, 2011, our Advanced Materials segment recorded charges of $3 million primarily related to the reorganization of our global structure and relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas.

        During the six months ended June 30, 2011, our Textile Effects segment recorded charges of $8 million of which $5 million related to simplification of the commercial organization and optimization of our distribution network, $2 million related to nonworkforce reductions incurred for the consolidation of our Switzerland manufacturing facilities, and $1 million related to the consolidation of our North Carolina sites. We reversed charges of $3 million which were no longer required for workforce reductions at our production facility in Langweid, Germany and the consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

        During the six months ended June 30, 2011, our Pigments segment recorded charges of $7 million of which $3 million related to the closure of our Grimsby, U.K. plant and $3 million related to workforce reductions at our Umbogintwini, South Africa plant. We expect to incur additional charges of $5 million through December 31, 2012, primarily related to the closure of our Grimsby, U.K. plant.

        During the six months ended June 30, 2011, we recorded charges of $1 million in Corporate and other primarily related to workforce reductions in connection with a reorganization and regional consolidation of our transactional accounting activities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	June 30, 2011	December 31, 2010
Senior Credit Facilities:
Term loans	$1,692	$1,688
Amounts outstanding under A/R programs	254	238
Senior notes	462	452
Senior Subordinated notes	1,198	1,279
Australian credit facilities	34	33
HPS (China) debt	147	188
Variable interest entities	313	200
Other	75	68

Total debt—excluding debt to affiliates	$4,175	$4,146

Total current portion of debt	$289	$519
Long-term portion	3,886	3,627

Total debt—excluding debt to affiliates	$4,175	$4,146

Total debt—excluding debt to affiliates	$4,175	$4,146
Notes payable to affiliates—noncurrent	4	4

Total debt	$4,179	$4,150

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	June 30, 2011	December 31, 2010
Senior Credit Facilities:
Term loans	$1,692	$1,688
Amounts outstanding under A/R programs	254	238
Senior notes	462	452
Subordinated notes	1,198	1,279
Australian credit facilities	34	33
HPS (China) debt	147	188
Variable interest entities	313	200
Other	75	68

Total debt—excluding debt to affiliates	$4,175	$4,146

Total current portion of debt	$289	$519
Long-term portion	3,886	3,627

Total debt—excluding debt to affiliates	$4,175	$4,146

Total debt—excluding debt to affiliates	$4,175	$4,146
Notes payable to affiliates—current	100	100
Notes payable to affiliates—noncurrent	439	439

Total debt	$4,714	$4,685

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

Senior Credit Facilities

        As of June 30, 2011, our senior secured credit facilities ("Senior Credit Facilities") consisted of our revolving facility ("Revolving Facility"), our term loan B facility ("Term Loan B"), our term C loan

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

facility ("Term Loan C") and our extended term loan B facility ("Extended Term Loan B") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value		Interest Rate	Maturity
Revolving Facility	$300	—	$—	(1)	USD LIBOR plus 3.00%	2014	(2)
Term Loan B	NA	$652	$652		USD LIBOR plus 1.50%	2014	(2)
Term Loan C	NA	$427	$390		USD LIBOR plus 2.25%	2016	(2)
Extended Term Loan B	NA	$650	$650		USD LIBOR plus 2.50%	2017	(2)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $26 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

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

Amendments to Senior Credit Facilities

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things, extended $650 million of aggregate principal of Term Loan B to a stated maturity of April 2017. As noted in the table above, after the amendment, as of June 30, 2011, we have $652 million outstanding on Term Loan B with maturity of April 2014 and $650 million outstanding on Extended Term Loan B with a maturity of April 2017. The amendment increased the interest rate margin with respect to Extended Term Loan B by 1.0%.

        Extended Term Loan B will amortize in an amount equal to 1.0% of the principal amount, payable annually commencing on March 31, 2012. The amendment also grants Huntsman International the right to request an extension of the remaining principal balance of Term Loan B to the stated maturity date of Extended Term Loan B.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

A/R Programs

        Our U.S. and European accounts receivable programs ("U.S. A/R Program," "EU A/R Program" and collectively "A/R Programs") are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. special purpose entity ("U.S. SPE") and a European special purpose entity ("EU SPE"). We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs as of June 30, 2011 is as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2014	$250	$90	Applicable Rate plus 1.50%-1.65%
EU A/R Program	April 2014	€225 (approximately $323)	€114 (approximately $164)	Applicable Rate plus 2.0%

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

(3)
Applicable rate for the U.S. A/R Program is defined by the lender as either USD LIBOR or CP rate. Applicable rate for the EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

        As of June 30, 2011, $698 million of accounts receivable were pledged as collateral under the A/R Programs.

Amendments to A/R Programs

        On April 15, 2011, Huntsman International entered into an amendment to the EU A/R Program. This amendment, among other things, extended the scheduled commitment termination date of the program to April 2014, added an additional lender to the program and reduced the applicable margin on borrowings to 2.0%.

        On April 18, 2011, Huntsman International entered into an amendment to the U.S. A/R Program. This amendment, among other things, extended the scheduled commitment termination date of the program to April 2014, added an additional lender to the program and reduced the applicable margin on borrowings to a range of 1.50% to 1.65%.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the six months ended June 30, 2011 and 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

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

(1)
The convertible notes due 2018 were issued to Apollo in December 2008 as part of a settlement agreement with Apollo. These convertible notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders.

        For the six months ended June 30, 2011, we and Huntsman International recorded a loss on early extinguishment of debt of $3 million. For the six months ended June 30, 2010, we had a loss on early extinguishment of $162 million, which included $7 million of loss on early extinguishment of debt on the prepayment of our term loans, and Huntsman International recorded a loss on early extinguishment of debt of $16 million, which included the $7 million of loss on early extinguishment of debt on the prepayment of our term loans.

        On July 25, 2011, Huntsman International redeemed the remaining $75 million of its 7.375% senior subordinated notes due 2015. This amount was classified as current on the accompanying condensed consolidated balance sheets (unaudited) as of June 30, 2011. The total redemption payment, excluding accrued interest, was $77 million, which included $2 million of call premiums. We expect to record a loss on early extinguishment of debt for this transaction in the third quarter of 2011 of $2 million.

Variable Interest Entity Debt

        On April 1, 2011 we began consolidating Sasol-Huntsman which was previously accounted for under the equity method. See "Note 5. Variable Interest Entities." Sasol-Huntsman has a facility agreement for a €77 million term loan facility (approximately $111 million) and a €5 million revolving facility (approximately $7 million). As of June 30, 2011, Sasol-Huntsman had no borrowings under the revolving facility and had €76 million (approximately $109 million) outstanding under the term loan facility.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        The facility will be repaid over 15 semiannual installments, beginning December 2011, with final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman.

        As of June 30, 2011, Arabian Amines Company had $204 million outstanding under its loan commitments and debt financing arrangements.

Other Debt

        During the six months ended June 30, 2011, HPS repaid $2 million and RMB 118 million (approximately $18 million) of term loans and working capital loans under its secured facilities. In addition, during the six months ended June 30, 2011, HPS refinanced RMB 38 million (approximately $6 million) in working capital loans due beginning in 2011 to 2014. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of June 30, 2011, HPS had $14 million in U.S. dollar borrowings and 362 million in RMB term loan and working capital borrowings (approximately $56 million) under these secured facilities.

        As of June 30, 2011, HPS also had RMB 499 million (approximately $77 million) outstanding under a loan facility for issuing working capital loans and for discounting commercial drafts with recourse.

        As of June 30, 2011, our Australian subsidiary has AUD32 million (approximately $34 million) outstanding under our Australian credit facility. The credit facility is comprised of a revolving facility with AUD17 million outstanding (approximately $19 million) and a term facility with AUD14 million outstanding (approximately $15 million). Our Australian subsidiary is currently not in compliance with a financial covenant contained in the credit facility. Our lender has agreed to modify certain terms of the credit facility, and we expect to complete this amendment in the third quarter of 2011. The amounts outstanding under our Australian credit facility were classified as current on the accompanying condensed consolidated balance sheets (unaudited) as of June 30, 2011.

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2011, we have a loan of $535 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2011 and December 31, 2010, respectively, on the accompanying consolidated balance sheets. As of June 30, 2011, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Programs, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, our Australian subsidiary is currently not in compliance with a financial covenant contained in its credit facility. See "—Other Debt" above.

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

        The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Programs' metrics in the future could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2011, we had approximately $250 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of June 30, 2011, the fair value of the hedge was less than $2 million and is recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2011, the fair value of the hedge was less than $3 million and is recorded in other noncurrent liabilities.

        Beginning in 2009, Arabian Amines Company entered into a 12 year floating to fixed interest rate contract providing to us LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now consolidated by Huntsman International. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of June 30, 2011 is $40 million and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2011, the fair value of the hedge was $5 million and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets (unaudited). For the three and six months ended June 30, 2011, we recorded interest income of $1 million and nil, respectively.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of June 30, 2011 is €54 million (approximately $77 million) and the derivative transactions do not qualify for hedge

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

accounting. As of June 30, 2011, the fair value of this hedge was €1 million (approximately $2 million) and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited).

        In conjunction with the issuance of $350 million of 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of June 30, 2011, the fair value of this swap was $5 million and was recorded as noncurrent liabilities in our condensed consolidated balance sheet (unaudited). For the three months and six months ended June 30, 2011, the effective portion of the changes in the fair value of $9 million and $24 million, respectively was recorded at a loss in other comprehensive income.

        As of and for the three months and six months ended June 30, 2011, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2011, we have designated €363 million (approximately $521 million) of euro-denominated debt and cross-currency interest rate swap as a hedge of our net investments. For the three and six months ended June 30, 2011, the amount of loss recognized on the hedge of our net investments was $12 million and $35 million and was recorded as a loss in other comprehensive loss. As of June 30, 2011, we had €1,050 million (approximately $1,507 million) in net euro assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualified employee benefit plan investments	$12	$12	$11	$11
Cross-currency interest rate contracts	(5)	(5)	19	19
Interest rate contracts	(12)	(12)	(9)	(9)
Long-term debt (including current portion)	(4,175)	(4,372)	(4,146)	(4,371)

        The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of nonqualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market.

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2011, and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$12	$12	$—	$—

Liabilities:
Derivatives:
Cross-currency interest rate contracts(1)	$(5)	$—	$—	$(5)
Interest rate contracts(2)	(12)	—	(12)	—

Total liabilities	$(17)	$—	$(12)	$(5)

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

        The following table shows a reconciliation of beginning and ending balances for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Three months ended June 30, 2011	Six months ended June 30, 2011
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$4	$19
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income (loss)	(9)	(24)
Purchases, issuances, sales and settlements	—	—

Ending balance June 30, 2011	$(5)	$(5)

The amount of total gains (losses) for the period included in earnings earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2011	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

	Three months ended June 30, 2010	Six months ended June 30, 2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contract	Retained Interest in Securitized Receivables	Cross-Currency Interest Rate Contract	Total
Beginning balance	$4	$262	$—	$262
Total gains or losses
Included in earnings	15	—	14	14
Included in other comprehensive income (loss)	32	—	37	37
Purchases, issuances, sales and settlements (1)	—	(262)	—	(262)

Ending balance June 30, 2010	$51	$—	$51	$51

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2010	$15	$—	$14	$14

(1)
Upon adoption of ASU 2009-16, sales of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, beginning January 1, 2010, the amounts outstanding under the A/R Programs were accounted for as secured borrowings and the retained interest in securitized receivables was no longer relevant.

        Gains and losses (realized and unrealized) included in earnings for the three and six months ended June 30, 2011 and 2010, respectively, are reported in interest expense and other comprehensive loss as follows (dollars in millions):

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Interest expense	Other comprehensive loss	Interest expense	Other comprehensive loss
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized losses relating to assets still held at June 30, 2011	—	(9)	—	(24)

	Three months ended June 30, 2010		Six months ended June 30, 2010
	Interest expense	Other comprehensive loss	Interest expense	Other comprehensive loss
Total net gains included in earnings	$15	$—	$14	$—
Changes in unrealized gains (losses) relating to assets still held at June 30, 2010	15	32	14	37

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$17	$16	$1	$1
Interest cost	39	35	2	2
Expected return on assets	(48)	(40)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Amortization of actuarial loss	7	6	—	—

Net periodic benefit cost	$13	$15	$3	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$33	$33	$2	$2
Interest cost	77	71	4	4
Expected return on assets	(94)	(82)	—	—
Amortization of prior service cost	(3)	(3)	(1)	(1)
Amortization of actuarial loss	14	12	—	—

Net periodic benefit cost	$27	$31	$5	$5

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$17	$16	$1	$1
Interest cost	39	35	2	2
Expected return on assets	(48)	(40)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Amortization of actuarial loss	9	7	—	—

Net periodic benefit cost	$15	$16	$3	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$33	$33	$2	$2
Interest cost	77	71	4	4
Expected return on assets	(94)	(82)	—	—
Amortization of prior service cost	(3)	(3)	(1)	(1)
Amortization of actuarial loss	17	15	—	—

Net periodic benefit cost	$30	$34	$5	$5

        During the six months ended June 30, 2011 and 2010, we made contributions to our pension and other postretirement benefit plans of $96 million and $72 million, respectively. During the remainder of 2011, we expect to contribute an additional amount of $68 million to these plans.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        On each of June 30, 2011 and March 31, 2011, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of June 15, 2011 and March 15, 2011, respectively. On each of June 30, 2010 and March 31, 2010, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of June 15, 2010 and March 15, 2010, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)
			Three Months Ended		Six Months Ended
	June 30, 2011	December 31, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Foreign currency translation adjustments, net of tax of $16 and $25 as of June 30, 2011 and December 31, 2010, respectively	$445	$298	$56	$(63)	$147	$(113)
Pension and other postretirement benefit adjustments, net of tax of $90 and $92 as of June 30, 2011 and December 31, 2010, respectively	(605)	(613)	4	4	8	10
Other comprehensive income of unconsolidated affiliates	7	7	—	—	—	—
Other, net	5	4	—	(5)	1	(5)

Total	(148)	(304)	60	(64)	156	(108)
Amounts attributable to noncontrolling interests	6	7	—	—	(1)	—

Amounts attributable to Huntsman Corporation	$(142)	$(297)	$60	$(64)	$155	$(108)

Huntsman International

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)
			Three Months Ended		Six Months Ended
	June 30, 2011	December 31, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Foreign currency translation adjustments, net of tax of $3 and $12 as of June 30, 2011 and December 31, 2010, respectively	$444	$296	$55	$(63)	$148	$(114)
Pension and other postretirement benefit adjustments, net of tax of $122 and $124 as of June 30, 2011 and December 31, 2010, respectively	(652)	(663)	6	5	11	13
Other comprehensive income of unconsolidated affiliates	7	7	—	—	—	—
Other, net	(1)	(1)	—	(5)	—	(5)

Total	(202)	(361)	61	(63)	159	(106)
Amounts attributable to noncontrolling interests	6	7	—	—	(1)	—

Amounts attributable to Huntsman International LLC	$(196)	$(354)	$61	$(63)	$158	$(106)

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Asbestos Litigation

        We have been named as a "premises defendant" in a number of asbestos exposure cases, typically claims by nonemployees of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaints have not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery.

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

	Six months ended June 30,
	2011	2010
Unresolved at beginning of period	1,116	1,138
Tendered during period	9	21
Resolved during period(1)	39	14
Unresolved at end of period	1,086	1,145

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

        We have never made any payments with respect to these cases. As of June 30, 2011, we had an accrued liability of $13 million relating to these cases and a corresponding receivable of $13 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2011.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Six months ended June 30,
	2011	2010
Unresolved at beginning of period	37	39
Filed during the period	8	1
Resolved during period	5	2
Unresolved at end of period	40	38

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $342,000 and $200,000 during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we had an accrual of $337,500 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2011.

Antitrust Matters

        We have been named as a defendant in civil class action antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("polyether polyol products") sold in the U.S. in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases in multidistrict litigation pending in the U.S. District Court for the District of Kansas.

        In addition, we and the other Polyether Polyol defendants have been named as defendants in three civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in the Kansas multidistrict litigation. The relevant time frame for these cases is 1994 to 2004 and they are referred to as the "direct action cases."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        The class action and the direct action cases have been consolidated in the Kansas court for the purposes of discovery and other pretrial matters. Discovery in the direct action cases is ongoing and we do not anticipate a trial of the direct action cases until 2013.

        On May 26, 2011, we entered into a settlement agreement with the class plaintiffs. Although we vigorously deny any wrongdoing alleged in the litigation, we determined to enter into the settlement to avoid the substantial burdens and uncertainties inherent in complex business litigation.

        Under the settlement agreement, we paid $11 million into an escrow fund for the benefit of the class on June 27, 2011 after the court preliminarily approved the settlement. We will pay an additional $11 million within one year thereafter and a third $11 million payment within two years of the initial payment. In exchange for these payments, we will receive from the class a release and discharge of all claims against us, as described in the settlement agreement. The settlement is subject to final approval by the court after notice is given to the class members. The hearing on final approval is scheduled for September 27, 2011.

        We fully accrued for this matter in prior quarters. The settlement does not resolve the direct action cases nor the other pending antitrust litigation described below.

        Two purported class action cases were filed May 5 and 17, 2006 in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, by direct purchasers of MDI, TDI and polyether polyols and by indirect purchasers of these products. The class certification hearing is scheduled for April 2, 2012. A purported class action case filed February 15, 2002 by purchasers of products containing rubber and urethanes products and pending in Superior Court of California, County of San Francisco is stayed pending resolution of the Kansas multidistrict litigation. The plaintiffs in each of these matters make similar claims against the defendants as the class plaintiffs in the Kansas multidistrict litigation.

        We have been named as a defendant in two purported class action civil antitrust suits alleging that we and our co-defendants and other co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The cases were filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland and a consolidated complaint was filed on April 12, 2010. The other defendants named in this matter are E.I. du Pont de Nemours and Company, Kronos Worldwide Inc., Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). A class certification hearing is scheduled for August 16, 2012 and trial is set to begin September 9, 2013. Discovery is ongoing.

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

        As a result of this settlement, we recognized a gain of $110 million in discontinued operations during the second quarter of 2010, the proceeds of which were used to repay secured debt in accordance with relevant provisions of the agreements governing our senior secured credit facilities. Of the $110 million payment, $34 million was reflected within the statement of cash flows as cash flows from investing activities and the remaining $76 million was reflected as cash flows from operating activities.

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

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2011 and 2010 our capital expenditures for EHS matters totaled $34 million and $24 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho believed to have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service notified us that we are a CERCLA Potentially Responsible Party (a "PRP") for the mine site involving selenium contaminated

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERCLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a Remedial Investigation/Feasibility Study (an "RI/FS"). In 2009, the Forest Service notified the three PRPs (our Company, Nu-West and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in conjunction with Wells Cargo, we agreed to jointly comply with a unilateral administrative order (a "UAO") to conduct an RI/FS of the entire West Ridge of the site, although we are alleged to have had only a limited historical presence in the investigation area. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. On June 15, 2010, we received the UAO which had been executed by the Forest Service and we are presently carrying out the requirements of the order. We continue to coordinate with our insurers regarding policy coverage in this matter. At this time, we do not believe the costs to remediate this site will be material to our financial condition, results of operations, or cash flows.

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

        In June of 2006, an agreement was reached between the local regulatory authorities and our Advanced Materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. In October 2010, the local authorities approved our proposed two-phase remedial approach. The first phase was installed in 2011 and involves groundwater extraction and treatment in one limited area of the site. The second phase, not yet defined, would proceed during site redevelopment. As the second phase remediation has not yet been defined, we are unable to assess the amount of any potential liability.

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environment Protection Authority, Victoria, Australia (the "EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have now reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. This facility has been closed and demolished.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        By letter dated March 15, 2010, the U.S. Department of Justice (the "DOJ") notified us that the U.S. Environmental Protection Agency (the "EPA") has requested that the DOJ bring an action in federal court against us and other PRPs for recovery of costs incurred by the U.S. in connection with releases of hazardous substances from the State Marine Superfund Site in Port Arthur, Texas. As of August 31, 2007, the EPA had incurred and paid approximately $2.8 million in unreimbursed response costs related to the site. Prior to filing the complaint, the DOJ requested that PRPs sign and return a standard tolling agreement (from March 31, 2010 through September 30, 2010) and participate in settlement discussions. We originally responded to an information request regarding this site on March 7, 2005 and identified historical transactions associated with a predecessor of a company we acquired. The prior owners have contractually agreed to indemnify us in this matter. While the DOJ is aware of the indemnity, we may be required to participate in future settlement discussions; therefore, on March 29, 2010, we submitted the signed tolling agreement and offer to negotiate to the DOJ. The tolling agreement has since been extended through September 30, 2011.

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $41 million and $48 million for environmental liabilities as of June 30, 2011 and December 31, 2010, respectively. Of these amounts, $4 million and $13 million were classified as accrued liabilities in our consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively, and $37 million and $35 million were classified as other noncurrent liabilities in our consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively. In certain cases, our remediation liabilities may be payable over

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called Registration, Evaluation and Authorization of Chemicals ("REACH"). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the European Economic Area ("EEA") more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled, and for chemicals where there are no suitable alternative substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances we purchase or manufacture in, or import into, the EEA. We met pre-registration REACH compliance requirements by the November 30, 2008 regulatory deadline, with the exception of pre-registrations for two substances, for a total of 1,850 pre-registrations for substances that we intended to register. These two substances, along with the other high-volume and high-priority chemicals, were successfully registered under the program by the November 30, 2010 regulatory deadline. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $9 million, $3 million and $2 million in 2010, 2009 and 2008, respectively, on REACH compliance. However, we cannot provide assurance that these recent expenditures will be indicative of future amounts required for REACH compliance.

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

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        In 2007, the U.S. Department of Homeland Security ("DHS") issued the final "Chemical Facility Anti-Terrorism Standard." To comply, chemical manufacturing facilities using specified chemicals in threshold quantities were required to submit a "Top Screen" questionnaire to the DHS in 2008. Consequently, we submitted Top Screens for all of our covered facilities and later the DHS designated four of our facilities as "High Risk" sites. In late 2008, these four sites performed and submitted DHS-required security vulnerability assessments. DHS subsequently deemed one of these sites to be on a high security risk tier, and the other three to be on a lower security risk tier. The three lower-tiered sites submitted Site Security Plans ("SSPs") to the DHS, but security improvements recommended from the SSPs are not anticipated to be material. The higher-tiered site also submitted an SSP to the DHS, and DHS-required security upgrades were estimated to cost $8 million to $10 million to be spent during 2011 and 2012. During the six months ended June 30, 2011, we spent approximately $2 million on these security upgrades. However, in June 2011, the DHS unexpectedly lowered the high-tiered site's risk ranking one level. Consequently, security upgrades are not expected to be as costly as originally projected for the higher-level ranking. Additional security upgrades will be required, but the extent and cost of these upgrades cannot be determined until the facility meets with the DHS to review the ranking change.

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

        In May and July 2010, PAPL fully disclosed the environmental noncompliance issues to the local Indian environmental agency, the Tamil Nadu Pollution Control Board ("TNPCB"). All environmental compliance and reporting issues have been addressed to the agency's satisfaction other than the use of freshwater for the dilution of wastewater effluent discharges and the remediation of several off-site solid waste disposal areas. Also in May 2010, we voluntarily contacted the U.S. Securities and Exchange Commission (the "SEC") and the DOJ to advise them of our investigation and that we intend to cooperate fully with each of them. We met with the SEC and the DOJ in October 2010 to discuss this matter and we continue to cooperate with these agencies. Steps have been taken to halt all known illegal or improper activity. These steps included the termination of employment of management

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

employees as appropriate. TNPCB directed us to submit a plan for the remediation of the off-site waste disposal areas and the plan was approved. The impacted off-site soil has been excavated and relocated to the site. Final disposal methods for the removed waste await approval from TNPCB.

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

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of June 30, 2011, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of June 30, 2011, we had 10.3 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Huntsman Corporation	$8	$5	$16	$12
Huntsman International	$8	$5	$15	$11

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $4 million and $3 million, for each of the six months ended June 30, 2011 and 2010, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Dividend yield	NA	NA	3.3%	3.0%
Expected volatility	NA	NA	65.6%	69.0%
Risk-free interest rate	NA	NA	2.8%	3.1%
Expected life of stock options granted during the period	NA	NA	6.6 years	6.6 years

        During each of the three months ended June 30, 2011 and 2010, no stock options were granted.

        A summary of stock option activity under the Stock Incentive Plan as of June 30, 2011 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2011	10,997	$12.28
Granted	941	17.59
Exercised	(1,226)	2.82
Forfeited	(99)	5.80

Outstanding at June 30, 2011	10,613	13.90	6.4	$66

Exercisable at June 30, 2011	7,322	16.42	5.5	31

        The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2011 was $9.22 per option. As of June 30, 2011, there was $10 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

        The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $19 million and $9 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of June 30, 2011 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2011	3,126		$6.95	1,642	$6.05
Granted	669		17.61	311	17.59
Vested	(1,485	)(1)	7.17	(726)	5.54
Forfeited	(8)		4.57	(71)	8.85

Nonvested at June 30, 2011	2,302		9.92	1,156	9.30

(1)
As of June 30, 2011, a total of 422,305 restricted stock units were vested, of which 93,173 vested during the six months ended June 30, 2011. Only 176,327 of these shares have been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of June 30, 2011, there was $32 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The value of share awards that vested during the six months ended June 30, 2011 and 2010 was $23 million and $18 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. During the six months ended June 30, 2011, we released valuation allowances of $6 million on certain net deferred tax assets in Luxembourg. During the six months ended June 30, 2010, we released a valuation allowance of $14 million on certain net deferred tax assets in Australia.

        During the six months ended June 30, 2011, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of approximately $1 million and during the six months ended June 30, 2010 we recorded a net decrease in unrecognized tax benefits with a

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. INCOME TAXES (Continued)

corresponding income tax benefit of $7 million, resulting from the settlement of tax audits, the effective settlement of certain tax positions and the expiration of statutes of limitations, net of current year additions.

HUNTSMAN CORPORATION

        In addition to the tax benefits resulting from the valuation allowance release and the tax effects resulting from the unrecognized tax benefit items discussed above, during the six months ended June 30, 2011 and 2010 we recognized $1 million and $13 million of tax benefit, respectively, on $3 million and $162 million of loss on early extinguishment of debt (the majority of the 2010 loss is not deductible for tax purposes). Excluding these items, we recorded income tax expense of $62 million and $39 million for the six months ended June 30, 2011 and 2010, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

HUNTSMAN INTERNATIONAL

        In addition to the tax benefits resulting from the valuation allowance release and the tax effects resulting from the unrecognized tax benefit items discussed above, during the six months ended June 30, 2011 and 2010 Huntsman International recognized $1 million and $5 million of tax benefit, respectively, on $3 million and $16 million of loss on early extinguishment of debt. Excluding these items, Huntsman International recorded income tax expense of $62 million and $42 million for the six months ended June 30, 2011 and 2010, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

17. DISCONTINUED OPERATIONS

AUSTRALIAN STYRENICS BUSINESS SHUTDOWN

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. The following results of operations of our former Australian styrenics business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$9	$10	$18	$35
Costs and expenses	(11)	(17)	(41)	(62)

Operating loss	(2)	(7)	(23)	(27)
Income tax benefit	1	1	8	9

Loss from discontinued operations, net of tax	$(1)	$(6)	$(15)	$(18)

        In 2006, product defect actions were filed against our subsidiary Huntsman Chemical Company Australia Pty Ltd ("HCCA") in Australian courts relating to the sale and supply of vinyl ester resins

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. DISCONTINUED OPERATIONS (Continued)

that were used in the manufacture of fiberglass swimming pools. HCCA ceased manufacturing these resins by 2004 and sold the business that manufactured and sold these resins in 2007.

        In 2010 and 2011, the courts found HCCA liable for damage to certain swimming pools and one court issued a ruling awarding $87,000 per pool for each of 423 known damaged pools, plus an additional 143 pools that could potentially fail plus economic damages, costs and interest in amounts still to be determined.

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

        During the three and six months ended June 30, 2010, we recorded after tax income from discontinued operations related to our former U.S. base chemicals and North American polymers businesses of $68 million and $67 million, respectively, which consisted of a $110 million pretax gain recorded in connection with the final settlement of insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by income taxes and legal fees related to the arbitration of the fire insurance claim.

18. NET INCOME (LOSS) PER SHARE

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. NET INCOME (LOSS) PER SHARE (Continued)

        Basic and diluted income (loss) per share is determined using the following information (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$114	$52	$189	$(107)

Net income (loss):
Net income (loss) attributable to Huntsman Corporation	$114	$114	$176	$(58)

Denominator:
Shares:
Weighted average shares outstanding	239.4	236.4	238.5	235.6
Dilutive securities:
Stock-based awards	4.3	4.4	4.7	—

Total dilutive shares outstanding assuming conversion	243.7	240.8	243.2	235.6

        Additional stock-based awards of 6.2 million and 6.9 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2011 and 2010, respectively, and additional stock-based awards of 6.1 million and 6.6 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2011 and 2010, respectively. These stock-based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010 periods because the effect would be anti-dilutive. In addition, our 7% convertible notes due 2018 would have had a weighted average effect of 1.8 million shares of common stock for the six months ended June 30, 2010 and interest expense, net of tax, of $1 million would have been included as an adjustment to the numerator of the diluted loss per share calculation for the six months ended June 30, 2010. However, the potential effect of assumed conversion of the convertible notes due 2018 were not included in the computation of diluted earnings per share for the six months ended June 30, 2010 because the effect would be anti-dilutive.

19. OPERATING SEGMENT INFORMATION

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Sales:
Polyurethanes	$1,135	$932	$2,182	$1,699
Performance Products	896	669	1,700	1,285
Advanced Materials	360	320	710	611
Textile Effects	200	213	390	408
Pigments	424	287	788	556
Eliminations	(81)	(78)	(157)	(122)

Total	$2,934	$2,343	$5,613	$4,437

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$142	$69	$256	$121
Performance Products	113	116	228	176
Advanced Materials	28	51	67	84
Textile Effects	(7)	(7)	(18)	(7)
Pigments	112	47	196	75
Corporate and other(2)	(63)	(45)	(144)	(252)

Subtotal	325	231	585	197
Discontinued Operations(3)	(2)	100	(23)	79

Total	323	331	562	276
Interest expense, net	(65)	(43)	(124)	(104)
Income tax expense—continuing operations	(34)	(39)	(56)	(5)
Income tax benefit (expense)—discontinued operations	1	(37)	8	(29)
Depreciation and amortization	(111)	(98)	(214)	(196)

Net income (loss) attributable to Huntsman Corporation	$114	$114	$176	$(58)

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$142	$69	$256	$121
Performance Products	113	116	228	176
Advanced Materials	28	51	67	84
Textile Effects	(7)	(7)	(18)	(7)
Pigments	112	47	196	75
Corporate and other(2)	(64)	(45)	(144)	(95)

Subtotal	324	231	585	354
Discontinued Operations(3)	(2)	100	(23)	79

Total	322	331	562	433
Interest expense, net	(67)	(47)	(131)	(113)
Income tax expense—continuing operations	(34)	(38)	(56)	(16)
Income tax benefit (expense)—discontinued operations	1	(37)	8	(29)
Depreciation and amortization	(105)	(92)	(203)	(184)

Net income attributable to Huntsman International LLC	$117	$117	$180	$91

(1)
Segment EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. OPERATING SEGMENT INFORMATION (Continued)

  unallocated restructuring, impairment and plant closing costs and nonoperating income and expense.

(3)
The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers, base chemicals and Australian styrenics businesses are included in discontinued operations for all periods presented. For more information, see "Note 17. Discontinued Operations."

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2011

(Dollars in Millions)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$55	$3	$248	$—	$306
Restricted cash	—	—	7	—	7
Accounts and notes receivable, net	26	185	1,625	—	1,836
Accounts receivable from affiliates	1,224	2,812	82	(4,046)	72
Inventories	107	280	1,369	(10)	1,746
Prepaid expenses	7	—	50	(24)	33
Deferred income taxes	5	—	45	(9)	41
Other current assets	40	7	258	(39)	266

Total current assets	1,464	3,287	3,684	(4,128)	4,307
Property, plant and equipment, net	402	866	2,431	2	3,701
Investment in unconsolidated affiliates	5,587	1,730	133	(7,258)	192
Intangible assets, net	52	2	60	(3)	111
Goodwill	(19)	84	46	—	111
Deferred income taxes	62	—	175	(36)	201
Notes receivable from affiliates	54	985	6	(1,039)	6
Other noncurrent assets	57	151	257	—	465

Total assets	$7,659	$7,105	$6,792	$(12,462)	$9,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74	$268	$768	$—	$1,110
Accounts payable to affiliates	2,065	839	1,171	(4,046)	29
Accrued liabilities	111	138	570	(62)	757
Deferred income taxes	—	55	20	(11)	64
Note payable to affiliate	100	—	—	—	100
Current portion of debt	93	—	196	—	289

Total current liabilities	2,443	1,300	2,725	(4,119)	2,349
Long-term debt	3,259	—	627	—	3,886
Notes payable to affiliates	435	—	1,043	(1,039)	439
Deferred income taxes	—	37	84	(34)	87
Other noncurrent liabilities	163	133	544	(3)	837

Total liabilities	6,300	1,470	5,023	(5,195)	7,598
Equity
Huntsman International LLC members' equity:
Members' equity	3,074	4,741	2,313	(7,054)	3,074
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,519)	(1,015)	(422)	1,437	(1,519)
Accumulated other comprehensive (loss) income	(196)	1,909	(211)	(1,698)	(196)

Total Huntsman International LLC members' equity	1,359	5,635	1,681	(7,316)	1,359
Noncontrolling interests in subsidiaries	—	—	88	49	137

Total equity	1,359	5,635	1,769	(7,267)	1,496

Total liabilities and equity	$7,659	$7,105	$6,792	$(12,462)	$9,094

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 31, 2010

(Dollars in Millions)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$220	$9	$332	$—	$561
Restricted cash	—	—	7	—	7
Accounts and notes receivable, net	17	112	1,284	—	1,413
Accounts receivable from affiliates	1,275	2,530	79	(3,784)	100
Inventories	78	240	1,089	(11)	1,396
Prepaid expenses	11	6	42	(14)	45
Deferred income taxes	5	—	44	(9)	40
Other current assets	—	3	160	(3)	160

Total current assets	1,606	2,900	3,037	(3,821)	3,722
Property, plant and equipment, net	417	881	2,169	2	3,469
Investment in unconsolidated affiliates	5,018	1,403	172	(6,359)	234
Intangible assets, net	62	3	42	—	107
Goodwill	(17)	84	27	—	94
Deferred income taxes	(9)	—	161	27	179
Notes receivable from affiliates	51	930	7	(981)	7
Other noncurrent assets	73	169	253	—	495

Total assets	$7,201	$6,370	$5,868	$(11,132)	$8,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42	$212	$586	$—	$840
Accounts payable to affiliates	1,892	860	1,091	(3,784)	59
Accrued liabilities	102	77	464	(17)	626
Deferred income taxes	—	55	19	(11)	63
Note payable to affiliate	100	—	—	—	100
Current portion of debt	114	—	405	—	519

Total current liabilities	2,250	1,204	2,565	(3,812)	2,207
Long-term debt	3,320	—	307	—	3,627
Notes payable to affiliates	435	—	985	(981)	439
Deferred income taxes	8	(28)	86	28	94
Other noncurrent liabilities	160	138	555	(1)	852

Total liabilities	6,173	1,314	4,498	(4,766)	7,219
Equity Huntsman International LLC members' equity:
Members' equity	3,049	4,764	2,217	(6,981)	3,049
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,667)	(1,308)	(549)	1,857	(1,667)
Accumulated other comprehensive (loss) income	(354)	1,600	(318)	(1,282)	(354)

Total Huntsman International LLC members' equity	1,028	5,056	1,351	(6,407)	1,028
Noncontrolling interests in subsidiaries	—	—	19	41	60

Total equity	1,028	5,056	1,370	(6,366)	1,088

Total liabilities and equity	$7,201	$6,370	$5,868	$(11,132)	$8,307

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2011

(Dollars in Millions)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$231	$861	$1,807	$(3)	$2,896
Related party sales	110	149	283	(504)	38

Total revenues	341	1,010	2,090	(507)	2,934
Cost of goods sold	298	816	1,802	(487)	2,429

Gross profit	43	194	288	(20)	505
Selling, general and administrative	45	31	179	—	255
Research and development	13	8	21	—	42
Other operating income	(4)	(11)	(11)	—	(26)
Restructuring, impairment and plant closing costs	—	—	9	—	9

Operating (loss) income	(11)	166	90	(20)	225
Interest (expense) income, net	(54)	11	(24)	—	(67)
Equity in income of investment in affiliates and subsidiaries	162	53	3	(216)	2
Other (expense) income	(16)	—	—	17	1

Income from continuing operations before income taxes	81	230	69	(219)	161
Income tax benefit (expense)	36	(60)	(10)	—	(34)

Income from continuing operations	117	170	59	(219)	127
Loss from discontinued operations, net of tax	—	—	(1)	—	(1)

Income before extraordinary gain	117	170	58	(219)	126
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	1	—	1

Net income	117	170	59	(219)	127
Net income attributable to noncontrolling interests	—	(1)	(4)	(5)	(10)

Net income attributable to Huntsman International LLC	$117	$169	$55	$(224)	$117

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2010

(Dollars in Millions)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$207	$650	$1,423	$—	$2,280
Related party sales	67	140	269	(413)	63

Total revenues	274	790	1,692	(413)	2,343
Cost of goods sold	233	665	1,463	(406)	1,955

Gross profit	41	125	229	(7)	388
Selling, general and administrative	34	24	150	—	208
Research and development	12	7	17	—	36
Other operating (income) expense	(10)	19	(13)	—	(4)
Restructuring, impairment and plant closing costs	—	—	17	—	17

Operating income	5	75	58	(7)	131
Interest (expense) income, net	(41)	9	(15)	—	(47)
Equity income of investment in affiliates and subsidiaries	177	55	19	(235)	16
Loss on early extinguishment of debt	(7)	—	—	—	(7)
Other (expense) income	(10)	—	2	10	2

Income from continuing operations before income taxes	124	139	64	(232)	95
Income tax benefit (expense)	11	(33)	(16)	—	(38)

Income from continuing operations	135	106	48	(232)	57
(Loss) income from discontinued operations, net of tax	(18)	68	12	—	62

Net income	117	174	60	(232)	119
Net income attributable to noncontrolling interests	—	(1)	(2)	1	(2)

Net income attributable to Huntsman International LLC	$117	$173	$58	$(231)	$117

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011

(Dollars in Millions)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$435	$1,664	$3,426	$(3)	$5,522
Related party sales	192	283	569	(953)	91

Total revenues	627	1,947	3,995	(956)	5,613
Cost of goods sold	541	1,582	3,456	(936)	4,643

Gross profit	86	365	539	(20)	970
Selling, general and administrative	84	57	331	—	472
Research and development	24	16	41	—	81
Other operating expense (income)	33	(38)	13	—	8
Restructuring, impairment and plant closing costs	—	—	16	—	16

Operating (loss) income	(55)	330	138	(20)	393
Interest (expense) income, net	(110)	21	(42)	—	(131)
Equity in income of investment in affiliates and subsidiaries	281	61	5	(343)	4
Loss on early extinguishment of debt	(3)	—	—	—	(3)
Other (expense) income	(16)	—	—	17	1

Income from continuing operations before income taxes	97	412	101	(346)	264
Income tax benefit (expense)	76	(120)	(12)	—	(56)

Income from continuing operations	173	292	89	(346)	208
Income (loss) from discontinued operations, net of tax	7	—	(22)	—	(15)

Income before extraordinary gain	180	292	67	(346)	193
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2	—	2

Net income	180	292	69	(346)	195
Net income attributable to noncontrolling interests	—	(1)	(8)	(6)	(15)

Net income attributable to Huntsman International LLC	$180	$291	$61	$(352)	$180

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010

(Dollars in Millions)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$390	$1,157	$2,782	$—	$4,329
Related party sales	125	248	497	(762)	108

Total revenues	515	1,405	3,279	(762)	4,437
Cost of goods sold	431	1,237	2,846	(751)	3,763

Gross profit	84	168	433	(11)	674
Selling, general and administrative	70	44	309	—	423
Research and development	24	14	34	—	72
Other operating (income) expense	(27)	33	(17)	—	(11)
Restructuring, impairment and plant closing costs	2	—	18	—	20

Operating income	15	77	89	(11)	170
Interest (expense) income, net	(97)	18	(34)	—	(113)
Equity income of investment in affiliates and subsidiaries	175	49	19	(226)	17
Loss on early extinguishment of debt	(16)	—	—	—	(16)
Other (expense) income	(10)	—	2	10	2

Income from continuing operations before income taxes	67	144	76	(227)	60
Income tax benefit (expense)	35	(35)	(16)	—	(16)

Income from continuing operations	102	109	60	(227)	44
(Loss) income from discontinued operations, net of tax	(11)	68	(8)	—	49

Net income	91	177	52	(227)	93
Net income attributable to noncontrolling interests	—	(1)	(2)	1	(2)

Net income attributable to Huntsman International LLC	$91	$176	$50	$(226)	$91

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011

(Dollars in Millions)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$86	$45	$(128)	$(6)	$(3)

Investing activities:
Capital expenditures	(7)	(29)	(88)	—	(124)
Proceeds from settlements treated as reimbursement of capital expenditures	—	—	3	—	3
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	28	—	28
Cash paid for acquisition of a business	—	—	(23)	—	(23)
Proceeds from sale of business/assets	—	—	3	—	3
Decrease in receivable from affiliate	8	—	—	—	8
Investment in affiliate	(106)	(1)	—	107	—
Investment in unconsolidated affiliate	—	(10)	—	—	(10)
Cash received from unconsolidated affiliates	—	13	—	—	13
Other, net	—	—	(6)	5	(1)

Net cash used in investing activities	(105)	(27)	(83)	112	(103)
Financing activities:
Net borrowings under revolving loan facilities	—	—	4	—	4
Net borrowings on overdraft facilities	—	—	11	—	11
Repayments of short-term debt	—	—	(100)	—	(100)
Borrowings on short-term debt	—	—	76	—	76
Repayments of long-term debt	(100)	—	(70)	—	(170)
Proceeds from issuance of long-term debt	—	—	71	—	71
Repayments of notes payable	(14)	—	(1)	—	(15)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(7)	—	—	—	(7)
Call premiums related to early extinguishment of debt	(3)	—	—	—	(3)
Contribution from parent, net	—	(23)	130	(107)	—
Dividends paid	(32)	(1)	—	1	(32)
Excess tax benefit related to stock-based compensation	10	—	—	—	10

Net cash (used in) provided by financing activities	(146)	(24)	122	(106)	(154)
Effect of exchange rate changes on cash	—	—	5	—	5

Decrease in cash and cash equivalents	(165)	(6)	(84)	—	(255)
Cash and cash equivalents at beginning of period	220	9	332	—	561

Cash and cash equivalents at end of period	$55	$3	$248	$—	$306

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010

(Dollars in Millions)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash used in operating activities	$(340)	$(13)	$(60)	$—	$(413)

Investing activities:
Capital expenditures	(6)	(26)	(46)	—	(78)
Proceeds from settlements treated as reimbursement of capital expenditures	—	34	—	—	34
Investment in unconsolidated affiliates	—	—	(4)	—	(4)
Investment in affiliate	(116)	(4)	—	120	—
Change in restricted cash	—	—	(1)	—	(1)
Increase in receivable from affiliate	(46)	—	—	—	(46)

Net cash (used in) provided by investing activities	(168)	4	(51)	120	(95)
Financing activities:
Net borrowings under revolving loan facilities	—	—	(4)	—	(4)
Revolving loan facility from A/R Programs	254	—	—	—	254
Net borrowings on overdraft facilities	—	—	5	—	5
Repayments of short-term debt	—	—	(94)	—	(94)
Borrowings on short-term debt	—	—	115	—	115
Repayments of long-term debt	(629)	—	(30)	—	(659)
Proceeds from issuance of long-term debt	350	—	25	—	375
Repayments of note payable to affiliate	(125)	—	—	—	(125)
Proceeds from note payable to affiliate	110	—	—	—	110
Intercompany repayments	—	—	(5)	5	—
Repayments of notes payable	(19)	—	(3)	—	(22)
Borrowings on notes payable	—	—	4	—	4
Debt issuance costs paid	(17)	—	—	—	(17)
Call premiums related to early extinguishment of debt	(7)	—	—	—	(7)
Contribution from parent, net	—	(2)	127	(125)	—
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	—	(1)	1	—	—

Net cash (used in) provided by financing activities	(79)	(3)	141	(120)	(61)
Effect of exchange rate changes on cash	—	—	(8)	—	(8)

(Decrease) increase in cash and cash equivalents	(587)	(12)	22	—	(577)
Cash and cash equivalents at beginning of period	688	24	207	—	919

Cash and cash equivalents at end of period	$101	$12	$229	$—	$342

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        With respect to Huntsman Corporation, certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Huntsman International is a limited liability company, and, pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the safe harbor for certain forward-looking statements is inapplicable to it. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and nondurable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. We had revenues for the six months ended June 30, 2011 and 2010 of $5,613 million and $4,437 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

RECENT DEVELOPMENTS

Redemption of 7.375% Senior Subordinated Notes Due 2015

        On July 25, 2011, Huntsman International redeemed the remaining $75 million of its 7.375% senior subordinated notes due 2015. The total redemption payment, excluding accrued interest, was $77 million, which included $2 million of call premiums. We expect to record a loss on early extinguishment of debt for this transaction in the third quarter of 2011 of $2 million.

OUTLOOK

        Global demand for most of our products is strong and we continue to be encouraged by underlying trends within our largest businesses. Average selling prices increased on a quarterly basis both from the prior year and sequentially within all our businesses, a trend we expect to continue in the near term for most of our businesses, most notably in our Pigments business.

        We continue to be optimistic that we will see stable to improving markets globally for the remainder of 2011. Nevertheless, we recognize that there are significant continuing economic risks that could materially impact our earnings performance. Continued government budgetary issues, both in the U.S. and in Europe, and inflation containment efforts in China are headwinds to accelerating demand in this stage of the economic cycle. While we anticipate that our raw material and energy costs will remain at elevated levels in response to increased demand, subject to global economic growth we expect our margins will continue to improve.

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

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions):

Huntsman Corporation

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2011	2010		2011	2010
Revenues	$2,934	$2,343	25%	$5,613	$4,437	27%
Cost of goods sold	2,433	1,958	24%	4,652	3,771	23%

Gross profit	501	385	30%	961	666	44%
Operating expenses, net	272	241	13%	563	497	13%
Restructuring, impairment and plant closing costs	9	17	(47)%	16	20	(20)%

Operating income	220	127	73%	382	149	156%
Interest expense, net	(65)	(43)	51%	(124)	(104)	19%
Equity in income of investment in unconsolidated affiliates	2	16	(88)%	4	17	(76)%
Loss on early extinguishment of debt	—	(7)	NM	(3)	(162)	(98)%
Expenses associated with the Terminated Merger and related litigation	—	(1)	NM	—	(1)	NM
Other income	1	1	—	1	1	—

Income (loss) from continuing operations before income taxes	158	93	70%	260	(100)	NM
Income tax expense	(34)	(39)	(13)%	(56)	(5)	NM

Income (loss) from continuing operations	124	54	130%	204	(105)	NM
(Loss) income from discontinued operations, net of tax	(1)	62	NM	(15)	49	NM
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	NM	2	—	NM

Net income (loss)	124	116	7%	191	(56)	NM
Net income attributable to noncontrolling interests	(10)	(2)	400%	(15)	(2)	650%

Net income (loss) attributable to Huntsman Corporation	114	114	—	176	(58)	NM
Interest expense, net	65	43	51%	124	104	19%
Income tax expense from continuing operations	34	39	(13)%	56	5	NM
Income tax (benefit) expense from discontinued operations	(1)	37	NM	(8)	29	NM
Depreciation and amortization	111	98	13%	214	196	9%

EBITDA(1)	$323	$331	(2)%	$562	$276	104%

Net income (loss) per share:
Basic	$0.48	$0.48	—	$0.74	$(0.25)	NM
Diluted	0.47	0.47	—	0.72	(0.25)	NM
Net cash provided by (used in) operating activities				1	(442)	NM
Net cash used in investing activities				(111)	(49)	127%
Net cash used in financing activities				(178)	(480)	(63)%
Other non-GAAP measures:
Adjusted EBITDA(1)	$318	$257	24%	$620	$380	63%
Adjusted net income(2)	117	75	56%	231	59	292%
Adjusted income (loss) per share(2):
Basic	0.49	0.32	53%	0.97	0.25	288%
Diluted	0.48	0.31	55%	0.95	0.25	280%
Capital expenditures, net of reimbursements(3)				121	44	175%

Huntsman International

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2011	2010		2011	2010
Revenues	$2,934	$2,343	25%	$5,613	$4,437	27%
Cost of goods sold	2,429	1,955	24%	4,643	3,763	23%

Gross profit	505	388	30%	970	674	44%
Operating expenses, net	271	240	13%	561	484	16%
Restructuring, impairment and plant closing costs	9	17	(47)%	16	20	(20)%

Operating income	225	131	72%	393	170	131%
Interest expense, net	(67)	(47)	43%	(131)	(113)	16%
Equity in income of investment in unconsolidated affiliates	2	16	(88)%	4	17	(76)%
Loss on early extinguishment of debt	—	(7)	NM	(3)	(16)	(81)%
Other income	1	2	(50)%	1	2	(50)%

Income from continuing operations before income taxes	161	95	69%	264	60	340%
Income tax expense	(34)	(38)	(11)%	(56)	(16)	250%

Income from continuing operations	127	57	123%	208	44	373%
(Loss) income from discontinued operations, net of tax	(1)	62	NM	(15)	49	NM
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	NM	2	—	NM

Net income	127	119	7%	195	93	110%
Net income attributable to noncontrolling interests	(10)	(2)	400%	(15)	(2)	650%

Net income attributable to Huntsman International LLC	117	117	—	180	91	98%
Interest expense, net	67	47	43%	131	113	16%
Income tax expense from continuing operations	34	38	(11)%	56	16	250%
Income tax (benefit) expense from discontinued operations	(1)	37	NM	(8)	29	NM
Depreciation and amortization	105	92	14%	203	184	10%

EBITDA(1)	$322	$331	(3)%	$562	$433	30%

Net cash used in operating activities				(3)	(413)	(99)%
Net cash used in investing activities				(103)	(95)	8%
Net cash used in financing activities				(154)	(61)	152%
Other non-GAAP measures:
Adjusted EBITDA(1)	$317	$256	24%	$620	$390	59%
Adjusted net income(2)	120	77	56%	235	71	231%
Capital expenditures, net of reimbursements(3)				121	44	175%

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

Adjusted EBITDA is computed by eliminating the following from EBITDA: unallocated foreign exchange gains; loss on early extinguishment of debt; legal settlements; EBITDA from discontinued operations; acquisition expenses; gain on the sale of assets related to plant closures; expenses associated with the Terminated Merger and related litigation (Huntsman Corporation only); extraordinary gain on the acquisition of a business; gain on consolidation of a variable interest entity and restructuring, impairment and plant closing costs (credits). Adjusted EBITDA is presented solely as a supplemental disclosure to EBITDA and reported GAAP measures because we believe that it is indicative of our operating performance and is frequently used as a valuation measure of chemical companies. Our management also uses Adjusted EBITDA to evaluate the core operating performance of our segments and business.

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

For each of our Company and Huntsman International, the following tables set forth certain items of income (expense) included in EBITDA (in millions):

Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to Huntsman Corporation	$114	$114	$176	$(58)
Interest expense, net	65	43	124	104
Income tax expense from continuing operations	34	39	56	5
Income tax (benefit) expense from discontinued operations	(1)	37	(8)	29
Depreciation and amortization	111	98	214	196

EBITDA	323	331	562	276
Foreign exchange gains—unallocated	(3)	—	(5)	(1)
Loss on early extinguishment of debt	—	7	3	162
Gain on consolidation of a variable interest entity	(12)	—	(12)	—
Legal settlements	—	—	34	—
EBITDA from discontinued operations	2	(100)	23	(79)
Acquisition expenses	3	1	4	1
Gain on sale of assets related to plant closures	(3)	—	(3)	—
Expenses associated with the Terminated Merger and related litigation	—	1	—	1
Extraordinary gain on the acquisition of a business	(1)	—	(2)	—
Restructuring, impairment and plant closing costs (credits):
Advanced Materials	3	—	3	(2)
Textile Effects	—	15	5	15
Pigments	5	2	7	3
Corporate and other	1	—	1	4

Total restructuring, impairment and plant closing costs	9	17	16	20

Adjusted EBITDA	$318	$257	$620	$380

Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to Huntsman International	$117	$117	$180	$91
Interest expense, net	67	47	131	113
Income tax expense from continuing operations	34	38	56	16
Income tax (benefit) expense from discontinued operations	(1)	37	(8)	29
Depreciation and amortization	105	92	203	184

EBITDA	322	331	562	433
Foreign exchange gains—unallocated	(3)	—	(5)	(1)
Loss on early extinguishment of debt	—	7	3	16
Gain on consolidation of a variable interest entity	(12)	—	(12)	—
Legal settlements	—	—	34	—
EBITDA from discontinued operations	2	(100)	23	(79)
Acquisition expenses	3	1	4	1
Gain on sale of assets related to plant closures	(3)	—	(3)	—
Extraordinary gain on the acquisition of a business	(1)	—	(2)	—
Restructuring, impairment and plant closing costs (credits):
Advanced Materials	3	—	3	(2)
Textile Effects	—	15	5	15
Pigments	5	2	7	3
Corporate and other	1	—	1	4

Total restructuring, impairment and plant closing costs	9	17	16	20

Adjusted EBITDA	$317	$256	$620	$390

(2)
Adjusted net income (loss) is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: unallocated foreign exchange gains or losses; loss on early extinguishment of debt; legal settlements; discount amortization of settlement financing; income (loss) from discontinued operations; acquisition expenses; gain on sale of assets related to plant closures; expenses associated with the Terminated Merger and related litigation (Huntsman Corporation only); extraordinary gain on the acquisition of a business; gain on consolidation of a variable interest entity; and restructuring, impairment and plant closing costs. The income tax impacts of each aforementioned item was calculated using the statutory rates in the applicable taxing jurisdiction and considering valuation allowances on deferred tax assets in each jurisdiction. Basic adjusted income (loss) per share excludes dilution and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to Huntsman Corporation	$114	$114	$176	$(58)
Foreign exchange losses (gains)—unallocated, net of tax of $4 and $(4) for the three months ended, respectively, and $10 and $(9) for the six months ended, respectively	1	(4)	5	(10)
Loss on early extinguishment of debt, net of tax of nil and $(3) for the three months ended, respectively, and $(1) and $(15) for the six months ended, respectively	—	4	2	147
Gain on consolidation of a variable interest entity, net of tax of $2	(10)	—	(10)	—
Legal settlements, net of tax of $(13)	—	—	21	—
Discount amortization of settlement financing, net of tax of $(2) and $(3) for the three months ended, respectively, and $(5) each for the six months ended	5	4	9	8
Loss (income) from discontinued operations, net of tax of $(1) and $37 for the three months ended, respectively, and $(8) and $29 for the six months ended, respectively	1	(62)	15	(49)
Acquisition expenses, net of tax of $(1) and nil for the three months ended, respectively, and $(1) and nil for the six months ended, respectively	2	1	3	1
Gain on sale of assets related to plant closures, net of tax of nil	(3)	—	(3)	—
Expenses associated with the Terminated Merger and related litigation, net of tax of nil	—	1	—	1
Extraordinary gain on acquisition of a business, net of tax of nil	(1)	—	(2)	—
Restructuring, impairment and plant closing costs, net of tax of $(1) and nil for the three months ended, respectively, and $(1) each for the six months ended	8	17	15	19

Adjusted net income	$117	$75	$231	$59

Weighted average shares—diluted	243.7	240.8	243.2	240.8

Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to Huntsman International	$117	$117	$180	$91
Foreign exchange losses (gains)—unallocated, net of tax of $4 and $(4) for the three months ended, respectively, and $10 and $(9) for the six months ended, respectively	1	(4)	5	(10)
Loss on early extinguishment of debt, net of tax of nil and $(3) for the three months ended, respectively, and (1) and $(5) for the six months ended, respectively	—	4	2	11
Gain on consolidation of a variable interest entity, net of tax of $2	(10)	—	(10)	—
Legal settlements, net of tax of $(13)	—	—	21	—
Discount amortization of settlement financing, net of tax of $(2) and $(3) for the three months ended, respectively, and $(5) each for the six months ended	5	4	9	8
Loss (income) from discontinued operations, net of tax of $(1) and $37 for the three months ended, respectively, and $(8) and $29 for the six months ended, respectively	1	(62)	15	(49)
Acquisition expenses, net of tax of $(1) and nil for the three months ended, respectively, and $(1) and nil for the six months ended, respectively	2	1	3	1
Gain on sale of assets related to plant closures, net of tax of nil	(3)	—	(3)	—
Extraordinary gain on acquisition of a business, net of tax of nil	(1)	—	(2)	—
Restructuring, impairment and plant closing costs, net of tax of $(1) and nil for the three months ended, respectively, and $(1) each for the six months ended	8	17	15	19

Adjusted net income	$120	$77	$235	$71

(3)
Capital expenditures, net of reimbursements represent cash paid for capital expenditures less reimbursements of capital expenditures from insurance settlements, other legal settlements and contributions from noncontrolling shareholders in consolidated entities. During the six months ended June 30, 2011, capital expenditures of $124 million were reimbursed in part by $3 million of proceeds from a settlement by Arabian Amines Company of a dispute with its third party contractors. During the six months ended June 30, 2010 capital expenditures of $78 million were reimbursed in part by $34 million from insurance settlement proceeds. We received $110 million from the settlement of our insurance claims related to the 2006 fire at our Port Arthur Texas plant, $34 million of which was considered as a reimbursement of capital expenditures.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

        For the three months ended June 30, 2011, the net income attributable to Huntsman Corporation was $114 million on revenues of $2,934 million, compared with net income attributable to Huntsman Corporation of $114 million on revenues of $2,343 million for the same period of 2010. For the three months ended June 30, 2011, the net income attributable to Huntsman International LLC was $117 million on revenues of $2,934 million, compared with net income attributable to Huntsman International LLC of $117 million on revenues of $2,343 million for the same period of 2010. The change in operating results was the result of the following:

  •
  Revenues for the three months ended June 30, 2011 increased by $591 million, or 25%, as compared with the 2010 period. The increase was due principally to higher average selling prices in all of our segments, and higher sales volumes in all of our segments except Advanced Materials and Textile Effects. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2011 increased by $116 million and $117 million, respectively, or 30% each, as compared with the 2010 period. The increase resulted from higher gross margins in all of our segments except Advanced Materials and Textile Effects. See "—Segment Analysis" below.

  •
  Operating expenses for the three months ended June 30, 2011 increased by $31 million, or 13%, as compared with the 2010 period. Operating expenses increased by $18 million in the 2011 period due to the impact of translating foreign currency amounts to the U.S. dollar. Selling, general and administrative expenses were also higher, partially offset by a $12 million gain on the consolidation of Sasol-Huntsman and an $8 million settlement gain recorded by the Arabian Amines Company. For further information see "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited).

  •
  Restructuring, impairment and plant closing costs for the three months ended June 30, 2011 decreased to $9 million from $17 million in the 2010 period. For more information, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended June 30, 2011 increased by $22 million and $20 million, respectively, or 51% and 43%, respectively, as compared with the 2010 period. In the three months ended June 30, 2010, we benefited from a $15 million reduction in interest expense related to the ineffective portion of a cross currency swap, and interest expense in the 2011 period is also higher due to the consolidation of our Sasol-Huntsman and Arabian Amines Company joint ventures. For more information, see "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited).

  •
  Equity in income of investment in unconsolidated affiliates for the three months ended June 30, 2011 decreased to $2 million from $16 million in the 2010 period. During the second quarter of 2010, we recorded a nonrecurring $15 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman joint venture. For more information, see "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited).

  •
  The loss on early extinguishment of debt for the three months ended June 30, 2010 resulted from the April 26, 2010 prepayment of $124 million on Term Loan B and $40 million on Term Loan C and the June 22, 2010 prepayment of $110 million on our Senior Credit Facilities.

  •
  For the three months ended June 30, 2011, our income tax expense decreased by $5 million and Huntsman International's tax expense decreased by $4 million as compared with the same period in 2010. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the three months ended June 30, 2010, we computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision, as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For the three months ended June 30, 2011, we used the annual effective tax rate method. For more information, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Loss from discontinued operations, net of tax, for the three months ended June 30, 2011 was $1 million compared to income from discontinued operations of $62 million in the 2010 period. The decrease in income from discontinued operations resulted principally from a $110 million pretax gain recognized in the second quarter of 2010 in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, offset in part by related income taxes, legal and other costs. See "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended June 30,
			Percent Change
	2011	2010
Revenues
Polyurethanes	$1,135	$932	22%
Performance Products	896	669	34%
Advanced Materials	360	320	13%
Textile Effects	200	213	(6)%
Pigments	424	287	48%
Eliminations	(81)	(78)	4%

Total	$2,934	$2,343	25%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$142	$69	106%
Performance Products	113	116	(3)%
Advanced Materials	28	51	(45)%
Textile Effects	(7)	(7)	—
Pigments	112	47	138%
Corporate and other	(63)	(45)	40%

Subtotal	325	231	41%
Discontinued Operations	(2)	100	NM

Total	$323	$331	(2)%

Huntsman International
Segment EBITDA
Polyurethanes	$142	$69	106%
Performance Products	113	116	(3)%
Advanced Materials	28	51	(45)%
Textile Effects	(7)	(7)	—
Pigments	112	47	138%
Corporate and other	(64)	(45)	42%

Subtotal	324	231	40%
Discontinued Operations	(2)	100	NM

Total	$322	$331	(3)%

	Three months ended June 30, 2011 vs. 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	20%	4%	—	2%
Performance Products	23%	4%	—	6%
Advanced Materials	8%	6%	2%	(4)%
Textile Effects	—	5%	—	(11)%
Pigments	35%	7%	—	8%
Total Company	19%	5%	(2)%	4%

	Three months ended June 30, 2011 vs. March 31, 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	9%	2%	2%	(4)%
Performance Products	10%	2%	(2)%	1%
Advanced Materials	3%	3%	1%	(7)%
Textile Effects	1%	2%	1%	3%
Pigments	9%	3%	—	5%
Total Company	8%	2%	—	(1)%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to higher average selling prices and higher sales volumes. Average MDI and PO/MTBE selling prices increased primarily in response to higher raw material costs and the strength of major European currencies against the U.S. dollar. MDI sales volumes increased primarily due to improved demand in the insulation and automotive sectors and stronger regional demand in the Americas and Asia. The increase in segment EBITDA was primarily due to higher contribution margins and higher sales volumes.

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended June 30, 2011 compared to the same period in 2010 was due to higher average selling prices and higher sales volumes. Average selling prices increased across almost all product groups, principally in response to higher raw material costs and the strength of major European currencies and the Australian dollar against the U.S. dollar. Sales volumes increased primarily as a result of the consolidation of the Sasol-Huntsman joint venture during the second quarter of 2011 and more production from our Arabian Amines Company joint venture which was starting up in the second quarter of 2010. The decrease in segment EBITDA was primarily due to a nonrecurring $15 million credit recorded in the second quarter of 2010 to appropriately reflect our investment in the Sasol-Huntsman joint venture, offset in part by a gain of $12 million recorded in the second quarter of 2011 in connection with the consolidation of the Sasol-Huntsman joint venture.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily in response to higher raw material costs and the strength of major European currencies against the U.S. dollar. Sales volumes decreased in our base resins business partially offset by an increase in combined sales volumes in our core formulation systems and specialty components businesses. The decrease in segment EBITDA was primarily due to lower margins, the impact of stronger major European currencies against the U.S. dollar resulting in higher manufacturing and selling, general and administrative costs, and higher restructuring, impairment and plant closing costs. During the three months ended June 30, 2011 and 2010, our Advanced Materials segment recorded restructuring, impairment and plant closing charges of $3 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended June 30, 2011 compared to the same period in 2010 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased due to lower demand and customer manufacturing constraints. Average selling prices increased primarily from the strength of major European currencies against the U.S. dollar. EBITDA remained unchanged primarily due to lower sales volumes, the foreign currency impact of a stronger Swiss franc against the U.S. dollar on our manufacturing and selling, general and administrative costs, offset by lower restructuring, impairment and plant closing costs. During the three months ended June 30, 2011 and 2010, our Textile Effects segment recorded restructuring, impairment and plant closing charges of nil and $15 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for three months ended June 30, 2011 compared to the same period in 2010 was due to higher average selling prices and higher sales volumes. Average selling prices increased in all regions of the world driven principally by higher raw materials costs and stronger overall market demand. Sales volumes increased primarily due to increased global demand, particularly in the Asia-Pacific, Africa, Latin America and Middle East regions. The increase in segment EBITDA in our Pigments segment was primarily due to higher margins and higher sales volumes, partially offset by higher manufacturing and selling, general and administrative costs.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring impairment and plant closing costs and nonoperating income and expense. For the three months ended June 30, 2011, EBITDA from Corporate and other items decreased by $18 million to a loss of $63 million from a loss of $45 million for the same period in 2010. The decrease in EBITDA from Corporate and other for the three months ended June 30, 2011 resulted primarily from a $14 million increase in LIFO inventory valuation expense ($11 million of loss in 2011 compared to $3 million gain in 2010).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring impairment and plant closing costs and nonoperating income and expense. For the three months ended June 30, 2011, EBITDA from Corporate and other items decreased by $19 million to a loss of $64 million from a loss of $45 million for the same period in 2010. The decrease in EBITDA from Corporate and other for the three months ended June 30, 2011 resulted primarily from a $14 million increase in LIFO inventory valuation expense ($11 million of loss in 2011 compared to $3 million gain in 2010).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, legal costs, partial fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. During the second quarter of 2010, we recognized a $110 million pretax gain in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, offset in part by related income taxes, legal and other costs. For more information, see "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

        For the six months ended June 30, 2011, the net income attributable to Huntsman Corporation was $176 million on revenues of $5,613 million, compared with net loss attributable to Huntsman Corporation of $58 million on revenues of $4,437 million for the same period of 2010. For the six months ended June 30, 2011, the net income attributable to Huntsman International LLC was $180 million on revenues of $5,613 million, compared with net income attributable to Huntsman International LLC of $91 million on revenues of $4,437 million for the same period of 2010. The increase of $234 million in net income attributable to Huntsman Corporation and the increase of $89 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the six months ended June 30, 2011 increased by $1,176 million, or 27%, as compared with the 2010 period. The increase was due principally to higher average selling prices in all of our segments and higher sales volumes in all of our segments except Textile Effects. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2011 increased by $295 million and $296 million, respectively, or 44% each, as compared with the 2010 period. The increase resulted from higher gross margins in all of our segments except Textile Effects. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2011 increased by $66 million and $77 million, or 13% and 16%, respectively, as compared with the 2010 period. Operating expenses increased by $20 million in 2011 due to the impact of translating foreign currency amounts to the U.S. dollar and an expense of $34 million related to legal settlements. Selling, general and administrative expenses were also higher, partially offset by a $12 million gain on the consolidation of Sasol-Huntsman and an $8 million settlement gain recorded by the Arabian Amines Company. For further information, see "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited).

  •
  Restructuring, impairment and plant closing costs for the six months ended June 30, 2011 decreased to $16 million from $20 million in the 2010 period. For more information, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the six months ended June 30, 2011 increased by $20 million and $18 million, respectively, or 19% and 16%, respectively, as compared with the 2010 period. In the six months ended June 30, 2010, we benefited from a $14 million reduction in interest expense related to the ineffective portion of a cross currency swap, and interest expense in the 2011 period is also higher due to the consolidation of our Sasol-Huntsman and Arabian Amines Company joint ventures. For more information, see "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited).

  •
  Equity in income of investment in unconsolidated affiliates for the six months ended June 30, 2011 decreased to $4 million from $17 million in the 2010 period. During the second quarter of 2010, we recorded a nonrecurring $15 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in Sasol-Huntsman.

  •
  Our loss on early extinguishment of debt for the six months ended June 30, 2011 resulted from the January 18, 2011 repurchase of $100 million of 7.375% senior subordinated notes due 2015. The loss on early extinguishment of debt for the six months ended June 30, 2010 resulted from the January 11, 2010 repurchase of our 7% convertible notes due 2018 (Huntsman Corporation only), the March 17, 2010 partial redemption of our 6.875% senior subordinated notes due 2013 and our 7.50% senior subordinated notes due 2015, the April 26, 2010 prepayment of $124 million on Term Loan B and $40 million on Term Loan C, and the June 22, 2010 prepayment of $110 million on our Senior Credit Facilities. For more information see "Note 7. Debt" to our condensed consolidated financial statements (unaudited).

  •
  For the six months ended June 30, 2011, our income tax expense increased by $51 million and Huntsman International's tax expense increased by $40 million, as compared with the same period in 2010, primarily due to increased pre-tax income. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the six months ended June 30, 2010, we computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision, as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For the six months ended June 30, 2011, we used the annual effective tax rate method. For more information, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Loss from discontinued operations, net of tax, for the six months ended June 30, 2011 was $15 compared to income from discontinued operations of $49 million in the 2010 period. The decrease in income from discontinued operations resulted principally from a $110 million pretax gain recognized in the second quarter of 2010 in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, offset in part by related income taxes, legal and other costs. For more information, see "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Six months ended June 30,
			Percent Change
	2011	2010
Revenues
Polyurethanes	$2,182	$1,699	28%
Performance Products	1,700	1,285	32%
Advanced Materials	710	611	16%
Textile Effects	390	408	(4)%
Pigments	788	556	42%
Eliminations	(157)	(122)	29%

Total	$5,613	$4,437	27%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$256	$121	112%
Performance Products	228	176	30%
Advanced Materials	67	84	(20)%
Textile Effects	(18)	(7)	157%
Pigments	196	75	161%
Corporate and other	(144)	(252)	(43)%

Subtotal	585	197	197%
Discontinued Operations	(23)	79	NM

Total	$562	$276	104%

Huntsman International
Segment EBITDA
Polyurethanes	$256	$121	112%
Performance Products	228	176	30%
Advanced Materials	67	84	(20)%
Textile Effects	(18)	(7)	157%
Pigments	196	75	161%
Corporate and other	(144)	(95)	52%

Subtotal	585	354	65%
Discontinued Operations	(23)	79	NM

Total	$562	$433	30%

	Six months ended June 2011 vs. 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	18%	2%	(7)%	19%
Performance Products	20%	2%	1%	9%
Advanced Materials	8%	3%	4%	1%
Textile Effects	2%	3%	—	(9)%
Pigments	30%	4%	—	9%
Total Company	15%	3%	(2)%	13%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to higher sales volumes and higher average selling prices. PO/MTBE sales volumes increased compared to the 2010 period primarily due to the 2010 planned maintenance outage at our Port Neches, Texas facility. MDI sales volumes increased primarily due to improved demand in the insulation and automotive sectors and stronger overall global demand. Average PO/MTBE selling prices increased primarily in response to higher raw material costs and industry supply constraints. Average MDI selling prices increased in response to higher raw material costs and the impact of stronger major European currencies against the U.S. dollar. The increase in EBITDA was primarily due to higher sales volumes and contribution margins, and the 2010 planned maintenance at our Port Neches, Texas facility, the estimated impact of which was $40 million.

Performance Products

        The increase in revenues in our Performance Products segment for the six months ended June 30, 2011 compared to the same period in 2010 was due to higher average selling prices and higher sales volumes. Average selling prices increased across almost all product groups principally in response to higher raw material costs and the strength of major European currencies and the Australian dollar against the U.S. dollar. Sales volumes increased due to higher demand for ethyleneamines and EG, offset by lower sales of amines and European surfactants. In addition, sales volumes increased as a result of the consolidation of the Sasol-Huntsman joint venture during the second quarter of 2011 and more production from our Arabian Amines Company joint venture which was starting up in the second quarter of 2010. The increase in segment EBITDA was primarily due to higher sales volumes and higher margins as selling prices increased faster than raw material prices, partially offset by increased fixed costs. In addition, in the six months ended June 30, 2011, we recorded a gain of $12 million in connection with the consolidation of the Sasol-Huntsman joint venture and, in the six months ended June 30, 2010, we recorded a nonrecurring $15 million credit to appropriately reflect our investment in the Sasol-Huntsman joint venture.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the six months ended June 30, 2011 compared to the same period in 2010 was due to higher average selling prices and higher sales volumes. Average selling prices increased in all regions and across the entire product portfolio in response to higher raw material costs. Sales volumes increased in Europe and the Asia-Pacific region while sales volumes decreased in the Americas, primarily as a result of raw material constraints for base resins. The decrease in EBITDA was primarily due to the impact of stronger major European currencies against the U.S. dollar, higher manufacturing and selling, general and administrative costs and higher restructuring, impairment and plant closing costs, offset in part by higher contribution margins. During the six months ended June 30, 2011 and 2010, our Advanced Materials segment recorded restructuring, impairment and plant closing charges (credits) of $3 million and $(2) million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the six months ended June 30, 2011 compared to the same period in 2010 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased due to lower demand and customer manufacturing constraints. Average selling prices increased primarily in response to higher raw material costs and from the impact of stronger major international currencies against the U.S. dollar. The decrease in EBITDA was primarily due to lower sales volumes, the foreign currency impact of a stronger Swiss franc against the U.S. dollar on our manufacturing and selling, general and administrative costs, offset in part by lower restructuring, impairment and plant closing costs. During the six months ended June 30, 2011 and 2010, our Textile Effects segment recorded restructuring, impairment and plant closing charges of $5 million and $15 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for six months ended June 30, 2011 compared to the same period in 2010 was due to higher average selling prices and higher sales volumes. Average selling prices increased in all regions of the world driven principally by higher raw materials costs and stronger overall market demand. Sales volumes increased primarily due to increased demand in all regions of the world. The increase in EBITDA in our Pigments segment was primarily due to higher contribution margins and higher sales volumes, partially offset by higher manufacturing and selling, general and administrative costs and higher restructuring, impairment and plant closing costs. During the six months ended June 30, 2011 and 2010, our Pigments segment recorded restructuring, impairment and plant closing charges of $7 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring impairment and plant closing costs and nonoperating income and expense. For the six months ended June 30, 2011, EBITDA from Corporate and other items increased by $108 million to a loss of $144 million from a loss of $252 million for the same period in 2010. The increase in EBITDA from Corporate and other for the six months ended June 30, 2011 resulted primarily from a decrease in loss on early extinguishment of debt of $159 million ($3 million of loss in 2011 compared to $162 million in 2010). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The increase to EBITDA was partially offset by $34 million of higher expenses related to legal claims in connection with certain antitrust matters and an $11 million increase in LIFO inventory valuation expense ($19 million of loss in 2011 compared to $8 million loss in 2010). For more information, see "Note 13. Commitments and Contingencies—Antitrust Matters" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring impairment and plant closing costs, gain and loss on the disposition of assets and nonoperating income and expense. For the six months ended June 30, 2011, EBITDA from Corporate and other items decreased by $49 million to a loss of $144 million from a loss of $95 million for the same period in 2010. The decrease in EBITDA from Corporate and other for the six months ended June 30, 2011 resulted primarily from $34 million of higher expenses related to legal claims in connection with certain antitrust matters and an $11 million increase in LIFO inventory valuation expense ($19 million of loss in 2011 compared to $8 million loss in 2010). For more information, see "Note 13. Commitments and Contingencies—Antitrust Matters" to our condensed consolidated financial statements (unaudited).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, legal costs, partial fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. During the second quarter of 2010 we recognized a $110 million pretax gain in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, offset in part by related income taxes, legal and other costs. See "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash provided by (used in) operating activities for the six months ended June 30, 2011 and 2010 was $1 million and $(442) million, respectively. The increase in cash provided by operating activities during the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and to a $340 million favorable variance in operating assets and liabilities for the six months ended June 30, 2011 as compared with the same period in 2010. Upon the adoption of new accounting guidance on January 1, 2010, sales of accounts receivable under our A/R Programs no longer meet the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings and were included on our balance sheet. As a result of the adoption of this new guidance, accounts receivable increased by $254 million and a corresponding increase in cash used in operating activities was reflected in the statement of cash flows for the six months ended June 30, 2010.

        Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was $111 million and $49 million, respectively. During the six months ended June 30, 2011 and 2010, we paid $124 million and $78 million, respectively, for capital expenditures. During the six months ended June 30, 2011, we paid $23 million for the Laffans Acquisition. On April 1, 2011, we began consolidating the Sasol-Huntsman joint venture and assumed its cash balance of $28 million. During the six months ended June 30, 2010, we received proceeds of $110 million from the settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas, $34 million of which was reflected in the statement of cash flows as investing activities.

        Net cash used in financing activities for the six months ended June 30, 2011 was $178 million as compared with $480 million in the 2010 period. This decrease in net cash used in financing activities was primarily due to higher net repayments of debt in the 2010 period as compared to the 2011 period and a $150 million reduction in call premiums paid related to early extinguishment of debt, offset by the on-balance sheet treatment of our A/R Programs in 2010. For more information regarding the call premiums paid, see "Note 7. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	June 30, 2011	Less: Laffans Acquisition and Consolidation of Sasol-Huntsman(1)	Subtotal	December 31, 2010	Increase (Decrease)	Percent Change
Cash and cash equivalents	$683	$(28)	$655	$966	$(311)	(32)%
Restricted cash	7	—	7	7	—	—
Accounts receivable, net	1,837	(37)	1,800	1,428	372	26%
Inventories	1,746	(8)	1,738	1,396	342	24%
Prepaid expenses	34	—	34	46	(12)	(26)%
Deferred income taxes	2	—	2	1	1	100%
Other current assets	271	(2)	269	164	105	64%

Total current assets	4,580	(75)	4,505	4,008	497	12%

Accounts payable	1,132	(22)	1,110	887	223	25%
Accrued liabilities	758	(2)	756	628	128	20%
Deferred income taxes	20	—	20	19	1	5%
Current portion of debt	289	(3)	286	519	(233)	(45)%

Total current liabilities	2,199	(27)	2,172	2,053	119	6%

Working capital	$2,381	$(48)	$2,333	$1,955	$378	19%

(1)
Represents opening balance sheet amounts related to the Laffans Acquisition and the consolidation of the Sasol-Huntsman joint venture.

        Excluding the effects of the Laffans Acquisition and the consolidation of the Sasol-Huntsman joint venture, our working capital increased by $378 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $311 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited).

  •
  Accounts receivable increased by $372 million mainly due higher sales.

  •
  Inventories increased by $342 million mainly due to higher raw material costs and higher finished goods inventory levels to support increased production.

  •
  Other current assets increased by $105 million mainly due to higher receivables relating to indemnity protection under our insurance programs and higher taxes receivable.

  •
  The increase in accounts payable of $223 million was primarily due to higher raw materials costs.

  •
  The increase in accrued liabilities of $128 million resulted primarily from higher legal accruals and higher income taxes payable.

  •
  Current portion of debt decreased by $233 million due to the April 2011 refinancing our A/R Programs resulting in the reclassification of $223 million from current portion of debt to long-term debt as of June 30, 2011.

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

Transactions Affecting our Debt

Senior Credit Facilities

        As of June 30, 2011, our Senior Credit Facilities consisted of our Revolving Facility, our Term Loan B, our Term Loan C and our Extended Term Loan B as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value		Interest Rate	Maturity
Revolving Facility	$300	—	$—	(1)	USD LIBOR plus 3.00%	2014	(2)
Term Loan B	NA	$652	$652		USD LIBOR plus 1.50%	2014	(2)
Term Loan C	NA	$427	$390		USD LIBOR plus 2.25%	2016	(2)
Extended Term Loan B	NA	$650	$650		USD LIBOR plus 2.50%	2017	(2)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $26 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

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

Amendments to Senior Credit Facilities

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things, extended $650 million of aggregate principal of Term Loan B to a stated maturity of April 2017. As noted in the table above, after the amendment, as of June 30, 2011, we have $652 million outstanding on Term Loan B with maturity of April 2014 and $650 million outstanding on Extended Term Loan B with a maturity of April 2017. The amendment increased the interest rate margin with respect to Extended Term Loan B by 1.0%.

        Extended Term Loan B will amortize in an amount equal to 1.0% of the principal amount, payable annually commencing on March 31, 2012. The amendment also grants Huntsman International the right to request an extension of the remaining principal balance of Term Loan B to the stated maturity date of Extended Term Loan B.

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. SPE and a EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs as of June 30, 2011 is as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2014	$250	$90	Applicable Rate plus 1.50%-1.65%
EU A/R Program	April 2014	€225 (approximately $323)	€114 (approximately $164)	Applicable Rate plus 2.0%

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

(3)
Applicable rate for the US A/R Program is defined by the lender as either USD LIBOR or CP rate. Applicable rate for the EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

        As of June 30, 2011, $698 million of accounts receivable were pledged as collateral under the A/R Programs.

Amendments to A/R Programs

        On April 15, 2011, Huntsman International entered into an amendment to the EU A/R Program. This amendment, among other things, extended the scheduled commitment termination date of the program to April 2014, added an additional lender to the program and reduced the applicable margin on borrowings to 2.0%.

        On April 18, 2011, Huntsman International entered into an amendment to the U.S. A/R Program. This amendment, among other things, extended the scheduled commitment termination date of the program to April 2014, added an additional lender to the program and reduced the applicable margin on borrowings to a range of 1.50% to 1.65%.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the six months ended June 30, 2011 and 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

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

(1)
The convertible notes due 2018 were issued to Apollo in December 2008 as part of a settlement agreement with Apollo. These convertible notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders.

        For the six months ended June 30, 2011, we and Huntsman International recorded a loss on early extinguishment of debt of $3 million. For the six months ended June 30, 2010, we had a loss on early extinguishment of $162 million, which included $7 million of loss on early extinguishment of debt on the prepayment of our term loans, and Huntsman International recorded a loss on early extinguishment of debt of $16 million, which included the $7 million of loss on early extinguishment of debt on the prepayment of our term loans.

        On July 25, 2011, Huntsman International redeemed the remaining $75 million of its 7.375% senior subordinated notes due 2015. This amount was classified as current on the accompanying condensed consolidated balance sheets (unaudited) as of June 30, 2011. The total redemption payment, excluding accrued interest, was $77 million, which included $2 million of call premiums. We expect to record a loss on early extinguishment of debt for this transaction in the third quarter of 2011 of $2 million.

Variable Interest Entity Debt

        On April 1, 2011 we began consolidating Sasol-Huntsman which was previously accounted for under the equity method. Sasol-Huntsman has a facility agreement for a €77 million term loan facility (approximately $111 million) and a €5 million revolving facility (approximately $7 million). As of June 30, 2011, Sasol-Huntsman had no borrowings under the revolving facility and had €76 million (approximately $109 million) outstanding under the term loan facility.

        The facility will be repaid over 15 semiannual installments, beginning December 2011, with final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman.

        As of June 30, 2011, Arabian Amines Company had $204 million outstanding under its loan commitments and debt financing arrangements.

Other Debt

        During the six months ended June 30, 2011, HPS repaid $2 million and RMB 118 million (approximately $18 million) of term loans and working capital loans under its secured facilities. In addition, during the six months ended June 30, 2011, HPS refinanced RMB 38 million (approximately $6 million) in working capital loans due beginning in 2011 to 2014. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of June 30, 2011, HPS had $14 million in U.S. dollar borrowings and 362 million in RMB term loan and working capital borrowings (approximately $56 million) under these secured facilities.

        As of June 30, 2011, HPS also had RMB 499 million (approximately $77 million) outstanding under a loan facility for issuing working capital loans and for discounting commercial drafts with recourse.

        As of June 30, 2011, our Australian subsidiary has AUD32 million (approximately $34 million) outstanding under our Australian credit facility. The credit facility is comprised of a revolving facility with AUD17 million outstanding (approximately $19 million) and a term facility with AUD14 million outstanding (approximately $15 million). Our Australian subsidiary is currently not in compliance with a financial covenant contained in the credit facility. Our lender has agreed to modify certain terms of the credit facility, and we expect to complete this amendment in the third quarter of 2011. The amounts outstanding under our Australian credit facility were classified as current on the accompanying condensed consolidated balance sheets (unaudited) as of June 30, 2011.

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2011, we have a loan of $535 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2011 and December 31, 2010, respectively, on the accompanying consolidated balance sheets. As of June 30, 2011, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Programs, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

Compliance with Covenants

        Our management believes that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, our Australian subsidiary is currently not in compliance with a financial covenant contained in its credit facility. See "—Other Debt" above.

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

        The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Programs' metrics in the future could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2011, we had $1,231 million of combined cash and unused borrowing capacity, consisting of $690 million in cash and restricted cash, $274 million in availability under our Revolving Facility, and $267 million in availability under our A/R Programs.

        Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Our accounts receivable and inventory, net of accounts payable, increased by approximately $395 million during the six months ended June 30, 2011, as reflected in our consolidated statement of cash flows. We expect volatility in our working capital components to continue.

  •
  On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of June 30, 2011, we had restructuring accruals of $7 million and environmental remediation accruals of $37 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

  •
  We are involved in certain legal disputes relating to our current and past operations. We have incurred significant expenses related to these actions and have established reserves related to these matters. Cash expenditures of approximately $50 million associated with these reserves are expected to be made over the next several years. The amount of these expenditures may change pending final resolution of the disputes.

  •
  During the six months ended June 30, 2011, we made contributions to our pension and postretirement benefit plans of $96 million. During the remainder of 2011, we expect to contribute an additional amount of approximately $68 million to these plans.

  •
  On July 25, 2011, Huntsman International redeemed the remaining $75 million of its 7.375% senior subordinated notes due 2015. The total redemption payment, excluding accrued interest, was $77 million, which included $2 million of call premiums. We expect to record a loss on early extinguishment of debt for this transaction in the third quarter of 2011 of $2 million.

        As of June 30, 2011, we had $289 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities, including the prepayment of $75 million of our 7.375% senior subordinated notes due 2015 paid on July 25, 2011, an HPS borrowing facility in China with $77 million outstanding, our Australian credit facilities with $34 million classified as current, our scheduled Senior Credit Facilities amortization payments in 2012 totaling $18 million, and certain other short term facilities and scheduled amortization payments totaling $85 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

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

LEGAL PROCEEDINGS

        For a discussion of legal proceedings, see "Note 13. Commitments and Contingencies—Legal Matters," "Note 14. Environmental, Health and Safety Matters—Remediation Liabilities" and "Note 17. Discontinued Operations—Australian Styrenics Business Shutdown" to our condensed consolidated financial statements (unaudited).

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2011, we had approximately $250 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of June 30, 2011, the fair value of the hedge was less than $2 million and is recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2011, the fair value of the hedge was less than $3 million and is recorded in other noncurrent liabilities.

        Beginning in 2009, Arabian Amines Company entered into a 12 year floating to fixed interest rate contract providing to us LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now consolidated by Huntsman International. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of June 30, 2011 is $40 million and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2011, the fair value of the hedge was $5 million and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets (unaudited). For the three and six months ended June 30, 2011, we recorded interest income of $1 million and nil, respectively.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of June 30, 2011 is €54 million (approximately $77 million) and the derivative transactions do not qualify for hedge accounting. As of June 30, 2011, the fair value of this hedge was €1 million (approximately $2 million) and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited).

        In conjunction with the issuance of $350 million of 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of June 30, 2011, the fair value of this swap was $5 million and was recorded as noncurrent liabilities in our condensed consolidated balance sheet (unaudited). For the three months and six months ended June 30, 2011, the effective portion of the changes in the fair value of $9 million and $24 million, respectively was recorded at a loss in other comprehensive income.

        As of and for the three months and six months ended June 30, 2011, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2011, we have designated €363 million (approximately $521 million) of euro-denominated debt and cross-currency interest rate swap as a hedge of our net investments. For the three and six months ended June 30, 2011, the amount of loss recognized on the hedge of our net investments was $12 million and $35 million and was recorded as a loss in other comprehensive loss. As of June 30, 2011, we had €1,050 million (approximately $1,507 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

ANTITRUST SETTLEMENT

        As disclosed in our Form 10-K for the fiscal year ended December 31, 2010, we have been named as a defendant in civil class action antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("urethanes") sold in the U.S. in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases pending in the U.S. District Court for the District of Kansas.

        On May 26, 2011, we entered into a settlement agreement with the class plaintiffs in the urethanes antitrust litigation that requires us to pay $33 million in three equal installments in exchange for a full release and discharge of all claims by the class plaintiffs against us.

        Under the settlement agreement, we paid $11 million into an escrow fund for the benefit of the class on June 27, 2011 after the Court preliminarily approved the settlement. We will pay an additional $11 million within one year thereafter and a third $11 million within two years of the initial payment. In exchange for these payments, we will receive from the class a release and discharge of all claims against us, as described in the settlement agreement. The settlement is subject to final approval by the Court after notice is given to the class members. The hearing on final approval is scheduled for September 27, 2011.

        We fully accrued for this matter in prior quarters. The settlement does not resolve the direct action cases nor the other pending antitrust litigation.

ENVIRONMENTAL ENFORCEMENT PROCEEDINGS

        During the period from 2007 through 2009, our Performance Products business' surfactants manufacturing facility located in New South Wales, Australia experienced five reported releases of ethylene oxide and propylene oxide, both raw materials used in the surfactants manufacturing process. As a consequence of these releases, the site received and responded to information requests and physical inspections from WorkCover NSW and/or the Department of Environment, Climate Change and Water NSW, both regulatory agencies with oversight authority for the facility. Subsequent to these inquiries, by letter dated September 10, 2010, the Department of Environment, Climate Change and Water NSW notified us that it had commenced a court proceeding regarding the fifth ethylene oxide release which occurred on October 28, 2009. On December 3, 2010, we pled guilty to a breach of our operating license and on March 18, 2011, the court ordered us to pay AUD68,000.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 6.    EXHIBITS

10.1	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)
10.2
Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

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

Dated: August 4, 2011	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
	By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)
10.2
Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

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