Form 10-Q
period 2011-09-30
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2011-11-02
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

         On October 24, 2011, 237,778,496 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share and Per Share Amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents(a)	$453	$966
Restricted cash(a)	6	7
Accounts and notes receivable (net of allowance for doubtful accounts of $51 and $52, respectively), ($739 and $589 pledged as collateral, respectively)(a)	1,762	1,413
Accounts receivable from affiliates	14	15
Inventories(a)	1,687	1,396
Prepaid expenses	58	46
Deferred income taxes	2	1
Other current assets(a)	292	164

Total current assets	4,274	4,008
Property, plant and equipment, net(a)	3,659	3,605
Investment in unconsolidated affiliates	206	234
Intangible assets, net(a)	99	105
Goodwill	110	94
Deferred income taxes	185	166
Notes receivable from affiliates	6	7
Other noncurrent assets(a)	469	495

Total assets	$9,008	$8,714

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$941	$842
Accounts payable to affiliates	36	45
Accrued liabilities(a)	732	628
Deferred income taxes	19	19
Current portion of debt(a)	230	519

Total current liabilities	1,958	2,053
Long-term debt(a)	3,847	3,627
Notes payable to affiliates	4	4
Deferred income taxes	324	314
Other noncurrent liabilities(a)	941	866

Total liabilities	7,074	6,864
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 241,822,022 and 239,549,365 issued and 235,720,273 and 236,799,455 outstanding in 2011 and 2010, respectively	2	2
Additional paid-in capital	3,228	3,186
Treasury stock, 4,043,526 shares at September 30, 2011	(50)	—
Unearned stock-based compensation	(14)	(11)
Accumulated deficit	(1,029)	(1,090)
Accumulated other comprehensive loss	(337)	(297)

Total Huntsman Corporation stockholders' equity	1,800	1,790
Noncontrolling interests in subsidiaries	134	60

Total equity	1,934	1,850

Total liabilities and equity	$9,008	$8,714

(a)
At September 30, 2011 and December 31, 2010, respectively, $61 and $7 of cash and cash equivalents, $2 and nil of restricted cash, $35 and $8 of accounts and notes receivable (net), $53 and $45 of inventories, $2 each of other current assets, $412 and $275 of property, plant and equipment (net), $24 and $7 of intangible assets (net), $21 and $18 of other noncurrent assets, $62 and $56 of accounts payable, $19 and $16 of accrued liabilities, $27 and $15 of current portion of debt, $279 and $185 of long-term debt, and $97 and $109 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Trade sales, services and fees, net	$2,923	$2,360	$8,445	$6,689
Related party sales	53	41	144	149

Total revenues	2,976	2,401	8,589	6,838
Cost of goods sold	2,486	1,986	7,138	5,757

Gross profit	490	415	1,451	1,081
Operating expenses:
Selling, general and administrative	217	202	691	628
Research and development	42	39	123	111
Other operating (income) expense	(1)	3	7	2
Restructuring, impairment and plant closing costs	155	4	171	24

Total expenses	413	248	992	765

Operating income	77	167	459	316
Interest expense, net	(63)	(64)	(187)	(168)
Equity in income of investment in unconsolidated affiliates	2	3	6	20
Loss on early extinguishment of debt	(2)	(7)	(5)	(169)
Expenses associated with the Terminated Merger and related litigation	—	(3)	—	(4)
Other (loss) income	(1)	2	—	3

Income (loss) from continuing operations before income taxes	13	98	273	(2)
Income tax expense	(55)	(41)	(111)	(46)

(Loss) income from continuing operations	(42)	57	162	(48)
Income (loss) from discontinued operations, net of tax	10	(1)	(5)	48

(Loss) income before extraordinary gain	(32)	56	157	—
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2	—

Net (loss) income	(32)	56	159	—
Net income attributable to noncontrolling interests	(2)	(1)	(17)	(3)

Net (loss) income attributable to Huntsman Corporation	$(34)	$55	$142	$(3)

Net (loss) income	$(32)	$56	$159	$—
Other comprehensive (loss) income	(195)	146	(39)	38

Comprehensive (loss) income	(227)	202	120	38
Comprehensive income attributable to noncontrolling interests	(2)	(1)	(18)	(3)

Comprehensive (loss) income attributable to Huntsman Corporation	$(229)	$201	$102	$35

Basic income (loss) per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.19)	$0.24	$0.61	$(0.22)
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.05	(0.01)	(0.02)	0.21
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	0.01	—

Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.14)	$0.23	$0.60	$(0.01)

Weighted average shares	237.6	236.4	238.2	235.9

Diluted income (loss) per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.19)	$0.23	$0.60	$(0.22)
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.05	—	(0.02)	0.21
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	0.01	—

Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.14)	$0.23	$0.59	$(0.01)

Weighted average shares	237.6	241.0	242.6	235.9

Amounts attributable to Huntsman Corporation common stockholders:
(Loss) income from continuing operations	$(44)	$56	$145	$(51)
Income (loss) from discontinued operations, net of tax	10	(1)	(5)	48
Extraordinary gain on the acquisition of a business, net of tax	—	—	2	—

Net (loss) income	$(34)	$55	$142	$(3)

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2011	2010
Operating Activities:
Net income	$159	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on the consolidation of a variable interest entity	(12)	—
Equity in income of investment in unconsolidated affiliates	(6)	(20)
Depreciation and amortization	327	295
(Gain) loss on disposal of businesses/assets, net	(5)	8
Loss on early extinguishment of debt	5	169
Noncash interest expense	28	12
Noncash impairment charge	53	—
Deferred income taxes	(4)	72
Noncash (gain) loss on foreign currency transactions	(15)	8
Stock-based compensation	19	19
Portion of insurance settlement representing cash provided by investing activities	—	(34)
Other, net	—	9
Changes in operating assets and liabilities:
Accounts and notes receivable	(314)	(318)
Accounts receivable from A/R Programs	—	(254)
Inventories	(273)	(184)
Prepaid expenses	(15)	(15)
Other current assets	(150)	(36)
Other noncurrent assets	20	(69)
Accounts payable	81	61
Accrued liabilities	123	(15)
Other noncurrent liabilities	4	(58)

Net cash provided by (used in) operating activities	25	(350)

Investing Activities:
Capital expenditures	(217)	(132)
Proceeds from settlements treated as reimbursement of capital expenditures	3	34
Cash assumed in connection with the initial consolidation of a variable interest entity	28	11
Cash paid for acquisition of a business	(23)	—
Proceeds from sale of business/assets	7	—
Investment in unconsolidated affiliates	(17)	(4)
Cash received from unconsolidated affiliates	19	5
Other, net	—	1

Net cash used in investing activities	(200)	(85)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2011	2010
Financing Activities:
Net repayments under revolving loan facilities	$—	$(7)
Revolving loan facility from A/R Programs	—	254
Net borrowings on overdraft facilities	10	6
Repayments of short-term debt	(151)	(153)
Borrowings on short-term debt	126	188
Repayments of long-term debt	(287)	(1,073)
Proceeds from issuance of long-term debt	89	725
Repayments of notes payable	(24)	(36)
Borrowings on notes payable	35	38
Debt issuance costs paid	(7)	(25)
Call premiums related to early extinguishment of debt	(5)	(159)
Dividends paid to common stockholders	(72)	(72)
Dividends paid to noncontrolling interest	(5)	—
Repurchase and cancellation of stock awards	(9)	(6)
Repurchase of common stock	(50)	—
Proceeds from issuance of common stock	4	2
Excess tax benefit related to stock-based compensation	10	4
Other, net	1	—

Net cash used in financing activities	(335)	(314)

Effect of exchange rate changes on cash	(3)	7

Decrease in cash and cash equivalents	(513)	(742)
Cash and cash equivalents at beginning of period	966	1,745

Cash and cash equivalents at end of period	$453	$1,003

Supplemental cash flow information:
Cash paid for interest	$178	$142
Cash paid for income taxes	84	19

        During the nine months ended September 30, 2011 and 2010, the amount of capital expenditures in accounts payable decreased by $12 million and $6 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive (loss) income
	Common stock outstanding	Common stock	Additional paid-in capital	Treasury Stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2011	236,799,455	$2	$3,186	$—	$(11)	$(1,090)	$(297)	$60	$1,850
Net income	—	—	—	—	—	142	—	17	159
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive (loss) income	—	—	—	—	—	—	(40)	1	(39)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	61	61
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—	—
Vesting of stock awards	2,222,925	—	13	—	—	—	—	—	13
Recognition of stock-based compensation	—	—	4	—	8	—	—	—	12
Repurchase of common stock	(4,043,526)	—	—	(50)	—	—	—	—	(50)
Repurchase and cancellation of stock awards	(505,517)	—	—	—	—	(9)	—	—	(9)
Stock options exercised	1,246,936	—	4	—	—	—	—	—	4
Excess tax benefit related to stock-based compensation	—	—	10	—	—	—	—	—	10
Dividends paid on common stock	—	—	—	—	—	(72)	—	—	(72)

Balance, September 30, 2011	235,720,273	$2	$3,228	$(50)	$(14)	$(1,029)	$(337)	$134	$1,934

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive (loss) income
	Common stock outstanding	Common stock	Additional paid-in capital	Treasury Stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2010	234,081,490	$2	$3,155	$—	$(11)	$(1,015)	$(287)	$21	$1,865
Net (loss) income	—	—	—	—	—	(3)	—	3	—
Other comprehensive income	—	—	—	—	—	—	38	—	38
Consolidation of a variable interest entity	—	—	—	—	—		—	35	35
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	1,933,030	—	9	—	—	—	—	—	9
Recognition of stock-based compensation	—	—	3	—	10	—	—	—	13
Repurchase and cancellation of stock awards	(428,944)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	863,218	—	2	—	—	—	—	—	2
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Dividends paid on common stock	—	—	—	—	—	(72)	—	—	(72)

Balance, September 30, 2010	236,448,794	$2	$3,185	$—	$(13)	$(1,096)	$(249)	$59	$1,888

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents(a)	$234	$561
Restricted cash(a)	6	7
Accounts and notes receivable (net of allowance for doubtful accounts of $51 and $52, respectively), ($739 and $589 pledged as collateral, respectively)(a)	1,762	1,413
Accounts receivable from affiliates	131	100
Inventories(a)	1,687	1,396
Prepaid expenses	57	45
Deferred income taxes	40	40
Other current assets(a)	287	160

Total current assets	4,204	3,722
Property, plant and equipment, net(a)	3,541	3,469
Investment in unconsolidated affiliates	206	234
Intangible assets, net(a)	101	107
Goodwill	110	94
Deferred income taxes	198	179
Notes receivable from affiliates	6	7
Other noncurrent assets(a)	468	495

Total assets	$8,834	$8,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$940	$840
Accounts payable to affiliates	47	59
Accrued liabilities(a)	729	626
Deferred income taxes	63	63
Note payable to affiliate	100	100
Current portion of debt(a)	230	519

Total current liabilities	2,109	2,207
Long-term debt(a)	3,847	3,627
Notes payable to affiliates	544	439
Deferred income taxes	155	94
Other noncurrent liabilities(a)	933	852

Total liabilities	7,588	7,219
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,076	3,049
Accumulated deficit	(1,574)	(1,667)
Accumulated other comprehensive loss	(390)	(354)

Total Huntsman International LLC members' equity	1,112	1,028
Noncontrolling interests in subsidiaries	134	60

Total equity	1,246	1,088

Total liabilities and equity	$8,834	$8,307

(a)
At September 30, 2011 and December 31, 2010, respectively, $61 and $7 of cash and cash equivalents, $2 and nil of restricted cash, $35 and $8 of accounts and notes receivable (net), $53 and $45 of inventories, $2 each of other current assets, $412 and $275 of property, plant and equipment (net), $24 and $7 of intangible assets (net), $21 and $18 of other noncurrent assets, $62 and $56 of accounts payable, $19 and $16 of accrued liabilities, $27 and $15 of current portion of debt, $279 and $185 of long-term debt, and $97 and $109 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Trade sales, services and fees, net	$2,923	$2,360	$8,445	$6,689
Related party sales	53	41	144	149

Total revenues	2,976	2,401	8,589	6,838
Cost of goods sold	2,481	1,981	7,124	5,744

Gross profit	495	420	1,465	1,094
Operating expenses:
Selling, general and administrative	216	202	688	625
Research and development	42	39	123	111
Other operating (income) expense	(1)	3	7	(8)
Restructuring, impairment and plant closing costs	155	4	171	24

Total expenses	412	248	989	752

Operating income	83	172	476	342
Interest expense, net	(66)	(69)	(197)	(182)
Equity in income of investment in unconsolidated affiliates	2	3	6	20
Loss on early extinguishment of debt	(2)	(7)	(5)	(23)
Other (loss) income	(1)	1	—	3

Income from continuing operations before income taxes	16	100	280	160
Income tax expense	(55)	(40)	(111)	(56)

(Loss) income from continuing operations	(39)	60	169	104
Income (loss) from discontinued operations, net of tax	10	(1)	(5)	48

(Loss) income before extraordinary gain	(29)	59	164	152
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2	—

Net (loss) income	(29)	59	166	152
Net income attributable to noncontrolling interests	(2)	(1)	(17)	(3)

Net (loss) income attributable to Huntsman International LLC	$(31)	$58	$149	$149

Net (loss) income	$(29)	$59	$166	$152
Other comprehensive (loss) income	(194)	148	(35)	42

Comprehensive (loss) income	(223)	207	131	194
Comprehensive income attributable to noncontrolling interests	(2)	—	(18)	(2)

Comprehensive (loss) income attributable to Huntsman International LLC	$(225)	$207	$113	$192

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2011	2010
Operating Activities:
Net income	$166	$152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on the consolidation of a variable interest entity	(12)	—
Equity in income of investment in unconsolidated affiliates	(6)	(20)
Depreciation and amortization	310	279
(Gain) loss on disposal of businesses/assets, net	(5)	8
Loss on early extinguishment of debt	5	23
Noncash interest expense	38	26
Noncash impairment charge	53	—
Deferred income taxes	47	66
Noncash (gain) loss on foreign currency transactions	(15)	8
Noncash compensation	17	17
Portion of insurance settlement representing cash provided by investing activities	—	(34)
Other, net	(1)	7
Changes in operating assets and liabilities:
Accounts and notes receivable	(314)	(318)
Accounts receivable from A/R Programs	—	(254)
Inventories	(273)	(184)
Prepaid expenses	(14)	(14)
Other current assets	(150)	(26)
Other noncurrent assets	20	(69)
Accounts payable	72	60
Accrued liabilities	122	2
Other noncurrent liabilities	8	(54)

Net cash provided by (used in) operating activities	68	(325)

Investing Activities:
Capital expenditures	(217)	(132)
Proceeds from settlements treated as reimbursement of capital expenditures	3	34
Cash assumed in connection with the initial consolidation of a variable interest entity	28	11
Cash paid for acquisition of a business	(23)	—
Proceeds from sale of business/assets	7	—
Decrease in receivable from affiliate	(35)	(42)
Investment in unconsolidated affiliates	(17)	(4)
Cash received from unconsolidated affiliates	19	5
Other, net	—	1

Net cash used in investing activities	(235)	(127)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2011	2010
Financing Activities:
Net repayments under revolving loan facilities	$—	$(7)
Revolving loan facility from A/R Programs	—	254
Net borrowings on overdraft facilities	10	6
Repayments of short-term debt	(151)	(153)
Borrowings on short-term debt	126	188
Repayments of long-term debt	(287)	(837)
Proceeds from issuance of long-term debt	89	725
Repayments of notes payable to affiliate	—	(125)
Proceeds from notes payable to affiliate	105	110
Repayments of notes payable	(24)	(36)
Borrowings on notes payable	35	38
Debt issuance costs paid	(7)	(25)
Call premiums related to early extinguishment of debt	(5)	(13)
Dividends paid to parent	(56)	—
Dividends paid to noncontrolling interest	(5)	—
Excess tax benefit related to noncash compensation	10	4
Other, net	3	—

Net cash (used in) provided by financing activities	(157)	129

Effect of exchange rate changes on cash	(3)	7

Decrease in cash and cash equivalents	(327)	(316)
Cash and cash equivalents at beginning of period	561	919

Cash and cash equivalents at end of period	$234	$603

Supplemental cash flow information:
Cash paid for interest	$179	$133
Cash paid for income taxes	34	17

        During the nine months ended September 30, 2011 and 2010, the amount of capital expenditures in accounts payable decreased by $12 million and $6 million, respectively. During the nine months ended September 30, 2011 and 2010, Huntsman Corporation contributed $17 million for each related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2011	2,728	$3,049	$(1,667)	$(354)	$60	$1,088
Net income	—	—	149	—	17	166
Dividend paid to noncontrolling interest	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	(36)	1	(35)
Consolidation of a variable interest entity	—	—	—	—	61	61
Contributions from parent	—	17	—	—	—	17
Dividend paid to parent	—	—	(56)	—	—	(56)
Excess tax benefit related to noncash compensation	—	10	—	—	—	10

Balance, September 30, 2011	2,728	$3,076	$(1,574)	$(390)	$134	$1,246

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2010	2,728	$3,021	$(1,847)	$(348)	$21	$847
Net income	—	—	149	—	3	152
Other comprehensive loss	—	—	—	42	—	42
Consolidation of a variable interest entity	—	—	—	—	35	35
Contributions from parent	—	17	—	—	—	17
Excess tax benefit related to noncash compensation	—	4	—	—	—	4

Balance, September 30, 2010	2,728	$3,042	$(1,698)	$(306)	$59	$1,097

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

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and nondurable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy- based polymer formulations, textile chemicals, dyes and titanium dioxide.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

RECENT DEVELOPMENTS

Sale of Stereolithography Resin and Digitalis® Machine Manufacturing Businesses

        On November 1, 2011 we announced that our Advanced Materials division completed the sale of its stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation for $41 million in cash. See "Note 21. Subsequent Events."

REDEMPTION OF SENIOR SUBORDINATED NOTES

        On November 1, 2011, Huntsman International provided notice that it will redeem in full the remaining €68 million (approximately $93 million) of its 6.875% senior subordinated notes due 2013. See "Note 21. Subsequent Events."

Textile Effects Restructuring Program

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business. See "Note 6. Restructuring, Impairment and Plant Closing Costs."

Share Repurchase Program

        Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. See "Note 11. Huntsman Corporation Stockholders' Equity—Share Repurchase Program."

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

revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We complied with the disclosure requirements of this standard in connection with our April 2, 2011 acquisition of the chemical business of Laffans Petrochemicals Limited ("Laffans") and in connection with our April 1, 2011 consolidation of the Sasol-Huntsman GmbH and Co. KG ("Sasol-Huntsman") joint venture. See "Note 3. Business Combinations" and "Note 5. Variable Interest Entities."

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

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, requiring entities to present net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present components of other comprehensive income as part of the statement of equity is eliminated. The amendments do not change the option to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income components. These amendments in this ASU should be applied retrospectively and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of these amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in this ASU is intended to reduce complexity and costs of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying value. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, provided that the entity has not yet issued its

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

financial statements for the period that includes its annual test date. We did not early adopt the provisions of this ASU for our annual impairment test on July 1 and do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

3. BUSINESS COMBINATIONS

LAFFANS ACQUISITION

        On April 2, 2011, we completed the acquisition of Laffans, an amines and surfactants manufacturer located in Ankleshwar, India (the "Laffans Acquisition") at a cost of approximately $23 million. The acquired business has been integrated into our Performance Products segment. Transaction costs charged to expense related to this acquisition were not significant. We have made residual claims against the seller for a portion of the purchase price and as a result the acquisition cost may change.

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

Huntsman Corporation

	Pro Forma
		Nine Months Ended September 30,
	Three Months Ended September 30, 2010
		2011	2010
Revenues	$2,414	$8,603	$6,875
Net income (loss) attributable to Huntsman Corporation	55	143	(3)

Huntsman International

	Pro Forma
		Nine Months Ended September 30,
	Three Months Ended September 30, 2010
		2011	2010
Revenues	$2,414	$8,603	$6,875
Net income attributable to Huntsman International	58	150	149

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30, 2011	December 31, 2010
Raw materials and supplies	$424	$321
Work in progress	99	99
Finished goods	1,258	1,043

Total	1,781	1,463
LIFO reserves	(94)	(67)

Net	$1,687	$1,396

        As of September 30, 2011 and December 31, 2010, approximately 13% and 12%, respectively, of inventories were recorded using the LIFO cost method.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. INVENTORIES (Continued)

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net nonmonetary open exchange positions are valued at cost. The amounts included in inventory under nonmonetary open exchange agreements receivable by us as of September 30, 2011 and December 31, 2010 were $15 million and $3 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts payable under these open exchange agreements as of September 30, 2011 and December 31, 2010 were $3 million and nil, respectively.

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

  •
  Sasol-Huntsman is our 50/50 joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. Prior to April 1, 2011, we accounted for Sasol-Huntsman using the equity method. During the nine months ended September 30, 2010 we recorded a nonrecurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman joint venture. In April 2011, an expansion at this facility began production, which triggered the reconsideration of this joint venture as a VIE. The joint venture uses our technology and expertise, and we bear a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we bear the default risk. As a result, we concluded that we were the primary beneficiary and began consolidating Sasol-Huntsman beginning April 1, 2011.

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

        The following table summarizes the carrying amount of Rubicon LLC, Pacific Iron Products and Arabian Amines Company's assets and liabilities included in our condensed consolidated balance sheet (unaudited), before intercompany eliminations (dollars in millions):

	September 30, 2011	December 31, 2010
Current assets	$120	$90
Property, plant and equipment, net	261	275
Other noncurrent assets	59	56
Deferred income taxes	40	40
Intangible assets	6	7

Total assets	$486	$468

Current liabilities	129	111
Long-term debt	186	188
Deferred income taxes	2	—
Other noncurrent liabilities	91	109

Total liabilities	$408	$408

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

(unaudited) and the carrying amounts of such assets and liabilities as of September 30, 2011, before intercompany eliminations (dollars in millions):

	September 30, 2011	April 1, 2011
Current assets	$67	$61
Property, plant and equipment, net	151	155
Intangible assets	18	16
Goodwill	16	17

Total assets	$252	$249

Current liabilities	27	23
Long-term debt	97	93
Deferred income taxes	8	8
Other noncurrent liabilities	5	7

Total liabilities	$137	$131

        Goodwill of $17 million was recognized upon consolidation of Sasol-Huntsman, of which approximately $12 million is deductible for income tax purposes. The total amount of goodwill changed approximately $1 million from the date of consolidation to September 30, 2011 due to a change in the foreign currency exchange rate. All other intangible assets are being amortized over an average useful life of 18 years.

        Sasol-Huntsman had revenues and earnings of $83 million and $8 million, respectively, for the period from the date of consolidation to September 30, 2011. If this consolidation had occurred on January 1, 2010, the approximate pro forma revenues attributable to both our Company and Huntsman International would have been $2,425 million for the three months ended September 30, 2010 and $8,618 million and $6,904 million for the nine months ended September 30, 2011 and 2010, respectively. There would have been no impact to the combined earnings attributable to us or Huntsman International excluding a one-time noncash gain of approximately $12 million recognized upon consolidation included in other operating income in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited). Upon consolidation we also recognized a one-time noncash income tax expense of approximately $2 million. The fair value of the noncontrolling interest was estimated to be $61 million at April 1, 2011. The noncontrolling interest was valued at 50% of the fair value of the net assets as of April 1, 2011, as dictated by the ownership interest percentages, adjusted for certain tax consequences only applicable to one parent.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2011 and December 31, 2010, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2011	$36	$1	$1	$11	$49
2011 charges for 2006 and prior initiatives	1	—	1	—	2
2011 charges for 2009 initiatives	1	—	—	4	5
2011 charges for 2010 initiatives	2	2	—	1	5
2011 charges for 2011 initiatives	110	—	—	—	110
Reversal of reserves no longer required	(4)	—	—	—	(4)
2011 payments for 2006 and prior initiatives	(1)	—	—	—	(1)
2011 payments for 2008 initiatives	(1)	—	—	—	(1)
2011 payments for 2009 initiatives	(5)	—	—	(5)	(10)
2011 payments for 2010 initiatives	(13)	(3)	—	(1)	(17)
2011 payments for 2011 initiatives	(5)	—	—	—	(5)
Net activity of discontinued operations	—	—	—	(2)	(2)
Foreign currency effect on liability balance	(7)	—	—	—	(7)

Accrued liabilities as of September 30, 2011	$114	$—	$2	$8	$124

(1)
The total workforce reduction reserves of $114 million relate to the termination of 796 positions, of which 763 positions had not been terminated as of September 30, 2011.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2011	December 31, 2010
2006 initiatives and prior	$5	$4
2008 initiatives	—	1
2009 initiatives	11	20
2010 initiatives	12	24
2011 initiatives	96	—

Total	$124	$49

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2011	$—	$1	$2	$25	$8	$8	$5	$49
2011 charges for 2006 and prior initiatives	—	—	—	1	1	—	—	2
2011 charges for 2009 initiatives	—	—	—	—	5	—	—	5
2011 charges for 2010 initiatives	—	—	—	3	—	—	2	5
2011 charges for 2011 initiatives	—	—	28	79	3	—	—	110
Reversal of reserves no longer required	—	—	(1)	(3)	—	—	—	(4)
2011 payments for 2006 and prior initiatives	—	—	—	(1)	—	—	—	(1)
2011 payments for 2008 initiatives	—	—	—	—	(1)	—	—	(1)
2011 payments for 2009 initiatives	—	—	(1)	—	(9)	—	—	(10)
2011 payments for 2010 initiatives	—	—	—	(12)	—	—	(5)	(17)
2011 payments for 2011 initiatives	—	—	(1)	(3)	(1)	—	—	(5)
Net activity of discontinued operations	—	—	—	—	—	(2)	—	(2)
Foreign currency effect on liability balance	—	—	(2)	(5)	—	—	—	(7)

Accrued liabilities as of September 30, 2011	$—	$1	$25	$84	$6	$6	$2	$124

Current portion of restructuring reserves	$—	$1	$24	$30	$6	$6	$2	$69
Long-term portion of restructuring reserve	—	—	1	54	—	—	—	55
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	—	—	1	7	3	—	—	11
Estimated additional charges beyond one year	—	—	—	24	—	—	—	24

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the periods ended September 30, 2011 and 2010 by initiative are provided below (dollars in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Cash charges:
2011 charges for 2006 and prior initiatives	$—	$2
2011 charges for 2009 initiatives	2	5
2011 charges for 2010 initiatives	2	5
2011 charges for 2011 initiatives	99	110
Reversal of reserves no longer required	(1)	(4)
Non-cash charges	53	53

Total 2011 Restructuring, Impairment and Plant Closing Costs	$155	$171

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Cash charges:
2010 charges for 2006 and prior initiatives	$—	$1
2010 charges for 2009 initiatives	2	7
2010 charges for 2010 initiatives	2	22
Reversal of reserves no longer required	—	(6)

Total 2010 Restructuring, Impairment and Plant Closing Costs	$4	$24

        During the nine months ended September 30, 2011, our Advanced Materials segment recorded net charges of $27 million primarily related to the reorganization of our global business structure. We expect to incur additional charges of $1 million through December 31, 2012, related to the relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including a potential closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects business' long-term global competitiveness. Those plans are currently subject to employee consultation and accordingly provisional in nature. In connection with this plan, during the third quarter of 2011, we recorded a charge of $73 million for probable workforce reduction and $53 million for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility. For purposes of calculating the impairment charge, the fair value of the Basel, Switzerland manufacturing facility was based on the discounted cash flows of that facility. We expect to incur additional restructuring and plant closing charges of approximately $31 million through 2013. In addition, during the nine months ended September 30, 2011, our Textile Effects segment recorded charges of $10 million of which $5 million related to simplification of the commercial organization and optimization of our distribution network, $2 million related to non-workforce reductions incurred for the consolidation of our Switzerland

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

manufacturing facilities, and $2 million related to the consolidation of our North Carolina sites. We reversed charges of $3 million for workforce reductions at our production facility in Langweid, Germany and the consolidation of manufacturing activities and processes at our site in Basel, Switzerland because these changes were no longer required.

        During the nine months ended September 30, 2011, our Pigments segment recorded charges of $9 million of which $5 million related to the closure of our Grimsby, U.K. plant and $3 million related to workforce reductions at our Umbogintwini, South Africa plant. We expect to incur additional charges of $3 million through December 31, 2012, primarily related to the closure of our Grimsby, U.K. plant.

        During the nine months ended September 30, 2011, we recorded charges of $2 million in Corporate and other primarily related to workforce reductions in connection with a reorganization and regional consolidation of our transactional accounting activities.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	September 30, 2011	December 31, 2010
Senior Credit Facilities:
Term loans	$1,694	$1,688
Amounts outstanding under A/R programs	245	238
Senior notes	467	452
Senior Subordinated notes	1,076	1,279
Australian credit facilities	27	33
HPS (China) debt	167	188
Variable interest entities	306	200
Other	95	68

Total debt—excluding debt to affiliates	$4,077	$4,146

Total current portion of debt	$230	$519
Long-term portion	3,847	3,627

Total debt—excluding debt to affiliates	$4,077	$4,146

Total debt—excluding debt to affiliates	$4,077	$4,146
Notes payable to affiliates-noncurrent	4	4

Total debt	$4,081	$4,150

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	September 30, 2011	December 31, 2010
Senior Credit Facilities:
Term loans	$1,694	$1,688
Amounts outstanding under A/R programs	245	238
Senior notes	467	452
Subordinated notes	1,076	1,279
Australian credit facilities	27	33
HPS (China) debt	167	188
Variable interest entities	306	200
Other	95	68

Total debt—excluding debt to affiliates	$4,077	$4,146

Total current portion of debt	$230	$519
Long-term portion	3,847	3,627

Total debt—excluding debt to affiliates	$4,077	$4,146

Total debt—excluding debt to affiliates	$4,077	$4,146
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	544	439

Total debt	$4,721	$4,685

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

Senior Credit Facilities

        As of September 30, 2011, our senior secured credit facilities ("Senior Credit Facilities") consisted of our revolving facility ("Revolving Facility"), our term loan B facility ("Term Loan B"), our term

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

loan C facility ("Term Loan C") and our extended term loan B facility ("Extended Term Loan B") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate	Maturity
Revolving Facility	$300	$—	(1)	$—	(1)	USD LIBOR plus 3.00%	2014	(2)
Term Loan B	NA	$652		$652		USD LIBOR plus 1.50%	2014	(2)
Term Loan C	NA	$427		$392		USD LIBOR plus 2.25%	2016	(2)
Extended Term Loan B	NA	$650		$650		USD LIBOR plus 2.50%	2017	(2)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $25 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

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

Amendments to Senior Credit Facilities

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things, extended $650 million of aggregate principal of Term Loan B to a stated maturity of April 2017. As noted in the table above, after the amendment, as of September 30, 2011, we have $652 million outstanding on Term Loan B with a maturity of April 2014 and $650 million outstanding on Extended Term Loan B with a maturity of April 2017. The amendment increased the interest rate margin with respect to Extended Term Loan B by 1.0%.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

A/R Programs

        Our U.S. and European accounts receivable programs ("U.S. A/R Program," "EU A/R Program" and collectively "A/R Programs") are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. special purpose entity ("U.S. SPE") and a European special purpose entity ("EU SPE"). We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs as of September 30, 2011 is as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	April 2014	$250	$90	Applicable rate(3) plus 1.50% - 1.65%
EU A/R Program	April 2014	€225	€114	Applicable rate(3) plus 2.0%
		(approximately $306)	(approximately $155)

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

        As of September 30, 2011, $710 million of accounts receivable were pledged as collateral under the A/R Programs.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the nine months ended September 30, 2011 and 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
Three months ended September 30, 2011	6.875% Senior Subordinated Notes due 2013	€14 (approximately $19)	€14 (approximately $19)	—
Three months ended September 30, 2011	7.5% Senior Subordinated Notes due 2015	€12 (approximately $17)	€12 (approximately $17)	—
July 25, 2011	7.375% Senior Subordinated Notes due 2015	$75	$77	$2
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3
September 27, 2010	6.875% Senior Subordinated Notes due 2013	€132 (approximately $177)	€137 (approximately $183)	$7
March 17, 2010	6.875% Senior Subordinated Notes due 2013	€184 (approximately $253)	€189 (approximately $259)	$7
March 17, 2010	7.50% Senior Subordinated Notes due 2015	€59 (approximately $81)	€59 (approximately $81)	$2
January 11, 2010(1)	7.00% Convertible Notes due 2018	$250	$382	$146

(1)
The convertible notes due 2018 were issued to Apollo in December 2008 as part of a settlement agreement with Apollo. These convertible notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders.

        For the nine months ended September 30, 2011, we and Huntsman International recorded a loss on early extinguishment of debt of $5 million. For the nine months ended September 30, 2010, we had a loss on early extinguishment of $169 million, which included $7 million of loss on early extinguishment of debt on the prepayment of our term loans, and Huntsman International recorded a loss on early extinguishment of debt of $23 million, which included the $7 million of loss on early extinguishment of debt on the prepayment of our term loans.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Variable Interest Entity Debt

        On April 1, 2011 we began consolidating Sasol-Huntsman which was previously accounted for under the equity method. See "Note 5. Variable Interest Entities." Sasol-Huntsman has a facility agreement for a €77 million (approximately $105 million) term loan facility and a €5 million (approximately $7 million) revolving facility. As of September 30, 2011, Sasol-Huntsman had no borrowings under the revolving facility and had €76 million (approximately $103 million) outstanding under the term loan facility.

        The facility will be repaid over 15 semiannual installments, beginning December 2011, with final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, a first priority right on the property, plant and equipment of Sasol-Huntsman.

        As of September 30, 2011, Arabian Amines Company had $203 million outstanding under its loan commitments and debt financing arrangements.

Other Debt

        During the nine months ended September 30, 2011, HPS repaid $2 million and RMB 118 million (approximately $19 million) of term loans and working capital loans under its secured facilities. In addition, during the nine months ended September 30, 2011, HPS refinanced RMB 38 million (approximately $6 million) and borrowed an additional RMB 116 million (approximately $18 million) in working capital loans with maturity in 2014. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of September 30, 2011, HPS had $14 million in U.S. dollar borrowings and RMB 478 million (approximately $75 million) term loan and working capital borrowings under these secured facilities.

        As of September 30, 2011, HPS also had RMB 499 million (approximately $78 million) outstanding under a loan facility for issuing working capital loans and for discounting commercial drafts with recourse.

        As of September 30, 2011, our Australian subsidiary has A$27 million (approximately $27 million) outstanding under its credit facility. The credit facility is comprised of a revolving facility with A$14 million (approximately $14 million) outstanding and a term facility with A$14 million (approximately $13 million) outstanding. On September 1, 2011, our Australian subsidiary entered into an amendment with the lender to modify certain terms of the credit facility. As of September 30, 2011, our Australian subsidiary was in compliance with its financial covenants.

        During the third quarter of 2011, we incurred other debt related to the financing of our insurance premiums in connection with our annual renewal in July 2011. As of September 30, 2011, the outstanding amount of financed insurance premiums was $24 million, all of which was classified as current portion of debt on the accompanying condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2011, we have a loan of $640 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

outstanding amount is classified as current as of September 30, 2011 and December 31, 2010, respectively, on the accompanying condensed consolidated balance sheets (unaudited). As of September 30, 2011, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Programs, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2011, we had approximately $275 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of September 30, 2011, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of September 30, 2011, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities.

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as a

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of September 30, 2011, the combined fair value of these two hedges was $1 million and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited).

        Beginning in 2009, Arabian Amines Company entered into a 12 year floating to fixed interest rate contract providing to Arabian Amines Company LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now consolidated by Huntsman International. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of September 30, 2011 was $40 million and the interest rate contract was not designated as a cash flow hedge. As of September 30, 2011, the fair value of the hedge was $6 million and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2011, we recorded interest expense of $2 million each.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of September 30, 2011 was €54 million (approximately $74 million) and the derivative transactions do not qualify for hedge accounting. As of September 30, 2011, the fair value of this hedge was €1 million (approximately $2 million) and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited).

        In conjunction with the issuance of $350 million of 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of September 30, 2011, the fair value of this swap was $19 million and was recorded in noncurrent assets in our condensed consolidated balance sheets (unaudited). For the three months and nine months ended September 30, 2011, the effective portion of the changes in the fair value of $24 million and nil, respectively, was recorded as a gain in other comprehensive income.

        As of and for the three and nine months ended September 30, 2011, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2011, we have designated €304 million (approximately $414 million) of euro-denominated debt and cross-currency interest rate swap as a hedge of our net investments. For the three and nine months ended September 30, 2011, the amount of gain (loss) recognized on the hedge of our net investments was $28 million and $(7) million and was recorded as a gain (loss) in other comprehensive income. As of September 30, 2011, we had €1,133 million (approximately $1,543 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualified employee benefit plan investments	$10	$10	$11	$11
Cross-currency interest rate contracts	19	19	19	19
Interest rate contracts	(15)	(15)	(9)	(9)
Long-term debt (including current portion)	(4,077)	(4,095)	(4,146)	(4,371)

        The carrying amounts reported in our condensed consolidated balance sheets (unaudited) of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of nonqualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market.

        The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2011, and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$10	$10	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	19	—	—	19

Total assets	$29	$10	$—	$19

Liabilities:
Derivatives:
Interest rate contracts(2)	$(15)	$—	$(15)	$—

		Fair Value Amounts Using
Description	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$11	$11	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	19	—	—	19

Total assets	$30	$11	$—	$19

Liabilities:
Derivatives:
Interest rate contracts(2)	$(9)	$—	$(9)	$—

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following table shows a reconciliation of beginning and ending balances for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$(5)	$19
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income (loss)	24	—
Purchases, issuances, sales and settlements	—	—

Ending balance September 30, 2011	$19	$19

The amount of total gains (losses) for the period included in earnings attributable attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2011	$—	$—

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contract	Retained Interest in Securitized Receivables	Cross-Currency Interest Rate Contract	Total
Beginning balance	$51	$262	$—	$262
Total gains or losses
Included in earnings	(2)	—	12	12
Included in other comprehensive income (loss)	(34)	—	3	3
Purchases, issuances, sales and settlements(1)	—	(262)	—	(262)

Ending balance September 30, 2010	$15	$—	$15	$15

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2010	$(2)	$—	$12	$12

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

  Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 30, 2011 and 2010, respectively, are reported in interest expense and other comprehensive loss as follows (dollars in millions):

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Interest expense	Other comprehensive loss	Interest expense	Other comprehensive loss
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized losses relating to assets still held at September 30, 2011	—	24	—	—

	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Interest expense	Other comprehensive loss	Interest expense	Other comprehensive loss
Total net gains included in earnings	$(2)	$—	$12	$—
Changes in unrealized gains (losses) relating to assets still held at September 30, 2010	(2)	(34)	12	3

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$18	$15	$—	$—
Interest cost	39	35	2	1
Expected return on assets	(47)	(39)	—	—
Amortization of prior service cost	(2)	(1)	(1)	(1)
Amortization of actuarial loss	9	6	1	1

Net periodic benefit cost	$17	$16	$2	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$51	$48	$2	$2
Interest cost	116	106	6	5
Expected return on assets	(141)	(121)	—	—
Amortization of prior service cost	(5)	(4)	(2)	(2)
Amortization of actuarial loss	23	18	1	1

Net periodic benefit cost	$44	$47	$7	$6

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$18	$15	$—	$—
Interest cost	39	35	2	1
Expected return on assets	(47)	(39)	—	—
Amortization of prior service cost	(2)	(1)	(1)	(1)
Amortization of actuarial loss	9	7	1	1

Net periodic benefit cost	$17	$17	$2	$1

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$51	$48	$2	$2
Interest cost	116	106	6	5
Expected return on assets	(141)	(121)	—	—
Amortization of prior service cost	(5)	(4)	(2)	(2)
Amortization of actuarial loss	26	22	1	1

Net periodic benefit cost	$47	$51	$7	$6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

        In connection with the plans to implement the potential restructuring of our Textile Effects and Advanced Materials businesses, we have re-measured our Swiss pension plan and have increased our long-term pension liability by $76 million with a corresponding charge to other comprehensive income. We do not expect to record a significant gain or loss as a result of the curtailment of this plan. For more information regarding this announced restructuring plan, see "Note 6. Restructuring, Impairment and Plant Closing Costs."

        During the nine months ended September 30, 2011 and 2010, we made contributions to our pension and other postretirement benefit plans of $132 million and $100 million, respectively. During the remainder of 2011, we expect to contribute an additional amount of $31 million to these plans.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

        Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. During the third quarter of 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. Repurchases under this program may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost.

COMMON STOCK DIVIDENDS

        On each of September 30, June 30, and March 31, 2011, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of September 15, June 15, and March 15, 2011, respectively. On each of September 30, June 30, and March 31, 2010, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of September 15, June 15, 2010 and March 15, 2010, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)
			Three Months Ended		Nine Months Ended
	September 30, 2011	December 31, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Foreign currency translation adjustments, net of tax of $21 and $25 as of September 30, 2011 and December 31, 2010, respectively	$328	$298	$(117)	$143	$30	$30
Pension and other postretirement benefit adjustments, net of tax of $88 and $92 as of September 30, 2011 and December 31, 2010, respectively	(683)	(613)	(78)	2	(70)	12
Other comprehensive income of unconsolidated affiliates	10	7	3	—	3	—
Other, net	2	4	(3)	1	(2)	(4)

Total	(343)	(304)	(195)	146	(39)	38
Amounts attributable to noncontrolling interests	6	7	—	—	(1)	—

Amounts attributable to Huntsman Corporation	$(337)	$(297)	$(195)	$146	$(40)	$38

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Huntsman International

			Other comprehensive income (loss)
	Accumulated other comprehensive income (loss)
			Three Months Ended		Nine Months Ended
	September 30, 2011	December 31, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Foreign currency translation adjustments, net of tax of $8 and $12 as of September 30, 2011 and December 31, 2010, respectively	$326	$296	$(118)	$144	$30	$30
Pension and other postretirement benefit adjustments, net of tax of $120 and $124 as of September 30, 2011 and December 31, 2010, respectively	(729)	(663)	(77)	3	(66)	16
Other comprehensive income of unconsolidated affiliates	10	7	3	—	3	—
Other, net	(3)	(1)	(2)	1	(2)	(4)

Total	(396)	(361)	(194)	148	(35)	42
Amounts attributable to noncontrolling interests	6	7	—	—	(1)	—

Amounts attributable to Huntsman International LLC	$(390)	$(354)	$(194)	$148	$(36)	$42

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Upon service of a complaint in one of these cases, we tender it to the prior owner. Rarely do the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our seventeen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Nine months ended September 30,
	2011	2010
Unresolved at beginning of period	1,116	1,138
Tendered during period	10	23
Resolved during period(1)	43	21
Unresolved at end of period	1,083	1,140

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

        We have never made any payments with respect to these cases. As of September 30, 2011, we had an accrued liability of $13 million relating to these cases and a corresponding receivable of $13 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2011.

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

	Nine months ended September 30,
	2011	2010
Unresolved at beginning of period	37	39
Filed during the period	9	3
Resolved during period	8	2
Unresolved at end of period	38	40

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $442,000 and $200,000 during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we had an accrual of $458,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2011.

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

        Under the settlement agreement, we paid $11 million into an escrow fund for the benefit of the class on June 27, 2011 after the court preliminarily approved the settlement. We will pay an additional $11 million in 2012 and a third $11 million payment in 2013. In exchange for these payments, we have

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

received from the class a release and discharge of all claims against us, as described in the settlement agreement. Following a fairness hearing held September 27, 2011, the settlement was approved by the court and we were dismissed from the class lawsuit.

        We fully accrued for the class settlement in prior quarters. The settlement does not resolve the direct action cases nor the other pending antitrust litigation described below.

        Two similar civil antitrust class action cases were filed May 5 and 17, 2006 in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, on behalf of purported classes of Canadian direct and indirect purchasers of MDI, TDI and polyether polyols. The class certification hearing is scheduled for April 2, 2012.

        A purported class action case filed February 15, 2002 by purchasers in California of products containing rubber and urethane chemicals and pending in Superior Court of California, County of San Francisco is stayed pending resolution of the Kansas multidistrict litigation. The plaintiffs in this matter make similar claims against the defendants as the class plaintiffs in the Kansas multidistrict litigation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2011 and 2010 our capital expenditures for EHS matters totaled $55 million and $47 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In June of 2006, an agreement was reached between the local regulatory authorities and our Advanced Materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. In October 2010, the local authorities approved our proposed two-phase remedial approach. The first phase was installed in 2011 and involves groundwater extraction and treatment in one limited area of the site. The second phase, not yet defined, would proceed during site redevelopment. As the second phase remediation has not yet been defined, we are unable to assess the potential liability.

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environment Protection Authority, Victoria, Australia (the "EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. This facility has been closed and demolished.

        By letter dated March 15, 2010, the U.S. Department of Justice (the "DOJ") notified us that the U.S. Environmental Protection Agency (the "EPA") has requested that the DOJ bring an action in federal court against us and other PRPs for recovery of costs incurred by the U.S. in connection with releases of hazardous substances from the State Marine Superfund Site in Port Arthur, Texas. As of August 31, 2007, the EPA had incurred and paid approximately $2.8 million in unreimbursed response costs related to the site. Prior to filing the complaint, the DOJ requested that PRPs sign and return a standard tolling agreement (from March 31, 2010 through September 30, 2010) and participate in settlement discussions. We originally responded to an information request regarding this site on March 7, 2005 and identified historical transactions associated with a predecessor of a company we

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

acquired. The prior owners have contractually agreed to indemnify us in this matter. While the DOJ is aware of the indemnity, we may be required to participate in future settlement discussions; therefore, on March 29, 2010, we submitted the signed tolling agreement and offer to negotiate to the DOJ. The tolling agreement has since been extended three times, most recently through January 31, 2012.

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $38 million and $48 million for environmental liabilities as of September 30, 2011 and December 31, 2010, respectively. Of these amounts, $3 million and $13 million were classified as accrued liabilities in our consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, and $35 million was classified as other noncurrent liabilities in our consolidated balance sheets for both September 30, 2011 and December 31, 2010. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        On June 1, 2007, the European Union's (EU) regulatory framework for chemicals called Registration, Evaluation and Authorization of Chemicals ("REACH") took effect, designed to be phased in over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area ("EEA"), we were required to pre-register with the European Chemicals Agency, ECHA, such chemical substances and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations and our first phase registrations by the November 30, 2010 deadline. While we continue our registration efforts to meet the next registration deadline of June 2013, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the EU.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $9 million, $3 million and $2 million in 2010, 2009 and 2008, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

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

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        In 2007, the U.S. Department of Homeland Security ("DHS") issued the final "Chemical Facility Anti-Terrorism Standard." To comply, chemical manufacturing facilities using specified chemicals in threshold quantities were required to submit a "Top Screen" questionnaire to the DHS in 2008. Consequently, we submitted Top Screens for all of our covered facilities and later the DHS designated four of our facilities as "High Risk" sites. In late 2008, these four sites performed and submitted DHS-required security vulnerability assessments. DHS subsequently deemed one of these sites to be on a high security risk tier, and the other three to be on a lower security risk tier. The three lower-tiered sites submitted Site Security Plans ("SSPs") to the DHS, but costs for the security improvements recommended from the SSPs are not anticipated to be material. The higher-tiered site also submitted an SSP to the DHS, and DHS-required security upgrades were estimated to cost $8 million to $10 million to be spent during 2011 and 2012. During the nine months ended September 30, 2011, we spent approximately $2 million on these security upgrades. However, in June 2011, the DHS unexpectedly lowered the high-tiered site's risk ranking one level. Consequently, security upgrades are not expected to be as costly as originally projected for the higher-level ranking. Additional security upgrades will be required, but the extent and cost of these upgrades cannot be determined until the facility meets with the DHS to review the ranking change.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of September 30, 2011, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of September 30, 2011, we had 10.5 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Huntsman Corporation	$3	$8	$19	$20
Huntsman International	$2	$6	$17	$17

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $5 million each for both of the nine months ended September 30, 2011 and 2010, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Dividend yield	3.6%	NA	2.3%	3.0%
Expected volatility	65.0%	NA	65.6%	69.0%
Risk-free interest rate	1.8%	NA	2.8%	3.1%
Expected life of stock options granted during the period	6.6 years	NA	6.6 years	6.6 years

        During the three months ended September 30, 2010, no stock options were granted.

        A summary of stock option activity under the Stock Incentive Plan as of September 30, 2011 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2011	10,997	$12.28
Granted	953	17.51
Exercised	(1,247)	2.82
Forfeited	(233)	11.80

Outstanding at September 30, 2011	10,470	13.90	6.2	$26

Exercisable at September 30, 2011	7,205	16.39	5.3	13

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2011 was $9.17 per option. As of September 30, 2011, there was $9 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.9 years.

        The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $19 million and $9 million, respectively.

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

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of September 30, 2011 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2011	3,126		$6.95	1,642	$6.05
Granted	675		17.55	311	17.59
Vested	(1,494)	(1)	7.19	(729)	5.55
Forfeited	(8)		4.57	(104)	8.06

Nonvested at September 30, 2011	2,299		9.92	1,120	9.39

(1)
As of September 30, 2011, a total of 444,177 restricted stock units were vested, of which 115,045 vested during the nine months ended September 30, 2011. Only 176,327 of these shares have been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of September 30, 2011, there was $20 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years. The value of share awards that vested during the nine months ended September 30, 2011 and 2010 was $23 million and $18 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. During the nine months ended September 30, 2011, we released valuation allowances of $8 million on certain net deferred tax assets in Luxembourg. During the nine months ended September 30, 2010, we released a valuation allowance of $14 million on certain net deferred tax assets in Australia.

        During the nine months ended September 30, 2011, we recorded no net change in unrecognized tax benefits and during the nine months ended September 30, 2010 we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit of $6 million, resulting from the settlement of tax audits, the effective settlement of certain tax positions and the expiration of statutes of limitations, net of current year additions.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. INCOME TAXES (Continued)

        During the nine months ended September 30, 2011, we recorded approximately $2 million of tax benefit on the approximately $160 million of restructuring, impairment and plant closing costs attributable to the significant restructuring of our Textile Effects and Advanced Materials business segments. The majority of these restructuring expenses relate to operations in Switzerland where we have a full valuation allowance on our net deferred tax assets.

HUNTSMAN CORPORATION

        In addition to the tax benefits resulting from the valuation allowance release and restructuring costs and the tax effects resulting from the unrecognized tax benefit items discussed above, during the nine months ended September 30, 2011 and 2010 we recognized $2 million and $17 million of tax benefit, respectively, on the $5 million and $169 million of loss on early extinguishment of debt (the majority of the 2010 loss is not deductible for tax purposes). Excluding these items, we recorded income tax expense of $123 million and $83 million for the nine months ended September 30, 2011 and 2010, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

HUNTSMAN INTERNATIONAL

        In addition to the tax benefits resulting from the valuation allowance release and restructuring costs and the tax effects resulting from the unrecognized tax benefit items discussed above, during the nine months ended September 30, 2011 and 2010 Huntsman International recognized $2 million and $9 million of tax benefit, respectively, on the $5 million and $23 million of loss on early extinguishment of debt. Excluding these items, Huntsman International recorded income tax expense of $123 million and $85 million for the nine months ended September 30, 2011 and 2010, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

17. DISCONTINUED OPERATIONS

AUSTRALIAN STYRENICS BUSINESS SHUTDOWN

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. The following results of operations of our former Australian styrenics business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$10	$8	$28	$43
Costs and expenses, net of credits	7	(10)	(34)	(72)

Operating income (loss)	17	(2)	(6)	(29)
Income tax (expense) benefit	(7)	3	1	12

Income (loss) from discontinued operations, net of tax	$10	$1	$(5)	$(17)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. DISCONTINUED OPERATIONS (Continued)

        In 2006, product defect actions were filed against our subsidiary Huntsman Chemical Company Australia Pty Limited ("HCCA") in Australian courts relating to the sale and supply of vinyl ester resins that were used in the manufacture of fiberglass swimming pools. HCCA ceased manufacturing these specific resin formulations by 2004 and sold the business that manufactured and sold these resins in 2007.

        These and other related claims were tendered to HCCA's insurers, who continue to defend these matters. During the first quarter of 2011, HCCA increased its estimate of potential loss related to these claims and recorded a liability for the full estimated value of the claims and a corresponding receivable relating to our indemnity protection with a net charge to discontinued operations for any potential shortfall in insurance coverage. Following mediation held in August 2011, HCCA and its insurers reached an agreement to settle two of these claims. The settlement amount will be paid by insurance, other than a portion of our self-insured retention for each of these claims, which we will be required to pay in amounts immaterial to us. Accordingly, during the third quarter of 2011, HCCA reduced its estimate of potential loss proportionately and reversed a portion of the liability related to this matter.

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

        During the three and nine months ended September 30, 2010, we recorded after tax (loss) income from discontinued operations related to our former U.S. base chemicals and North American polymers businesses of $(2) million and $65 million, respectively, which consisted of a $110 million pretax gain recorded in connection with the final settlement of insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by income taxes and legal fees related to the arbitration of the fire insurance claim.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. NET INCOME (LOSS) PER SHARE (Continued)

        Basic and diluted income (loss) per share is determined using the following information (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$(44)	$56	$145	$(51)

Net income (loss):
Net income (loss) attributable to Huntsman Corporation	$(34)	$55	$142	$(3)

Denominator:
Shares:
Weighted average shares outstanding	237.6	236.4	238.2	235.9
Dilutive securities:
Stock-based awards	—	4.6	4.4	—

Total dilutive shares outstanding assuming conversion	237.6	241.0	242.6	235.9

        Additional stock-based awards of 6.8 million and 6.9 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2011 and 2010, respectively, and additional stock-based awards of 6.7 million and 7.1 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2011 and 2010, respectively. These stock-based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 periods because the effect would be anti-dilutive. In addition, our 7% convertible notes due 2018 would have had a weighted average effect of 1.2 million shares of common stock for the nine months ended September 30, 2010 and interest expense, net of tax, of $1 million would have been included as an adjustment to the numerator of the diluted loss per share calculation for the nine months ended September 30, 2010. However, the potential effect of assumed conversion of the convertible notes due 2018 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2010 because the effect would be anti-dilutive.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Sales:
Polyurethanes	$1,209	$960	$3,391	$2,659
Performance Products	846	678	2,546	1,963
Advanced Materials	349	318	1,059	929
Textile Effects	173	190	563	598
Pigments	455	327	1,243	883
Eliminations	(56)	(72)	(213)	(194)

Total	$2,976	$2,401	$8,589	$6,838

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$136	$99	$392	$220
Performance Products	97	101	325	277
Advanced Materials	2	42	69	126
Textile Effects	(157)	7	(175)	—
Pigments	161	64	357	139
Corporate and other(2)	(52)	(53)	(196)	(305)

Subtotal	187	260	772	457
Discontinued Operations(3)	17	(3)	(6)	76

Total	204	257	766	533
Interest expense, net	(63)	(64)	(187)	(168)
Income tax expense—continuing operations	(55)	(41)	(111)	(46)
Income tax benefit (expense)—discontinued operations	(7)	2	1	(27)
Depreciation and amortization	(113)	(99)	(327)	(295)

Net (loss) income attributable to Huntsman Corporation	$(34)	$55	$142	$(3)

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$136	$99	$392	$220
Performance Products	97	101	325	277
Advanced Materials	2	42	69	126
Textile Effects	(157)	7	(175)	—
Pigments	161	64	357	139
Corporate and other(2)	(52)	(50)	(196)	(145)

Subtotal	187	263	772	617
Discontinued Operations(3)	17	(3)	(6)	76

Total	204	260	766	693
Interest expense, net	(66)	(69)	(197)	(182)
Income tax expense—continuing operations	(55)	(40)	(111)	(56)
Income tax benefit (expense)—discontinued operations	(7)	2	1	(27)
Depreciation and amortization	(107)	(95)	(310)	(279)

Net (loss) income attributable to Huntsman International LLC	$(31)	$58	$149	$149

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

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$6	$2	$226	$—	$234
Restricted cash	—	—	6	—	6
Accounts and notes receivable, net	25	147	1,590	—	1,762
Accounts receivable from affiliates	1,320	3,001	93	(4,283)	131
Inventories	100	307	1,284	(4)	1,687
Prepaid expenses	10	10	57	(20)	57
Deferred income taxes	5	—	44	(9)	40
Other current assets	37	8	279	(37)	287

Total current assets	1,503	3,475	3,579	(4,353)	4,204
Property, plant and equipment, net	398	859	2,282	2	3,541
Investment in unconsolidated affiliates	5,431	1,519	145	(6,889)	206
Intangible assets, net	47	3	55	(4)	101
Goodwill	(17)	84	43	—	110
Deferred income taxes	42	—	171	(15)	198
Notes receivable from affiliates	52	950	6	(1,002)	6
Other noncurrent assets	73	143	252	—	468

Total assets	$7,529	$7,033	$6,533	$(12,261)	$8,834

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66	$243	$631	$—	$940
Accounts payable to affiliates	2,201	903	1,226	(4,283)	47
Accrued liabilities	91	133	562	(57)	729
Deferred income taxes	—	55	19	(11)	63
Note payable to affiliate	100	—	—	—	100
Current portion of debt	43	—	187	—	230

Total current liabilities	2,501	1,334	2,625	(4,351)	2,109
Long-term debt	3,219	—	628	—	3,847
Notes payable to affiliates	540	—	1,006	(1,002)	544
Deferred income taxes	—	91	78	(14)	155
Other noncurrent liabilities	157	137	640	(1)	933

Total liabilities	6,417	1,562	4,977	(5,368)	7,588
Equity Huntsman International LLC members' equity:
Members' equity	3,076	4,731	2,359	(7,090)	3,076
Subsidiary preferred stock	—	—	1	(1)	—
Accumulated deficit	(1,574)	(1,001)	(495)	1,496	(1,574)
Accumulated other comprehensive (loss) income	(390)	1,741	(395)	(1,346)	(390)

Total Huntsman International LLC members' equity	1,112	5,471	1,470	(6,941)	1,112
Noncontrolling interests in subsidiaries	—	—	86	48	134

Total equity	1,112	5,471	1,556	(6,893)	1,246

Total liabilities and equity	$7,529	$7,033	$6,533	$(12,261)	$8,834

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$247	$870	$1,803	$3	$2,923
Related party sales	161	117	299	(524)	53

Total revenues	408	987	2,102	(521)	2,976
Cost of goods sold	360	821	1,827	(527)	2,481

Gross profit	48	166	275	6	495
Selling, general and administrative	35	20	161	—	216
Research and development	13	9	20	—	42
Other operating (income) expense	(2)	15	(14)	—	(1)
Restructuring, impairment and plant closing costs	—	—	155	—	155

Operating (loss) income	2	122	(47)	6	83
Interest (expense) income, net	(54)	11	(23)	—	(66)
Equity in income (loss) of investment in affiliates and subsidiaries	19	(73)	2	54	2
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Other income	—	—	—	(1)	(1)

(Loss) income from continuing operations before income taxes	(35)	60	(68)	59	16
Income tax benefit (expense)	11	(46)	(20)	—	(55)

(Loss) income from continuing operations	(24)	14	(88)	59	(39)
(Loss) income from discontinued operations, net of tax	(7)	(1)	18	—	10

Net (loss) income	(31)	13	(70)	59	(29)
Net income attributable to noncontrolling interests	—	(1)	(1)	—	(2)

Net (loss) income attributable to Huntsman International LLC	$(31)	$12	$(71)	$59	$(31)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$209	$701	$1,450	$—	$2,360
Related party sales	69	122	237	(387)	41

Total revenues	278	823	1,687	(387)	2,401
Cost of goods sold	228	687	1,452	(386)	1,981

Gross profit	50	136	235	(1)	420
Selling, general and administrative	56	22	124	—	202
Research and development	12	8	19	—	39
Other operating (income) expense	(10)	(32)	45	—	3
Restructuring, impairment and plant closing costs	1	—	3	—	4

Operating (loss) income	(9)	138	44	(1)	172
Interest (expense) income, net	(59)	10	(20)	—	(69)
Equity income of investment in affiliates and subsidiaries	108	16	6	(127)	3
Loss on early extinguishment of debt	(7)	—	—	—	(7)
Other income	1	—	1	(1)	1

Income from continuing operations before income taxes	34	164	31	(129)	100
Income tax benefit (expense)	22	(53)	(9)	—	(40)

Income from continuing operations	56	111	22	(129)	60
Income (loss) from discontinued operations, net of tax	2	—	(3)	—	(1)

Net income	58	111	19	(129)	59
Net income attributable to noncontrolling interests	—	(1)	(2)	2	(1)

Net income attributable to Huntsman International LLC	$58	$110	$17	$(127)	$58

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$682	$2,534	$5,229	$—	$8,445
Related party sales	353	400	868	(1,477)	144

Total revenues	1,035	2,934	6,097	(1,477)	8,589
Cost of goods sold	901	2,403	5,283	(1,463)	7,124

Gross profit	134	531	814	(14)	1,465
Selling, general and administrative	119	77	492	—	688
Research and development	37	25	61	—	123
Other operating expense (income)	31	(23)	(1)	—	7
Restructuring, impairment and plant closing costs	—	—	171	—	171

Operating (loss) income	(53)	452	91	(14)	476
Interest (expense) income, net	(164)	32	(65)	—	(197)
Equity in income (loss) of investment in affiliates and subsidiaries	300	(12)	7	(289)	6
Loss on early extinguishment of debt	(5)	—	—	—	(5)
Other (expense) income	(16)	—	—	16	—

Income from continuing operations before income taxes	62	472	33	(287)	280
Income tax benefit (expense)	87	(166)	(32)	—	(111)

Income from continuing operations	149	306	1	(287)	169
Loss from discontinued operations, net of tax	—	(1)	(4)	—	(5)

Income before extraordinary gain	149	305	(3)	(287)	164
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2	—	2

Net income	149	305	(1)	(287)	166
Net income attributable to noncontrolling interests	—	(2)	(9)	(6)	(17)

Net income attributable to Huntsman International LLC	$149	$303	$(10)	$(293)	$149

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$599	$1,858	$4,232	$—	$6,689
Related party sales	194	370	734	(1,149)	149

Total revenues	793	2,228	4,966	(1,149)	6,838
Cost of goods sold	659	1,924	4,298	(1,137)	5,744

Gross profit	134	304	668	(12)	1,094
Selling, general and administrative	126	66	433	—	625
Research and development	36	22	53	—	111
Other operating (income) expense	(37)	1	28	—	(8)
Restructuring, impairment and plant closing costs	3	—	21	—	24

Operating income	6	215	133	(12)	342
Interest (expense) income, net	(156)	28	(54)	—	(182)
Equity income of investment in affiliates and subsidiaries	283	65	25	(353)	20
Loss on early extinguishment of debt	(23)	—	—	—	(23)
Other (expense) income	(9)	—	3	9	3

Income from continuing operations before income taxes	101	308	107	(356)	160
Income tax benefit (expense)	57	(88)	(25)	—	(56)

Income from continuing operations	158	220	82	(356)	104
(Loss) income from discontinued operations, net of tax	(9)	68	(11)	—	48

Net income	149	288	71	(356)	152
Net income attributable to noncontrolling interests	—	(2)	(4)	3	(3)

Net income attributable to Huntsman International LLC	$149	$286	$67	$(353)	$149

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$128	$69	$(125)	$(4)	$68

Investing activities:
Capital expenditures	(15)	(41)	(161)	—	(217)
Proceeds from settlements treated as reimbursement of capital expenditures	—	—	3	—	3
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	28	—	28
Cash paid for acquisition of a business	—	—	(23)	—	(23)
Proceeds from sale of business/assets	—	—	7	—	7
Decrease in receivable from affiliate	(35)	—	—	—	(35)
Investment in affiliate	(138)	(4)	—	142	—
Investment in unconsolidated affiliate	—	(17)	—	—	(17)
Cash received from unconsolidated affiliates	—	19	—	—	19
Other, net	1	—	(4)	3	—

Net cash used in investing activities	(187)	(43)	(150)	145	(235)
Financing activities:
Net borrowings on overdraft facilities	—	—	10	—	10
Repayments of short-term debt	—	—	(151)	—	(151)
Borrowings on short-term debt	—	—	126	—	126
Repayments of long-term debt	(212)	—	(75)	—	(287)
Proceeds from issuance of long-term debt	—	—	89	—	89
Proceeds from notes payable to affiliate	105	—	—	—	105
Repayments of notes payable	(23)	—	(1)	—	(24)
Borrowings on notes payable	33	—	2	—	35
Debt issuance costs paid	(7)	—	—	—	(7)
Call premiums related to early extinguishment of debt	(5)	—	—	—	(5)
Contribution from parent, net	—	(32)	174	(142)	—
Dividends paid to parent	(56)	(1)	—	1	(56)
Dividends paid to noncontrolling interest	—	—	(5)	—	(5)
Excess tax benefit related to stock-based compensation	10	—	—	—	10
Other, net	—	—	3	—	3

Net cash (used in) provided by financing activities	(155)	(33)	172	(141)	(157)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Decrease in cash and cash equivalents	(214)	(7)	(106)	—	(327)
Cash and cash equivalents at beginning of period	220	9	332	—	561

Cash and cash equivalents at end of period	$6	$2	$226	$—	$234

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash used in operating activities	$(311)	$(7)	$(5)	$(2)	$(325)

Investing activities:
Capital expenditures	(13)	(34)	(85)	—	(132)
Proceeds from settlements treated as reimbursement of capital expenditures	—	34	—	—	34
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	11	—	11
Increase in receivable from affiliate	(42)	—	—	—	(42)
Investment in affiliate	(106)	(6)	—	112	—
Investment in unconsolidated affiliates	—	—	(4)	—	(4)
Cash received from unconsolidated affiliates	—	3	2	—	5
Other, net	—	—	1	—	1

Net cash used in investing activities	(161)	(3)	(75)	112	(127)
Financing activities:
Net borrowings under revolving loan facilities	—	—	(7)	—	(7)
Revolving loan facility from A/R Programs	254	—	—	—	254
Net borrowings on overdraft facilities	—	—	6	—	6
Repayments of short-term debt	—	—	(153)	—	(153)
Borrowings on short-term debt	—	—	188	—	188
Repayments of long-term debt	(806)	—	(31)	—	(837)
Proceeds from issuance of long-term debt	700	—	25	—	725
Repayments of note payable to affiliate	(125)	—	—	—	(125)
Proceeds from note payable to affiliate	110	—	—	—	110
Intercompany repayments	—	—	(5)	5	—
Repayments of notes payable	(29)	—	(7)	—	(36)
Borrowings on notes payable	33	—	5	—	38
Debt issuance costs paid	(25)	—	—	—	(25)
Call premiums related to early extinguishment of debt	(13)	—	—	—	(13)
Contribution from parent, net	—	(4)	120	(116)	—
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	—	(1)	—	1	—

Net cash provided by (used in) financing activities	103	(5)	141	(110)	129
Effect of exchange rate changes on cash	—	—	7	—	7

(Decrease) increase in cash and cash equivalents	(369)	(15)	68	—	(316)
Cash and cash equivalents at beginning of period	688	24	207	—	919

Cash and cash equivalents at end of period	$319	$9	$275	$—	$603

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. SUBSEQUENT EVENTS

        On November 1, 2011 we announced that our Advanced Materials division completed the sale of its stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation for $41 million in cash. The stereolithography business had revenues of $7 million in 2010 and its products are used primarily in three-dimensional part building systems. The Digitalis® business is a stereolithography rapid manufacturing system previously under development by Huntsman.

        On November 1, 2011, Huntsman International provided notice that it will redeem in full the remaining €68 million (approximately $93 million) of its 6.875% senior subordinated notes due 2013. The total redemption payment, excluding accrued interest, is approximately €69 million (approximately $94 million).

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and nondurable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. We had revenues for the nine months ended September 30, 2011 and 2010 of $8,589 million and $6,838 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

RECENT DEVELOPMENTS

Sale of Stereolithography Resin and Digitalis® Machine Manufacturing Businesses

        On November 1, 2011 we announced that our Advanced Materials division completed the sale of its stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation for $41 million in cash. The stereolithography business had revenues of $7 million in 2010 and its products are used primarily in three-dimensional part building systems. The Digitalis® business is a stereolithography rapid manufacturing system previously under development by Huntsman.

REDEMPTION OF SENIOR SUBORDINATED NOTES

        On November 1, 2011, Huntsman International provided notice that it will redeem in full the remaining €68 million (approximately $93 million) of its 6.875% senior subordinated notes due 2013. The total redemption payment, excluding accrued interest, is approximately €69 million (approximately $94 million).

Textile Effects Restructuring Program

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including a potential closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects business' long-term global competitiveness. Those plans are currently subject to employee consultation and accordingly are provisional in nature. In connection with this plan, during the third quarter of 2011, we recorded a charge of $73 million for probable workforce reduction and $53 million for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility. For purposes of calculating the impairment charge, the fair value of the Basel, Switzerland manufacturing facility was based on the discounted cash flows of that facility. We expect to incur additional restructuring and plant closing charges of approximately $31 million through 2013. We believe that these proposed plans will deliver annualized savings of approximately $70 million.

Share Repurchase Program

        Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. During the third quarter of 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. Repurchases under this program may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost.

        The impact of the share repurchase program increased earnings per share by nil and $0.01 for the three and nine months ended September 30, 2011, respectively. For more information on the share repurchase program, see "Note 11. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements (unaudited).

OUTLOOK

        Demand for our products is generally sensitive to global economic growth. Our revenue is generally distributed one-third in North America, one-third in Europe, slightly less than one-quarter in Asia pacific and the balance in the rest of the world. Our customers generally order our products three to five weeks in advance of delivery. As a result, we have limited visibility to long-term demand. The demand for our products is sensitive to macroeconomic business conditions. For many of our products, demand grows as a multiple of underlying regional growth rates because many of our products substitute or replace less efficient materials.

        Current global demand for most of our products is stable and we are optimistic that these conditions will continue through the remainder of 2011, subject to seasonal demand fluctuations. The outlook from our customers is somewhat uncertain given the sluggish global economy.

        We expect to see a moderation in oil and natural gas based raw material prices through the remainder of the year as crude and natural gas derivative prices decrease. We also expect a moderation in average selling prices across our businesses, except in our Pigments business where we expect meaningful increases in raw material costs, particularly for titanium bearing ores. As raw material costs increase for our Pigment business we will attempt to pass these on to our customers through increased selling prices.

        We expect to spend approximately $350 million in 2011 on capital expenditures, net of reimbursements, largely for growth initiatives and maintenance.

        We expect our fourth quarter and full year 2011 adjusted tax rate to be slightly less than the 30% to 35% rate that we believe to be our long term effective income tax rate.

        We recently announced a significant restructuring plan in our Textile Effects business in order to mitigate the impact of the strong Swiss Franc and to address the challenging business conditions in the global textile industry. We believe that this plan, once fully realized will deliver annualized savings of approximately $70 million. We are also planning a restructuring of our Advanced Materials business in order to improve its long-term global competitiveness. We believe that the Advanced Materials restructuring, once fully realized, will deliver savings of approximately $20 million annually.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions):

Huntsman Corporation

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2011	2010		2011	2010
Revenues	$2,976	$2,401	24%	$8,589	$6,838	26%
Cost of goods sold	2,486	1,986	25%	7,138	5,757	24%

Gross profit	490	415	18%	1,451	1,081	34%
Operating expenses, net	258	244	6%	821	741	11%
Restructuring, impairment and plant closing costs	155	4	NM	171	24	613%

Operating income	77	167	(54)%	459	316	45%
Interest expense, net	(63)	(64)	(2)%	(187)	(168)	11%
Equity in income of investment in unconsolidated affiliates	2	3	(33)%	6	20	(70)%
Loss on early extinguishment of debt	(2)	(7)	(71)%	(5)	(169)	(97)%
Expenses associated with the Terminated Merger and related litigation	—	(3)	NM	—	(4)	NM
Other (loss) income	(1)	2	NM	—	3	NM

Income (loss) from continuing operations before income taxes	13	98	(87)%	273	(2)	NM
Income tax expense	(55)	(41)	34%	(111)	(46)	141%

(Loss) income from continuing operations	(42)	57	NM	162	(48)	NM
Income (loss) from discontinued operations, net of tax	10	(1)	NM	(5)	48	NM
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	NM	2	—	NM

Net (loss) income	(32)	56	NM	159	—	NM
Net income attributable to noncontrolling interests	(2)	(1)	100%	(17)	(3)	467%

Net (loss) income attributable to Huntsman Corporation	(34)	55	NM	142	(3)	NM
Interest expense, net	63	64	(2)%	187	168	11%
Income tax expense from continuing operations	55	41	34%	111	46	141%
Income tax expense (benefit) from discontinued operations	7	(2)	NM	(1)	27	NM
Depreciation and amortization	113	99	14%	327	295	11%

EBITDA(1)	$204	$257	(21)%	$766	$533	44%

Net (loss) income per share:
Basic	$(0.14)	$0.23	NM	$0.60	$(0.01)	NM
Diluted	(0.14)	0.23	NM	0.59	(0.01)	NM
Net cash provided by (used in) operating activities				25	(350)	NM
Net cash used in investing activities				(200)	(85)	135%
Net cash used in financing activities				(335)	(314)	7%
Other non-GAAP measures:
Adjusted EBITDA(1)	$345	$273	26%	$965	$653	48%
Adjusted net income(2)	108	83	30%	339	142	139%
Adjusted income (loss) per share(2):
Basic	0.45	0.35	29%	1.42	0.60	137%
Diluted	0.45	0.34	32%	1.40	0.59	137%
Capital expenditures, net of reimbursements(3)				214	98	118%

Huntsman International

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2011	2010		2011	2010
Revenues	$2,976	$2,401	24%	$8,589	$6,838	26%
Cost of goods sold	2,481	1,981	25%	7,124	5,744	24%

Gross profit	495	420	18%	1,465	1,094	34%
Operating expenses, net	257	244	5%	818	728	12%
Restructuring, impairment and plant closing costs	155	4	NM	171	24	613%

Operating income	83	172	(52)%	476	342	39%
Interest expense, net	(66)	(69)	(4)%	(197)	(182)	8%
Equity in income of investment in unconsolidated affiliates	2	3	(33)%	6	20	(70)%
Loss on early extinguishment of debt	(2)	(7)	(71)%	(5)	(23)	(78)%
Other (loss) income	(1)	1	NM	—	3	NM

Income from continuing operations before income taxes	16	100	(84)%	280	160	75%
Income tax expense	(55)	(40)	38%	(111)	(56)	98%

(Loss) income from continuing operations	(39)	60	NM	169	104	63%
Income (loss) from discontinued operations, net of tax	10	(1)	NM	(5)	48	NM
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	NM	2	—	NM

Net (loss) income	(29)	59	NM	166	152	9%
Net income attributable to noncontrolling interests	(2)	(1)	100%	(17)	(3)	467%

Net (loss) income attributable to Huntsman International LLC	(31)	58	NM	149	149	—
Interest expense, net	66	69	(4)%	197	182	8%
Income tax expense from continuing operations	55	40	38%	111	56	98%
Income tax expense (benefit) from discontinued operations	7	(2)	NM	(1)	27	NM
Depreciation and amortization	107	95	13%	310	279	11%

EBITDA(1)	$204	$260	(22)%	$766	$693	11%

Net cash provided by (used in) operating activities				68	(325)	NM
Net cash used in investing activities				(235)	(127)	85%
Net cash (used in) provided by financing activities				(157)	129	NM
Other non-GAAP measures:
Adjusted EBITDA(1)	$345	$273	26%	$965	$663	46%
Adjusted net income(2)	111	84	32%	346	155	123%
Capital expenditures, net of reimbursements(3)				214	98	118%

NM—Not Meaningful

(1)
Our management uses EBITDA and Adjusted EBITDA to assess financial performance. EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income taxes, depreciation and amortization.

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

  EBITDA and Adjusted EBITDA may not necessarily be comparable to other similarly titled measures used by other companies. There are material limitations associated with our use of these measures because they do not reflect overall financial performance, including the effects of interest, income taxes, depreciation and amortization. Our management compensates for the limitations of these measures by using them as a supplement to GAAP results.

  For a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, see the tables below (dollars in millions):

  Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net (loss) income attributable to Huntsman Corporation	$(34)	$55	$142	$(3)
Interest expense, net	63	64	187	168
Income tax expense from continuing operations	55	41	111	46
Income tax expense (benefit) from discontinued operations	7	(2)	(1)	27
Depreciation and amortization	113	99	327	295

EBITDA	204	257	766	533
Foreign exchange gains—unallocated	(1)	(2)	(6)	(3)
Loss on early extinguishment of debt	2	7	5	169
Gain on consolidation of a variable interest entity	—	—	(12)	—
Legal settlements and related expenses	4	—	38	—
EBITDA from discontinued operations	(17)	3	6	(76)
Acquisition expenses	1	1	5	2
Gain on sale of assets related to plant closures	(3)	—	(6)	—
Expenses associated with the Terminated Merger and related litigation	—	3	—	4
Extraordinary gain on the acquisition of a business	—	—	(2)	—
Restructuring, impairment and plant closing costs (credits):
Advanced Materials	24	—	27	(2)
Textile Effects	128	1	133	16
Pigments	2	2	9	5
Corporate and other	1	1	2	5

Total restructuring, impairment and plant closing costs	155	4	171	24

Adjusted EBITDA	$345	$273	$965	$653

  Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net (loss) income attributable to Huntsman International	$(31)	$58	$149	$149
Interest expense, net	66	69	197	182
Income tax expense from continuing operations	55	40	111	56
Income tax expense (benefit) from discontinued operations	7	(2)	(1)	27
Depreciation and amortization	107	95	310	279

EBITDA	204	260	766	693
Foreign exchange gains—unallocated	(1)	(2)	(6)	(3)
Loss on early extinguishment of debt	2	7	5	23
Gain on consolidation of a variable interest entity	—	—	(12)	—
Legal settlements and related expenses	4	—	38	—
EBITDA from discontinued operations	(17)	3	6	(76)
Acquisition expenses	1	1	5	2
Gain on sale of assets related to plant closures	(3)	—	(6)	—
Extraordinary gain on the acquisition of a business	—	—	(2)	—
Restructuring, impairment and plant closing costs (credits):
Advanced Materials	24	—	27	(2)
Textile Effects	128	1	133	16
Pigments	2	2	9	5
Corporate and other	1	1	2	5

Total restructuring, impairment and plant closing costs	155	4	171	24

Adjusted EBITDA	$345	$273	$965	$663

(2)
Our management also uses Adjusted net income (loss) to assess financial performance. Adjusted net income (loss) is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: unallocated foreign exchange gains or losses; loss on early extinguishment of debt; legal settlements; discount amortization of settlement financing; income (loss) from discontinued operations; acquisition expenses; gain on sale of assets related to plant closures; expenses associated with the Terminated Merger and related litigation (Huntsman Corporation only); extraordinary gain on the acquisition of a business; gain on consolidation of a variable interest entity; and restructuring, impairment and plant closing costs. The income tax impacts of each aforementioned item was calculated using the statutory rates in the applicable taxing jurisdiction and considering valuation allowances on deferred tax assets in each jurisdiction. Basic adjusted income (loss) per share excludes dilution and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

  Adjusted net income (loss) and adjusted income (loss) per share amounts are presented solely as supplemental information.

  Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net (loss) income attributable to Huntsman Corporation	$(34)	$55	$142	$(3)
Foreign exchange (gains) losses—unallocated, net of tax of $(5) and $14 for the three months ended, respectively, and $5 and $5 for the nine months ended, respectively	(6)	12	(1)	2
Loss on early extinguishment of debt, net of tax of $(1) and $(2) for the three months ended, respectively, and $(2) and $(17) for the nine months ended, respectively	1	5	3	152
Gain on consolidation of a variable interest entity, net of tax of $2 and nil for the nine months ended, respectively	—	—	(10)	—
Legal settlements and related expenses, net of tax of $(1) and nil for the three months ended, respectively, and $(14) and nil for the nine months ended, respectively	3	—	24	—
Discount amortization of settlement financing, net of tax of $(3) and $(2) for the three months ended, respectively, and $(8) and $(7) for the nine months ended, respectively	4	4	13	12
(Income) loss from discontinued operations, net of tax of $7 and $(2) for the three months ended, respectively, and $(1) and $27 for the nine months ended, respectively	(10)	1	5	(48)
Acquisition expenses, net of tax of nil and $(1) for the three months ended, respectively, and $(1) for each of the nine months ended, respectively	1	—	4	1
Gain on sale of assets related to plant closures, net of tax of nil	(3)	—	(6)	—
Expenses associated with the Terminated Merger and related litigation, net of tax of nil and $(1) for the three months ended, respectively, and nil and $(1) for the nine months ended, respectively	—	2	—	3
Extraordinary gain on acquisition of a business, net of tax of nil	—	—	(2)	—
Restructuring, impairment and plant closing costs, net of tax of $(3) and nil for the three months ended, respectively, and $(4) and $(1) for the nine months ended, respectively	152	4	167	23

Adjusted net income	$108	$83	$339	$142

Weighted average shares-diluted	241.3	241.0	242.6	240.7

  Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net (loss) income attributable to Huntsman International	$(31)	$58	$149	$149
Foreign exchange (gains) losses—unallocated, net of tax of $(5) and $14 for the three months ended, respectively, and $5 and $5 for the nine months ended, respectively	(6)	12	(1)	2
Loss on early extinguishment of debt, net of tax of $(1) and $(2) for the three months ended, respectively, and $(2) and $(7) for the nine months ended, respectively	1	5	3	16
Gain on consolidation of a variable interest entity, net of tax of $2 and nil for the nine months ended, respectively	—	—	(10)	—
Legal settlements and related expenses, net of tax of $(1) and nil for the three months ended, respectively, and $(14) and nil for the nine months ended, respectively	3	—	24	—
Discount amortization of settlement financing, net of tax of $(3) and $(2) for the three months ended, respectively, and $(8) and $(7) for the nine months ended, respectively	4	4	13	12
(Income) loss from discontinued operations, net of tax of $7 and $(2) for the three months ended, respectively, and $(1) and $27 for the nine months ended, respectively	(10)	1	5	(48)
Acquisition expenses, net of tax of nil and $(1) for the three months ended, respectively, and $(1) for each of the nine months ended, respectively	1	—	4	1
Gain on sale of assets related to plant closures, net of tax of nil	(3)	—	(6)	—
Extraordinary gain on acquisition of a business, net of tax of nil	—	—	(2)	—
Restructuring, impairment and plant closing costs, net of tax of $(3) and nil for the three months ended, respectively, and $(4) and $(1) for the nine months ended, respectively	152	4	167	23

Adjusted net income	$111	$84	$346	$155

(3)
Capital expenditures, net of reimbursements represent cash paid for capital expenditures less reimbursements of capital expenditures from insurance settlements, other legal settlements and contributions from noncontrolling shareholders in consolidated entities. During the nine months ended September 30, 2011, capital expenditures of $217 million were reimbursed in part by $3 million of proceeds from a settlement by Arabian Amines Company of a dispute with its third party contractors. During the nine months ended September 30, 2010 capital expenditures of $132 million were reimbursed in part by $34 million from insurance settlement proceeds. We received $110 million from the settlement of our insurance claims related to the 2006 fire at our Port Arthur Texas plant, $34 million of which was considered as a reimbursement of capital expenditures.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

        For the three months ended September 30, 2011, the net loss attributable to Huntsman Corporation was $34 million on revenues of $2,976 million, compared with net income attributable to Huntsman Corporation of $55 million on revenues of $2,401 million for the same period of 2010. For the three months ended September 30, 2011, the net loss attributable to Huntsman International LLC was $31 million on revenues of $2,976 million, compared with net income attributable to Huntsman

International LLC of $58 million on revenues of $2,401 million for the same period of 2010. The change in operating results was the result of the following:

  •
  Revenues for the three months ended September 30, 2011 increased by $575 million, or 24%, as compared with the 2010 period. The increase was due principally to higher average selling prices in all of our segments, offset in part by lower sales volumes in all of our segments except Performance Products. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2011 increased by $75 million for both, or 18% each, as compared with the 2010 period. The increase resulted from higher gross margins in our Polyurethanes and Pigments segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2011 increased by $14 million and $13 million, or 6% and 5%, respectively, as compared with the 2010 period. Operating expenses increased in the 2011 period due to the impact of $21 million of higher costs resulting from translating foreign currency amounts to the U.S. dollar, partially offset by lower selling, general and administrative expenses.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2011 increased to $155 million from $4 million in the 2010 period. For more information, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  The loss on early extinguishment of debt for the three months ended September 30, 2011 resulted primarily from the July 25, 2011 repurchase of $75 million of our 7.375% senior subordinated notes due 2015. The loss on early extinguishment of debt for the three months ended September 30, 2010 resulted from the September 27, 2010 repurchase of €132 million (approximately $177 million) of 6.875% senior subordinated notes due 2013. For more information, see "Note 7. Debt" to our condensed consolidated financial statements (unaudited).

  •
  Expenses associated with the Terminated Merger and related litigation for the three months ended September 30, 2010 consisted primarily of $3 million of bonuses paid to certain members of the Board of Directors, upon the recommendation of an independent committee of the Board of Directors, for their efforts in connection with the litigation with Hexion and Apollo following the Terminated Merger.

  •
  For the three months ended September 30, 2011, our income tax expense increased by $14 million and Huntsman International's income tax expense increased by $15 million, as compared with the same period in 2010. Our tax obligations and the tax obligations of Huntsman International are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the three months ended September 30, 2010, we computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision, as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For the three months ended September 30, 2011, we used the annual effective tax rate method. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Income from discontinued operations, net of tax, for the three months ended September 30, 2011 was $10 million compared to loss from discontinued operations, net of tax, of $1 million in the 2010 period. The increase in income from discontinued operations, net of tax, resulted primarily from the reversal of legal accruals in connection with product defect litigation. See "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended September 30,
			Percent Change
	2011	2010
Revenues
Polyurethanes	$1,209	$960	26%
Performance Products	846	678	25%
Advanced Materials	349	318	10%
Textile Effects	173	190	(9)%
Pigments	455	327	39%
Eliminations	(56)	(72)	(22)%

Total	$2,976	$2,401	24%

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$136	$99	37%
Performance Products	97	101	(4)%
Advanced Materials	2	42	(95)%
Textile Effects	(157)	7	NM
Pigments	161	64	152%
Corporate and other	(52)	(53)	(2)%

Subtotal	187	260	(28)%
Discontinued Operations	17	(3)	NM

Total	$204	$257	(21)%

Huntsman International
Segment EBITDA(1)
Polyurethanes	$136	$99	37%
Performance Products	97	101	(4)%
Advanced Materials	2	42	(95)%
Textile Effects	(157)	7	NM
Pigments	161	64	152%
Corporate and other	(52)	(50)	4%

Subtotal	187	263	(29)%
Discontinued Operations	17	(3)	NM

Total	$204	$260	(22)%

(1)
For more information, including reconciliation of segment EBITDA to net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 19. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended September 30, 2011 vs. 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	18%	5%	4%	(1)%
Performance Products	20%	5%	—	—
Advanced Materials	5%	7%	(1)%	(1)%
Textile Effects	(2)%	6%	—	(13)%
Pigments	38%	9%	—	(8)%
Total Company	20%	6%	3%	(5)%

	Three months ended September 30, 2011 vs. June 30, 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	(3)%	—	1%	9%
Performance Products	(2)%	—	—	(4)%
Advanced Materials	—	—	(3)%	—
Textile Effects	(1)%	—	—	(13)%
Pigments	15%	—	—	(8)%
Total Company	(1)%	—	2%	—

(1)
Excludes revenues and sales volumes from tolling arrangements, byproducts and raw materials.

NM—Not
Meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2011 compared to the same period in 2010 was due to higher average selling prices and higher MDI sales volumes. Average MDI selling prices increased primarily in response to higher raw material costs, improved demand and the strength of European currencies against the U.S. dollar. Average PO/MTBE selling prices increased primarily in response to higher raw material costs. MDI sales volumes increased primarily due to improved demand in the insulation, furniture and automotive sectors but were offset by lower PO/MTBE sales volumes. The increase in segment EBITDA was due to higher contribution margins, partially offset by higher manufacturing and selling, general and administrative costs.

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to higher average selling prices. Average selling prices increased across almost all product groups primarily in response to higher raw material costs and the strength of major European currencies against the U.S. dollar. Sales volumes were essentially unchanged as the positive impact from the consolidation of our Sasol-Huntsman maleic anhydride joint venture during the second quarter of 2011 was offset by lower sales volumes of amines and surfactants. The decrease in segment EBITDA was primarily due to a planned maintenance outage at our Port Neches, Texas facility which had an approximately $8 million negative impact.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily in response to higher raw material costs and the strength of major European currencies against the U.S. dollar. Sales volumes decreased in our base resins business, partially offset by a modest increase in combined sales volumes in our core formulation systems and specialty components businesses. The decrease in segment EBITDA was primarily due to lower contribution margins, approximately $7 million of negative foreign currency impact primarily due to the stronger Swiss franc on our manufacturing and selling, general and administrative costs and higher restructuring, impairment and plant closing costs. During the three months ended September 30, 2011 and 2010, our Advanced Materials segment recorded restructuring, impairment and plant closing charges of $24 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended September 30, 2011 compared to the same period in 2010 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased due to lower customer demand. Average selling prices increased primarily due to the strength of major currencies against the U.S. dollar. Segment EBITDA decreased primarily due to higher restructuring, impairment and plant closing costs, lower sales volumes and approximately $10 million of negative foreign currency impact primarily due to the stronger Swiss franc on our manufacturing and selling, general and administrative costs. During the three months ended September 30, 2011 and 2010, our Textile Effects segment recorded restructuring, impairment and plant closing charges of $128 and $1 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for three months ended September 30, 2011 compared to the same period in 2010 was due to higher average selling prices offset in part by lower sales volumes. Average selling prices increased in all regions of the world driven principally by higher raw material costs and the strength of major European currencies against the U.S. dollar. Sales volumes decreased primarily due to lower finished goods inventory available for sale and lower global demand. The increase in segment EBITDA in our Pigments segment was primarily due to higher margins, partially offset by lower sales volumes and higher manufacturing and selling, general and administrative expenses.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt and unallocated restructuring impairment and plant closing costs. For the three months ended September 30, 2011, EBITDA from Corporate and other increased by $1 million to a loss of $52 million from a loss of $53 million for the same period in 2010. The increase in EBITDA from Corporate and other for the three months ended September 30, 2011 resulted primarily from merger related expenses of $3 million in 2010 and a decrease in loss on early extinguishment of debt of $5 million ($2 million of loss in 2011 compared to $7 million in 2010). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The increase in EBITDA was partially offset by a $7 million increase in LIFO inventory valuation expense ($8 million of loss in 2011 compared to $1 million loss in 2010).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt and unallocated restructuring impairment and plant closing costs. For the three months ended September 30, 2011, EBITDA from Corporate and other decreased by $2 million to a loss of $52 million from a loss of $50 million for the same period in 2010. The decrease in EBITDA from Corporate and other for the three months ended September 30, 2011 results primarily from a $7 million increase in LIFO inventory valuation expense ($8 million of loss in 2011 compared to $1 million loss in 2010). The decrease in EBITDA was partially offset by a decrease in loss on early extinguishment of debt of $5 million ($2 million of loss in 2011 compared to $7 million in 2010). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, legal costs, partial fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. The increase in income from discontinued operations, net of tax, resulted primarily from the reversal of legal accruals in connection with product defect litigation. See "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

        For the nine months ended September 30, 2011, the net income attributable to Huntsman Corporation was $142 million on revenues of $8,589 million, compared with net loss attributable to Huntsman Corporation of $3 million on revenues of $6,838 million for the same period of 2010. For the nine months ended September 30, 2011, the net income attributable to Huntsman International LLC was $149 million on revenues of $8,589 million, compared with net income attributable to Huntsman International LLC of $149 million on revenues of $6,838 million for the same period of 2010. The increase of $145 million in net income attributable to Huntsman Corporation and the unchanged net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2011 increased by $1,751 million, or 26%, as compared with the 2010 period. The increase was due principally to higher average selling prices in all of our segments and higher sales volumes in all of our segments except Textile Effects. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2011 increased by $370 million and $371 million, respectively, or 34% each, as compared with the 2010 period. The increase resulted from higher gross margins in all of our segments except Advanced Materials and Textile Effects. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2011 increased by $80 million and $90 million, or 11% and 12%, respectively, as compared with the 2010 period. Operating expenses increased by $48 million in 2011 due to the impact of translating foreign currency amounts to the U.S. dollar and an expense of $38 million related to legal settlements. Selling, general and administrative expenses were also higher, partially offset by a $12 million gain on the consolidation of Sasol-Huntsman and an $8 million settlement gain recorded by the Arabian Amines Company. For further information, see "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited).

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2011 increased to $171 million from $24 million in the 2010 period. For more information, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Equity in income of investment in unconsolidated affiliates for the nine months ended September 30, 2011 decreased to $6 million from $20 million in the 2010 period. During the nine months ended September 30, 2010, we recorded a nonrecurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in Sasol-Huntsman. For more information, see "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited).

  •
  Our loss on early extinguishment of debt for the nine months ended September 30, 2011 resulted from the January 18, 2011 repurchase of $100 million and July 25, 2011 repurchase of $75 million of our 7.375% senior subordinated notes due 2015. The loss on early extinguishment of debt for the nine months ended September 30, 2010 resulted from the January 11, 2010 repurchase of our 7% convertible notes due 2018 (Huntsman Corporation only), the March 17, 2010 partial redemption of our 6.875% senior subordinated notes due 2013 and our 7.50% senior subordinated notes due 2015, the April 26, 2010 prepayment of $124 million on Term Loan B and $40 million on Term Loan C, the June 22, 2010 prepayment of $110 million on our Senior Credit Facilities, and the September 27, 2010 repurchase of €132 million (approximately $177 million) of 6.875% senior subordinated notes due 2013. For more information see "Note 7. Debt" to our condensed consolidated financial statements (unaudited).

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

  •
  For the nine months ended September 30, 2011, our income tax expense increased by $65 million and Huntsman International's income tax expense increased by $55 million, as compared with the same period in 2010, primarily due to increased pre-tax income. Our tax obligations and the tax obligations of Huntsman International are affected by the mix of income and losses in the tax jurisdictions in which we operate. For the nine months ended September 30, 2010, we computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The discrete method was used to calculate the income tax provision, as the annual effective tax rate was not considered a reliable estimate of year-to-date income tax expense. For the nine months ended September 30, 2011, we used the annual effective tax rate method. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Loss from discontinued operations, net of tax, for the nine months ended September 30, 2011 was $5 million compared to income from discontinued operations, net of tax of $48 million in the 2010 period. The decrease in income from discontinued operations resulted principally from a $110 million pretax gain recognized in the second quarter of 2010 in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by related income taxes, legal and other costs. For more information, see "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Nine months ended September 30,
			Percent Change
	2011	2010
Revenues
Polyurethanes	$3,391	$2,659	28%
Performance Products	2,546	1,963	30%
Advanced Materials	1,059	929	14%
Textile Effects	563	598	(6)%
Pigments	1,243	883	41%
Eliminations	(213)	(194)	10%

Total	$8,589	$6,838	26%

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$392	$220	78%
Performance Products	325	277	17%
Advanced Materials	69	126	(45)%
Textile Effects	(175)	—	NM
Pigments	357	139	157%
Corporate and other	(196)	(305)	(36)%

Subtotal	772	457	69%
Discontinued Operations	(6)	76	NM

Total	$766	$533	44%

Huntsman International
Segment EBITDA(1)
Polyurethanes	$392	$220	78%
Performance Products	325	277	17%
Advanced Materials	69	126	(45)%
Textile Effects	(175)	—	NM
Pigments	357	139	157%
Corporate and other	(196)	(145)	35%

Subtotal	772	617	25%
Discontinued Operations	(6)	76	NM

Total	$766	$693	11%

(1)
For more information, including reconciliation of segment EBITDA to net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 19. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Nine months ended September 2011 vs. 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	18%	3%	(4)%	11%
Performance Products	20%	3%	1%	6%
Advanced Materials	8%	4%	2%	—
Textile Effects	1%	4%	(1)%	(10)%
Pigments	33%	5%	—	3%
Total Company	15%	4%	2%	5%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts and raw materials.

NM—Not Meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to higher average selling prices and higher sales volumes. Average MDI selling prices increased primarily in response to higher raw material costs, improved demand and the strength of European currencies against the U.S. dollar. Average PO/MTBE selling prices increased primarily in response to higher raw material costs and industry supply constraints in the first half of 2011. MDI sales volumes increased primarily in response to improved demand in the insulation, flexible foam and automotive sectors. PO/MTBE sales volumes increased compared to the 2010 period primarily due to the 2010 planned maintenance outage at our Port Neches, Texas facility. The increase in segment EBITDA was primarily due to higher sales volumes and contribution margins, partially offset by higher manufacturing and selling, general and administrative costs. Segment EBITDA in the 2010 period was also negatively impacted by an estimated $40 million as a result of the planned maintenance outage at our Port Neches, Texas facility.

Performance Products

        The increase in revenues in our Performance Products segment for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased across almost all product groups principally in response to higher raw material costs and the strength of major European currencies against the U.S. dollar. Sales volumes increased mainly due to higher demand for ethyleneamines and EG, offset by lower sales of amines and European surfactants. In addition, sales volumes increased as a result of the consolidation of the Sasol-Huntsman joint venture in April 2011. The increase in segment EBITDA was primarily due to higher sales volumes and higher margins as selling prices increased faster than raw material prices, partially offset by increased fixed costs. In addition, in the nine months ended September 30, 2011, we recorded a gain of $12 million in connection with the consolidation of the Sasol-Huntsman joint venture and, in the nine months ended September 30, 2010, we recorded a nonrecurring $18 million credit to appropriately reflect our investment in the Sasol-Huntsman joint venture.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the nine months ended September 30, 2011 compared to the same period in 2010 was due to higher average selling prices and higher sales volumes. Average selling prices increased in all regions and across the entire product portfolio in response to higher raw material costs and the strength of major European currencies against the U.S. dollar. Sales volumes increased in Europe and the Asia-Pacific region while sales volumes decreased in the Americas, primarily as a result of raw material constraints for base resins. The decrease in segment EBITDA was primarily due to lower margins, the impact of stronger major European currencies against the U.S. dollar, higher manufacturing and selling, general and administrative costs and higher restructuring, impairment and plant closing costs, offset in part by higher contribution margins. During the nine months ended September 30, 2011 and 2010, our Advanced Materials segment recorded restructuring, impairment and plant closing charges (credits) of $27 million and $(2) million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the nine months ended September 30, 2011 compared to the same period in 2010 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased due to weak retail demand and customer manufacturing constraints. Average selling prices increased primarily in response to higher raw material costs and from the impact of stronger major international currencies against the U.S. dollar. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing costs, lower sales volumes and the negative foreign currency impact of a stronger Swiss franc against the U.S. dollar on our manufacturing and selling, general and administrative costs. During the nine months ended September 30, 2011 and 2010, our Textile Effects segment recorded restructuring, impairment and plant closing charges of $133 million and $16 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for nine months ended September 30, 2011 compared to the same period in 2010 was due to higher average selling prices and higher sales volumes. Average selling prices increased in all regions of the world driven principally by higher raw material costs, stronger overall market demand and the strength of major European currencies against the U.S. dollar. Sales volumes increased primarily due to increased global demand. The increase in segment EBITDA was primarily due to higher margins and higher sales volumes, partially offset by higher manufacturing and selling, general and administrative costs and higher restructuring, impairment and plant closing costs. During the nine months ended September 30, 2011 and 2010, our Pigments segment recorded restructuring, impairment and plant closing charges of $9 million and $5 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt and unallocated restructuring impairment and plant closing costs. For the nine months ended September 30, 2011, EBITDA from Corporate and other increased by $109 million to a loss of $196 million from a loss of $305 million for the same period in 2010. The increase in EBITDA from Corporate and other for the nine months ended September 30, 2011 resulted primarily from a decrease in loss on early extinguishment of debt of $164 million ($5 million of loss in 2011 compared to $169 million in 2010). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The increase to EBITDA was partially offset by $34 million of higher expenses related to legal claims in connection with certain antitrust matters in 2011 and a $17 million increase in LIFO inventory valuation expense ($27 million of loss in 2011 compared to $10 million loss in 2010). For more information, see "Note 13. Commitments and Contingencies—Legal Matters—Antitrust Matters" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring impairment and plant closing costs and gain and loss on the disposition of assets. For the nine months ended September 30, 2011, EBITDA from Corporate and other decreased by $51 million to a loss of $196 million from a loss of $145 million for the same period in 2010. The decrease in EBITDA from Corporate and other for the nine months ended September 30, 2011 resulted primarily from $34 million of higher expenses related to legal claims in connection with certain antitrust matters and an $17 million increase in LIFO inventory valuation expense ($27 million of loss in 2011 compared to $10 million loss in 2010). For more information, see "Note 13. Commitments and Contingencies—Legal Matters—Antitrust Matters" to our condensed consolidated financial statements (unaudited).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, legal costs, partial fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. During the second quarter of 2010 we recognized a $110 million pretax gain in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, offset in part by related income taxes and legal and other costs. See "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash provided by (used in) operating activities for the nine months ended September 30, 2011 and 2010 was $25 million and $(350) million, respectively. The increase in cash provided by operating activities during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and to a $364 million favorable variance in operating assets and liabilities for the nine months ended September 30, 2011 as compared with the same period in 2010. Upon the adoption of new accounting guidance on January 1, 2010, sales of accounts receivable under our A/R Programs no longer meet the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings and were included on our balance sheet. As a result of the adoption of this new guidance, accounts receivable increased by $254 million and a corresponding increase in cash used in operating activities was reflected in our condensed consolidated statement of cash flows (unaudited) for the nine months ended September 30, 2010.

        Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $200 million and $85 million, respectively. During the nine months ended September 30, 2011 and 2010, we paid $217 million and $132 million, respectively, for capital expenditures. During the nine months ended September 30, 2011, we paid $23 million for the Laffans Acquisition. On April 1, 2011, we began consolidating the Sasol-Huntsman joint venture and assumed its cash balance of $28 million. During the nine months ended September 30, 2010, we received proceeds of $110 million from the settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas facility, $34 million of which was reflected in our condensed consolidated statement of cash flows (unaudited) as investing activities.

        Net cash used in financing activities for the nine months ended September 30, 2011 was $335 million as compared with $314 million in the 2010 period. This increase in net cash used in financing activities was primarily due to the repurchase of $50 million of common stock in the third quarter of 2011 and by the on-balance sheet treatment of our A/R Programs in 2010, offset in part by a $154 million reduction in call premiums paid related to early extinguishment of debt in 2010 and higher net repayments of debt in the 2010 period as compared to the 2011 period. For more information regarding the call premiums paid, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). For more information regarding the repurchase of common stock, see "Note 11. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements (unaudited).

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	September 30, 2011	Less: Laffans Acquisition and Consolidation of Sasol-Huntsman(1)	Subtotal	December 31, 2010	Increase (Decrease)	Percent Change
Cash and cash equivalents	$453	$(28)	$425	$966	$(541)	(56)%
Restricted cash	6	—	6	7	(1)	(14)%
Accounts receivable, net	1,776	(37)	1,739	1,428	311	22%
Inventories	1,687	(8)	1,679	1,396	283	20%
Prepaid expenses	58	—	58	46	12	26%
Deferred income taxes	2	—	2	1	1	100%
Other current assets	292	(2)	290	164	126	77%

Total current assets	4,274	(75)	4,199	4,008	191	5%

Accounts payable	977	(22)	955	887	68	8%
Accrued liabilities	732	(2)	730	628	102	16%
Deferred income taxes	19	—	19	19	—	—
Current portion of debt	230	(3)	227	519	(292)	(56)%

Total current liabilities	1,958	(27)	1,931	2,053	(122)	(6)%

Working capital	$2,316	$(48)	$2,268	$1,955	$313	16%

(1)
Represents opening balance sheet amounts related to the Laffans Acquisition and the consolidation of the Sasol-Huntsman joint venture.

        Excluding the effects of the Laffans Acquisition and the consolidation of the Sasol-Huntsman joint venture, our working capital increased by $313 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $541 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited).

  •
  Accounts receivable increased by $311 million mainly due higher sales.

  •
  Inventories increased by $283 million mainly due to higher raw material costs.

  •
  Other current assets increased by $126 million mainly due to higher receivables relating to indemnity protection under our insurance programs, higher taxes receivable and higher bank accepted drafts with maturities greater than 90 days from receipt.

  •
  The increase in accounts payable of $68 million was primarily due to higher raw materials costs.

  •
  The increase in accrued liabilities of $102 million resulted primarily from higher legal accruals, higher restructuring accruals and higher income taxes payable.

  •
  Current portion of debt decreased by $292 million due to the April 2011 refinancing our A/R Programs resulting in the reclassification of $223 million from current portion of debt to long-term debt as of September 30, 2011.

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

Senior Credit Facilities

        As of September 30, 2011, our Senior Secured Credit facilities consisted of our Revolving Facility, our Term Loan B, our Term Loan C and our Extended Term Loan B as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate	Maturity
Revolving Facility	$300	$—	(1)	$—	(1)	USD LIBOR plus 3.00%	2014	(2)
Term Loan B	NA	$652		$652		USD LIBOR plus 1.50%	2014	(2)
Term Loan C	NA	$427		$392		USD LIBOR plus 2.25%	2016	(2)
Extended Term Loan B	NA	$650		$650		USD LIBOR plus 2.50%	2017	(2)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $25 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

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

Amendments to Senior Credit Facilities

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things, extended $650 million of aggregate principal of Term Loan B to a stated maturity of April 2017. As noted in the table above, after the amendment, as of September 30, 2011, we have $652 million outstanding on Term Loan B with a maturity of April 2014 and $650 million outstanding on Extended Term Loan B with a maturity of April 2017. The amendment increased the interest rate margin with respect to Extended Term Loan B by 1.0%.

        Extended Term Loan B will amortize in an amount equal to 1.0% of the principal amount, payable annually commencing on March 31, 2012. The amendment also grants Huntsman International the right to request an extension of the remaining principal balance of Term Loan B to the stated maturity date of Extended Term Loan B.

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. SPE and an EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs as of September 30, 2011 is as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	April 2014	$250	$90	Applicable rate(3) plus 1.50% - 1.65%
EU A/R Program	April 2014	€225 (approximately $306)	€114 (approximately $155)	Applicable rate(3) plus 2.0%

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

        As of September 30, 2011, $710 million of accounts receivable were pledged as collateral under the A/R Programs.

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the nine months ended September 30, 2011 and 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
Three months ended September 30, 2011	6.875% Senior Subordinated Notes due 2013	€14 (approximately $19)	€14 (approximately $19)	—
Three months ended September 30, 2011	7.5% Senior Subordinated Notes due 2015	€12 (approximately $17)	€12 (approximately $17)	—
July 25, 2011	7.375% Senior Subordinated Notes due 2015	$75	$77	$2
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3
September 27, 2010	6.875% Senior Subordinated Notes due 2013	€132 (approximately $177)	€137 (approximately $183)	$7
March 17, 2010	6.875% Senior Subordinated Notes due 2013	€184 (approximately $253)	€189 (approximately $259)	$7
March 17, 2010	7.50% Senior Subordinated Notes due 2015	€59 (approximately $81)	€59 (approximately $81)	$2
January 11, 2010(1)	7.00% Convertible Notes due 2018	$250	$382	$146

(1)
The convertible notes due 2018 were issued to Apollo in December 2008 as part of a settlement agreement with Apollo. These convertible notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders.

        For the nine months ended September 30, 2011, we and Huntsman International recorded a loss on early extinguishment of debt of $5 million. For the nine months ended September 30, 2010, we had a loss on early extinguishment of $169 million, which included $7 million of loss on early extinguishment of debt on the prepayment of our term loans, and Huntsman International recorded a loss on early extinguishment of debt of $23 million, which included the $7 million of loss on early extinguishment of debt on the prepayment of our term loans.

Variable Interest Entity Debt

        On April 1, 2011 we began consolidating Sasol-Huntsman which was previously accounted for under the equity method. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). Sasol-Huntsman has a facility agreement for a €77 million (approximately $105 million) term loan facility and a €5 million (approximately $7 million) revolving facility. As of September 30, 2011, Sasol-Huntsman had no borrowings under the revolving facility and had €76 million (approximately $103 million) outstanding under the term loan facility.

        The facility will be repaid over 15 semiannual installments, beginning December 2011, with final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, a first priority right on the property, plant and equipment of Sasol-Huntsman.

        As of September 30, 2011, Arabian Amines Company had $203 million outstanding under its loan commitments and debt financing arrangements.

Other Debt

        During the nine months ended September 30, 2011, HPS repaid $2 million and RMB 118 million (approximately $19 million) of term loans and working capital loans under its secured facilities. In addition, during the nine months ended September 30, 2011, HPS refinanced RMB 38 million (approximately $6 million) and borrowed an additional RMB 116 million (approximately $18 million) in working capital loans with maturity in 2014. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of September 30, 2011, HPS had $14 million in U.S. dollar borrowings and RMB 478 million (approximately $75 million) term loan and working capital borrowings under these secured facilities.

        As of September 30, 2011, HPS also had RMB 499 million (approximately $78 million) outstanding under a loan facility for issuing working capital loans and for discounting commercial drafts with recourse.

        As of September 30, 2011, our Australian subsidiary has A$27 million (approximately $27 million) outstanding under its credit facility. The credit facility is comprised of a revolving facility with A$14 million (approximately $14 million) outstanding and a term facility with A$14 million (approximately $13 million) outstanding. On September 1, 2011, our Australian subsidiary entered into an amendment with the lender to modify certain terms of the credit facility. As of September 30, 2011, our Australian subsidiary was in compliance with its financial covenants.

        During the third quarter of 2011, we incurred other debt related to the financing of our insurance premiums in connection with our annual renewal in July 2011. As of September 30, 2011, the outstanding amount of financed insurance premiums was $24 million, all of which was classified as Current portion of debt on the accompanying condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2011, we have a loan of $640 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2011 and December 31, 2010, respectively, on the accompanying condensed consolidated balance sheets (unaudited). As of September 30, 2011, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Programs, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

Compliance with Covenants

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our Senior Credit Facilities are subject to a single financial covenant which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2011, we had $1,024 million of combined cash and unused borrowing capacity, consisting of $459 million in cash and restricted cash, $275 million in availability under our Revolving Facility, and $290 million in availability under our A/R Programs.

        Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Our accounts receivable and inventory, net of accounts payable, increased by approximately $506 million during the nine months ended September 30, 2011, as reflected in our condensed consolidated statement of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of September 30, 2011, we had restructuring accruals of $6 million and environmental remediation accruals of $34 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

  •
  During the nine months ended September 30, 2011, we made contributions to our pension and postretirement benefit plans of $132 million. During the remainder of 2011, we expect to contribute an additional amount of approximately $31 million to these plans.

  •
  During the nine months ended September 30, 2011 Huntsman International redeemed $175 million of its 7.375% senior subordinated notes due 2015, €14 million (approximately $19 million) of its 6.875% senior subordinated notes due 2013 and €12 million (approximately $17 million) of its 7.50% senior subordinated notes due 2015. In the future we may retire additional amounts of our debt securities in open market purchases, privately negotiated transactions, tender offers, redemptions or otherwise.

  •
  On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including a potential closure of our production facilities and business support offices in Basel, Switzerland. In connection with this plan during the third quarter of 2011, we recorded a restructuring accrual of $73 million for probable workforce reduction and a noncash $53 million charge for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility. In addition, we expect to accrue additional restructuring and plant closing costs of approximately $31 million through 2013. We would expect to make cash payments of $104 million for restructuring costs in the next several years. In addition, we expect to spend approximately $20 million for capital expenditures related to this restructuring program over the next several years.

  •
  On August 5, 2011, we announced that our Board of Directors has authorized our Company to repurchase up to $100 million in shares of our common stock. During the third quarter of 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. As of September 30, 2011, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases. These repurchases may be commenced or suspended from time to time without prior notice.

        As of September 30, 2011, we had $230 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities, including an HPS borrowing facility in China with $78 million outstanding, a portion of our Australian credit facilities with $18 million classified as current, our scheduled Senior Credit Facilities amortization payments in 2012 totaling $18 million, $24 million related to the annual financing of our insurance premiums, and certain other short term facilities and scheduled amortization payments totaling $92 million. Although we cannot provide assurances, we intend to renew, repay or extend these short-term facilities in the current period.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2011, we had approximately $275 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of

September 30, 2011, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million and was designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of September 30, 2011, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as a cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of September 30, 2011, the combined fair value of these two hedges was $1 million and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited).

        Beginning in 2009, Arabian Amines Company entered into a 12 year floating to fixed interest rate contract providing to Arabian Amines Company LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now consolidated by Huntsman International. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the hedge as of September 30, 2011 was $40 million and the interest rate contract was not designated as a cash flow hedge. As of September 30, 2011, the fair value of the hedge was $6 million and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2011, we recorded interest expense of $2 million each.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." to our condensed consolidated financial statements (unaudited). The notional amount of the hedge as of September 30, 2011 was €54 million (approximately $74 million) and the derivative transactions do not qualify for hedge accounting. As of September 30, 2011, the fair value of this hedge was €1 million (approximately $2 million) and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets (unaudited).

        In conjunction with the issuance of $350 million of 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of September 30, 2011, the fair value of this swap was $19 million and was recorded as noncurrent assets in our condensed consolidated balance sheets (unaudited). For the three months and nine months ended September 30, 2011, the effective portion of the changes in the fair value of $24 million and nil, respectively, was recorded at a gain in other comprehensive income.

        As of and for the three and nine months ended September 30, 2011, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

        A significant portion of our intercompany debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future and the designation of certain debt and swaps as net investment hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive loss. From time to time, we review such designation of intercompany loans.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2011, we have designated €304 million (approximately $414 million) of euro-denominated debt and cross-currency interest rate swap as a hedge of our net investments. For the three and nine months ended September 30, 2011, the amount of gain (loss) recognized on the hedge of our net investments was $28 million and $(7) million and was recorded as a gain (loss) in other comprehensive income. As of September 30, 2011, we had €1,133 million (approximately $1,543 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

ANTITRUST SETTLEMENT

        As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we have been named as a defendant in civil class action antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems sold in the U.S. in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases pending in the U.S. District Court for the District of Kansas.

        On May 26, 2011, we entered into a settlement agreement with the class plaintiffs in the polyether polyols products antitrust litigation that requires us to pay $33 million in three equal installments in exchange for a full release and discharge of all claims by the class plaintiffs against us.

        Under the settlement agreement, we paid $11 million into an escrow fund for the benefit of the class on June 27, 2011 after the Court preliminarily approved the settlement. We will pay an additional $11 million in 2012 and a third $11 million payment in 2013. In exchange for these payments, we have received from the class a release and discharge of all claims against us, as described in the settlement agreement. Following a fairness hearing held September 27, 2011, the settlement was approved by the court and we were dismissed from the class lawsuit.

        We fully accrued for this matter in prior quarters. This settlement does not resolve the direct action cases or other pending antitrust litigation.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of our common stock that we repurchased and shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2011 - July 31, 2011	—	$—	—	$—
August 1, 2011 - August 31, 2011	3,944,028	12.46	3,943,526	50,878,365
September 1, 2011 - September 30, 2011	100,000	10.14	100,000	49,863,881

Total	4,044,028	$12.40	4,043,526	49,863,881

(1)
There were 502 shares of restricted stock granted under our stock incentive program that we withheld upon vesting to satisfy our tax withholding obligations during August 2011. All remaining shares were repurchased under our publicly announced stock repurchase program.

(2)
Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. During the third quarter of 2011, we acquired approximately four million shares of our common stock for approximately $50 million under the repurchase program. For more information, see "Note 11. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements (unaudited).

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

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2011	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
	By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.