Form 10-K
period 2011-12-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2012-02-16
CIK 1089748, 1307954

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

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

           On June 30, 2011, the last business day of the registrants' most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$2,443,542,295(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

(1)
Based on the closing price of $18.85 per share of common stock as quoted on the New York Stock Exchange.

(2)
All units of membership interest are held by Huntsman Corporation, an affiliate.

           On February 3, 2012, the number of shares outstanding of each of the registrant's classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	237,872,407
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days of
Huntsman Corporation's fiscal year ended December 31, 2011.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2011 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2011 ANNUAL REPORT ON FORM 10-K

        With respect to Huntsman Corporation, certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Huntsman International is a limited liability company and, pursuant to Section 21E(b)2(E) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), the safe-harbor for certain forward-looking statements is not applicable to it.

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

ii

PART I

ITEM 1.    BUSINESS

GENERAL

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our Company, a Delaware corporation, was formed in 2004 to hold the businesses of Huntsman Holdings, LLC, a company founded by Jon M. Huntsman. Mr. Huntsman founded the predecessor to our Company in 1970 as a small polystyrene plastics packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of businesses.

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

        Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and our telephone number at that location is (801) 584-5700.

OVERVIEW

        Our products comprise a broad range of chemicals and formulations which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" below, which are located in 30 countries. As of December 31, 2011, we employed approximately 12,000 associates worldwide. Our revenues for the years ended December 31, 2011, 2010 and 2009 were $11,221 million, $9,250 million and $7,665 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. In a series of transactions beginning in 2006, we sold our North American polymers and base chemicals operations and substantially shutdown all of our Australian styrenics operations. We report the results of these businesses as discontinued operations in our statements of operations. See "Note 25. Discontinued Operations" to our consolidated financial statements.

Our Products

        We produce differentiated organic and inorganic chemical products. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

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

2011 Segment Revenues(1)	2011 Segment EBITDA from Continuing Operations(1)

(1)
Percentage allocations in this chart do not give effect to Corporate and other unallocated items, eliminations and EBITDA from discontinued operations. For a detailed disclosure of our revenues, total assets and EBITDA by segment, see "Note 27. Operating Segment Information" to our consolidated financial statements. For a discussion of EBITDA by segment and a reconciliation of EBITDA to net income attributable to Huntsman Corporation and cash provided by operating activities, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        The following table identifies the key products, their principal end markets and applications and representative customers of each of our segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE	Refrigeration and appliance insulation, construction products, adhesives, automotive, footwear, furniture, cushioning, specialized engineering applications and fuel additives	BMW, CertainTeed, Electrolux, Firestone, GE, Haier, Louisiana Pacific, Recticel, Weyerhaeuser
Performance Products	Amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses	Detergents, personal care products, agrochemicals, lubricant and fuel additives, adhesives, paints and coatings, construction, marine and automotive products, composites, and PET fibers and resins	Afton, Chevron, Dow, Henkel, L'Oreal, Lubrizol, Monsanto, Procter & Gamble, Reichhold, The Sun Products Corporation, Unilever
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations	Adhesives, composites for aerospace, automotive, and wind power generation; construction and civil engineering; industrial coatings; electrical power transmission; consumer electronics	ABB, Akzo, Bodo Moller, Cytec, Freeman, Hexcel, ISOLA, Lianyungang, Omya, PPG, Ribelin, RPM, Sanarrow, Schneider, Sherwin Williams, Siemens, Sinomatech, Speed Fair, Syngenta, Viasystems
Textile Effects	Textile chemicals and dyes	Apparel, home and technical textiles	Alok Industries, Aunde, Nice Dyeing, Esquel Group, Fruit of the Loom, Hanesbrands, Y.R.C., Guilford Mills, Polartec, Tencate, Zaber & Zubair
Pigments	Titanium dioxide	Paints and coatings, plastics, paper, printing inks, fibers and ceramics	Akzo, Clariant, Jotun, PolyOne, PPG

Polyurethanes

General

        We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, PO, polyols, PG and TPU. Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate 5 primary Polyurethanes manufacturing facilities in the U.S., Europe and China. We also operate 15 Polyurethanes formulation facilities, which are located in close proximity to our customers worldwide.

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

        We are one of three North American producers of PO. We and some of our customers process PO into derivative products, such as polyols for polyurethane products, PG and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliances, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We also produce MTBE as a co-product of our PO manufacturing process. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Environmental, Health and Safety Matters—MTBE Developments" below.

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

        MTBE.    MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. While MTBE has been effectively eliminated in the United States, demand continues to grow in other regions of the world. In 2011 we announced the signing of a license agreement with Chinese chemicals manufacturer Yantai Wanhua Polyurethanes Co., Ltd, for the production of PO and MTBE. See "—Environmental, Health and Safety Matters—MTBE Developments" below and "Part I. Item 1A. Risk Factors." We continue to sell MTBE for use as a gasoline additive, substantially all of which is sold for use outside the U.S. See "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

        Our global sales group markets our polyurethane chemicals to over 3,500 customers in more than 90 countries. Our sales and technical resources are organized to support major regional markets, as well as key end use markets which require a more global approach. These key end use markets include the appliance, automotive, footwear, furniture and coatings, construction products, adhesives, sealants and elastomers industries.

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

Manufacturing and Operations

        Our MDI production facilities are located in Geismar, Louisiana; Rozenburg, The Netherlands; and through our joint ventures in Caojing, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities located in Geismar, Louisiana; Wilton, U.K.; and Caojing, China. We believe that this relative scale and product integration of our large facilities provide a significant competitive advantage over other producers. In addition to reducing transportation costs for our raw materials, integration helps reduce our exposure to cyclical prices.

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI		Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE
	(millions of pounds)										(millions of gallons)
Geismar, Louisiana	990		160		715	(2)	953	(2)
Osnabrück, Germany			26	59
Port Neches, Texas									525	145	260
Ringwood, Illinois				20
Caojing, China	265	(1)
Rozenburg, The Netherlands	880		130
Wilton, U.K.					715		953

Total	2,135		316	79	1,430		1,906		525	145	260

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

        We operate polyurethane systems houses in Buenos Aires, Argentina; Deer Park, Australia; Shanghai, China; Cartagena, Colombia; Deggendorf, Germany; Thane (Maharashtra), India; Ternate, Italy; Tlalnepantla, Mexico; Mississauga, Ontario; Kuan Yin, Taiwan; Samutprakarn, Thailand; Osnabrück, Germany; Dammam, Saudi Arabia; Taboã da Serra, Brazil and Istanbul, Turkey.

Joint Ventures

        Rubicon Joint Venture.    Chemtura Corporation is our joint venture partner in Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Chemtura Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI, polyol and Maleic Anhydride facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. Rubicon LLC is consolidated in our financial statements.

        Chinese MDI Joint Ventures.    We are involved in two related joint ventures which operate MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, produces MNB, aniline and crude MDI. We effectively own 35% of SLIC and account for our investment under the equity method. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, manufactures pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate. These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. The total production capacity of the SLIC facilities is 530 million pounds per year of MDI and the splitting capacity of the HPS facility is 339 million pounds per year of MDI.

        Russian MDI, Coatings and Systems Joint Venture    In 2006, we purchased a 45% interest in International Polyurethane Investments B.V. This company's wholly-owned subsidiary, NMG is a leading polyurethanes producer headquartered in Obninsk, Russia. We account for this investment under the equity method. This joint venture, now Huntsman NMG ZAO, manufactures and markets a range of polyurethane systems in adhesives, coatings, elastomers and insulation using our MDI products.

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

        A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 55%, 33%, 11% and 1%, respectively, of segment raw material costs in 2011. We purchase a large portion of our raw materials under long-term contracts.

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

Performance Products

General

        Our Performance Products segment is organized around three market areas: performance specialties, performance intermediates and maleic anhydride and licensing, and serves a wide variety of consumer and industrial end markets. In performance specialties, we are a leading global producer of amines, carbonates and certain specialty surfactants. Growth in demand in our performance specialties market tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand, technology substitution and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 8% in the last 10 years due to strong demand in a number of industrial applications, such as epoxy curing agents, oil drilling, agrochemicals, fuel additives and civil construction materials. In performance intermediates, we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB and ethanolamines products, which are primarily used in detergency, consumer products and industrial applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging. We believe we are North America's largest and lowest-cost producer of maleic anhydride. Maleic anhydride is the building block for UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of butane fixed bed catalyst used in the manufacture of maleic anhydride. Our licensing group also licenses technology on behalf of our other businesses. We operate 19 Performance Products manufacturing facilities in North America, Europe, Middle East, India, Asia and Australia.

        We have the annual capacity to produce approximately 1.4 billion pounds of more than 200 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, propylene carbonates, ethylene carbonates, and DGA® agent, the second largest producer of ethyleneamines and morpholine and the third-largest North American producer of ethanolamines. We also produce substituted propylamines. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines and carbonates. Our products are manufactured at our Port Neches, Conroe and Freeport, Texas facilities and at our facilities in Llanelli, U.K.; Petfurdo, Hungary;

Ankleshwar, India; Jurong Island, Singapore; and Jubail Saudi Arabia. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, composites, solvents and catalysts. Our key amines customers include Akzo, Chevron, Dow, Hercules, Afton, Unilever, Monsanto and PPG.

        We have the capacity to produce approximately 2.4 billion pounds of surfactant products annually at our nine facilities located in North America, Europe, India and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphoteric surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. We are a leading European producer of components for powder and liquid laundry detergents and other cleaners. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in personal care applications. We continue to strengthen and diversify our surfactant product offering into formulated specialty surfactant products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, fuels and lubricants, polymers and coatings. We are growing our global agrochemical surfactant technology and product offerings. Our key surfactants customers include Sun Products, L'Oreal, Monsanto, Nufarm, Clorox, Henkel, Colgate, Procter & Gamble and Unilever.

        We are North America's largest producer of LAB, with alkylation capacity of 400 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We also manufacture a higher-molecular-weight alkylate which is used as an additive to lubricants. Our key customers for LAB and specialty alkylates include Colgate, Lubrizol, Henkel, Procter & Gamble, Unilever and Sun Products.

        We believe we are the largest global producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and artificial sweeteners. We have the capacity to produce approximately 583 million pounds annually at our facilities located in Pensacola, Florida; Geismar, Louisiana; and Moers, Germany. We also license our maleic anhydride technology and supply our catalysts to licensees and to worldwide merchant customers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced six generations of our maleic anhydride catalysts and now have a seventh generation catalyst commercially available. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AOC, Chevron Oronite, CCP Composites, Dixie, Lubrizol, Infineum, Reichhold, Tate & Lyle, Cranston Print, Gulf Bayport, and Bartek.

        We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Port Neches, Texas and Botany, Australia.

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

Ethyleneamines	lubricant and fuel additives, epoxy hardeners, wet strength resins, chelating agents, fungicides
Morpholine/DGA® agent and Gas Treating	hydrocarbon processing, construction chemicals, synthetic rubber, water treating, electronics applications, gas treatment and agriculture
Carbonates	lubricant and fuel additives, agriculture, electronics applications, textile treatment, solar panels
Specialty Surfactants	agricultural herbicides, construction, paper de-inking, lubricants
Specialty Alkylates	lubricant additive

        Our performance specialties products are organized around the following end markets: coatings, polymers and resins; process additives; resources, fuels and lubricants; and agrochemicals. As part of a business reorganization effective January 1, 2012, our performance specialties products will be organized around the following end markets: energy, materials, additives, processing chemicals and agrochemicals.

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive, agent, emulsifier, dispersant, detergent, solvent or corrosion inhibiting agent. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling customers to penetrate new markets and substitute for traditional curing materials. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end use application, pricing does not generally fluctuate directly with movements in underlying raw materials.

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

        Performance Intermediates.    The following table sets forth the end markets for our performance intermediates products:

Product Group	End Markets
Surfactants
Alkoxylates	household detergents, industrial cleaners, anti-fog chemicals for glass, asphalt emulsions, shampoos, polymerization additives, de-emulsifiers for petroleum production
Sulfonates/Sulfates	powdered detergents, liquid detergents, shampoos, body washes, dishwashing liquids, industrial cleaners, emulsion polymerization, concrete superplasticizers, gypsum wallboard
Esters and Derivatives	shampoo, body wash, textile and leather treatment
Nitrogen Derivatives	bleach thickeners, baby shampoo, fabric conditioners, other personal care products
Formulated Blends	household detergents, textile and leather treatment, personal care products, pharmaceutical intermediates
EO/PO Block Co-Polymers	automatic dishwasher detergents
Ethanolamines	wood preservatives, herbicides, construction products, gas treatment, metalworking
LAB	consumer detergents, industrial and institutional detergents
EG	polyester fibers and PET bottle resins, antifreeze

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

        Ethanolamines.    Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used as intermediates in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due to the technical and cost barriers to entry. Growth in this sector has typically been higher than GDP but saw a decline in late 2009 followed by a recovery in demand in 2011.

        LAB.    LAB is a surfactant intermediate which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents.

        Three major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel and The Sun Products Corp. We believe that two-thirds of the LAB global capacity lies in the hands of ten producers, with three or four major producers in each of the three regional markets. Although the North American market for LAB is mature, we expect Latin American and other developing countries to grow as detergent demand grows at a faster rate than GDP. Growth in demand for specialty alkylates for use in lubricants is expected to be higher than GDP. We have developed a unique manufacturing capability for a high molecular weight alkylate for this market. With a significant technical barrier to entry, our specialty alkylate capability has allowed us greater diversity in our portfolio and strengthened our competitive position versus LAB-only producers.

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

        Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 48% of North American maleic anhydride demand. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial and residential construction products.

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

        Total North American demand for maleic anhydride in 2011 was approximately 608 million pounds. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, demand for this application can be cyclical. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs.

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

Manufacturing and Operations

        Our Performance Products segment has the capacity to produce more than seven billion pounds annually of a wide variety of specialty, intermediate and commodity products and formulations at 19 manufacturing locations in North America, Europe, Africa, the Middle East ("EAME"), Asia and Australia. These production capacities are as follows:

	Current capacity
Product Area	North America	EAME		APAC(1)	Total
	(millions of pounds)
Performance Specialties
Amines	706	186	(2)	57	949
Carbonates	77				77
Specialty surfactants	178	106		77	361
Performance Intermediates
EG	890			55	945
EO	1,000			100	1,100
Ethanolamines	400				400
Ethylene	400				400
LAB	400				400
Propylene	300				300
Surfactants	470	1,528		72	2,070
Maleic anhydride	340	243	(3)		583

(1)
Asia-Pacific region including India ("APAC")

(2)
Includes up to 30 million pounds of ethyleneamines that are made available from Dow's Terneuzen, The Netherlands facility by way of a long-term supply arrangement and 60 million pounds from our consolidated 50/50 joint venture Arabian Amines Company located in Jubail, Saudi Arabia.

(3)
Represents total capacity of a facility owned by Sasol-Huntsman GmbH and Co. KG ("Sasol-Huntsman"), of which we own a 50% equity interest and Sasol owns the remaining 50% interest. We have consolidated the financial results of this entity since April 2011.

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

        A number of our facilities are located within large integrated petrochemical manufacturing complexes. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were stand-alone operations. These include our LAB facility in Chocolate Bayou, Texas, our maleic anhydride facilities in Pensacola, Florida and Moers, Germany and our Ethyleneamines facility in Freeport, Texas.

Joint Ventures

        Ethyleneamines Joint Venture.    In 2008, we formed Arabian Amines Company, a 50/50 joint venture with the Zamil Group, which has constructed an ethyleneamines manufacturing plant in Jubail, Saudi Arabia. Production commenced in 2010. The plant has an approximate annual capacity of 60 million pounds. We purchase and sell all of the production from this joint venture. Arabian Amines Company was accounted for under the equity method during its development stage. We began consolidating this joint venture beginning July 1, 2010.

        Maleic Anhydride Joint Venture.    Since the second quarter of 2011, we have consolidated the results of Sasol-Huntsman, our 50/50 maleic anhydride joint venture. This entity operates a manufacturing facility in Moers, Germany with the capacity to produce 243 million pounds of maleic anhydride. The output from the facility is sold in the European region.

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

        Maleic anhydride is produced by the reaction of n-butane with oxygen using our proprietary catalyst. The principal raw material is n-butane which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge, to our facility in Geismar, Louisiana via pipeline and to our Moers, Germany site by railcar. Our maleic anhydride catalyst is toll-manufactured by a third party under a long-term contract according to our proprietary methods. These raw materials are available from multiple sources at competitive prices.

Competition

        In our performance specialties market, there are few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow, Tosoh and Akzo. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price.

        There are numerous global producers of many of our performance intermediates products. Our main competitors include global companies such as Dow, Sasol, BASF, Petresa, Clariant, Shell, Stepan, Croda and Kao, as well as various smaller or more local competitors. We compete on the basis of price with respect to the majority of our product offerings and, to a lesser degree, on the basis of product availability, performance and service with respect to certain of our more value-added products.

        In our maleic anhydride market, we compete primarily on the basis of price, customer service and plant location. Our competitors include Lanxess, Flint Hills Resources, Bartek, and Ashland. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design, Ineos, BASF, and Polynt. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

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

        We operate synthesis, formulating and production facilities in North America, Europe, Asia, South America and Africa. We sell to more than 3,000 customers in the following end-markets: civil engineering, consumer appliances, food and beverage packaging, industrial appliances, consumer/do it yourself ("DIY"), aerospace, DVD, LNG transport, electrical power transmission and distribution, printed circuit boards, consumer and industrial electronics, wind power generation, automotive, recreational sports equipment, medical appliances.

        During 2011, we implemented a restructuring program to reorganize our Advanced Materials global business structure and to relocate our divisional headquarters to The Woodlands, Texas. In connection with this plan, we recorded net charges of $20 million primarily for workforce reduction. We expect to incur additional restructuring and plant closing charges of approximately $1 million in 2012 related to this program.

        On November 1, 2011, we completed the sale of our stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation for $41 million in cash. The stereolithography business had revenues of $7 million in 2010 and its products are used primarily in three-dimensional part building systems. The Digitalis® business is a stereolithography rapid manufacturing system previously under development by our Advanced Materials business.

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

  •
  Industry Specific.  We sell our adhesive products on a global basis into diverse, industry-specific markets, which include the aerospace, wind turbine, LNG transport, filterbonding, solar cell and other industrial applications markets. Our target markets are chosen because we believe it is worthwhile to utilize our direct sales force and applications experts to tailor products and services to suit the needs and performance specifications of the specific market segments.

  •
  Consumer/DIY.  We package and sell consumer adhesives through strategic distribution arrangements with a number of the major marketers of consumer/DIY adhesives, such as Vynex, Velcro and Selleys. These products are sold globally through a number of major retail outlets, often under the Araldite® brand name.

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

        Products for the heavy electrical equipment market segment are used in power plant components, devices for power grids and insulating parts and components. In addition, there are numerous devices, such as motors and magnetic coils used in trains and medical equipment, which are manufactured using epoxy and related technologies. Products for the light electrical equipment market segment are used in applications such as industrial automation and control, consumer electronics, car electronics and electrical components. The end customers in the electrical insulating materials market encompass the relevant original equipment manufacturer ("OEM") as well as numerous manufacturers of components used in the final products. We also develop, manufacture and market materials used in the production of printed circuit boards. Our products are ultimately used in industries ranging from telecommunications and personal computer mother board manufacture to automotive electronic systems manufacture. Soldermasks are our most important product line in printed circuit board technologies. Sales are made mainly under the Probimer®, Probimage® and Probelec® trademarks. Our Probimer® trademark is a widely recognized brand name for soldermasks.

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

        We conduct sales activities through dedicated regional sales teams in the Americas, EAMEI, and Asia. Our global customers are covered by key account managers who are familiar with the specific requirements of these clients. The management of long-standing customer relationships, some of which are 20 to 30 years old, is at the heart of the sales and marketing process. We are also supported by a strong network of distributors. We serve a highly fragmented customer base.

        For our consumer/DIY range, we have entered into exclusive branding and distribution arrangements with, for example, Selleys in Australia. Under these arrangements, our distribution partners fund advertising and sales promotions, negotiate and sell to major retail chains, own inventories and provide store deliveries (and sometimes shelf merchandising) in exchange for a reliable, high-quality supply of Araldite® branded, ready-to-sell packaged products.

Manufacturing and Operations

        We are a global business serving customers in four principal geographic regions: Europe, India, Middle East & Africa, the Americas, and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

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

        Additionally, we produce some of our most important raw materials, such as BLR and its basic derivatives, which are the basic building blocks of many of our products. We are the six largest producer of BLR in the world. Approximately 50% of the BLR we produce is consumed in the production of our formulated polymer systems. The balance of our BLR is sold as liquid or solid resin in the merchant market, allowing us to increase the utilization of our production plants and lower our overall BLR production cost. We believe that manufacturing a substantial proportion of our principal raw material gives us a competitive advantage over other epoxy-based polymer systems formulators, most of whom must buy BLR from third-party suppliers. This position helps protect us from pricing pressure from BLR suppliers and aids in providing us a stable supply of BLR in difficult market conditions.

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

        Competition in our basic liquid and solid epoxy resins group is primarily driven by price, and is increasingly more global with industry consolidation in the North American and European markets and the emergence of new competitors in Asia. Our major competitors include Dow, Momentive, BASF, Kukdo and NanYa.

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

Formulation Product Group	Competition
Adhesives applications	Henkel/Loctite, ITW, National Starch, Sika, 3M
Electrical insulating materials	Altana, Momentive, Schenectady, Wuxi, Dexter-Hysol, Hitachi Chemical, Nagase Chemtex, Toshiba Chemical
Printed circuit board materials	Coates, Goo, Peters, Taiyo Ink, Tamura
Tooling and modeling solution.	Axson, DSM, Sika

Textile Effects

General

        Our Textile Effects segment is the leading global solutions provider for textile chemicals and dyes in our chosen markets. Our textile solutions enhance the color of finished textiles and improve such performance characteristics as wrinkle resistance and the ability to repel water and stains. Our Textile Effects segment is characterized by the breadth of our product offering, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

        We operate synthesis, formulating and production facilities in North America, Europe, Asia and South America. We market multiple products to customers in multiple end-markets, including the following: consumer fashion apparel, sportswear, career and uniform apparel, military, automotive, home textiles and furnishings, carpet and other functional textiles.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects business' long-term global competitiveness. In connection with this plan during 2011, we recorded a charge of $62 million for workforce reduction and $53 million for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility. We expect to incur additional restructuring and plant closing charges of approximately $25 million through 2014.

Products and Markets

        Textiles generally involve a complex matrix of fibers, effects and functionality, and the resulting products range from fashion apparel to bulletproof vests, home linens to carpet, and upholstery to automotive interiors. Our broad range of dyestuffs and chemicals enhance both the aesthetic appearance of these products and the functionality needed to ensure that they perform in their end-use markets. Since the requirements for these markets vary dramatically, our business strategy focuses on the two major markets—apparel and technical textiles. We work to provide the right balance of products and service to meet the technical challenges in each of these markets.

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

Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAME, the Americas and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Atotonilquillo, Mexico	Textile Dyes and Chemicals Formulations Facility
Baroda, India	Textile Dyes Facility
Basel, Switzerland(1)	Textile Dyes Facility and Technology Center
Bogota, Colombia(1)	Chemicals Formulations Facility
Charlotte, North Carolina, U.S.(1)	Chemicals Formulations Facility
Fraijanes, Guatemala(1)	Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Dyes and Chemicals Formulations Facility
Hangzhou, China(1)	Chemicals Formulations Facility
Istanbul, Turkey(1)	Chemicals Formulations Facility
Karachi, Pakistan(1)	Chemicals Formulations Facility
Langweid am Leich, Germany(1)	Chemicals Synthesis Facility
Panyu, China(1)(2)	Chemicals Synthesis Facility and Technology Center
Qingdao, China	Textile Dyes Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Dyes and Chemicals Formulations Facility
Taboão da Serra, Brazil (1)	Chemicals Formulations Facility

(1)
Leased land and/or building.

(2)
95%-owned and consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

Raw Materials

        The manufacture of textile effects products requires a wide selection of raw materials (approximately 1,100 different chemicals), including amines, fluorochemicals and sulfones. No one raw material represents greater than 3% of our textile effects raw material expenditures. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

Competition

        We are the leading global solutions provider for textile chemicals and dyes in our chosen markets. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who offer complete solutions for both markets. Our major competitors are Clariant, BASF, Kiri-Dystar and Longsheng. We believe that our competitive strengths include our product offering, which is characterized by its broad range; high quality; significant integration between products and service; reliable technical expertise; long-standing relationships with customers; and strong business infrastructure in Asia. We believe that we have more customer service capability and account management capability than any of our competitors worldwide.

Pigments

General

        We are a global leader in the creation of titanium dioxide solutions. Titanium dioxide is a white inert pigment which provides whiteness, opacity and brightness to thousands of everyday items including paints, plastics, paper, inks, food and personal care products.

        Expertise gained over 75 years combined with a pioneering spirit enable us to help our customers to succeed. We use our expertise in titanium dioxide to create solutions for our customers that can deliver much more than whiteness and opacity including freeing capacity, reducing energy use and enabling infrastructure to last longer. Our TIOXIDE® and DELTIO® brands are made in our seven manufacturing facilities around the globe and service over 1,200 customers in practically all industries and geographic regions. Our global manufacturing footprint allows us to service both the needs of local and global customers, including Ampacet, A. Schulman, Akzo Nobel, BASF, Cabot, Clariant, Jotun, PolyOne and PPG.

        Our Pigments segment is focused on working with customers to create innovative solutions that will help them succeed and improving our competitive position. For example, our award winning range of free flow DELTIO® pigments, helps our customers improve their working environments and reduce energy consumption.

        In addition, we are focused on manufacturing efficiencies. In 2011 we approved the investment of approximately $40 million at our Calais site to build a new magnesium sulfate fertilizer manufacturing operation that will increase the efficiency, sustainability and cost effectiveness of the site. This will be operation in 2013 and we continue to pursue other projects to improve manufacturing costs at each of our facilities.

Products and Markets

        Historically, global titanium dioxide demand growth rates tend to closely track global GDP growth rates. However, this varies by region. Developed markets such as the U.S. and Western Europe exhibit higher absolute consumption but lower demand growth rates, while emerging markets such as Asia exhibit much higher demand growth rates. The titanium dioxide industry experiences some seasonality in its sales reflecting the high exposure to seasonal coatings end use markets. Coating sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

        There are two manufacturing processes for the production of titanium dioxide, the sulfate process and the chloride process. We currently believe that the chloride process accounts for approximately 55% of global production capacity. Most end use applications can use pigments produced by either process, although there are markets that need pigment from a specific manufacturing route i.e. the inks market for sulfate and the automotive coatings market for chloride. Regional markets typically favor products that are available locally.

        Aside from the five major producers which include Huntsman, the titanium dioxide industry currently has a large number of small regional or local producers, especially in China. Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks, efficiency improvements and, more recently, new capacity additions in China. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Pricing in the industry is driven primarily by supply/demand balance. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we expect supply additions for the near term in line with historical demand growth.

Sales and Marketing

        Approximately 85% of our titanium dioxide sales are made through our global sales and technical services network, enabling us to work closely with our customers. Our focused sales effort and local manufacturing presence have allowed us to achieve leading market shares in a number of the countries where we manufacture titanium dioxide.

        In addition, we have focused on marketing products and services to higher growth and higher value applications. For example, we believe that our pigments business is well-positioned to benefit from growth sectors where customers needs are complex resulting in less companies having the capability to support them.

        We focus a lot of research and development in the creation of solutions that can help to address the megatrends that we see emerging as evidenced by our DELTIO® pigments range which helps our customers to liberate capacity, reduce energy, improve working environments and reduce waste.

Manufacturing and Operations

        Our pigments business has seven manufacturing sites operating in seven countries with a total capacity of approximately 565,000 tonnes per year. Approximately 72% of our titanium dioxide capacity is located in Western Europe.

	Annual Capacity (metric tons)
Site	EAME	North America	APAC	Process
Greatham, U.K.	150,000			Chloride
Calais, France	95,000			Sulfate
Huelva, Spain	80,000			Sulfate
Scarlino, Italy	80,000			Sulfate
Umbogintwini, South Africa	25,000			Sulfate
Lake Charles, Louisiana(1)		75,000		Chloride
Teluk Kalung, Malaysia			60,000	Sulfate

Total	430,000	75,000	60,000

(1)
This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos Worldwide. The capacity shown reflects our 50% interest in Louisiana Pigment Company, L.P.

        In 2011 we announced an investment of approximately €30 million (approximately $40 million) to build a new magnesium sulfate fertilizer manufacturing operation at our plant in Calais, France. The new facility will enable the closure of part of our Calais effluent treatment plant, which is expected to increase the efficiency, sustainability and cost effectiveness of the entire Calais site.

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

Raw Materials

        The primary raw materials used to produce titanium dioxide are titanium bearing ores. Historically we have purchased the majority of our ore under long-term supply contracts with a number of ore suppliers. The majority of titanium bearing ores are sourced from Australia, Africa and Canada. Ore accounts for approximately 45% of pigment variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 30% of our variable manufacturing costs.

        The world market for titanium bearing ores has a small number of large suppliers (Rio Tinto, Iluka and Exxaro) which account for approximately 50% of global supply and from which we purchase approximately 60% of our needs. However, the choice of producers has increased in recent years with a number of emerging suppliers and we have broadened our supply base by purchasing increasing amounts of our ores from these suppliers. The titanium-bearing ores market is in the process of moving from long-term supply contracts with pricing formulas to short-term contracts with market based prices. As a result of this shift we expect to see a significant increase in our ore costs as our existing contracts expire. During 2012, approximately 50% of our ore will be purchased under existing long-term contracts and the remainder under new shorter-term contracts.

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

Competition

        The global markets in which our pigments business operates are highly competitive. Competition is based on the basis of price, product quality and service. The major global producers against whom we compete are DuPont, Tronox, Kronos and Cristal, each of which has a global presence and the ability to service all global markets. Some of our competitors may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, the sulphate based titanium dioxide technology used by our Pigments business is widely available. Accordingly, barriers to entry, apart from capital availability, may be low and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2011, 2010 and 2009, we spent $166 million, $151 million and $145 million, respectively, on research and development.

        We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are located in The Woodlands, Texas; Everberg, Belgium; and Shanghai, China. Other regional development/technical service centers are located in Billingham, England (pigments); Auburn Hills, Michigan (polyurethanes for the automotive industry); Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Melbourne, Australia (surfactants); Port Neches, Texas (process engineering support); Basel, Switzerland and Panyu, China (advanced materials and textile effects) and Mumbai, India (textile effects).

INTELLECTUAL PROPERTY RIGHTS

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 465 unexpired U.S. patents, approximately 155 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 3,625 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

        We have associated brand names with a number of our products, and we have approximately 165 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 4,725 foreign counterparts, including both registrations and applications for registration. Some of these registrations and applications include filings under the Madrid system for the international registration of marks and may confer rights in multiple countries. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

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

EMPLOYEES

        As of December 31, 2011, we employed approximately 12,000 people in our operations around the world. Approximately 2,000 of these employees are located in the U.S., while approximately 10,000 are located in other countries. We believe our relations with our employees are good.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

        We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2011, 2010 and 2009, our capital expenditures for EHS matters totaled $92 million, $85 million, and $54 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho believed to have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service notified us that we are a CERCLA Potentially Responsible Party (a "PRP") for the mine site involving selenium contaminated surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERCLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a Remedial Investigation/Feasibility Study (an "RI/FS"). In 2009, the Forest Service notified the three PRPs (our Company, Nu-West and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in conjunction with Wells Cargo, we agreed to jointly comply with a unilateral administrative order (a "UAO") to conduct an RI/FS of the entire West Ridge of the site, although we are alleged to have had only a limited historical presence in the investigation area. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. On June 15, 2010, we received the UAO which had been executed by the Forest Service and we are presently carrying out the requirements of the order. We continue to coordinate with our insurers regarding policy coverage in this matter. At this time, we do not believe the costs to remediate this site will be material to our financial statements.

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

        In June of 2006, an agreement was reached between the local regulatory authorities and our Advanced Materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. In October 2010, the local authorities approved our proposed two-phase remedial approach. The first phase was installed in 2011 and involves groundwater extraction and treatment in one limited area of the site. The second phase, not yet defined, would proceed during site redevelopment. As the second phase remediation has not yet been defined, we are unable to assess our potential liability.

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

        By letter dated March 15, 2010, the U.S. Department of Justice (the "DOJ") notified us that the U.S. Environmental Protection Agency (the "EPA") has requested that the DOJ bring an action in federal court against us and other PRPs for recovery of costs incurred by the U.S. in connection with releases of hazardous substances from the State Marine Superfund Site in Port Arthur, Texas. As of August 31, 2007, the EPA had incurred and paid approximately $2.8 million in unreimbursed response costs related to the site. Prior to filing the complaint, the DOJ requested that PRPs sign and return a standard tolling agreement (from March 31, 2010 through September 30, 2010) and participate in settlement discussions. We originally responded to an information request regarding this site on March 7, 2005 and identified historical transactions associated with a predecessor of a company we acquired. The prior owners have contractually agreed to indemnify us in this matter. While the DOJ is aware of the indemnity, we may be required to participate in future settlement discussions; therefore, on March 29, 2010, we submitted the signed tolling agreement and offer to negotiate to the DOJ. The tolling agreement has since been extended three times, most recently through January 31, 2012. In a direct final rule published December 6, 2011, EPA Region 6 announced that it is delisting this Superfund site from the National Priorities List.

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

        Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material effect on our financial statements. However, if such indemnities are not honored or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, then such expenditures may have a material effect on our financial statements. At the current time, we are unable to estimate the total cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $36 million and $48 million for environmental liabilities as of December 31, 2011 and 2010, respectively. Of these amounts, $7 million and $13 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2011 and 2010, respectively, and $29 million and $35 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2011 and 2010, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        On June 1, 2007, the European Union's (EU) regulatory framework for chemicals called Registration, Evaluation and Authorization of Chemicals ("REACH") took effect, designed to be phased in over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area ("EEA"), we were required to pre-register with the European Chemicals Agency, ECHA, such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations and our first phase registrations by the November 30, 2010 deadline. While we continue our registration efforts to meet the next registration deadline of June 2013, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the EU.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $5 million, $9 million and $3 million in 2011, 2010 and 2009, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

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

        It is possible that we could be named as a defendant in existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material effect on our financial statements.

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

        In May and July 2010, PAPL fully disclosed the environmental noncompliance issues to the local Indian environmental agency, the Tamil Nadu Pollution Control Board ("TNPCB"). All environmental compliance and reporting issues have been addressed to the agency's satisfaction other than the use of freshwater for the dilution of wastewater effluent discharges and including the remediation of several off-site solid waste disposal areas. Both remaining issues are being addressed. At TNPCB's direction, we submitted a plan for the remediation of the off-site waste disposal areas, which the TNPCB approved. The impacted off-site soil was excavated and relocated to the site. Final commercial disposal methods for the removed waste await approval from TNPCB, although we do not anticipate the costs to be material.

        Also in May 2010, we voluntarily contacted the U.S. Securities and Exchange Commission (the "SEC") and the DOJ to advise them of our investigation and that we intend to cooperate fully with each of them. We met with the SEC and the DOJ in October 2010 to discuss this matter and we continue to cooperate with these agencies. Steps have been taken to halt all known illegal or improper activity, including the termination of employment of management employees as appropriate.

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
TBHP—tert-butyl hydroperoxide
TDI—toluene diisocyanate
TEG—tri-ethylene glycol
TiO2—titanium dioxide pigment
TPU—thermoplastic polyurethane
UPR—unsaturated polyester resin

ITEM 1A.    RISK FACTORS

Any of the following risks could materially and adversely affect our business, results of operations, financial condition and liquidity.

RISKS RELATED TO OUR BUSINESS

Our industry is affected by global economic factors including risks associated with volatile economic conditions.

        Our financial results are substantially dependent on overall economic conditions in the U.S., Europe and Asia. Declining economic conditions in all or any of these locations—or negative perceptions about economic conditions—could result in a substantial decrease in demand for our products and could adversely affect our business. In particular, our operations in Europe continue to be impacted by the uncertain European economy. While we currently anticipate that, in the aggregate, our business in Europe will grow slowly, a currency or financial crisis in Europe could precipitate a significant decline in the European economy, which would likely result in a decrease in demand for our products in Europe.

        Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the chemical industry.

Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

        The prices of the raw materials that we purchase from third parties are cyclical and volatile. We purchase a substantial portion of our raw materials from third-party suppliers. The cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical.

        In general, the feedstocks and other raw materials we consume are organic commodity products that are readily available at market prices. However, ore feedstocks for our Pigments segment are periodically in short supply. We frequently enter into supply agreements with particular suppliers, but disruptions of existing supply arrangements or expiration of favorable supply contracts could substantially impact our profitability. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, we may not be able to obtain suitable or cost effective substitutes. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow.

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

The markets for many of our products are cyclical and volatile, and we may experience depressed market conditions for such products.

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

        Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including tax laws and the Foreign Corrupt Practices Act. In addition, although we maintain an anti-corruption compliance program throughout our Company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks, among others, could disrupt the businesses of our international subsidiaries, which could significantly affect their ability to make distributions to us.

        We operate in a significant number of jurisdictions, which contributes to the volatility of our effective tax rate. Changes in tax laws or the interpretation of tax laws in the jurisdictions in which we operate may affect our effective tax rate. In addition, generally accepted accounting principles in the U.S. ("GAAP" or "U.S. GAAP") has required us to place valuation allowances against our net operating losses and other deferred tax assets in a number of tax jurisdictions. These valuation allowances primarily result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in those specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions may dictate the continued imposition of the current valuation allowances and potentially the establishment of new valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations.

Our efforts to grow our businesses may require significant investments; if our growth strategies are unsuccessful, our business, results of operations and/or financial condition may be materially adversely affected.

        We continuously evaluate growth opportunities. Our growth initiatives may involve making acquisitions, entering into partnerships and joint ventures, and building new facilities—any of which could require a significant investment. We have incurred indebtedness to finance growth initiatives, and we may incur additional indebtedness to finance future growth initiatives. We could also issue additional shares of stock to finance such initiatives. If our growth strategies are not successful, we could face increased financial pressure, such as increased cash flow demands, reduced liquidity and diminished access to financial markets.

        In addition, the implementation of growth strategies may create additional risks, including:

  •
  diversion of management focus away from existing operations;

  •
  impairment of the operation of our business due to capital or equity commitments;

  •
  inability to accurately predict the costs and benefits of acquisitions, partnerships, joint ventures or new facilities;

  •
  inability to efficiently operate new businesses or to integrate acquired businesses;

  •
  disruptions to important business relationships;

  •
  increased operating costs;

  •
  difficulties in realizing projected synergies;

  •
  exposure to unanticipated liabilities, including for illegal activities conducted by an acquired company or a joint venture partner; and

  •
  usage of limited investment and other baskets under our debt covenants.

All of these risks could have a material adverse effect on our business, results of operations and financial condition.

Financial difficulties and related problems at our customers, vendors, suppliers and other business partners could have a material adverse effect on our business.

        During periods of economic disruption, more of our customers than normal may experience financial difficulties, including bankruptcies, restructurings and liquidations, which could affect our business by reducing sales, increasing our risk in extending trade credit to customers and reducing our profitability. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect accounts receivable from that customer. In addition, we rely on a number of vendors and suppliers and collaborations with other industry participants to provide us with chemicals, feedstocks and other raw materials, along with energy sources and, in certain cases, facilities, that we need to operate our business. During periods of economic disruption, some of these companies could be forced to reduce their output, shut down their operations or file for bankruptcy protection. If this were to occur, it could adversely affect their ability to provide us with the raw materials, energy sources or facilities that we need, which could materially disrupt our operations, including the production of certain of our products. Moreover, it could be difficult to find replacements for certain of our business partners without incurring significant delays or cost increases. All of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could have a material adverse effect on our business, results of operations and financial condition.

        The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Changes in the competitive landscape could make it difficult for us to retain our leadership position in various products and markets throughout the world. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. Some of our competitors are owned or partially owned by foreign governments which may provide a competitive advantage to those competitors. While we are engaged in a range of research and development programs to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products, the failure to develop new products, processes or applications could make us less competitive. Moreover, if any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

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

Our significant debt level makes us vulnerable to downturns and may limit our ability to respond to market conditions or to obtain additional financing.

        We have significant outstanding debt: as of December 31, 2011, our total consolidated outstanding debt was approximately $3,942 million (including current portion of debt); our debt to total capitalization ratio was approximately 69%; our combined outstanding variable rate borrowings were approximately $2.4 billion; and our current portion of debt totaled approximately $212 million. Our debt level, and the fact that a significant percentage of our cash flow is required to make payments on our debt, could have important consequences for our business, including but not limited to the following:

  •
  we may be more vulnerable to business, industry or economic downturns, making it more difficult to respond to market conditions;

  •
  cash flow available for other purposes, including the growth of our business, may be reduced;

  •
  our ability to obtain additional financing may be constrained, particularly during periods when the capital markets are unsettled;

  •
  our competitors with lower debt levels may have a competitive advantage relative to us; and

  •
  part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates (for example, a 1% increase in interest rates, without giving effect to interest rate hedges or other offsetting items, would increase our annual interest rate expense by approximately $24 million).

        Our debt level also impacts our credit ratings. Any decision by credit rating agencies to downgrade our debt ratings could restrict our ability to obtain additional financing and could result in increased interest and other costs.

Agreements governing our debt may restrict our ability to engage in certain business activities or to obtain additional financing.

        The agreements governing our debt arrangements contain certain restrictive covenants. These covenants may limit or prohibit our ability to incur more debt; make certain prepayments of debt; pay dividends, redeem stock or make other distributions; issue stock; make investments; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer or sell assets.

        Our failure to comply with any of our debt covenants, or our failure to make payments of principal or interest on our debt, could result in a default, or trigger cross-default or acceleration provisions, under our debt agreements. An event of default could result in our debt obligations becoming immediately due and payable, cause our creditors to terminate their lending commitments, or force us or one or more of our subsidiaries into bankruptcy or liquidation. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations and financial condition. For more information regarding our debt covenants, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Compliance With Covenants."

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

        Any serious disruption at any of our facilities due to hurricane, fire, earthquake, flood or any other natural or man-made disaster could impair our ability to use our facilities and have a material impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of these facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. In addition, many of our current and potential customers are concentrated in specific geographic areas. A disaster in one of these regions could have a material impact on our operations, operating results and financial condition.

        While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that could disrupt our business, we cannot provide assurances that our plans would fully protect us from all such disasters or events that might result due to climate change. In addition, insurance may not adequately compensate us from any losses incurred as a result of natural or other disasters. Furthermore, in areas prone to frequent natural or other disasters, insurance may become increasingly expensive or not available at all.

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

        We maintain property, business interruption, products liability and casualty insurance policies which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, such as pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our operations, financial condition and liquidity could be adversely affected by legal claims against us, including antitrust claims.

        We face risks arising from various legal actions, including matters relating to antitrust, product liability, intellectual property and environmental claims. Over the past few years, antitrust claims have been made against chemical companies, and we have been named as a defendant in the antitrust suits discussed in "Item 3. Legal Proceedings—Antitrust Matters" below. In this type of litigation, the plaintiffs generally seek treble damages, which may be significant. An adverse outcome in any antitrust claim could be material and significantly impact our operations, financial condition and liquidity.

We are subject to many EHS regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of EHS laws or permit requirements could result in restrictions or prohibitions on plant operations and substantial civil or criminal sanctions, as well as, under some EHS laws, the assessment of strict liability and/or joint and several liability.

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

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.

        We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

        We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. Current employees have, and former employees may have, access to a significant amount of information regarding our operations which could be disclosed to our competitors or otherwise used to harm us. Moreover, our operations in certain locations, such as China, may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business.

        In addition, we could be required to expend significant additional amounts to respond to information technology issues or to protect against threatened or actual security breaches. We may not be able to implement measures that will protect against all of the significant risks to our information technology systems.

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

Our production of MTBE may subject us to liability, and regulatory or market changes with respect to MTBE may materially reduce our sales and/or materially increase our costs.

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. Refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in numerous cases in U.S. courts that allege MTBE contamination in groundwater. Plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief (such as monitoring and abatement) and attorney fees. Between 2007 and 2009, we were named as a defendant in 18 of these lawsuits, which we settled in an amount immaterial to us. It is possible that we could be named as a defendant in future MTBE litigation and, if so, that adverse results could have a material adverse effect on our business, results of operations and financial position.

        We currently market MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S. Such sales are less profitable compared to historical U.S. sales because our shipping costs are higher. Legislative or regulatory initiatives further restricting MTBE could materially adversely affect our sales and costs.

        While we could use all or a portion of our precursor TBA to produce saleable products other than MTBE, this would require significant capital expenditures to modify our facilities. Moreover, the sale of other products would produce a lower level of cash flow than that historically produced from the sale of MTBE.

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

Conflicts, military actions, terrorist attacks and general instability, in particular in certain energy-producing nations, along with increased security regulations related to our industry, could adversely affect our business.

        Conflicts, military actions and terrorist attacks have precipitated economic instability and turmoil in financial markets. Instability and turmoil, particularly in energy-producing nations, may result in raw material cost increases. The uncertainty and economic disruption resulting from hostilities, military action or acts of terrorism may impact any or all of our facilities and operations or those of our suppliers or customers. Accordingly, any conflict, military action or terrorist attack that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

        In addition, a number of governments have instituted regulations attempting to increase the security of chemical plants and the transportation of hazardous chemicals, which could result in higher operating costs and could have a material adverse effect on our financial condition and liquidity.

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

        Our subsidiaries are separate legal entities and, except for our guarantor subsidiaries, have no obligation, contingent or otherwise, to pay any amounts due on our debt or to make any funds available for those amounts, whether by dividends, loans, distributions or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries that are not guarantors upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of notes to realize proceeds from the sale of their assets, will be structurally subordinated to the claims of that subsidiary's creditors, including trade creditors and holders of debt issued by that subsidiary.

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

        Because the U.S. has not adopted federal climate change legislation, domestic GHG efforts are likely to be guided by EPA and state agency regulations in the near future. While EPA's GHG programs are currently subject to judicial challenge, our domestic operations may become subject to EPA's regulatory requirements when implemented. In particular, expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration Requirements under EPA's GHG "Tailoring Rule." In addition, certain aspects of our operations may be subject to GHG emissions monitoring and reporting requirements. If we are subject to EPA GHG regulations, we may face increased monitoring, reporting, and compliance costs.

        We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital costs to modify operations as necessary to meet GHG emission limits and/or additional in energy costs, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our facilities and operations.

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

        The issuance of additional equity securities would result in dilution of then-existing stockholders' equity interests in our Company. Our certificate of incorporation authorizes our Board of Directors, without stockholder approval, to establish one or more series of preferred stock and to determine, with respect to any series of preferred stock, the number of shares in that series and the terms, rights and limitations of that series. If we issue convertible notes or convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest. Our Board of Directors has no present intention of issuing any such convertible instruments, but reserves the right to do so in the future. In addition, we may issue additional shares of common stock under our equity incentive plans.

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

Jon M. Huntsman, through direct and indirect ownership of our common stock, may be deemed to control approximately 17% of our outstanding common stock, and he may have the ability to substantially impact the outcome of matters voted on by our stockholders.

        Jon M. Huntsman, through direct and indirect ownership of our common stock, may be deemed to control approximately 17% of our outstanding common stock. Through his interests, he may have the ability to substantially impact:

  •
  the election of the members of the Board of Directors of our Company;

  •
  the outcome of matters submitted to our stockholders for approval, including amendments to our certificate of incorporation, mergers, consolidations and the sale of all or substantially all of our assets; and

  •
  any potential change in control of our Company.

We may purchase a portion of our debt securities, which could impact the market for our debt securities and likely would negatively affect our liquidity.

        During 2011, we have redeemed certain of our debt securities, including $305 million of our senior subordinated notes. We may from time to time seek to repurchase or redeem more of our debt securities in open market purchases, privately negotiated transactions, tender offers, partial or full call for redemption or otherwise. Any such repurchases or redemptions and the timing and amount thereof would depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Such transactions could negatively affect our liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of the date of this filing, we did not have any unresolved comments from the staff of the SEC.

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

Location	Business Segment	Description of Facility
Salt Lake City, Utah(1)	Corporate and other	Executive Offices
The Woodlands, Texas(1)	Various	Operating Headquarters, Global Technology Center
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(4), Aniline(4), Polyols and Maleic Anhydride Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, The Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
Caojing, China	Polyurethanes	MDI Finishing Facilities, Global Technology Center
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility
Deer Park, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House, Global Technology Center
Thane (Maharashtra), India(1)	Polyurethanes	Polyurethane Systems House
Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samutprakarn, Thailand(1)	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Obninsk, Russia(4)	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(5)	Polyurethanes	Polyurethane Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility and Polyurethane Systems House
Wilton, U.K.	Polyurethanes	Aniline and Nitrobenzene Manufacturing Facilities
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines and PO Manufacturing Facilities
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility

Location	Business Segment	Description of Facility
Jubail, Saudi Arabia(6)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Moers, Germany(7)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia	Performance Products	Surfactant/EG Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France(1)	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Ankleshwar, India(1)	Performance Products	Surfactant /Amines Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Melbourne, Australia	Performance Products	Research Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain	Advanced Materials	Resins and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Chennai, India(8)	Advanced Materials	Resins and Synthesis Facility
Bad Saeckingen, Germany(1)	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Sadat City, Egypt	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials and Polyurethanes	Formulating Facility and Polyurethane Systems House
Panyu, China(1)(9)	Advanced Materials	Formulating and Synthesis Facility and Technology Center
East Lansing, Michigan	Advanced Materials	Formulating Facility
Istanbul, Turkey(1)	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Basel, Switzerland(1)	Advanced Materials and Textile Effects	Technology Center, Advanced Materials headquarters and Textile Effects Textile Dyes Facility
Panyu, China(1)(9)	Textile Effects	Chemicals Synthesis Facility and Technology Center
Langweid am Leich, Germany(1)	Textile Effects	Chemicals Synthesis Facility
Charlotte, North Carolina(1)	Textile Effects	Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Effects	Textiles Dyes and Chemicals Formulations Facility
Atotonilquillo, Mexico	Textile Effects	Textile Dyes and Chemicals Formulations Facility
High Point, North Carolina(1)	Textile Effects	Technology Center
Baroda, India	Textile Effects	Textile Dyes and Chemicals Synthesis Facility
Gandaria, Indonesia	Textile Effects	Textile Dyes and Chemicals Formulations Facility
Qingdao, China	Textile Effects	Textile Dyes Facility
Fraijanes, Guatemala(1)	Textile Effects	Chemicals Formulations Facility
Bogota, Colombia(1)	Textile Effects	Chemicals Formulations Facility
Hangzhou, China(1)	Textile Effects	Chemicals Formulations Facility
Istanbul, Turkey(1)	Textile Effects	Chemicals Formulations Facility
Karachi, Pakistan(1)	Textile Effects	Chemicals Formulations Facility
Gateway, Singapore(1)	Textile Effects and Performance Products	Textile Effects Headquarters and Performance Products Regional Headquarters
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility

Location	Business Segment	Description of Facility
Lake Charles, Louisiana(10)	Pigments	Titanium Dioxide Manufacturing Facility

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

(4)
45%-owned unconsolidated manufacturing joint venture with NMG. During 2011, we gave notice of exercise of our option to acquire the remaining 55% interest in this joint venture. However, the selling shareholder is disputing the continued validity of the option, and we are seeking to resolve the dispute.

(5)
51%-owned consolidated manufacturing joint venture with Basic Chemicals Industries Ltd.

(6)
50% interest in Arabian Amines Company, our consolidated manufacturing joint venture with Zamil Group.

(7)
50% interest in Sasol-Huntsman, our consolidated manufacturing joint venture with Sasol.

(8)
76%-owned consolidated manufacturing joint venture with Tamilnadu Petroproducts Limited.

(9)
95%-owned consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(10)
Owned by Louisiana Pigment Company, L.P., our unconsolidated manufacturing joint venture which is owned 50% by us and 50% by Kronos Worldwide.

ITEM 3.   LEGAL PROCEEDINGS

Antitrust Matters

        We were named as a defendant in civil class action antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("polyether polyol products") sold in the U.S. in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases in multidistrict litigation pending in the U.S. District Court for the District of Kansas.

        In addition, we and the other Polyether Polyol defendants were named as defendants in three civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in the Kansas multidistrict litigation. The relevant time frame for these cases is 1994 to 2004 and they are referred to as the "direct action cases." The class action and the direct action cases were consolidated in the Kansas court for the purposes of discovery and other pretrial matters.

        In 2011 we settled both the class action and the direct action cases, and we have been dismissed as a defendant in both of those cases. The class settlement obligates us to pay the class an additional $11 million in each of 2012 and 2013.

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

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. Rarely do the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our eighteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Unresolved at beginning of period	1,116	1,138	1,140
Tendered during period	10	24	18
Resolved during period(1)	46	46	20
Unresolved at end of period	1,080	1,116	1,138

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

        We have never made any payments with respect to these cases. As of December 31, 2011, we had an accrued liability of $10 million relating to these cases and a corresponding receivable of $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2011.

        Certain cases in which we are a premises defendant are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Unresolved at beginning of period	37	39	43
Filed during period	11	5	3
Resolved during period	12	7	7
Unresolved at end of period	36	37	39

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $584,000 and $201,000 during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had an accrual of $460,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2011.

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

Other Proceedings

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is information concerning our executive officers and significant employees as of the date of this report.

        Jon M. Huntsman, age 74, is the Executive Chairman of the Board of Directors of our Company. Prior to appointment as Executive Chairman effective February 2009, Mr. Huntsman served as Chairman of the Board of Directors of our Company, a position he had held since our Company was formed. Mr. Huntsman also serves on our Litigation Committee. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as Chief Executive Officer of our Company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute. Mr. Huntsman is the father of our Chief Executive Officer, Peter R. Huntsman, our Division President, Advanced Materials, James H. Huntsman, and our director, Jon M. Huntsman, Jr.

        Peter R. Huntsman, age 48, is President, Chief Executive Officer and a Director of our Company. Mr. Huntsman also serves on our Litigation Committee. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman, and the brother of our Division President, Advanced Materials, James H. Huntsman, and our director, Jon M. Huntsman, Jr.

        J. Kimo Esplin, age 49, is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as Chief Financial Officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        James R. Moore, age 67, is Executive Vice President, General Counsel and Secretary. Prior to his appointment to this position in January 2010, Mr. Moore served as our Vice President and Deputy General Counsel since 2003. Prior to that, Mr. Moore served as Vice President and Chief Environmental Counsel from 2002 to 2003 and Senior Environmental Counsel from 1998 to 2002. From 1989 until joining our Company in 1998, Mr. Moore was a partner at the Seattle law firm of Perkins Coie. Mr. Moore also previously served as a trial attorney with the U.S. Department of Justice, an assistant U.S. Attorney and Regional Counsel, Region 10, of the U.S. Environmental Protection Agency.

        Anthony P. Hankins, age 54, is Division President, Polyurethanes and Chief Executive Officer, Asia-Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes business, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes business, and from March 1998 to September 2000, he served as Vice President—Asia-Pacific for our Polyurethanes business. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme, age 55, is Division President, Textile Effects. Mr. Hulme was appointed to this position in February 2009. From June 2003 to February 2009, Mr. Hulme served as Division President, Materials and Effects. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        James H. Huntsman, age 41, is Division President, Advanced Materials. Mr. Huntsman was appointed to this position in July 2011. Prior to that time, Mr. Huntsman served as Vice President of Huntsman Advanced Materials, Americas Region since February 2009. From March 2006 to February 2009, Mr. Huntsman owned and managed a film production company based in Los Angeles, California. Prior to March 2006, he served as the Company's Vice President, U.S. Base Chemicals and Polymers. Mr. Huntsman originally joined the Company in 1990 and has held numerous manufacturing and commercial roles of increasing responsibility within a number of divisions. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman, the brother of our Chief Executive Officer, Peter R. Huntsman, and the brother of our director, Jon M. Huntsman, Jr.

        Stewart A. Monteith, age 55, is Division President, Performance Products. Mr. Monteith was appointed to this position in February 2011. Prior to that time, Mr. Monteith served as Vice President of the Performance Specialties Unit, a position he held since August 2003. He also served as Vice President for Global Markets and Business Development. Mr. Monteith joined Huntsman in 1994. Prior to joining Huntsman, Mr. Monteith held various positions with Texaco Chemical Company and Union Carbide.

        Simon Turner, age 48, is Division President, Pigments. Prior to his appointment to this position in November 2008, Mr. Turner served as Senior Vice President, Pigments since April 2008. From September 2004 to April 2008, Mr. Turner served as Vice President of Global Sales and from July 1999 to September 2004, he held positions including General Manager Co-Products and Director Supply Chain and Shared Services. Prior to joining Huntsman in July 1999, Mr. Turner held various positions with ICI.

        Ronald W. Gerrard, age 52, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Mr. Gerrard was appointed to this position in June 2009. Prior to this appointment, Mr. Gerrard served as Vice President, Global Operations and Technology in our Polyurethanes business from May 2004 to June 2009. From 1999 to May 2004, Mr. Gerrard served as Vice President, Asia; Business Director, Flexible Foams; and Director, EHS and Engineering, also within our Polyurethanes business. Prior to joining Huntsman in 1999, Mr. Gerrard had worked for ICI and for EVC, a joint venture between ICI and Enichem. Mr. Gerrard is a Chartered Engineer.

        Brian V. Ridd, age 54, is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        R. Wade Rogers, age 46, is Senior Vice President, Global Human Resources. Mr. Rogers has held this position since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

        Russ R. Stolle, age 49, is Senior Vice President and Deputy General Counsel. Mr. Stolle was appointed to this position in January 2010. From October 2006 to January 2010, Mr. Stolle served as our Senior Vice President, Global Public Affairs and Communications, from November 2002 to October 2006, he served as Vice President and Deputy General Counsel, from October 2000 to November 2002 he served as Vice President and Chief Technology Counsel and from April 1994 to October 2000 he served as Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker & Botts.

        L. Russell Healy, age 56, is Vice President and Controller. Mr. Healy has served in this capacity since April 2004. From August 2001 to April 2004, Mr. Healy served as Vice President, Finance, from July 1999 to July 2001, he served as Vice President and Finance Director for Huntsman International, and from October 1995 to June 1999, he served as Vice President, Tax. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche LLP. Mr. Healy is a Certified Public Accountant and holds a master's degree in accounting. Mr. Healy has announced that he will retire following the filing of this report. For more information, see our report on Form 8-K filed on October 21, 2011.

        Randy W. Wright, age 53, will be Vice President and Controller effective February 17, 2012. Mr. Wright currently serves as Assistant Controller and Director of Financial Reporting since July 2004. Prior to joining Huntsman in 2004, Mr. Wright held various positions with Georgia-Pacific Corporation, Riverwood International, Johns Manville and PricewaterhouseCoopers. Mr. Wright is a Certified Public Accountant.

        Sean Douglas, age 47, is our Vice President, Corporate Development since December 2009. Mr. Douglas served as Vice President and Treasurer from 2002 to December 2009, Vice President, Finance from July 2001 to 2002 and Vice President, Administration from January 1997 to July 2001. Mr. Douglas is a Certified Public Accountant and, prior to joining Huntsman in 1990, worked for the accounting firm of PricewaterhouseCoopers.

        Kevin C. Hardman, age 48, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

        John R. Heskett, age 43, is Vice President, Planning and Treasurer. Mr. Heskett has held this position since December 2009. From September 2008 until October 2009, Mr. Heskett served as a Vice President at Boart Longyear Limited, a publicly-listed exploration drilling services and products company. Mr. Heskett previously served as Vice President, Corporate Development and Investor Relations for our Company from August 2004 until September 2008 and was appointed Vice President, Corporate Development in 2002. Mr. Heskett also served as Assistant Treasurer for our Company and several of our subsidiaries. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

        Steven C. Jorgensen, age 43, will be Vice President, Accounting Shared Services and Internal Controls effective February 17, 2012. Mr. Jorgensen currently serves as Vice President, Internal

Controls and Internal Audit since May 2007. Mr. Jorgensen joined Huntsman in May 2004 as Director of Internal Controls and in May 2005 was appointed as Director of Internal Audit and Controls. Prior to joining Huntsman, Mr. Jorgensen was Vice President and Audit Manager with General Electric Consumer Finance, and prior to that he was an audit Senior Manager with the accounting firm of Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant and holds a master's degree in accounting.

        Kurt D. Ogden, age 43, is Vice President, Investor Relations. Prior to his appointment to this position in February 2009, Mr. Ogden served as Director, Corporate Finance since October 2004. Prior to joining Huntsman in 2004, Mr. Ogden held various positions with Hillenbrand Industries, Pliant Corporation and Huntsman Chemical Corporation. Mr. Ogden is a Certified Public Accountant and holds a master's degree in business administration.

        Maria Csiba-Womersley, age 53, is Vice President and Chief Information Officer. Ms. Csiba-Womersley was appointed to this position effective September 2006. Ms. Csiba-Womersley served as Global eBusiness Director from 2004 to 2006 and also served as our Director of Global IT Planning and Security. Previously, Ms. Csiba-Womersley was a Regional Polymer Sales Manager, a Business Director for Polypropylene and Director of Polymer Logistics. Ms. Csiba-Womersley joined Huntsman in 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

        Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of February 3, 2012, there were approximately 199 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $13.85 per share.

        The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2011
First Quarter	$19.10	$15.71
Second Quarter	21.52	16.53
Third Quarter	20.36	9.88
Fourth Quarter	13.07	8.14

Period	High	Low
2010
First Quarter	$14.24	$10.92
Second Quarter	13.01	8.17
Third Quarter	11.74	8.20
Fourth Quarter	16.89	11.35

DIVIDENDS

        The following tables represent dividends on common stock for our Company for the years ended December 31, (dollars in millions, except per share payment amounts):

	2011
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2011	March 15, 2011	$0.10	$24
June 30, 2011	June 15, 2011	0.10	24
September 30, 2011	September 15, 2011	0.10	24
December 30, 2011	December 15, 2011	0.10	24

Total			$96

	2010
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2010	March 15, 2010	$0.10	$24
June 30, 2010	June 15, 2010	0.10	24
September 30, 2010	September 15, 2010	0.10	24
December 31, 2010	December 15, 2010	0.10	24

Total			$96

	2009
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2009	March 16, 2009	$0.10	$24
June 30, 2009	June 15, 2009	0.10	24
September 30, 2009	September 15, 2009	0.10	24
December 31, 2009	December 15, 2009	0.10	24

Total			$96

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        See "Part III, Item 11. Executive Compensation" for information relating to our equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

        The following table provides information with respect to shares of our common stock that we repurchased and shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	$49,863,881
November	—	—	—	49,863,881
December	2,107	10.72	—	—

Total	2,107	$10.72	—	$49,863,881

(1)
There were 2,107 shares of restricted stock granted under our stock incentive program that we withheld upon vesting to satisfy our tax withholding obligations during December 2011. There were no shares repurchased under our publicly announced stock repurchase program.

(2)
Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. During the fourth quarter of 2011, we did not repurchase any shares of our common stock under the repurchase program. For more information, see "Note 21. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our consolidated financial statements.

STOCK PERFORMANCE GRAPH

        Information relating to our stock performance graph will be contained in the definitive proxy statement for the annual meeting of our stockholders and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data set forth below presents our historical financial data as of and for the dates and periods indicated. You should read the selected financial data in conjunction with "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes.

Huntsman Corporation

	Year ended December 31,
(in millions except per share amounts)	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenues	$11,221	$9,250	$7,665	$10,056	$9,496
Gross profit	1,840	1,461	1,078	1,280	1,535
Restructuring, impairment and plant closing costs	167	29	88	31	29
Operating income	606	410	13	197	553
(Expenses) income associated with the Terminated Merger and related litigation(a)	—	(4)	835	780	(210)
Income (loss) from continuing operations	251	(9)	125	512	61
(Loss) income from discontinued operations, net of tax(b)	(1)	42	(19)	84	(235)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil(c)	4	(1)	6	14	(7)
Net income (loss)	254	32	112	610	(181)
Net income (loss) attributable to Huntsman Corporation	247	27	114	609	(172)
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$1.03	$(0.06)	$0.54	$2.20	$0.32
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	—	0.17	(0.08)	0.36	(1.07)
Extraordinary gain (loss) on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	0.01	—	0.03	0.06	(0.03)

Net income (loss) attributable to Huntsman Corporation common stockholders	$1.04	$0.11	$0.49	$2.62	$(0.78)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$1.01	$(0.06)	$0.53	$2.18	$0.30
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	—	0.17	(0.08)	0.36	(1.01)
Extraordinary gain (loss) on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	0.01	—	0.03	0.06	(0.03)

Net income (loss) attributable to Huntsman Corporation common stockholders	$1.02	$0.11	$0.48	$2.60	$(0.74)

Other Data:
Depreciation and amortization	$439	$405	$442	$398	$413
Capital expenditures	330	236	189	418	665
Dividends per share	0.40	0.40	0.40	0.40	0.40
Balance Sheet Data (at period end):
Total assets	$8,657	$8,714	$8,626	$8,058	$8,166
Total debt	3,946	4,150	4,217	3,888	3,574
Total liabilities	6,881	6,864	6,761	6,426	6,313

(a)
For information regarding (expenses) income associated with our terminated merger with a subsidiary of Hexion (now Momentive) (the "Terminated Merger" or the "Hexion Merger") and the related litigation, see "Note 24. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements.

(b)
Income (loss) from discontinued operations represents the operating results, fire insurance settlement gains and loss on disposal of our former Australian styrenics business, our former U.S. base chemicals business, our former North American polymers business, our former European base chemicals and polymers business and our former TDI business. The U.S. base chemicals business was sold on November 5, 2007, the North American polymers business was sold on August 1, 2007, the European base chemicals and polymers business was sold on December 29, 2006 and the TDI business was sold on July 6, 2005. See "Note 25. Discontinued Operations" to our consolidated financial statements.

(c)
The extraordinary gain (loss) on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. See "Note 3. Business Combinations and Dispositions—Textile Effects Acquisition" to our consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" above, which are located in 30 countries. We employed approximately 12,000 associates worldwide at December 31, 2011.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions beginning in 2006, we have sold or shutdown substantially all of our former Australian styrenics operations and our North American polymers and base chemicals operations. We report the results from these businesses as discontinued operations. See "Note 25. Discontinued Operations" to our consolidated financial statements.

        Growth in our Polyurethanes and Advanced Materials segments has been driven by the continued substitution of our products for other materials across a broad range of applications, as well as by the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, driven largely by Asia, has in recent years resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI.

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

        Demand in our Textile Effects segment is driven primarily by consumer activity. Consumer spending for goods incorporating our Textile Effects products is impacted significantly by a wide range of economic factors, including personal incomes, housing and energy prices and other highly volatile factors. Accordingly, demand for our Textile Effects products has been volatile and appears likely to remain volatile.

        Historically, demand for titanium dioxide pigments has grown at rates approximately equal to global GDP growth. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and producers, contract arrangements and seasonality. The industry experiences some seasonality in its sales because sales of paints, the largest end use for titanium dioxide, generally peak during the spring and summer months in the northern hemisphere. This results in greater sales volumes in the second and third quarters of the year. During 2012, we expect to benefit from certain ore supply contracts in our pigments segment that will effectively supply approximately 40% of our ore requirements at prices close to 2011 market levels, which are significantly below current market prices. A majority of these contracts will expire at the end of 2012, with the resulting benefits reflected through most of the first quarter of 2013. These contracts did not materially benefit our pigments segment during 2011.

        For further information regarding sales price and demand trends, see "Results of Operations—Segment Analysis—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010" and the tables captioned "Year ended December 31, 2011 vs. 2010, Period-Over-Period Increase (Decrease)" and "Fourth Quarter 2011 vs. Third Quarter 2011, Period-Over-Period Increase (Decrease)" below.

OUTLOOK

        Demand for our products is generally sensitive to global economic growth. Our revenue is distributed approximately one-third in North America, one-third in Europe, slightly less than one-quarter in Asia-Pacific and the balance in the rest of the world. Our operations in Europe continue to be impacted by the uncertain European economy, and we expect slow growth across our businesses in Europe. Growth in other regions for most of our products is expected to improve subject to seasonal demand fluctuations.

        We anticipate that we will see an improving global economy from this point forward. Most of our businesses have strong upside potential as we see a continued recovery in the world's economy. In 2012, we expect margin pressure on our Pigments segment to be offset by improved earnings in our other segments.

        The following summarizes key considerations that could impact future performance of our operating segments:

Polyurethanes:

  •
  Improving MDI margins

  •
  Improving MDI demand

  •
  Continued strength in PO/MTBE margins

  •
  Improving global economic environment

Performance Products:

  •
  U.S. gulf coast raw material cost advantage

  •
  Near term amines margin pressure

  •
  Improving global economic environment

Advanced Materials:

  •
  Reorganization and restructuring benefit

  •
  Improving global economic environment

Textile Effects:

  •
  Restructuring benefits beginning in the second half of 2012

  •
  Improving global economic environment

Pigments:

  •
  Improving sales portfolio

  •
  Higher raw material costs

  •
  Favorable ore contracts expiring at end of 2012

  •
  Improving global economic environment

        We expect to spend approximately $425 million in 2012 on capital expenditures, net of reimbursements, largely for growth initiatives and maintenance.

        We expect our full year 2012 effective tax rate to be approximately 30% to 35%, consistent with what we believe to be our long-term effective income tax rate.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the consolidated results of operations for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

Huntsman Corporation

				Percent Change
	Year ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
Revenues	$11,221	$9,250	$7,665	21%	21%
Cost of goods sold	9,381	7,789	6,587	20%	18%

Gross profit	1,840	1,461	1,078	26%	36%
Operating expenses	1,067	1,022	977	4%	5%
Restructuring, impairment and plant closing costs	167	29	88	476%	(67)%

Operating income	606	410	13	48%	NM
Interest expense, net	(249)	(229)	(238)	9%	(4)%
Loss on accounts receivable securitization program	—	—	(23)	—	NM
Equity in income of investment in unconsolidated affiliates	8	24	3	(67)%	700%
Loss on early extinguishment of debt	(7)	(183)	(21)	(96)%	771%
(Expenses) income associated with the Terminated Merger and related litigation	—	(4)	835	NM	NM
Other income	2	2	—	—	NM

Income from continuing operations before income taxes	360	20	569	NM	(96)%
Income tax expense	(109)	(29)	(444)	276%	(93)%

Income (loss) from continuing operations	251	(9)	125	NM	NM
(Loss) income from discontinued operations (including gain on disposal of $1 in 2009), net of tax	(1)	42	(19)	NM	NM
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	4	(1)	6	NM	NM

Net income	254	32	112	694%	(71)%
Net (income) loss attributable to noncontrolling interests	(7)	(5)	2	40%	NM

Net income attributable to Huntsman Corporation	247	27	114	815%	(76)%
Interest expense, net	249	229	238	9%	(4)%
Income tax expense from continuing operations	109	29	444	276%	(93)%
Income tax (benefit) expense from discontinued operations	(5)	10	(80)	NM	NM
Depreciation and amortization	439	405	442	8%	(8)%

EBITDA(1)	$1,039	$700	$1,158	48%	(40)%

Net income per share:
Basic	$1.04	$0.11	$0.49	845%	(78)%
Diluted	1.02	0.11	0.48	827%	(77)%
Net cash provided by (used in) operating activities	365	(58)	1,104	NM	NM
Net cash used in investing activities	(280)	(182)	(205)	54%	(11)%
Net cash (used in) provided by financing activities	(490)	(543)	184	(10)%	NM
Other non-GAAP measures:
Adjusted EBITDA(1)	$1,214	$875	$545	39%	60%
Adjusted net income (loss)(2)	408	200	(298)	104%	NM
Adjusted income (loss) per share(2):
Basic	1.72	0.85	(1.27)	102%	NM
Diluted	1.69	0.83	(1.27)	104%	NM
Capital expenditures, net of reimbursements(3)	327	202	189	62%	7%

Huntsman International

				Percent Change
	Year ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
Revenues	$11,221	$9,250	$7,665	21%	21%
Cost of goods sold	9,363	7,772	6,570	20%	18%

Gross profit	1,858	1,478	1,095	26%	35%
Operating expenses	1,062	1,006	966	6%	4%
Restructuring, impairment and plant closing costs	167	29	88	476%	(67)%

Operating income	629	443	41	42%	980%
Interest expense, net	(262)	(248)	(240)	6%	3%
Loss on accounts receivable securitization program	—	—	(23)	—	NM
Equity in income of investment in unconsolidated affiliates	8	24	3	(67)%	700%
Loss on early extinguishment of debt	(7)	(37)	(21)	(81)%	76%
Other income	2	2	—	—	NM

Income (loss) from continuing operations before income taxes	370	184	(240)	101%	NM
Income tax expense	(113)	(40)	(159)	183%	(75)%

Income (loss) from continuing operations	257	144	(399)	78%	NM
(Loss) income from discontinued operations (including gain on disposal of $1 in 2009), net of tax	(1)	42	(19)	NM	NM
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	4	(1)	6	NM	NM

Net income (loss)	260	185	(412)	41%	NM
Net (income) loss attributable to noncontrolling interests	(7)	(5)	2	40%	NM

Net income (loss) attributable to Huntsman International LLC	253	180	(410)	41%	NM
Interest expense, net	262	248	240	6%	3%
Income tax expense (benefit) from continuing operations	113	40	159	183%	(75)%
Income tax (benefit) expense from discontinued operations	(5)	10	(80)	NM	NM
Depreciation and amortization	416	382	420	9%	(9)%

EBITDA(1)	$1,039	$860	$329	21%	161%

Net cash provided by (used in) operating activities	$432	$(46)	$420	NM	NM
Net cash used in investing activities	(337)	(238)	(212)	42%	12%
Net cash (used in) provided by financing activities	(418)	(78)	619	436%	NM
Other non-GAAP measures:
Adjusted EBITDA(1)	$1,214	$885	$551	37%	61%
Adjusted net income(2)	414	212	(296)	95%	NM
Capital expenditures, net of reimbursements(3)	327	202	189	62%	7%

NM—Not meaningful

(1)
EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income taxes, depreciation and amortization. We believe that EBITDA supplements an investor's understanding of our financial performance. However, EBITDA should not be considered in isolation or viewed as a substitute for net income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, or other measures of performance as defined by GAAP. Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance by reviewing EBITDA as a general indicator of economic performance compared with prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business rather than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

  Adjusted EBITDA is computed by eliminating the following from EBITDA: loss on early extinguishment of debt; legal settlements; loss on accounts receivable securitization program; EBITDA from discontinued operations; acquisition expenses; expenses (income) associated with the Terminated Merger and related litigation (Huntsman Corporation only); gains on the sales of businesses and assets; extraordinary gain (loss) on the acquisition of a business; gain on consolidation of a variable interest entity and restructuring, impairment and plant closing costs (credits).

  In prior reports, we excluded unallocated foreign exchange gains or losses in our presentation of adjusted EBITDA. In our current and future presentations of adjusted EBITDA we do not exclude unallocated foreign exchange gains or losses. The amounts for prior periods have been recast to conform to the current presentation. We made this change to more accurately reflect the ongoing cost of operating a global business.

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

  For each of our Company and Huntsman International, the following tables set forth certain items of (income) expense included in EBITDA (in millions):

  Huntsman Corporation

	Year ended December 31,
	2011	2010	2009
Net income attributable to Huntsman Corporation	$247	$27	$114
Interest expense, net	249	229	238
Income tax expense from continuing operations	109	29	444
Income tax (benefit) expense from discontinued operations	(5)	10	(80)
Depreciation and amortization	439	405	442

EBITDA	1,039	700	1,158
Loss on early extinguishment of debt	7	183	21
Legal settlements	46	8	—
Loss on accounts receivable securitization program	—	—	23
EBITDA from discontinued operations	6	(53)	97
Acquisition expenses	5	3	—
Expenses (income) associated with the Terminated Merger and related litigation	—	4	(835)
Gains on sale of businesses and assets	(40)	—	(1)
Extraordinary (gain) loss on the acquisition of a business	(4)	1	(6)
Gain on consolidation of a variable interest entity	(12)	—	—
Restructuring, impairment and plant closing costs (credits):
Polyurethanes	—	—	2
Performance Products	—	3	—
Advanced Materials	20	(2)	13
Textile Effects	135	15	6
Pigments	10	8	53
Corporate and other	2	5	14

Total restructuring, impairment and plant closing costs	167	29	88

Adjusted EBITDA	$1,214	$875	$545

  Huntsman International

	Year ended December 31,
	2011	2010	2009
Net income (loss) attributable to Huntsman International	$253	$180	$(410)
Interest expense, net	262	248	240
Income tax expense from continuing operations	113	40	159
Income tax (benefit) expense from discontinued operations	(5)	10	(80)
Depreciation and amortization	416	382	420

EBITDA	1,039	860	329
Loss on early extinguishment of debt	7	37	21
Legal settlements	46	8	—
Loss on accounts receivable securitization program	—	—	23
EBITDA from discontinued operations	6	(53)	97
Acquisition expenses	5	3	—
Gains on sale of businesses and assets	(40)	—	(1)
Extraordinary (gain) loss on the acquisition of a business	(4)	1	(6)
Gain on consolidation of a variable interest entity	(12)	—	—
Restructuring, impairment and plant closing costs (credits):
Polyurethanes	—	—	2
Performance Products	—	3	—
Advanced Materials	20	(2)	13
Textile Effects	135	15	6
Pigments	10	8	53
Corporate and other	2	5	14

Total restructuring, impairment and plant closing costs	167	29	88

Adjusted EBITDA	$1,214	$885	$551

(2)
Adjusted net income (loss) is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: (a) loss on early extinguishment of debt; (b) legal settlements; (c) discount amortization of settlement financing; (d) loss (income) from discontinued operations; (e) acquisition expenses; (f) expenses (income) associated with the Terminated Merger and related litigation (Huntsman Corporation only); (g) gains on the sale of businesses and assets; (h) extraordinary (gain) loss on the acquisition of a business; (i) gain on consolidation of a variable interest entity; and (j) restructuring, impairment and plant closing costs. The income tax impacts of each adjusting item is calculated using the statutory rates in the applicable taxing jurisdiction and considering valuation allowances on deferred tax assets in each jurisdiction. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income (loss) per share excludes dilution and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

In prior reports, we excluded unallocated foreign exchange gains or losses in our presentation of adjusted net income (loss). In our current and future presentations of adjusted net income (loss), we do not exclude unallocated foreign exchange gains or losses. The amounts for prior periods have been recast to conform to the current presentation. We made this change to more accurately reflect the ongoing cost of operating a global business.

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

  For each of our Company and Huntsman International, the following tables set forth certain items of (income) expense included in adjusted net income.

  Huntsman Corporation

	Year ended December 31,
	2011	2010	2009
Net income attributable to Huntsman Corporation	$247	$27	$114
Loss on early extinguishment of debt, net of tax of $(3), $(22) and $(8) in 2011, 2010 and 2009, respectively	4	161	13
Legal settlements, net of tax of $(17), $(3) and nil in 2011, 2010 and 2009, respectively	29	5	—
Discount amortization on settlement financing, net of tax of $(10), $(10) and $(5) in 2011, 2010 and 2009, respectively	18	16	9
Loss (income) from discontinued operations, net of tax of $(5), $10 and $(80) in 2011, 2010 and 2009, respectively	1	(42)	19
Acquisition expenses, net of tax of $(1), $(1) and $1 in 2011, 2010 and 2009, respectively	4	2	1
Expenses (income) associated with the Terminated Merger and related litigation, net of tax of nil, $(1) and $309 in 2011, 2010 and 2009, respectively	—	3	(526)
Gains on sale of businesses and assets, net of tax of $3, nil and nil in 2011, 2010 and 2009, each	(37)	—	(1)
Extraordinary (gain) loss on the acquisition of a business, net of tax of nil for 2011, 2010 and 2009, respectively	(4)	1	(6)
Gain on consolidation of a variable interest entity, net of tax of $2	(10)	—	—
Restructuring, impairment and plant closing costs, net of tax of $(11), $(2) and $(9) in 2011, 2010 and 2009, respectively	156	27	79

Adjusted net income (loss)	$408	$200	$(298)

Weighted average shares-diluted	241.7	241.0	233.9

  Huntsman International

	Year ended December 31,
	2011	2010	2009
Net income (loss) attributable to Huntsman International	$253	$180	$(410)
Loss on early extinguishment of debt, net of tax of $(3), $(14) and $(8) in 2011, 2010 and 2009, respectively	4	23	13
Legal settlements, net of tax of $(17), $(3) and nil in 2011, 2010 and 2009, respectively	29	5	—
Discount amortization on settlement financing, net of tax of $(10), $(10) and $(5) in 2011, 2010 and 2009, respectively	18	16	9
Loss (income) from discontinued operations, net of tax of $(5), $10 and $(80) in 2011, 2010 and 2009, respectively	1	(42)	19
Acquisition expenses, net of tax of $(1), $(1) and $1 in 2011, 2010 and 2009, respectively	4	2	1
Gains on sale of businesses and assets, net of tax of $3, nil and nil in 2011, 2010 and 2009, each	(37)	—	(1)
Extraordinary (gain) loss on the acquisition of a business, net of tax of nil for 2011, 2010 and 2009, respectively	(4)	1	(6)
Gain on consolidation of a variable interest entity, net of tax of $2	(10)	—	—
Restructuring, impairment and plant closing costs, net of tax of $(11), $(2) and $(9) in 2011, 2010 and 2009, respectively	156	27	79

Adjusted net income (loss)	$414	$212	$(296)

(3)
Capital expenditures, net of reimbursements represent cash paid for capital expenditures less reimbursements of capital expenditures from insurance settlements, other legal settlements and contributions from noncontrolling shareholders in consolidated entities. During 2011, 2010 and 2009, capital expenditures of $330 million, $236 million and $189 million, respectively, were reimbursed in part by $3 million, $34 million and nil, respectively, from insurance settlement proceeds or other legal settlements.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

        For year ended December 31, 2011, the net income attributable to Huntsman Corporation was $247 million on revenues of $11,221 million, compared with net income attributable to Huntsman Corporation of $27 million on revenues of $9,250 million for the same period of 2010. For the year ended December 31, 2011, the net income attributable to Huntsman International LLC was $253 million on revenues of $11,221 million, compared with net income attributable to Huntsman International LLC of $180 million on revenues of $9,250 million for the same period of 2010. The increase of $220 million in net income attributable to Huntsman Corporation and the increase of $73 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for 2011 increased by $1,971 million, or 21%, as compared with the 2010 period. The increase was due principally to higher average selling prices in all of our segments and higher sales volumes in all of our segments except Advanced Materials, Textile Effects and Pigments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for 2011 increased by $379 million and $380 million, respectively, or 26% each, as compared with the 2010 period. The increase resulted from higher gross margins in all of our segments except Advanced Materials and Textile Effects. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for 2011 increased by $45 million and $56 million, or 4% and 6%, respectively, as compared with the 2010 period. Operating expenses increased by $50 million in 2011 due to the impact of translating foreign currency amounts to the U.S. dollar and by $46 million due to higher expenses related to legal settlements, partially offset by a $12 million gain recorded upon consolidation of our Sasol-Huntsman joint venture and a $34 million gain recorded on the sale of our stereolithography resin and Digitalis® machine manufacturing business. For more information on legal settlements, see "Note 19. Commitments and Contingencies—Legal Matters" to our consolidated financial statements. For more information on the consolidation of our Sasol-Huntsman joint venture, see "Note 7. Variable Interest Entities" to our consolidated financial statements. For more information on the sale of our stereolithography resin and Digitalis® machine manufacturing businesses, see "Note 3. Business Combinations and Dispositions" to our consolidated financial statements.

  •
  Restructuring, impairment and plant closing costs for 2011 increased to $167 million from $29 million in the 2010 period. For more information, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our net interest expense and the net interest expense of Huntsman International for 2011 increased by $20 million and $14 million, respectively, or 9% and 6%, respectively, as compared with 2010. In 2010, we benefited from a $12 million reduction in interest expense related to the ineffective portion of a cross currency swap, and interest expense in the 2011 period is also higher due to the consolidation of our Sasol-Huntsman and Arabian Amines Company joint ventures. For more information, see "Note 7. Variable Interest Entities" to our consolidated financial statements.

  •
  Equity in income of investment in unconsolidated affiliates for 2011 decreased to $8 million from $24 million in the 2010 period. During 2010, we recorded a nonrecurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in Sasol-Huntsman. For more information, see "Note 6. Investment in Unconsolidated Affiliates" to our consolidated financial statements.

  •
  Our loss on early extinguishment of debt for 2011 decreased to $7 million from $183 million in the 2010 period as a result of higher net repayments of indebtedness in 2010 as compared to 2011. In 2010, we recorded a loss on early extinguishment of debt from the repurchase of our 7% convertible notes due 2018 (Huntsman Corporation only) for $146 million. For more information see "Note 14. Debt" to our consolidated financial statements.

  •
  Expenses associated with the Terminated Merger and related litigation for 2010 consisted primarily of $3 million of bonuses paid to certain members of the Board of Directors, upon the recommendation of an independent committee of the Board of Directors, for their efforts in connection with the litigation with Hexion and Apollo following the Terminated Merger.

  •
  Our income tax expense increased by $80 million to an expense of $109 million for 2011 as compared with an expense of $29 million for 2010. Huntsman International's income tax expense increased by $73 million to an expense of $113 million for 2011, as compared with an expense of $40 million for 2010. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Other than pre-tax earnings, our and Huntsman International's income tax expense for 2011 as compared with 2010 was primarily impacted by the following: 2011 tax benefits associated with the net release of valuation allowances of $22 million as compared to 2010 releases of valuation allowances of $20 million; 2011 tax benefits of $1 million compared to the 2010 tax benefits of $4 million related to recognizing a tax benefit for operating losses in certain jurisdictions with valuation allowances and current other comprehensive income. For more information, see "Note 18. Income Taxes" to our consolidated financial statements included elsewhere in this report.

  •
  Loss from discontinued operations, net of tax, for 2011 was $1 million compared to income from discontinued operations of $42 million in 2010. The decrease in income from discontinued operations resulted principally from a $110 million pretax gain recognized in the second quarter of 2010 in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, offset in part by related income taxes, legal and other costs. For more information, see "Note 25. Discontinued Operations" to our consolidated financial statements.

  •
  During 2010, we recorded an extraordinary loss on the acquisition of a business, net of tax, of $1 million resulting from the settlement of contingent purchase price consideration related to our 2006 acquisition of Ciba's textile effects business (the "Textile Effects Acquisition"), offset in part by the reimbursement by Ciba of certain costs pursuant to the acquisition agreements. The extraordinary gain in 2011 relates primarily to reimbursement by Ciba of certain costs pursuant to the acquisition agreements. For more information, see "Note 3. Business Combinations and Dispositions—Textile Effects Acquisition" to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year ended December 31,
			Percent Change
	2011	2010
Revenues
Polyurethanes	$4,434	$3,605	23%
Performance Products	3,301	2,659	24%
Advanced Materials	1,372	1,244	10%
Textile Effects	737	787	(6)%
Pigments	1,642	1,213	35%
Eliminations	(265)	(258)	3%

Total	$11,221	$9,250	21%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$469	$319	47%
Performance Products	385	363	6%
Advanced Materials	125	143	(13)%
Textile Effects	(199)	1	NM
Pigments	501	205	144%
Corporate and other	(236)	(384)	(39)%

Subtotal	1,045	647	62%
Discontinued Operations	(6)	53	NM

Total	$1,039	$700	48%

Huntsman International
Segment EBITDA
Polyurethanes	$469	$319	47%
Performance Products	385	363	6%
Advanced Materials	125	143	(13)%
Textile Effects	(199)	1	NM
Pigments	501	205	144%
Corporate and other	(236)	(224)	5%

Subtotal	1,045	807	29%
Discontinued Operations	(6)	53	NM

Total	$1,039	$860	21%

	Year ended December 31, 2011 vs. 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	16%	2%	(3)%	8%
Performance Products	20%	2%	(1)%	3%
Advanced Materials	7%	3%	—	—
Textile Effects	—	3%	—	(9)%
Pigments	34%	4%	(1)%	(2)%
Total Company	16%	3%	3%	5%

	Fourth Quarter 2011 vs. Third Quarter 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	(2)%	(2)%	—	(10)%
Performance Products	(1)%	(1)%	(4)%	(5)%
Advanced Materials	(2)%	(3)%	1%	(6)%
Textile Effects	(3)%	(3)%	—	7%
Pigments	7%	(3)%	1%	(17)%
Total Company	(2)%	(2)%	1%	(9)%

(1)
Excludes revenues and sales volumes from tolling arrangements and byproducts.

NM—Not Meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for 2011 compared to 2010 was primarily due to higher average selling prices and higher sales volumes. MDI average selling prices increased primarily in response to higher raw material costs, improved demand and the strength of major European currencies against the U.S. dollar. PO/MTBE average selling prices increased primarily in response to higher raw material costs and industry supply constraints in the first half of 2011. MDI sales volumes increased primarily in response to improved demand in the insulation, automotive and composite wood panels sectors. PO/MTBE sales volumes increased compared to 2010 primarily due to a planned maintenance outage at our Port Neches, Texas facility during 2010. The increase in segment EBITDA was primarily due to higher sales volumes and margins, partially offset by higher manufacturing and selling, general and administrative costs. Segment EBITDA in 2010 was also negatively impacted by an estimated $40 million as a result of the planned maintenance outage at our Port Neches, Texas facility.

Performance Products

        The increase in revenues in our Performance Products segment for 2011 compared to 2010 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased across all product groups principally in response to higher raw material costs and the strength of major European currencies against the U.S. dollar. Sales volumes increased mainly due to higher demand for ethyleneamines and EG, offset by lower sales of other amines and European surfactants. In addition, sales volumes increased as a result of our consolidation of the Sasol-Huntsman joint venture and our acquisition of the chemical business of Laffans Petrochemicals Limited (the "Laffans Acquisition"), both in April 2011. The increase in segment EBITDA was primarily due to higher sales volumes and higher margins as selling prices increased faster than raw material prices, partially offset by increased fixed costs. In addition, in 2011, we recorded a gain of $12 million in connection with the consolidation of the Sasol-Huntsman joint venture, and in 2010, we recorded a nonrecurring $18 million credit to appropriately reflect our investment in the Sasol-Huntsman joint venture.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for 2011 compared to 2010 was primarily due to higher average selling prices partially offset by lower sales volumes. Average selling prices increased in all regions and across the entire product portfolio in response to higher raw material costs and the strength of major European currencies against the U.S. dollar. Sales volumes decreased in the Asia-Pacific region, primarily as a result of lower demand in the wind energy market, as well as in Europe and the Americas, while sales volumes increased in India. The decrease in segment EBITDA was primarily due to lower margins, the impact of stronger major European currencies against the U.S. dollar, higher manufacturing and selling, general and administrative costs and higher restructuring, impairment and plant closing costs. During 2011 and 2010, our Advanced Materials segment recorded restructuring, impairment and plant closing charges (credits) of $20 million and $(2) million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Textile Effects

        The decrease in revenues in our Textile Effects segment for 2011 compared to 2010 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased due to weak retail demand and customer manufacturing constraints. Average selling prices increased primarily from the strength of major international currencies against the U.S. dollar. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing costs, lower sales volumes and the negative foreign currency impact of a stronger Swiss franc against the U.S. dollar on our manufacturing and selling, general and administrative costs. During 2011 and 2010, our Textile Effects segment recorded restructuring, impairment and plant closing charges of $135 and $15 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Pigments

        The increase in revenues in our Pigments segment for 2011 compared to 2010 was due to higher average selling prices partially offset by lower sales volumes. Average selling prices increased in all regions of the world driven principally by higher raw materials costs and stronger overall market demand during the first half of 2011. Sales volumes decreased primarily due to decreased global demand in the last quarter of 2011, particularly in the Asia-Pacific, Africa, Middle East and Latin America regions. The increase in segment EBITDA was primarily due to higher margins, partially offset by higher manufacturing and selling, general and administrative costs.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, last-in first-out ("LIFO") inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs and nonoperating income and expense. For 2011, EBITDA from Corporate and other increased by $148 million to a loss of $236 million from a loss of $384 million for 2010. The increase in EBITDA from Corporate and other for 2011 resulted primarily from a decrease in loss on early extinguishment of debt of $176 million ($7 million of losses in 2011 compared to $183 million of losses in 2010), an increase in treasury gains of $7 million ($11 million in gains in 2011 compared to $4 million in gains in 2010), a decrease in restructuring costs of $3 million ($2 million in losses in 2011 compared to $5 million in losses in 2010), a decrease in merger-related expenses of $4 million and an increase in the extraordinary gain on the Textile Effects Acquisition of $5 million ($4 million gain in 2011 compared to $1 million loss in 2010), and was partially offset by a $32 million increase in Legal Settlements ($40 million loss in 2011 compared to $8 million loss in 2010), a $4 million increase in LIFO inventory valuation expense ($22 million of expense in 2011 compared to $18 million of expense in 2010) and a $5 million loss during 2011 in benzene purchases, raw material purchased to supply our Polyurethanes and Performance Products businesses. For more information regarding the loss on early extinguishment of debt, see "Note 14. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. For more information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations and Dispositions—Textile Effects Acquisition" to our consolidated financial statements.

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For 2011, EBITDA from Corporate and other decreased by $12 million to a loss of $236 million from a loss of $224 million for 2010. The decrease in EBITDA from Corporate and other for 2011 resulted primarily from a $32 million increase in Legal Settlements ($40 million loss in 2011 compared to $8 million loss in 2010), a $4 million increase in LIFO inventory valuation expense ($22 million of expense in 2011 compared to $18 million of expense in 2010), a $5 million loss during 2011 in benzene purchases, raw material purchased to supply our Polyurethanes and Performance Products businesses, and a $10 million decrease in operating income due to the sale of corporate assets to Huntsman Corporation in 2010, and was partially offset by a decrease in loss on early extinguishment of debt of $30 million ($7 million of losses in 2011 compared to $37 million of losses in 2010), an increase in treasury gains of $7 million ($11 million in gains in 2011 compared to $4 million in gains in 2010), a decrease in restructuring costs of $3 million ($2 million in losses in 2011 compared to $5 million in losses in 2010) and an increase in the extraordinary gain on the Textile Effects Acquisition of $5 million ($4 million gain in 2011 compared to $1 million loss in 2010). For more information regarding the loss on early extinguishment of debt, see "Note 14. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations and Dispositions—Textile Effects Acquisition" to our consolidated financial statements.

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The income (loss) from discontinued operations represents the operating results, legal costs, partial fire insurance settlement gains and related litigation costs, and restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. During 2010, we recognized a $110 million pretax gain in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, offset in part by related income taxes, legal and other costs. For more information, see "Note 25. Discontinued Operations" to our consolidated financial statements.

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

  •
  Our net interest expense for 2010 decreased by $9 million, or 4%, as compared with 2009, resulting primarily from a $12 million reduction in interest expense recognized in 2010 related to the ineffective portion of a cross currency swap and lower average outstanding debt balances, offset in part by higher interest expense associated with our accounts receivable securitization programs ("A/R Programs"). The net interest expense of Huntsman International for 2010 increased by $8 million, or 3%, as compared with 2009, resulting primarily from higher interest expense associated with our A/R Programs, offset by a $12 million reduction in interest expense recognized in 2010 related to the ineffective portion of a cross currency swap. For more information concerning the cross currency swap, see "Note 15. Derivative Instruments and Hedging Activities—Foreign Exchange Rate Risk" to our consolidated financial statements. Upon the adoption of new accounting guidance in 2010, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 14. Debt" to our consolidated financial statements.

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

  •
  Expenses associated with the Terminated Merger and related litigation in 2010 consisted primarily of $3 million of bonuses paid to certain members of the Board of Directors, upon the recommendation of an independent committee of the Board of Directors, for their efforts in connection with the litigation with Hexion and Apollo following the Terminated Merger. Income associated with the Terminated Merger and related litigation for 2009 consisted primarily of an $868 million gain related to the settlement agreement reached in our litigation with the banks that had entered into a commitment letter to provide funding for the Hexion Merger (the "Texas Bank Litigation Settlement Agreement"), offset in part by litigation-related fees and employee retention bonuses. For more information, see "Note 24. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements.

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

  •
  Income from discontinued operations, net of tax, for 2010 was $42 million as compared to a loss of $19 million in 2009. This increase resulted principally from a $110 million pretax gain from the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by related income taxes, legal and other costs and by a $19 million loss from the recognition of cumulative currency translation losses upon the substantial liquidation of our former Australian styrenics business. See "Note 25. Discontinued Operations" to our consolidated financial statements.

  •
  During 2010, we recorded an extraordinary loss on the acquisition of a business, net of tax, of $1 million resulting from the settlement of contingent purchase price consideration related to the Textile Effects Acquisition offset in part by the reimbursement by Ciba of certain costs pursuant to the acquisition agreements. During 2009, we recorded an extraordinary gain on the acquisition of a business, net of tax, of $6 million related principally to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements. For more information, see "Note 3. Business Combinations and Dispositions—Textile Effects Acquisition" to our consolidated financial statements.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year ended December 31,
			Percent Change
	2010	2009
Revenues
Polyurethanes	$3,605	$3,005	20%
Performance Products	2,659	2,090	27%
Advanced Materials	1,244	1,059	17%
Textile Effects	787	691	14%
Pigments	1,213	960	26%
Eliminations	(258)	(140)	84%

Total	$9,250	$7,665	21%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$319	$388	(18)%
Performance Products	363	246	48%
Advanced Materials	143	59	142%
Textile Effects	1	(64)	NM
Pigments	205	(25)	NM
Corporate and other	(384)	651	NM

Subtotal	647	1,255	(48)%
Discontinued Operations	53	(97)	NM

Total	$700	$1,158	(40)%

Huntsman International
Segment EBITDA
Polyurethanes	$319	$388	(18)%
Performance Products	363	246	48%
Advanced Materials	143	59	142%
Textile Effects	1	(64)	NM
Pigments	205	(25)	NM
Corporate and other	(224)	(178)	26%

Subtotal	807	426	89%
Discontinued Operations	53	(97)	NM

Total	$860	$329	161%

	Year ended December 31, 2010 vs. 2009
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	6%	(1)%	11%	4%
Performance Products	10%	—	(4)%	21%
Advanced Materials	3%	(1)%	4%	11%
Textile Effects	7%	1%	—	6%
Pigments	12%	(2)%	(1)%	17%
Total Company	11%	(1)%	—	11%

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

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, (expenses) income associated with the Terminated Merger and related litigation, unallocated restructuring, impairment and plant closing costs, extraordinary gain (loss) on the acquisition of a business, loss on accounts receivable securitization program (for periods prior to 2010) and non-operating income and expense. For 2010, EBITDA from Corporate and other items decreased by $1,035 million to a loss of $384 million from earnings of $651 million for 2009. The decrease in EBITDA from Corporate and other for 2010 resulted primarily from a gain of $835 million in 2009 related to the Texas Bank Litigation Settlement Agreement. For more information, see "Note 24. (Expenses) Income Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements. Additionally, the decrease in EBITDA from Corporate and other was also attributable to an increase in loss on early extinguishment of debt of $162 million ($183 million of losses in 2010 compared to $21 million of losses in 2009), an increase of LIFO inventory valuation expense of $32 million ($18 million of expense in 2010 compared to $14 million of income in 2009), a $13 million decrease in unallocated foreign exchange gains ($3 million in gains in 2010 compared to $16 million in gains in 2009), a $7 million decrease in the extraordinary gain on the Textile Effects Acquisition ($1 million loss in 2010 compared to $6 million gain in 2009), and an increase in legal settlements of $8 million. For more information regarding the loss on early extinguishment of debt, see "Note 14. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations and Dispositions—Textile Effects Acquisition" to our consolidated financial statements. The decrease in EBITDA was partially offset by a $23 million reduction in loss on accounts receivable securitization program. Upon the adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 14. Debt—A/R Programs" to our consolidated financial statements.

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, extraordinary gain (loss) on the acquisition of a business, loss on accounts receivable securitization program (for periods prior to 2010) and non-operating income and expense. For 2010, EBITDA from Corporate and other items decreased by $46 million to a loss of $224 million from a loss of $178 million for 2009. The decrease in EBITDA from Corporate and other for 2010 resulted primarily from an increase of LIFO inventory valuation expense of $32 million ($18 million of expense in 2010 compared to $14 million of income in 2009), a $13 million decrease in unallocated foreign exchange gains ($3 million in gains in 2010 compared to $16 million in gains in 2009), an increase in loss on early extinguishment of debt of $16 million ($37 million of losses in 2010 compared to $21 million of losses in 2009), and an increase in legal settlements of $8 million. For more information regarding the loss on early extinguishment of debt, see "Note 14. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. The decrease to EBITDA was partially offset by a $23 million reduction in loss on accounts receivable securitization program. Upon the adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning January 1, 2010. For more information, see "Note 14. Debt—A/R Programs" to our consolidated financial statements.

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The results of these former businesses are included in discontinued operations for all periods presented.

        Income from discontinued operations, net of tax, for 2010 was $42 million as compared to a loss of $19 million in 2009. The increase in income from discontinued operations resulted principally from a $110 million pretax gain recognized in the second quarter of 2010 in connection with the final settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms, offset in part by related income taxes, legal and other costs and by a $19 million loss from the recognition of cumulative currency translation losses upon the substantial liquidation of our former Australian styrenics business. See "Note 25. Discontinued Operations" to our consolidated financial statements.

Liquidity and Capital Resources

        The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

Cash Flows for Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

        Net cash provided by (used in) operating activities for 2011 and 2010 was $365 million and $(58) million, respectively. The increase in cash provided by operating activities during 2011 compared to 2010 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and to a $420 million favorable variance in operating assets and liabilities for 2011 as compared with 2010. Upon the adoption of new accounting guidance on January 1, 2010, sales of accounts receivable under our A/R Programs no longer meet the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings and were included on our balance sheet. As a result of the adoption of this new guidance, accounts receivable increased by $254 million and a corresponding increase in cash used in operating activities was reflected in the statement of cash flows for 2010.

        Net cash used in investing activities for 2011 and 2010 was $280 million and $182 million, respectively. During 2011 and 2010, we paid $327 million and $202 million, respectively, for capital expenditures, net of reimbursements. During 2011, we paid $34 million, net of cash acquired, for the Laffans Acquisition and the acquisition of an MDI-based polyurethanes systems house in Istanbul, Turkey. On April 1, 2011, we began consolidating the Sasol-Huntsman joint venture and assumed its cash balance of $28 million. During 2011, we sold businesses and assets for $48 million, including the sale of our former stereolithography resin and Digitalis® machine manufacturing businesses for $41 million. During 2011, we received $32 million of dividends from our unconsolidated joint ventures, Louisiana Pigment Company, L.P. and BASF Huntsman Shanghai Isocyanate Investment B.V. and made investments in Louisiana Pigment Company, L.P. of $26 million. During 2010, we received proceeds of $110 million from the settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas facility, $34 million of which was reflected in the statement of cash flows as investing activities.

        Net cash used in financing activities for 2011 and 2010 was $490 million and $543 million, respectively. This decrease in net cash used in financing activities was primarily due to higher net repayments of debt in 2010 as compared to 2011 and a $154 million reduction in call premiums paid related to early extinguishment of debt in 2010, offset in part by the repurchase of $50 million of common stock in 2011 and by the on-balance sheet treatment of our A/R Programs in 2010. For more information regarding the call premiums paid, see "Note 14. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. For more information regarding the repurchase of common stock, see "Note 21. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our consolidated financial statements.

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

        Net cash used in investing activities for 2010 and 2009 was $182 million and $205 million, respectively. During 2010 and 2009, we paid $202 million and $189 million, respectively, for capital expenditures, net of reimbursements. This increase in net capital expenditures was largely attributable to higher 2010 spending on maintenance and environmental projects, offset in part by $34 million of reimbursed capital expenditures in 2010. During 2010, we received proceeds of $110 million from the settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas plant, $34 million of which was reflected in the investing activities section of the statement of cash flows as a reimbursement of capital expenditures. In connection with the consolidation of Arabian Amines Company in the third quarter of 2010, we assumed $14 million of cash. For more information, see "Note 6. Investment in Unconsolidated Affiliates" and "Note 7. Variable Interest Entities" to our consolidated financial statements. During 2009, we paid $31 million for the acquisition of the Baroda Division of Metrochem Industries Limited.

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

Changes in Financial Condition

        The following information summarizes our working capital (dollars in millions):

	December 31, 2011	Less: Laffans Acquisition and Consolidation of Sasol-Huntsman(1)	Subtotal	December 31, 2010	(Decrease) Increase	Percent Change
Cash and cash equivalents	$554	$(28)	$526	$966	$(440)	(46)%
Restricted cash	8	—	8	7	1	14%
Accounts receivable, net	1,534	(37)	1,497	1,428	69	5%
Inventories	1,539	(8)	1,531	1,396	135	10%
Prepaid expenses	46	—	46	46	—	—
Deferred income taxes	20	—	20	1	19	NM
Other current assets	245	(2)	243	164	79	48%

Total current assets	3,946	(75)	3,871	4,008	(137)	(3)%

Accounts payable	912	(22)	890	887	3	—
Accrued liabilities	695	(2)	693	628	65	10%
Deferred income taxes	7	—	7	19	(12)	(63)%
Current portion of debt	212	(3)	209	519	(310)	(60)%

Total current liabilities	1,826	(27)	1,799	2,053	(254)	(12)%

Working capital	$2,120	$(48)	$2,072	$1,955	$117	6%

(1)
Represents opening balance sheet amounts related to the Laffans Acquisition and the consolidation of the Sasol-Huntsman joint venture.

  Excluding the effects of the Laffans Acquisition and the consolidation of the Sasol-Huntsman joint venture, our working capital increased by $117 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $440 million resulted from the matters identified in the consolidated statements of cash flows.

  •
  Accounts receivable increased by $69 million mainly due higher sales prices and volumes, offset in part by the impact of foreign currency translation.

  •
  Inventories increased by $135 million mainly due to higher raw material costs and higher inventory volumes necessary to support increased sales.

  •
  Other current assets increased by $79 million mainly due to higher bank accepted drafts with maturities greater than 90 days at receipt and higher taxes receivable.

  •
  The increase in accounts payable of $3 million was primarily due to higher inventory costs, offset by the impact of foreign currency translation.

  •
  The increase in accrued liabilities of $65 million resulted primarily from higher legal accruals, higher restructuring accruals, higher deferred revenue and higher income taxes payable.

  •
  Current portion of debt decreased by $310 million due to the refinancing of our A/R Programs in April 2011 which resulted in the reclassification of $223 million of debt classified as current portion of debt at December 31, 2010 to long-term debt in 2011. In addition, we prepaid $100 million of our 7.375% senior subordinated notes due 2015 on January 18, 2011; this amount was classified as current portion of debt at December 31, 2010.

Direct and Subsidiary Debt

        Huntsman Corporation's direct debt and guarantee obligations consist of the following: guarantees of certain debt of HPS (our Chinese MDI joint venture); a guarantee of certain debt of our Australian subsidiaries; and certain indebtedness incurred from time to time to finance certain insurance premiums.

        Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Senior Credit Facilities

        As of December 31, 2011, our senior secured credit facilities ("Senior Credit Facilities") consisted of our revolving facility ("Revolving Facility"), our term loan B facility ("Term Loan B"), our Term Loan C and our extended term loan B facility ("Extended Term Loan B") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$300	$—	$—	(1)	USD LIBOR plus 3.00%	2014	(3)
Term Loan B	NA	$652	$652		USD LIBOR plus 1.50%	2014	(3)
Term Loan C	NA	$427	$394		USD LIBOR plus 2.25%	2016	(3)
Extended Term Loan B	NA	$650	$650		USD LIBOR plus 2.50%	2017	(3)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $20 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of December 31, 2011, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 2%.

(3)
The maturity of the Extended Term Loan B will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to refinance or repay our outstanding 5.50% senior notes due 2016 at least three months prior to the maturity date of such notes.

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

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things, extended $650 million of aggregate principal of Term Loan B to a stated maturity of April 2017. As noted in the table above, after the amendment, as of December 31, 2011, we have $652 million outstanding on Term Loan B with maturity of April 2014 and $650 million outstanding on Extended Term Loan B with a maturity of April 2017. The amendment increased the interest rate margin with respect to Extended Term Loan B by 1.0%. Extended Term Loan B will amortize in an amount equal to 1.0% of the principal amount, payable annually commencing on March 31, 2012. The amendment also grants Huntsman International the right to request an extension of the remaining principal balance of Term Loan B to the stated maturity date of Extended Term Loan B.

        During 2010, we took the following actions with respect to our Senior Credit Facilities:

  •
  On March 9, Huntsman International entered into the Fifth Amendment to the Credit Agreement which replaced certain agent banks, extended the stated maturity of the Revolving Facility and amended certain other terms.

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

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. special purpose entity ("U.S. SPE") and a European special purpose entity ("EU SPE"). We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs was as follows (monetary amounts in millions):

December 31, 2011
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2014	$250	$90(4)	Applicable Rate plus 1.50% - 1.65%
EU A/R Program	April 2014	€225 (approximately $291)	€114 (approximately $147)	Applicable Rate plus 2.0%

December 31, 2010
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	October 2012	$125	$27.5	USD LIBOR rate plus 3.75%
U.S. A/R Program	October 2011	$125	$27.5	CP rate plus 3.50%
EU A/R Program	October 2011	€225 (approximately $297)	€139 (approximately $183)	GBP LIBOR rate, USD LIBOR rate or EURIBOR rate plus 3.75%

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

(3)
Applicable rate for the U.S. A/R Program is defined by the lender as either USD LIBOR or CP rate. Applicable rate for our European A/R Program ("EU A/R Program") is either GBP LIBOR, USD LIBOR or EURIBOR.

(4)
As of December 31, 2011, we had approximately $4 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program ("U.S. A/R Program").

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

        Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings as of January 1, 2010. During 2009, we recorded a loss on the off-balance sheet accounts receivable securitization program of $23 million.

        As of December 31, 2011 and December 31, 2010, $633 million and $552 million respectively, of accounts receivable were pledged as collateral under the A/R Programs.

Notes

        As of December 31, 2011, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
Senior Notes	June 2016	5.500% (1)	$600 ($472 carrying value)
Senior Subordinated Notes	March 2021	8.625%	$530 ($543 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	January 2015	7.500%	€ 64 (approximately $83)

(1)
The effective interest rate at issuance was 11.73%.

        Our notes are governed by indentures which impose certain limitations on Huntsman International, including among other things limitations on the incurrence of debt, distributions, certain restricted payments, asset sales, and affiliate transactions. The notes are unsecured obligations and are guaranteed by certain subsidiaries named as guarantors.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the years ended December 31, 2011 and 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
Three months ended December 31, 2011	6.875% Senior Subordinated Notes due 2013	€70 (approximately $94)	€71 (approximately $96)	$2
Three months ended September 30, 2011	6.875% Senior Subordinated Notes due 2013	€14 (approximately $19)	€14 (approximately $19)	$—
Three months ended September 30, 2011	7.5% Senior Subordinated Notes due 2015	€12 (approximately $17)	€12 (approximately $17)	$—
July 25, 2011	7.375% Senior Subordinated Notes due 2015	$75	$77	$2
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3
November 29, 2010	7.875% Senior Subordinated Notes due 2014	$88	$92	$3
November 26, 2010	7.875% Senior Subordinated Notes due 2014	$100	$104	$4
October 12, 2010	7.875% Senior Subordinated Notes due 2014	$159	$165	$7
September 27, 2010	6.875% Senior Subordinated Notes due 2013	€132 (approximately $177)	€137 (approximately $183)	$7
March 17, 2010	6.875% Senior Subordinated Notes due 2013	€184 (approximately $253)	€189 (approximately $259)	$7
March 17, 2010	7.50% Senior Subordinated Notes due 2015	€59 (approximately $81)	€59 (approximately $81)	$2
January 11, 2010(1)	7.00% Convertible Notes due 2018	$250	$382	$146

(1)
The convertible notes due 2018 were issued to Apollo in December 2008 as part of a settlement agreement with Apollo. These convertible notes, which would have matured on December 23, 2018, bore interest at the rate of 7% per year and were convertible into approximately 31.8 million shares of our common stock at any time by the holders.

        For the year ended December 31, 2011, we and Huntsman International recorded a loss on early extinguishment of debt of $7 million. For the year ended December 31, 2010, in connection with redemptions described in the table above, we recorded a loss on early extinguishment of debt of $176 million, and Huntsman International recorded a loss on early extinguishment of debt of $30 million. As noted in "—Senior Credit Facilities" above, we and Huntsman International also recognized a $7 million loss on early extinguishment of debt in 2010 on the prepayment of $274 million of Term Loans. For the year ended December 31, 2009, we and Huntsman International recorded a loss on early extinguishment of debt of $21 million each.

Variable Interest Entity Debt

        On April 1, 2011 we began consolidating Sasol-Huntsman which was previously accounted for under the equity method. See "Note 7. Variable Interest Entities." Sasol-Huntsman has a facility agreement for a €77 million (approximately $100 million) term loan facility and a €5 million (approximately $6 million) revolving facility. As of December 31, 2011, Sasol-Huntsman had no borrowings under the revolving facility and had €73 million (approximately $95 million) outstanding under the term loan facility. The facility will be repaid over semiannual installments, with the final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman.

        As of December 31, 2011, Arabian Amines Company had $186 million outstanding under its loan commitments and debt financing arrangements which consisted of the following:

  •
  A loan facility from Saudi Industrial Development Fund (the "SIDF Facility") with SAR 482 million (approximately $129 million) outstanding. Repayment of the loan is to be made in semiannual installments that are scheduled to begin in 2012, with final maturity in 2018. The loan is secured by a mortgage over the fixed assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A multipurpose Islamic term facility with $57 million outstanding. This facility is scheduled to be repaid in semiannual installments, with final maturity in 2022.

Other Debt

        During the year ended December 31, 2011, HPS repaid $4 million and RMB 151 million (approximately $24 million) of term loans and working capital loans under its secured facilities. In addition, during the year ended December 31, 2011, HPS refinanced RMB 38 million (approximately $6 million) in working capital loans and borrowed an additional RMB 145 million (approximately $23 million) in working capital loans with maturity in 2014. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and approximately 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2011, HPS had $12 million and RMB 474 million (approximately $75 million) term loan and working capital borrowings under these secured facilities. As of December 31, 2011, the interest rate was approximately 1% for U.S. dollar borrowings and 6% for RMB borrowings. We have guaranteed certain of these loans.

        As of December 31, 2011, HPS also had RMB 499 million (approximately $79 million) outstanding under a loan facility for working capital loans and discounting commercial drafts with recourse, which is classified as current portion of debt on the accompanying consolidated balance sheets. Interest is calculated using a Peoples Bank of China rate plus the applicable margin. The all-in rate as of December 31, 2011 was approximately 6%.

        As of December 31, 2011, our Australian subsidiary has A$26 million (approximately $26 million) outstanding under its credit facility. The credit facility is comprised of a revolving facility with A$14 million (approximately $14 million) outstanding and a term facility with A$12 million

(approximately $12 million) outstanding. On September 1, 2011, our Australian subsidiary entered into an amendment with the lender to modify certain terms of the credit facility.

        During the third quarter of 2011, we incurred other debt related to the financing of our insurance premiums in connection with our annual renewal in July 2011. As of December 31, 2011, the outstanding amount of financed insurance premiums was $15 million, all of which was classified as current portion of debt on the accompanying consolidated balance sheets.

Note Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2011, we had a loan of $535 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2011 on the accompanying consolidated balance sheets. As of December 31, 2011, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

Compliance with Covenants

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our material financing arrangements contain certain covenants with which we must comply. A failure to comply with a covenant could result in a default under a financing arrangement if not waived or amended. A default under these material financing arrangements generally allows debt holders the option to declare the underlying debt obligations immediately due and payable.

        Furthermore, certain of our material financing arrangements contain cross default and cross acceleration provisions under which a failure to comply with the covenants in one financing arrangement may result in an event of default under another financing arrangement.

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

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2011, we had $1,043 million of combined cash and unused borrowing capacity, consisting of $562 million in cash and restricted cash, $280 million in availability under our Revolving Facility, and $201 million in availability under our A/R Programs. As of December 31, 2011, we had approximately $209 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Our intent is to use cash held in these foreign subsidiaries to fund our local operations, but should we need to repatriate this cash by way of dividends we could be subject to certain adverse tax consequences. For more information, see "Note 18. Income Taxes" to our consolidated financial statements. Cash held by certain foreign subsidiaries, including our variable interest entities ("VIEs"), may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Our accounts receivable and inventory, net of accounts payable, increased by approximately $258 million during 2011, as reflected in our consolidated statement of cash flows. We expect volatility in our working capital components to continue.

  •
  During 2012, we expect to spend approximately $425 million on capital expenditures. We expect to fund this spending with cash provided by operations.

  •
  On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of December 31, 2011, we had restructuring accruals of $6 million and environmental remediation accruals of $32 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

  •
  During 2011, we made contributions to our pension and postretirement benefit plans of $168 million. During 2012, we expect to contribute an additional amount of approximately $154 million to these plans.

  •
  During 2011, Huntsman International redeemed $175 million of its 7.375% senior subordinated notes due 2015, €84 million (approximately $113 million) of its 6.875% senior subordinated notes due 2013 and €12 million (approximately $17 million) of its 7.50% senior subordinated notes due 2015.

  •
  During 2011, our Advanced Materials segment commenced with the reorganization of our global structure and relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas. During 2011, our Advanced Materials segment recorded net charges of $20 million primarily related to this activity. We expect to incur additional charges of $1 million through December 31, 2012 related to the relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas. On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including a closure of our production facilities and business support offices in Basel, Switzerland. In connection with this plan during 2011, we recorded a charge of $62 million for workforce reduction and a noncash $53 million charge for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility. In addition, we expect to accrue additional restructuring and plant closing costs of approximately $25 million through 2014. We expect to spend approximately $20 million for capital expenditures related to this restructuring program over the next several years.

  •
  On August 5, 2011, we announced that our Board of Directors has authorized our Company to repurchase up to $100 million in shares of our common stock. During 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. As of December 31, 2011, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases. These repurchases may be commenced or suspended from time to time without prior notice.

        As of December 31, 2011, we had $212 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities including an HPS borrowing facility in China with $79 million outstanding, our Australian credit facilities with $18 million classified as current, our scheduled Senior Credit Facilities amortization payments in 2012 totaling $18 million, and certain other short term facilities and scheduled amortization payments totaling $97 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2011 are summarized below (dollars in millions):

	2012	2013 - 2014	2015 - 2016	After 2016	Total
Long-term debt, including current portion	$212	$1,059	$1,032	$1,639	$3,942
Interest(1)	228	428	346	309	1,311
Operating leases(5)	77	135	95	148	455
Purchase commitments(2)	685	325	163	94	1,267

Total(3)(4)	$1,202	$1,947	$1,636	$2,190	$6,975

(1)
Interest calculated using interest rates as of December 31, 2011 and contractual maturity dates assuming no refinancing or extension of debt instruments.

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

(3)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows (dollars in millions):

	2012	2013 - 2014	2015 - 2016	5-Year Average Annual
Pension plans	$142	$266	$274	$89
Other postretirement obligations	12	24	22	11
(4)
The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. For additional discussion on unrecognized tax benefits, see "Note 18. Income Taxes" to our consolidated financial statement.

(5)
Future minimum lease payments have not been reduced by minimum sublease rentals of $28 million due in the future under noncancelable subleases.

Off-Balance Sheet Arrangements

Receivables Securitization

        For a discussion of our former off-balance sheet A/R Programs, see "Note 14. Debt—A/R Programs" to our consolidated financial statements. Beginning in 2010, receivables transferred into the A/R Programs no longer met criteria for derecognition and amounts outstanding are accounted for as secured borrowings.

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

        Management, with the advice of its actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(28)	$(420)
—1% decrease	34	486
Expected return on assets
—1% increase	(26)	—
—1% decrease	26	—
Rate of compensation increase
—1% increase	18	103
—1% decrease	(17)	(98)

(1)
Estimated increase (decrease) on 2011 net periodic benefit cost

(2)
Estimated increase (decrease) on December 31, 2011 pension and postretirement liabilities and accumulated other comprehensive (loss) income

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

        We tested goodwill for impairment at the beginning of the third quarter of 2011 as part of the annual impairment testing procedures and determined that no goodwill impairment existed. Our most recent fair value determination resulted in an amount that exceeded the carrying amount of our Advanced Materials reporting unit by a substantial margin. The goodwill associated with our maleic anhydride reporting unit within our Performance Products division was recorded at fair value during the second quarter of 2011 when Sasol-Huntsman was first consolidated, approximately three months before our annual impairment testing took place. As such, no detailed impairment analysis was performed for the goodwill in this reporting unit at the beginning of the third quarter of 2011. Given the profitability in our maleic anhydride business, we believe that if a detailed analysis had been performed it would not have resulted in an impairment of this goodwill.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2011, we had total valuation allowances of $756 million. Please see "Note 18. Income Taxes" to our consolidated financial statements for more information regarding our valuation allowances.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, the Company does not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were approximately $226 million at December 31, 2011. It is not practicable to determine the unrecognized deferred tax liability on those earnings. We have material inter-company debt obligations owed by our non-U.S. subsidiaries to the U.S. The Company does not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation and our ability to return cash to the U.S. through payments of inter-company debt owned by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividend we will utilize our inter-company debt. If any earnings were repatriated via dividend, the Company would need to accrue and pay taxes on the distributions.

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

Inventories

        Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Market is determined based on net realizable value for finished goods inventories and replacement cost for raw materials and work-in-process inventories. In periods of declines in the selling prices of our finished products, inventory carrying values may exceed the net realizable value upon sale, resulting in a lower of cost or market charge. We evaluate the need for a lower of cost or market adjustment to inventories based on the period-end selling prices of our finished products.

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

        Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2011, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for 2011 would have been approximately $29 million less or $33 million greater, respectively.

        We are required to evaluate the carrying value of our plant assets whenever events indicate that such carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups that are largely independent of the cash flows of other asset groups to their carrying values. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. In connection with our asset evaluation policy, we reviewed all of our long-lived assets for indicators that the carrying value may not be recoverable. With the exception of the long-lived assets at our Textile Effects Basel, Switzerland manufacturing facility, we determined that such indicators did not exist during the year ended December 31, 2011. In connection with the announced plans to significantly restructure the Textile Effects business, we recorded a charge of $53 million for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility in the third quarter of 2011. For further discussion of this impairment charge, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs primarily in our Textile Effects, Advanced materials and Pigments segments. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the currently recorded estimate. For further discussion of our restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Revenue Recognition

        We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectability is reasonably assured and pricing is fixed or determinable. The transfer of risk and title to the product to the customer usually occurs at the time shipment is made.

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

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit

Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2011 and 2010, the fair value of the hedge was $(3) million and $(2) million respectively, and was recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of December 31, 2011 and 2010, the fair value of the hedge was $(3) million and $(2) million respectively and was recorded in other noncurrent liabilities.

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as a cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of December 31, 2011, the combined fair value of these two hedges was $(1) million and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the hedge as of December 31, 2011 was €51 million (approximately $66 million) and the derivative transactions do not qualify for hedge accounting. As of December 31, 2011, the fair value of this hedge was €(3) million (approximately $3 million) and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets. For 2011, we recorded interest expense of €2 million (approximately $2 million) due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the swap as of December 31, 2011 was $38 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2011 and 2010, the fair value of the swap was $(6) million and $(5) million respectively and was recorded as other noncurrent liabilities on the accompanying consolidated balance sheets. For 2011 and 2010, we recorded additional (reduction of) interest expense of $1 million and $(1) million respectively due to changes in fair value of the swap.

        For the years ended December 31, 2011 and 2010, the changes in accumulated other comprehensive (loss) income associated with these cash flow hedging activities was approximately $4 million and $5 million, respectively.

        During 2012, accumulated other comprehensive income (loss) of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2011 and 2010, we had approximately $263 million and $183 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay € 255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2011 and December 31, 2010, the fair value of this swap was $27 million and $19 million respectively and was recorded as noncurrent assets in our consolidated balance sheet. For 2011 and 2010, the effective portion of the changes in the fair value of $8 million and $7 million respectively in other comprehensive income, and we recorded the ineffective portion of nil and $12 million respectively as an (addition) reduction to interest expense. On July 15, 2010, we changed the method of assessing the effectiveness of this hedge from the spot method to the forward method, which we believe will reduce the ineffective portion and lower volatility in interest expense in future periods.

        A portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future ("permanent loans") and the designation of certain debt and swaps as net investment hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt to determine the appropriate amounts designated as hedges. As of December 31, 2011, we have designated approximately €319 million (approximately $412 million) of euro-denominated debt as a hedge of our net investment. For the years ended December 31, 2011, 2010 and 2009, the amount of (loss) gain recognized on the hedge of our net investment was $5 million, $34 million and $(5) million, respectively, and was recorded in other comprehensive income (loss). As of December 31, 2011, we had approximately €1,162 million (approximately $1,503 million) in net euro assets.

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

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

        Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2011, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework ("COSO").

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

MANAGEMENT'S PROCESS TO ASSESS THE EFFECTIVENESS OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting for our Company and Huntsman International. We involved employees at all levels of our Company during 2011 in training, performing and evaluating our internal controls.

        Our management's conclusion on the effectiveness of internal control over financial reporting is based on a comprehensive evaluation and analysis of the five elements of COSO. Our management considered information from multiple sources as the basis its conclusion—including self-assessments of the control activities within each work process, assessments of division-level and entity-level controls and internal control attestations from key external service providers, as well as from key management. In addition, our internal control processes contain self-monitoring mechanisms, and proactive steps are taken to correct deficiencies as they are identified. We also maintain an internal auditing program that independently assesses the effectiveness of internal control over financial reporting within each of the five COSO elements.

/s/ PETER R. HUNTSMAN Peter R. Huntsman President and Chief Executive Officer	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer
/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller
February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 16, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's application of new accounting guidance related to its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the internal control over financial reporting of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 16, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's application of new accounting guidance related to its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2012

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

(b)
Description of exhibits.

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)

3.2	Third Amended and Restated Bylaws of Huntsman Corporation effective March 24, 2010 (incorporated by reference to Exhibit 3.1(i) to our current report on Form 8-K filed on March 26, 2010)

4.1	Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to Huntsman International LLC's current report on Form 8-K filed on December 23, 2004 (File No. 333-85141))

4.2	Form of Restricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-1 to Exhibit 4.1)

4.3	Form of Restricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-2 to Exhibit 4.1)

4.4	Form of Unrestricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-3 to Exhibit 4.1)

4.5	Form of Unrestricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-4 to Exhibit 4.1)

4.6	Form of Guarantee (included as Exhibit E to Exhibit 4.1)

4.7	Registration Rights Agreement dated as of February 10, 2005, by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))

Number	Description
4.8	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)

4.9	Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005 (File No. 333-85141))

4.10	Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)

4.11	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)

4.12	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)

4.13	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)

4.14	Indenture, dated as of July 6, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 8, 2009)

4.15	Form of 5 1/2% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on July 8, 2009)

4.16	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on July 8, 2009)

4.17	Amended and Restated Indenture, dated as of September 10, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 14, 2009)

4.18	Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)

4.19	Form of 8 5/8% Senior Subordinated Note due 2020 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)

4.20	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)

Number	Description
4.21	Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)

4.22	Form of 8 5/8% Senior Subordinated Note due 2021 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)

4.23	Form of Guarantee (included as Exhibit E to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)

10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)

10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.3	Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011 (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.4	Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.5	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.6	Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.7	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.9	Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))

10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427))

10.11	Consent and First Amendment to Credit Agreement dated December 12, 2005 among the Company, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141)

Number	Description
10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.16	Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006 (File No. 001-32427))

10.17	Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 23, 2007)

10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)

10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)

10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)

10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)

10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)

10.23	Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)

10.24	Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)

10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009)

10.26	Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009)

Number	Description
10.27	Form of Registration Rights Agreement dated as of June 23, 2009, by and among Huntsman International LLC, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 23, 2009)

10.28	Voting Agreement, dated as of June 22, 2009, by and among Huntsman International LLC, Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 23, 2009)

10.29	U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009)

10.30	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009)

10.31	European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009)

10.32	European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009)

10.33	Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 10-Q filed on May 7, 2010)

10.34	Registration Rights Agreement, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2010)

10.35	Registration Rights Agreement, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 30, 2010)

10.36	Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)

Number		Description
10.37		Registration Rights Agreement, dated as of November 12, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 15, 2010)

10.38		Second Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 17, 2011)

10.39		Third Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed on February 17, 2011)

10.40		Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K filed on February 17, 2011)

10.41		Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K filed on February 17, 2011)

10.42		Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K filed on February 17, 2011)

10.43		Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K filed on February 17, 2011)

10.44		Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)

10.45		Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)

10.46		Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)

10.47		Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)

10.48		Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)

10.49		Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)

10.50		Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number		Description
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*†	XBRL Instance Document

101.SCH	*†	XBRL Taxonomy Extension Schema

101.CAL	*†	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	*†	XBRL Taxonomy Extension Label Linkbase

101.PRE	*†	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	*†	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.

†
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

Dated: February 16, 2012

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 16th day of February 2012.

/s/ JON M. HUNTSMAN Jon M. Huntsman Executive Chairman of the Board and Director	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ NOLAN D. ARCHIBALD Nolan D. Archibald Chairman of the Compensation Committee and Director	/s/ WAYNE A. REAUD Wayne A. Reaud Chairman of the Litigation Committee and Director
/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker Director	/s/ M. ANTHONY BURNS M. Anthony Burns Chairman of the Audit Committee and Director
/s/ PATRICK HARKER Patrick Harker Director	/s/ SIR ROBERT MARGETTS Sir Robert Margetts Director
/s/ JON M. HUNTSMAN, JR. Jon M. Huntsman, Jr. Director	/s/ MARY C. BECKERLE Mary C. Beckerle Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International in the capacities indicated on the 16th day of February 2012.

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
/s/ JAMES R. MOORE James R. Moore Executive Vice President, General Counsel, Secretary and Manager

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Huntsman Corporation and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2011, 2010 and 2009	F-4
Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-7
Huntsman International LLC and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-9
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-10
Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2011, 2010 and 2009	F-11
Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009	F-12
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-13
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Consolidated Financial Statements	F-15
Schedules to Consolidated Financial Statements
Schedule to Consolidated Financial Statements, Schedule I—Condensed Financial Information of Registrant (Huntsman Corporation only)	F-116
Schedule to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts (Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries)	F-120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2, 14 and 16 to the consolidated financial statements, the Company adopted new accounting guidance which changed its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2012

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents(a)	$554	$966
Restricted cash(a)	8	7
Accounts and notes receivable (net of allowance for doubtful accounts of $46 and $52, respectively), ($659 and $589 pledged as collateral, respectively)(a)	1,529	1,413
Accounts receivable from affiliates	5	15
Inventories(a)	1,539	1,396
Prepaid expenses	46	46
Deferred income taxes	20	1
Other current assets(a)	245	164

Total current assets	3,946	4,008
Property, plant and equipment, net(a)	3,622	3,605
Investment in unconsolidated affiliates	202	234
Intangible assets, net(a)	91	105
Goodwill	114	94
Deferred income taxes	195	166
Notes receivable from affiliates	5	7
Other noncurrent assets(a)	482	495

Total assets	$8,657	$8,714

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$862	$842
Accounts payable to affiliates	50	45
Accrued liabilities(a)	695	628
Deferred income taxes	7	19
Current portion of debt(a)	212	519

Total current liabilities	1,826	2,053
Long-term debt(a)	3,730	3,627
Notes payable to affiliates	4	4
Deferred income taxes	309	314
Other noncurrent liabilities(a)	1,012	866

Total liabilities	6,881	6,864
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 241,836,001 and 239,549,365 issued and 235,746,087 and 236,799,455 outstanding in 2011 and 2010, respectively	2	2
Additional paid-in capital	3,228	3,186
Treasury stock, 4,043,526 shares at December 31, 2011	(50)	—
Unearned stock-based compensation	(12)	(11)
Accumulated deficit	(947)	(1,090)
Accumulated other comprehensive loss	(559)	(297)

Total Huntsman Corporation stockholders' equity	1,662	1,790
Noncontrolling interests in subsidiaries	114	60

Total equity	1,776	1,850

Total liabilities and equity	$8,657	$8,714

(a)
At December 31, 2011 and 2010, respectively, $44 and $7 of cash and cash equivalents, $2 and nil of restricted cash, $29 and $8 of accounts and notes receivable (net), $47 and $45 of inventories, $1 and $2 of other current assets, $403 and $275 of property, plant and equipment (net), $23 and $7 of intangible assets (net), $21 and $18 of other noncurrent assets, $55 and $56 of accounts payable, $21 and $16 of accrued liabilities, $16 and $15 of current portion of debt, $264 and $185 of long-term debt, and $111 and $109 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2011	2010	2009
Revenues:
Trade sales, services and fees, net	$11,041	$9,049	$7,569
Related party sales	180	201	96

Total revenues	11,221	9,250	7,665
Cost of goods sold	9,381	7,789	6,587

Gross profit	1,840	1,461	1,078
Operating expenses:
Selling, general and administrative	921	861	850
Research and development	166	151	145
Other operating (income) expense	(20)	10	(18)
Restructuring, impairment and plant closing costs	167	29	88

Total expenses	1,234	1,051	1,065

Operating income	606	410	13
Interest expense, net	(249)	(229)	(238)
Loss on accounts receivable securitization program	—	—	(23)
Equity in income of investment in unconsolidated affiliates	8	24	3
Loss on early extinguishment of debt	(7)	(183)	(21)
(Expenses) income associated with the Terminated Merger and related litigation	—	(4)	835
Other income	2	2	—

Income from continuing operations before income taxes	360	20	569
Income tax expense	(109)	(29)	(444)

Income (loss) from continuing operations	251	(9)	125
(Loss) income from discontinued operations, (including gain on disposal
of $1 in 2009), net of tax	(1)	42	(19)

Income before extraordinary gain (loss)	250	33	106
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	4	(1)	6

Net income	254	32	112
Net (income) loss attributable to noncontrolling interests	(7)	(5)	2

Net income attributable to Huntsman Corporation	$247	$27	$114

Net income	$254	$32	$112
Other comprehensive (loss) income	(267)	(11)	203

Comprehensive (loss) income	(13)	21	315
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(4)	1

Comprehensive (loss) income attributable to Huntsman Corporation	$(15)	$17	$316

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND (Continued)

COMPREHENSIVE (LOSS) INCOME

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2011	2010	2009
Basic income (loss) per share:
Income (loss) from continuing operations attributable to
Huntsman Corporation common stockholders	$1.03	$(0.06)	$0.54
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.17	(0.08)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	0.01	—	0.03

Net income attributable to Huntsman Corporation common stockholders	$1.04	$0.11	$0.49

Weighted average shares	237.6	236.0	233.9

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$1.01	$(0.06)	$0.53
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.17	(0.08)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	0.01	—	0.03

Net income attributable to Huntsman Corporation common stockholders	$1.02	$0.11	$0.48

Weighted average shares	241.7	236.0	238.3

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$244	$(14)	$127
(Loss) income from discontinued operations, net of tax	(1)	42	(19)
Extraordinary gain (loss) on the acquisition of a business, net of tax	4	(1)	6

Net income	$247	$27	$114

Dividends per share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive (loss) income
	Common Stock	Common stock	Additional paid-in capital	Treasury Stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2009	233,553,515	$2	$3,141	$—	$(13)	$(1,031)	$(489)	$22	$1,632
Net income	—	—	—	—	—	114	—	(2)	112
Other comprehensive income	—	—	—	—	—	—	202	1	203
Issuance of nonvested stock awards	—	—	8	—	(8)	—	—	—	—
Vesting of stock awards	742,565	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	6	—	10	—	—	—	16
Repurchase and cancellation of stock awards	(214,590)	—	—	—	—	(2)	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2009	234,081,490	2	3,155	—	(11)	(1,015)	(287)	21	1,865
Net income	—	—	—	—	—	27	—	5	32
Other comprehensive loss	—	—	—	—	—	—	(10)	(1)	(11)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	35	35
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	1,939,524	—	9	—	—	—	—	—	9
Recognition of stock-based compensation	—	—	3	—	12	—	—	—	15
Repurchase and cancellation of stock awards	(431,052)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	1,209,493	—	3	—	—	—	—	—	3
Excess tax benefit related to stock- based compensation	—	—	4	—	—	—	—	—	4
Dividends declared on common stock	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2010	236,799,455	2	3,186	—	(11)	(1,090)	(297)	60	1,850
Net income	—	—	—	—	—	247	—	7	254
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	—	—	—	(262)	(5)	(267)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	61	61
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—	—
Vesting of stock awards	2,229,418	—	13	—	—	—	—	—	13
Recognition of stock-based compensation	—	—	5	—	10	—	—	—	15
Repurchase of common stock	(4,043,526)	—	—	(50)	—	—	—	—	(50)
Repurchase and cancellation of stock awards	(507,624)	—	—	—	—	(8)	—	—	(8)
Stock options exercised	1,268,364	—	3	—	—	—	—	—	3
Excess tax benefit related to stock- based compensation	—	—	10	—	—	—	—	—	10
Dividends declared on common stock	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2011	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$114	$1,776

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$254	$32	$112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary (gain) loss on the acquisition of a business, net of tax	(4)	1	(6)
Gain on the consolidation of a variable interest entity	(12)	—	—
Equity in income of investment in unconsolidated affiliates	(8)	(24)	(3)
Dividends received from unconsolidated affiliates	—	—	11
Depreciation and amortization	439	405	442
Provision for (gains) losses on accounts receivable	(4)	6	9
(Gain) loss on disposal of businesses/assets, net	(38)	8	(2)
Loss on early extinguishment of debt	7	183	21
Noncash interest expense	38	22	22
Deferred income taxes	(23)	45	231
Noncash impairment charge	60	2	13
Noncash (gain) loss on foreign currency transactions	(32)	22	(26)
Stock-based compensation	24	27	20
Portion of insurance settlement representing cash provided by investing activities	—	(34)	—
Other, net	(1)	2	1
Changes in operating assets and liabilities:
Accounts and notes receivable	(121)	(183)	(88)
Accounts receivable from A/R Programs	—	(254)	—
Inventories	(161)	(207)	351
Prepaid expenses	(4)	(2)	5
Other current assets	(108)	(5)	(6)
Other noncurrent assets	2	(102)	(32)
Accounts payable	24	83	35
Accrued liabilities	112	(22)	(34)
Other noncurrent liabilities	(79)	(63)	28

Net cash provided by (used in) operating activities	365	(58)	1,104

Investing Activities:
Capital expenditures	(330)	(236)	(189)
Proceeds from settlements treated as reimbursement of capital expenditures	3	34	—
Acquisition of businesses, net of cash acquired and post-closing adjustments	(34)	—	(31)
Cash assumed in connection with the initial consolidation of a variable interest entity	28	14	—
Proceeds from sale of businesses/assets	48	2	5
Investment in unconsolidated affiliates	(26)	(27)	(15)
Cash received from unconsolidated affiliates	32	31	22
Other, net	(1)	—	3

Net cash used in investing activities	(280)	(182)	(205)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year ended December 31,
	2011	2010	2009
Financing Activities:
Net repayments under revolving loan facilities	$(2)	(6)	$(14)
Revolving loan facility from A/R Programs	—	254	—
Net borrowings (repayments) on overdraft facilities	9	(2)	(12)
Repayments of short-term debt	(187)	(175)	(13)
Borrowings on short-term debt	162	212	—
Repayments of long-term debt	(408)	(1,456)	(542)
Proceeds from issuance of long-term debt	98	923	880
Repayments of notes payable	(34)	(53)	(66)
Borrowings on notes payable	35	46	67
Debt issuance costs paid	(7)	(29)	(5)
Call premiums related to early extinguishment of debt	(6)	(160)	(14)
Dividends paid to common stockholders	(96)	(96)	(96)
Repurchase and cancellation of stock awards	(8)	(6)	(2)
Repuchase of common stock	(50)	—	—
Proceeds from issuance of common stock	3	3	—
Dividends paid to noncontrolling interest	(9)	—	—
Excess tax benefit related to stock-based compensation	10	4	—
Other, net	—	(2)	1

Net cash (used in) provided by financing activities	(490)	(543)	184

Effect of exchange rate changes on cash	(7)	4	5

(Decrease) increase in cash and cash equivalents	(412)	(779)	1,088
Cash and cash equivalents at beginning of period	966	1,745	657

Cash and cash equivalents at end of period	$554	$966	$1,745

Supplemental cash flow information:
Cash paid for interest	$204	$203	$227
Cash paid for income taxes	119	6	155

        During 2011, 2010 and 2009, the amount of capital expenditures in accounts payable increased (decreased) by $16, $14 and $(13), respectively. The value of share awards that vested during 2011, 2010 and 2009 was $23, $18 and $12, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2, 14 and 16 to the consolidated financial statements, the Company adopted new accounting guidance which changed its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2012

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents(a)	$231	$561
Restricted cash(a)	8	7
Accounts and notes receivable (net of allowance for doubtful accounts of $46 and $52, respectively), ($659 and $589 pledged as collateral, respectively)(a)	1,529	1,413
Accounts receivable from affiliates	148	100
Inventories(a)	1,539	1,396
Prepaid expenses	46	45
Deferred income taxes	40	40
Other current assets(a)	220	160

Total current assets	3,761	3,722
Property, plant and equipment, net(a)	3,510	3,469
Investment in unconsolidated affiliates	202	234
Intangible assets, net(a)	93	107
Goodwill	114	94
Deferred income taxes	163	179
Notes receivable from affiliates	5	7
Other noncurrent assets(a)	482	495

Total assets	$8,330	$8,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$862	$840
Accounts payable to affiliates	64	59
Accrued liabilities(a)	694	626
Deferred income taxes	29	63
Note payable to affiliate	100	100
Current portion of debt(a)	212	519

Total current liabilities	1,961	2,207
Long-term debt(a)	3,730	3,627
Notes payable to affiliates	439	439
Deferred income taxes	106	94
Other noncurrent liabilities(a)	1,003	852

Total liabilities	7,239	7,219
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,081	3,049
Accumulated deficit	(1,493)	(1,667)
Accumulated other comprehensive loss	(611)	(354)

Total Huntsman International LLC members' equity	977	1,028
Noncontrolling interests in subsidiaries	114	60

Total equity	1,091	1,088

Total liabilities and equity	$8,330	$8,307

(a)
At December 31, 2011 and 2010, respectively, $44 and $7 of cash and cash equivalents, $2 and nil of restricted cash, $29 and $8 of accounts and notes receivable (net), $47 and $45 of inventories, $1 and $2 of other current assets, $403 and $275 of property, plant and equipment (net), $23 and $7 of intangible assets (net), $21 and $18 of other noncurrent assets, $55 and $56 of accounts payable, $21 and $16 of accrued liabilities, $16 and $15 of current portion of debt, $264 and $185 of long-term debt, and $111 and $109 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Dollars in Millions)

	Year ended December 31,
	2011	2010	2009
Revenues:
Trade sales, services and fees, net	$11,041	$9,049	$7,569
Related party sales	180	201	96

Total revenues	11,221	9,250	7,665
Cost of goods sold	9,363	7,772	6,570

Gross profit	1,858	1,478	1,095
Operating expenses:
Selling, general and administrative	916	855	839
Research and development	166	151	145
Other operating income	(20)	—	(18)
Restructuring, impairment and plant closing costs	167	29	88

Total expenses	1,229	1,035	1,054

Operating income	629	443	41
Interest expense, net	(262)	(248)	(240)
Loss on accounts receivable securitization program	—	—	(23)
Equity in income of investment in unconsolidated affiliates	8	24	3
Loss on early extinguishment of debt	(7)	(37)	(21)
Other income	2	2	—

Income (loss) from continuing operations before income taxes	370	184	(240)
Income tax expense	(113)	(40)	(159)

Income (loss) from continuing operations	257	144	(399)
(Loss) income from discontinued operations, (including gain on disposal of $1 in 2009), net of tax	(1)	42	(19)

Income (loss) before extraordinary gain (loss)	256	186	(418)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	4	(1)	6

Net income (loss)	260	185	(412)
Net (income) loss attributable to noncontrolling interests	(7)	(5)	2

Net income (loss) attributable to Huntsman International LLC	$253	$180	$(410)

Net income (loss)	$260	$185	$(412)
Other comprehensive (loss) income	(262)	(7)	207

Comprehensive (loss) income	(2)	178	(205)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(4)	1

Comprehensive (loss) income attributable to Huntsman International LLC	$(4)	$174	$(204)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2009	2,728	$2,865	$(1,414)	$(554)	$22	$919
Net loss	—	—	(410)	—	(2)	(412)
Other comprehensive income	—	—	—	206	1	207
Contribution from parent, net of distributions	—	156	—	—	—	156
Dividends paid to parent	—	—	(23)	—	—	(23)

Balance, December 31, 2009	2,728	3,021	(1,847)	(348)	21	847
Net income	—	—	180	—	5	185
Other comprehensive loss	—	—	—	(6)	(1)	(7)
Consolidation of a variable interest entity	—	—	—	—	35	35
Contribution from parent	—	24	—	—	—	24
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, December 31, 2010	2,728	3,049	(1,667)	(354)	60	1,088
Net income	—	—	253	—	7	260
Dividend paid to noncontrolling interest	—	—	—	—	(9)	(9)
Dividends paid to parent	—	—	(79)	—	—	(79)
Other comprehensive loss	—	—	—	(257)	(5)	(262)
Consolidation of a variable interest entity	—	—	—	—	61	61
Contribution from parent	—	22	—	—	—	22
Excess tax benefit related to stock-based compensation	—	10	—	—	—	10

Balance, December 31, 2011	2,728	$3,081	$(1,493)	$(611)	$114	$1,091

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2011	2010	2009
Operating Activities:
Net income (loss)	$260	$185	$(412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary (gain) loss on the acquisition of a business, net of tax	(4)	1	(6)
Gain on the consolidation of a variable interest entity	(12)	—	—
Equity in income of investment in unconsolidated affiliates	(8)	(24)	(3)
Dividends received from unconsolidated affiliates	—	—	11
Depreciation and amortization	416	382	420
Provision for (gains) losses on accounts receivable	(4)	6	9
(Gain) loss on disposal of businesses/assets, net	(38)	8	(2)
Loss on early extinguishment of debt	7	37	21
Noncash interest expense	51	40	39
Deferred income taxes	40	45	68
Noncash impairment charge	60	2	13
Noncash (gain) loss on foreign currency transactions	(32)	22	(26)
Noncash compensation	22	24	16
Portion of insurance settlement representing cash provided by investing activities	—	(34)	—
Other, net	(1)	1	1
Changes in operating assets and liabilities:
Accounts and notes receivable	(121)	(183)	(88)
Accounts receivable from A/R Programs	—	(254)	—
Inventories	(161)	(207)	351
Prepaid expenses	(4)	(2)	5
Other current assets	(87)	(1)	(6)
Other noncurrent assets	2	(102)	(32)
Accounts payable	13	97	4
Accrued liabilities	108	(32)	5
Other noncurrent liabilities	(75)	(57)	32

Net cash provided by (used in) operating activities	432	(46)	420

Investing Activities:
Capital expenditures	(330)	(236)	(189)
Proceeds from settlements treated as reimbursement of capital expenditures	3	34	—
Acquisition of businesses, net of cash acquired and post-closing adjustments	(34)	—	(31)
Cash assumed in connection with the initial consolidation of a variable interest entity	28	14	—
Proceeds from sale of businesses/assets	48	2	5
Decrease (increase) in receivable from affiliate	(57)	(57)	(7)
Investment in unconsolidated affiliates	(26)	(27)	(15)
Cash received from unconsolidated affiliates	32	31	22
Other, net	(1)	1	3

Net cash used in investing activities	(337)	(238)	(212)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year ended December 31,
	2011	2010	2009
Financing Activities:
Net repayments under revolving loan facilities	$(2)	$(6)	$(14)
Revolving loan facility from A/R Programs	—	254	—
Net borrowings (repayments) on overdraft facilities	9	(2)	(12)
Repayments of short-term debt	(187)	(175)	(13)
Borrowings on short-term debt	162	212	—
Repayments of long-term debt	(408)	(1,207)	(542)
Proceeds from issuance of long-term debt	98	923	880
Repayments of notes payable to affiliate	(105)	(125)	(403)
Proceeds from notes payable to affiliate	105	110	529
Repayments of notes payable	(34)	(53)	(63)
Borrowings on notes payable	35	46	64
Debt issuance costs paid	(7)	(29)	(5)
Call premiums related to early extinguishment of debt	(6)	(28)	(14)
Contribution from parent	—	—	236
Dividends paid to parent	(79)	—	(23)
Dividends paid to noncontrolling interest	(9)	—	—
Excess tax benefit related to stock-based compensation	10	4	—
Other, net	—	(2)	(1)

Net cash (used in) provided by financing activities	(418)	(78)	619

Effect of exchange rate changes on cash	(7)	4	5

(Decrease) increase in cash and cash equivalents	(330)	(358)	832
Cash and cash equivalents at beginning of period	561	919	87

Cash and cash equivalents at end of period	$231	$561	$919

Supplemental cash flow information:
Cash paid for interest	$205	$194	$221
Cash paid for income taxes	44	32	27

        During 2011, 2010 and 2009, the amount of capital expenditures in accounts payable increased (decreased) by $16, $14 and $(13), respectively. During the years ended 2011, 2010 and 2009, Huntsman Corporation contributed $22, $24 and $16, respectively to stock based compensation.

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

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions beginning in 2006, we sold or shutdown substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We report the results of these businesses as discontinued operations. See "Note 25. Discontinued Operations."

COMPANY

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in 1970 as a small packaging company. Since then, we have grown through a series of acquisitions and now own a global portfolio of businesses.

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

  •
  the Convertible Notes issued in connection with our settlement agreement with Apollo and Hexion (the "Apollo Settlement Agreement"), which we repurchased on January 11, 2010 (see "Note 14. Debt"); and

  •
  the results of the Texas Bank Litigation Settlement Agreement.

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

CARRYING VALUE OF LONG-LIVED ASSETS

        We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 11. Restructuring, Impairment and Plant Closing Costs."

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

        Foreign currency transaction gains and losses are recorded in other operating (income) expense in the consolidated statements of operations and were net (losses) gains of $(3) million, $(2) million and $13 million for the years ended December 31, 2011, 2010 and 2009, respectively.

INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

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

INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Investments in companies in which we exercise significant influence, but do not control, are accounted for using the equity method. Investments in companies in which we do not exercise significant influence are accounted for using the cost method.

LEGAL COSTS

        We expense legal costs, including those legal costs incurred in connection with a loss contingency, as incurred.

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

        Basic and diluted income (loss) per share is calculated as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Basic and diluted income from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$244	$(14)	$127
Convertible notes interest expense, net of tax	—	—	—

Income (loss) from continuing operations attributable Huntsman Corporation and assumed conversion	$244	$(14)	$127

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$247	$27	$114
Convertible notes interest expense, net of tax	—	—	—

Net income attributable to Huntsman Corporation and assumed conversion	$247	$27	$114

Shares (denominator):
Weighted average shares outstanding	237.6	236.0	233.9
Dilutive securities:
Stock-based awards	4.1	—	4.4

Total outstanding and dilutive shares assuming conversion	241.7	236.0	238.3

        Additional stock-based awards of 6.7 million, 11.5 million and 6.4 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Convertible Notes would have had a weighted average effect of 0.9 million and 31.8 million shares of common stock and interest expense, net of tax, of $1 million and $19 million would have been included as an adjustment to the numerator of the diluted income per share calculation for the years ended December 31, 2010 and 2009, respectively. However, these stock-based

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

awards and the assumed conversion of the Convertible Notes were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

        The impact of the share repurchase program did not increase earnings per share for the year ended December 31, 2011. For more information on the share repurchase program, see "Note 21. Huntsman Corporation Stockholders' Equity—Share Repurchase Program."

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

        Interest expense capitalized as part of plant and equipment was $2 million, $1 million and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. Beginning in 2011, we reclassified bank accepted drafts in China with maturities greater than 90 days from receipt from accounts receivable to other current assets. The amount of bank accepted drafts reclassified from accounts receivable to other current assets at December 31, 2010 was $51 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESEARCH AND DEVELOPMENT

        Research and development costs are expensed as incurred.

REVENUE RECOGNITION

        We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectability is reasonably assured and pricing is fixed or determinable. The transfer of risk and title to the product to the customer usually occurs at the time shipment is made.

        Revenue arrangements that contain multiple deliverables, which relate primarily to licensing of technology, are evaluated to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

SECURITIZATION OF ACCOUNTS RECEIVABLE

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing through a conduit program (in both U.S. dollars and euros). Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance on January 1, 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings beginning in 2010. See "Note 14. Debt—A/R Programs."

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

        In December 2010, the FASB Emerging Issues Task Force issued ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations, which requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We complied with the disclosure requirements of this standard in connection with our April 2, 2011 Laffans Acquisition and in connection with our April 1, 2011 consolidation of the Sasol-Huntsman joint venture. See "Note 3. Business Combinations and Dispositions" and "Note 7. Variable Interest Entities."

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION IN FUTURE PERIODS

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, providing a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRSs") as well as developing common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively and will be effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, requiring entities to present net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present components of other comprehensive income as part of the statement of equity is eliminated. The amendments do not change the option to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income components. The amendments in this ASU should be applied retrospectively and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in this ASU is intended to reduce complexity and costs of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying value. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, provided that the entity has not yet issued its financial statements for the period that includes its annual test date. We did not early adopt the provisions of this ASU for our annual impairment test on July 1 and do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.

3. BUSINESS COMBINATIONS AND DISPOSITIONS

EMA ACQUISITION

        On December 30, 2011, we completed the acquisition of EMA Kimya Sistemleri Sanayi ve Ticaret A.S. (the "EMA Acquisition"), an MDI-based polyurethanes systems house in Istanbul, Turkey for approximately $11 million, net of cash acquired and including the repayment of assumed debt. We have accounted for the EMA Acquisition using the acquisition method and transaction costs charged to expense associated with this acquisition were not significant. For purposes of a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, we have assigned the excess of the acquisition cost over historical carrying values of $7 million to goodwill. This preliminary purchase price allocation is likely to change once we analyze the fair value of tangible and intangible assets acquired and liabilities assumed. Net sales for the years ended December 31, 2011 and 2010 related to the business acquired were approximately $23 million and $17 million, respectively, and net loss associated with this business was $3 million and nil, respectively, for the same periods.

SALE OF STEREOLITHOGRAPHY RESIN AND DIGITALIS® MACHINE MANUFACTURING BUSINESSES

        On November 1, 2011, our Advanced Materials division completed the sale of its stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation for $41 million in cash. The stereolithography business had revenues of approximately $7 million in 2010 and its products

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

are used primarily in three-dimensional part building systems. The Digitalis® business is a stereolithography rapid manufacturing system previously under development by Huntsman. In connection with this sale, we recognized a pre-tax gain in the fourth quarter of 2011 of $34 million which was reflected in other operating income on the accompanying consolidated statements of operations and comprehensive income (loss). We also derecognized $2 million of goodwill that was allocated to these businesses.

LAFFANS ACQUISITION

        On April 2, 2011, we completed the acquisition of the chemical business of Laffans Petrochemicals Limited, an amines and surfactants manufacturer located in Ankleshwar, India at an acquisition cost of approximately $23 million. The acquired business has been integrated into our Performance Products segment. Transaction costs charged to expense related to this acquisition were not significant.

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

        The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets and the determination of related deferred taxes. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost over historical carrying values to property, plant and equipment and no amounts have been allocated to goodwill. It is possible that changes to this allocation could occur.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

        If this acquisition were to have occurred on January 1, 2010 the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

	Pro Forma
	Year ended (unaudited)
	2011	2010
Revenues	$11,235	$9,301
Net income attributable to Huntsman Corporation	248	28

Huntsman International

	Pro Forma
	Year ended (unaudited)
	2011	2010
Revenues	$11,235	$9,301
Net income attributable to Huntsman International	254	181

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business and accounted for the Textile Effects Acquisition using the purchase method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed and we determined the excess of fair value of net assets over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the purchase price, the valuation of the long-lived assets acquired was reduced to zero. Accordingly, no basis was assigned to property, plant and equipment or any other non-current nonfinancial assets and the remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). During 2011, 2010 and 2009, we recorded an additional extraordinary gain (loss) on the acquisition of $4 million, $(1) million and $6 million, respectively, related to settlement of contingent purchase price consideration, the reversal of accruals for certain restructuring and employee termination costs recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	December 31,
	2011	2010
Raw materials and supplies	$374	$321
Work in progress	92	99
Finished goods	1,162	1,043

Total	1,628	1,463
LIFO reserves	(89)	(67)

Net	$1,539	$1,396

        As of both December 31, 2011 and 2010, approximately 12% of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements receivable by us for both December 31, 2011 and 2010 were $3 million. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these open exchange agreements for both December 31, 2011 and 2010 were nil.

5. PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

  Huntsman Corporation

	December 31,
	2011	2010
Land	$148	$148
Buildings	629	624
Plant and equipment	5,951	5,674
Construction in progress	330	255

Total	7,058	6,701
Less accumulated depreciation	(3,436)	(3,096)

Net	$3,622	$3,605

        Depreciation expense for 2011, 2010 and 2009 was $398 million, $363 million and $394 million, respectively, of which nil, $1 million and $2 million related to discontinued operations in 2011, 2010 and 2009, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT (Continued)

  Huntsman International

	December 31,
	2011	2010
Land	$148	$148
Buildings	629	624
Plant and equipment	6,058	5,781
Construction in progress	330	255

Total	7,165	6,808
Less accumulated depreciation	(3,655)	(3,339)

Net	$3,510	$3,469

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $374 million, $340 million and $371 million, respectively, of which nil, $1 million and $2 million related to discontinued operations in 2011, 2010 and 2009, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $2 million and $15 million at December 31, 2011 and 2010, respectively, and related amounts included in accumulated depreciation were $1 million and $15 million at December 31, 2011 and 2010, respectively.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2011	2010
Equity Method:
Sasol-Huntsman GmbH and Co. KG (50%)(1)	$—	$44
Louisiana Pigment Company, L.P. (50%)	90	98
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(2)	79	65
International Polyurethanes Investments B.V. (45%)	17	16
Jurong Ningwu New Materials Development Co., Ltd. (30%)	10	5
Others	1	1

Total equity method investments	197	229
Cost Method:
International Diol Company (4.35%)	5	5

Total investments	$202	$234

(1)
We began consolidating Sasol-Huntsman as of April 1, 2011. See "Note 7. Variable Interest Entities."

(2)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

        Summarized applicable financial information of Sasol-Huntsman as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is presented below (dollars in millions):

	2011		2010	2009
Current assets	$—		$55
Noncurrent assets	—		123
Current liabilities	—		22
Noncurrent liabilities	—		83
Revenues	40	(1)	108	$68
Gross profit	7	(1)	14	9
Net income	(2	)(1)	10	3

(1)
Represents activity for the period from January 1, 2011 to the date of consolidation on April 1, 2011.

        Summarized applicable financial information of our other unconsolidated affiliates as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is presented below (dollars in millions):

	2011	2010	2009
Assets	$621	$722
Liabilities	285	306
Revenues	954	936	$593
Net income	22	10	3

        In 2008, we and our joint venture partner, the Zamil Group, formed Arabian Amines Company, our ethyleneamines manufacturing joint venture in Jubail, Saudi Arabia. Arabian Amines Company's funding requirements have been satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and the Zamil Group. Trial production commenced in the second quarter of 2010, and from July 2010, Arabian Amines Company generated significant revenues from the sale of product. The plant has an approximate annual capacity of 60 million pounds. We purchase and sell all of the production from this joint venture. Arabian Amines Company was accounted for under the equity method during its development stage; we began consolidating this joint venture beginning July 1, 2010. For more information, see "Note 7. Variable Interest Entities."

        During 2010, we recorded an immaterial non-recurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman joint venture. This credit represented a cumulative correction of an error that was also individually immaterial in each year since our initial investment in the joint venture in 1997. In connection with the expansion of the maleic anhydride capacity at our Sasol-Huntsman joint venture, a VIE reconsideration event occurred in the second quarter of 2011 when the plant expansion began production. As a result of our assessment, we concluded that the joint venture is a VIE and that we are the primary beneficiary. Accordingly, we began consolidating this joint venture during the second quarter of 2011. For more information see "Note 7. Variable Interest Entities."

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

        Creditors of these entities have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. As the primary beneficiary of these variable interest entities at December 31, 2011, the joint ventures' assets, liabilities and results of operations are included in our consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of Rubicon LLC, Pacific Iron Products and Arabian Amines Company's assets and liabilities included in our consolidated balance sheet, before intercompany eliminations, as of December 31, 2011 and 2010 (dollars in millions):

	December 31,
	2011	2010
Current assets	$86	$90
Property, plant and equipment, net	262	275
Other noncurrent assets	61	56
Deferred income taxes	45	40
Intangible assets	6	7

Total assets	$460	$468

Current liabilities	$115	$111
Long-term debt	182	188
Deferred income taxes	1	—
Other noncurrent liabilities	108	109

Total liabilities	$406	$408

        In April 2011, Arabian Amines Company settled a dispute with its third party contractors and received an amount totaling $11 million. Of this $11 million settlement, $8 million was related to damages incurred due to the delayed initial acceptance of the plant. This amount was recorded as other operating (income) expense in the consolidated statements of operations and comprehensive (loss) income and included in the cash flows from operating activities in the consolidated statements of cash flows. The remaining $3 million of the settlement was received for the reimbursement of capital expenditures for work left unfinished by the third party contractors. This amount was included in cash flows from investing activities in the consolidated statements of cash flows.

        The following table summarizes the fair value of Sasol-Huntsman's assets and liabilities as of April 1, 2011 recorded upon initial consolidation in our consolidated balance sheet and the carrying

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. VARIABLE INTEREST ENTITIES (Continued)

amounts of such assets and liabilities as of December 31, 2011, before intercompany eliminations (dollars in millions):

	December 31, 2011	April 1, 2011
Current assets	$54	$61
Property, plant and equipment, net	141	155
Intangible assets	17	16
Goodwill	15	17

Total assets	$227	$249

Current liabilities	$30	$23
Long-term debt	87	93
Deferred income taxes	8	8
Other noncurrent liabilities	2	7

Total liabilities	$127	$131

        Goodwill of $17 million was recognized upon consolidation of Sasol-Huntsman, of which approximately $12 million is deductible for income tax purposes. The total amount of goodwill changed approximately $2 million from the date of consolidation to December 31, 2011, due to a change in the foreign currency exchange rate. All other intangible assets are being amortized over an average useful life of 18 years.

        Sasol-Huntsman had revenues and earnings of $116 million and $7 million, respectively, for the period from the date of consolidation to December 31, 2011. If this consolidation had occurred on January 1, 2010, the approximate pro forma revenues attributable to both our Company and Huntsman International would have been $11,259 million and $9,337 million for 2011 and 2010, respectively. There would have been no impact to the combined earnings attributable to us or Huntsman International excluding a one-time noncash gain of approximately $12 million recognized upon consolidation included in other operating income in the consolidated statements of operations and comprehensive (loss) income. Upon consolidation we also recognized a one-time noncash income tax expense of approximately $2 million. The fair value of the noncontrolling interest was estimated to be $61 million at April 1, 2011. The noncontrolling interest was valued at 50% of the fair value of the net assets as of April 1, 2011, as dictated by the ownership interest percentages, adjusted for certain tax consequences only applicable to one parent.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2011			December 31, 2010
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$363	$307	$56	$363	$286	$77
Licenses and other agreements	39	14	25	25	12	13
Non-compete agreements	2	2	—	2	2	—
Other intangibles	40	30	10	69	54	15

Total	$444	$353	$91	$459	$354	$105

        Amortization expense was $29 million, $30 million and $34 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31
2012	$24
2013	20
2014	13
2015	5
2016	4

Huntsman International

	December 31, 2011			December 31, 2010
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$363	$307	$56	$363	$286	$77
Licenses and other agreements	39	14	25	25	12	13
Non-compete agreements	2	2	—	2	2	—
Other intangibles	48	36	12	77	60	17

Total	$452	$359	$93	$467	$360	$107

        Amortization expense for Huntsman International was $30 million, $30 million and $35 million for the years ended December 31, 2011, 2010 and 2009, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS (Continued)

        Huntsman International's estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31
2012	$24
2013	20
2014	13
2015	5
2016	4

9. OTHER NONCURRENT ASSETS

        Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2011	2010
Pension assets	$100	$75
Debt issuance costs	31	33
Capitalized turnaround costs	141	164
Spare parts inventory	89	81
Catalyst assets	23	21
Deposits	31	55
Other	67	66

Total	$482	$495

        Amortization expense of catalyst assets for the years ended December 31, 2011, 2010 and 2009 was $12 million, $12 million and $14 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2011	2010
Payroll and related costs	$158	$166
Interest	49	40
Volume and rebate accruals	91	86
Income taxes	46	33
Taxes other than income taxes	61	77
Restructuring and plant closing costs	91	47
Environmental accruals	7	13
Pension liabilities	12	11
Other postretirement benefits	12	12
Self-insured casualty loss reserves	13	17
Deferred revenue	28	5
Legal reserve	15	—
Other miscellaneous accruals	112	121

Total	$695	$628

Huntsman International

	December 31,
	2011	2010
Payroll and related costs	$158	$166
Interest	49	40
Volume and rebate accruals	91	86
Income taxes	46	33
Taxes other than income taxes	61	77
Restructuring and plant closing costs	91	47
Environmental accruals	7	13
Pension liabilities	12	11
Other postretirement benefits	12	12
Self-insured casualty loss reserves	13	17
Deferred revenue	28	5
Legal reserve	15	—
Other miscellaneous accruals	111	119

Total	$694	$626

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of December 31, 2011, 2010 and 2009, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2009	$68	$2	$2	$3	$75
Adjustment to Textile Effects opening balance sheet liabilities	(5)	—	—	—	(5)
2009 charges for 2006 initiatives	—	1	—	—	1
2009 charges for 2008 initiatives	5	—	—	—	5
2009 charges for 2009 initiatives	56	8	—	14	78
Reversal of reserves no longer required	(8)	—	—	—	(8)
2009 payments for 2005 and prior initiatives	(5)	—	—	—	(5)
2009 payments for 2006 initiatives	(28)	(1)	—	—	(29)
2009 payments for 2008 initiatives	(17)	—	—	—	(17)
2009 payments for 2009 initiatives	(32)	(8)	—	(12)	(52)
Net activity of discontinued operations	26	—	—	8	34
Foreign currency effect on reserve balance	—	—	—	(2)	(2)

Accrued liabilities as of December 31, 2009	60	2	2	11	75
2010 charges for 2005 and prior initiatives	1	—	—	—	1
2010 charges for 2008 initiatives	1	—	—	—	1
2010 charges for 2009 initiatives	4	—	—	5	9
2010 charges for 2010 initiatives	22	—	—	1	23
Reversal of reserves no longer required	(6)	—	(1)	—	(7)
2010 payments for 2005 and prior initiatives	(1)	(1)	—	—	(2)
2010 payments for 2006 initiatives	(3)	—	—	—	(3)
2010 payments for 2008 initiatives	(7)	—	—	—	(7)
2010 payments for 2009 initiatives	(11)	—	—	(5)	(16)
2010 payments for 2010 initiatives	(1)	—	—	(2)	(3)
Net activity of discontinued operations	(26)	—	—	—	(26)
Foreign currency effect on liability balance	3	—	—	1	4

Accrued liabilities as of December 31, 2010	36	1	1	11	49
2011 charges for 2006 and prior initiatives	1	—	—	—	1
2011 charges for 2009 initiatives	1	—	—	6	7
2011 charges for 2010 initiatives	2	2	10	1	15
2011 charges for 2011 initiatives	87	—	1	1	89
Reversal of reserves no longer required	(5)	—	—	—	(5)
2011 payments for 2006 and prior initiatives	(1)	—	(1)	(1)	(3)
2011 payments for 2008 initiatives	(2)	—	—	—	(2)
2011 payments for 2009 initiatives	(6)	—	—	(6)	(12)
2011 payments for 2010 initiatives	(17)	(3)	—	(1)	(21)
2011 payments for 2011 initiatives	(13)	—	—	(1)	(14)
Net activity of discontinued operations	—	—	—	(2)	(2)
Foreign currency effect on liability balance	(10)	—	—	—	(10)

Accrued liabilities as of December 31, 2011	$73	$—	$11	$8	$92

(1)
The total workforce reduction reserves of $73 million relate to the termination of 699 positions, of which 650 positions had not been terminated as of December 31, 2011.

(2)
Accrued liabilities remaining at December 31, 2011 and 2010 by year of initiatives were as follows (dollars in millions):

	December 31,
	2011	2010
2006 initiatives and prior	$2	$4
2008 initiatives	—	1
2009 initiatives	11	20
2010 initiatives	16	24
2011 initiatives	63	—

Total	$92	$49

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2009	$3	$1	$1	$63	$7	$—	$—	$75
Adjustment to Textile Effects opening balance sheet liabilities	—	—	—	(5)	—	—	—	(5)
2009 charges for 2006 initiatives	—	—	—	1	—	—	—	1
2009 charges for 2008 initiatives	1	—	—	2	2	—	—	5
2009 charges for 2009 initiatives	—	—	12	10	45	—	11	78
Reversal of reserves no longer required	—	—	—	(7)	(1)	—	—	(8)
2009 payments for 2005 and prior initiatives	(2)	(1)	—	—	(2)	—	—	(5)
2009 payments for 2006 initiatives	—	—	—	(29)	—	—	—	(29)
2009 payments for 2008 initiatives	—	—	—	(13)	(4)	—	—	(17)
2009 payments for 2009 initiatives	—	—	(6)	(4)	(35)	—	(7)	(52)
Net activity of discontinued operations	—	—	—	—	—	34	—	34
Foreign currency effect on liability balance	—	—	—	(1)	(1)	—	—	(2)

Accrued liabilities as of December 31, 2009	2	—	7	17	11	34	4	75
2010 charges for 2005 initiatives	—	—	—	—	1	—	—	1
2010 charges for 2008 initiatives	—	—	—	1	—	—	—	1
2010 charges for 2009 initiatives	—	—	1	—	8	—	—	9
2010 charges for 2010 initiatives	—	2	—	15	—	—	6	23
Reversal of reserves no longer required	—	—	(3)	(1)	(2)	—	(1)	(7)
2010 payments for 2005 initiatives	(1)	—	—	—	(1)	—	—	(2)
2010 payments for 2006 initiatives	—	—	—	(3)	—	—	—	(3)
2010 payments for 2008 initiatives	(1)	—	—	(5)	(1)	—	—	(7)
2010 payments for 2009 initiatives	—	—	(3)	(2)	(8)	—	(3)	(16)
2010 payments for 2010 initiatives	—	(1)	—	—	—	—	(2)	(3)
Net activity of discontinued operations	—	—	—	—	—	(26)	—	(26)
Foreign currency effect on liability balance	—	—	—	3	—	—	1	4

Accrued liabilities as of December 31, 2010	—	1	2	25	8	8	5	49
2011 charges for 2006 and prior initiatives	—	—	—	1	—	—	—	1
2011 charges for 2009 Initiatives	—	—	—	—	7	—	—	7
2011 charges for 2010 Initiatives	—	—	—	13	—	—	2	15
2011 charges for 2011 Initiatives	—	—	21	65	3	—	—	89
Reversal of reserves no longer required	—	—	(1)	(4)	—	—	—	(5)
2011 payments for 2006 and prior initiatives	—	—	—	(2)	(1)	—	—	(3)
2011 payments for 2008 Initiatives	—	—	—	(1)	(1)	—	—	(2)
2011 payments for 2009 Initiatives	—	—	(1)	—	(11)	—	—	(12)
2011 payments for 2010 Initiatives	—	—	—	(15)	—	—	(6)	(21)
2011 payments for 2011 Initiatives	—	—	(7)	(5)	(2)	—	—	(14)
Net activity of discontinued operations	—	—	—	—	—	(2)	—	(2)
Foreign currency effect on liability balance	—	—	(2)	(8)	—	—	—	(10)

Accrued liabilities as of December 31, 2011	$—	$1	$12	$69	$3	$6	$1	$92

Current portion of restructuring reserves	$—	$1	$11	$69	$3	$6	$1	$91
Long-term portion of restructuring reserve	—	—	1	—	—	—	—	1
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	$—	$—	$1	$10	$6	$—	$—	$17
Estimated additional charges beyond one year	—	—	—	15	—	—	—	15

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the years ended December 31, 2011, 2010 and 2009 by initiative are provided below (dollars in millions):

Cash charges:
2011 charges for 2006 and prior initiatives	$1
2011 charges for 2009 initiatives	7
2011 charges for 2010 initiatives	15
2011 charges for 2011 initiatives	89
Reversal of reserves no longer required	(5)
Non-cash charges	60

Total 2011 Restructuring, Impairment and Plant Closing Costs	$167

Cash charges:
2010 charges for 2005 and prior initiatives	$1
2010 charges for 2008 initiatives	1
2010 charges for 2009 initiatives	9
2010 charges for 2010 initiatives	23
Reversal of reserves no longer required	(7)
Non-cash charges	2

Total 2010 Restructuring, Impairment and Plant Closing Costs	$29

Cash charges:
2009 charges for 2006 initiatives	$1
2009 charges for 2008 initiatives	5
2009 charges for 2009 initiatives	78
Reversal of reserves no longer required	(8)
Non-cash charges	12

Total 2009 Restructuring, Impairment and Plant Closing Costs	$88

2011 RESTRUCTURING ACTIVITIES

        As of December 31, 2011, our Advanced Materials segment restructuring reserve consisted of $12 million related to workforce reductions in connection with a reorganization of its global structure and relocation of its divisional headquarters from Basel, Switzerland to The Woodlands, Texas. During 2011, our Advanced Materials segment recorded net charges of $20 million primarily related this activity. We expect to incur additional charges of $1 million through December 31, 2012 related to the relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan during 2011, we recorded a charge of $62 million for workforce reduction, a pension curtailment gain of $38 million and $53 million for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility. For purposes of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

calculating the impairment charge, the fair value of the Basel, Switzerland manufacturing facility was based on the discounted cash flows of that facility. We expect to incur additional restructuring and plant closing charges of approximately $25 million through 2014. As of December 31, 2011, our Textile Effects segment restructuring reserve consisted of $69 million of which $2 million related to opening balance sheet liabilities from the Textile Effects Acquisition, $2 million related to workforce reductions at our production facility in Langweid, Germany, $2 million related to the simplification of the commercial organization and optimization of our distribution network, $15 million related to the consolidation of manufacturing activities and processes at our site in Basel, Switzerland, $47 million related to the closure of our production facilities and business support offices in Basel, Switzerland and $1 million related to the consolidation of our North Carolina sites.

        In addition, during 2011, our Textile Effects segment recorded charges of $22 million of which $5 million related to simplification of the commercial organization and optimization of our distribution network, $12 million related to non-workforce reductions incurred for the consolidation of our Switzerland manufacturing facilities, and $4 million related to the consolidation of our North Carolina sites. We reversed charges of $4 million which were no longer required for workforce reductions at our production facility in Langweid, Germany and the consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

        As of December 31, 2011, our Pigments segment restructuring reserve consisted of $3 million primarily related to workforce reductions at our Huelva, Spain and Scarlino, Italy plants. During 2011, our Pigments segment recorded charges of $10 million of which $7 million related to the closure of our Grimsby, U.K. plant and $3 million related to workforce reductions at our Umbogintwini, South Africa plant. We expect to incur additional charges of $6 million through December 31, 2013, primarily related to the closure of our Grimsby, U.K. plant and workforce reductions at Scarlino, Italy.

        The restructuring reserve related to discontinued operations as of December 31, 2011 of $6 million was associated with the closure of our Australian styrenics business. For more information, see "Note 25. Discontinued Operations—Australian Styrenics Business Shutdown."

        As of December 31, 2011, our Corporate and other segment restructuring reserve consisted of $1 million primarily related to a reorganization and regional consolidation of our transactional accounting activities. During 2011, we recorded charges of $2 million in Corporate and other primarily related to workforce reductions in connection with this project.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        As of December 31, 2010, our Textile Effects segment restructuring reserve consisted of $25 million of which $2 million related to opening balance sheet liabilities from the Textile Effects Acquisition, $1 million related to the streamlining of the textile effects business into two global strategic business units as announced during the fourth quarter of 2008, $3 million related to workforce reductions at our production facility in Langweid, Germany, and $19 million related to the consolidation of manufacturing activities and processes at our site in Basel, Switzerland. During 2010, our Textile Effects segment recorded net charges of $15 million primarily related to the consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

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

        The restructuring reserve related to discontinued operations as of December 31, 2010 of $8 million was associated with the closure of our Australian styrenics business. For more information, see "Note 25. Discontinued Operations—Australian Styrenics Business Shutdown."

        As of December 31, 2010, our Corporate and other segment restructuring reserve consisted of $5 million primarily related to a reorganization and regional consolidation of our transactional accounting and purchasing activities. During 2010, we recorded net charges of $5 million in Corporate and other primarily related to workforce reductions in connection with these projects.

2009 RESTRUCTURING ACTIVITIES

        As of December 31, 2009, our Polyurethanes segment restructuring reserve consisted of $2 million related to restructuring initiatives at our Rozenburg, The Netherlands site (as announced in 2003).

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

        As of December 31, 2009, the restructuring reserve associated with discontinued operations of $34 million related to the closure of our former styrenics business in West Footscray, Australia. During 2009, we recorded charges of $63 million in discontinued operations related to the closure of this business, of which $25 million related to workforce reductions, $30 million related to estimated environmental remediation costs and $8 million related to contract termination costs.

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

        The following table describes changes to our asset retirement obligation liabilities, all of which were recorded in other noncurrent liabilities on the accompanying balance sheets (dollars in millions):

	December 31,
	2011	2010
Asset retirement obligation at beginning of year	$24	$21
Accretion expense	2	1
Liabilities incurred	—	1
Liabilities assumed in connection with the consolidation of a variable interest entity	2	—
Liabilities settled	(1)	—
Foreign currency effect on reserve balance	(1)	1

Asset retirement obligation at end of year	$26	$24

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2011	2010
Pension liabilities	$689	$538
Other postretirement benefits	122	124
Environmental accruals	29	35
Restructuring and plant closing costs	1	2
Asset retirement obligations	26	24
Employee benefit accrual	22	23
Legal reserve	22	13
Other	101	107

Total	$1,012	$866

Huntsman International

	December 31,
	2011	2010
Pension liabilities	$689	$538
Other postretirement benefits	122	124
Environmental accruals	29	35
Restructuring and plant closing costs	1	2
Asset retirement obligations	26	24
Employee benefit accrual	22	23
Legal reserve	22	13
Other	92	93

Total	$1,003	$852

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT

        Outstanding debt of consolidated entities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2011	2010
Senior Credit Facilities:
Term loans	$1,696	$1,688
Amounts outstanding under A/R programs	237	238
Senior notes	472	452
Senior Subordinated notes	976	1,279
HPS (China) debt	167	188
Variable interest entities	281	200
Other	113	101

Total debt—excluding debt to affiliates	$3,942	$4,146

Total current portion of debt	$212	$519
Long-term portion	3,730	3,627

Total debt—excluding debt to affiliates	$3,942	$4,146

Total debt—excluding debt to affiliates	$3,942	$4,146
Notes payable to affiliates-noncurrent	4	4

Total debt	$3,946	$4,150

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Huntsman International

	December 31,
	2011	2010
Senior Credit Facilities:
Term loans	$1,696	$1,688
Amounts outstanding under A/R programs	237	238
Senior notes	472	452
Subordinated notes	976	1,279
HPS (China) debt	167	188
Variable interest entities	281	200
Other	113	101

Total debt—excluding debt to affiliates	$3,942	$4,146

Total current portion of debt	$212	$519
Long-term portion	3,730	3,627

Total debt—excluding debt to affiliates	$3,942	$4,146

Total debt—excluding debt to affiliates	$3,942	$4,146
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	439	439

Total debt	$4,481	$4,685

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Senior Credit Facilities

        As of December 31, 2011, our Senior Credit Facilities consisted of our Revolving Facility, our Term Loan B, our Term Loan C and our Extended Term Loan B as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$300	$—	$—	(1)	USD LIBOR plus 3.00%	2014	(3)
Term Loan B	NA	$652	$652		USD LIBOR plus 1.50%	2014	(3)
Term Loan C	NA	$427	$394		USD LIBOR plus 2.25%	2016	(3)
Extended Term Loan B	NA	$650	$650		USD LIBOR plus 2.50%	2017	(3)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $20 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of December 31, 2011, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 2%.

(3)
The maturity of the Extended Term Loan B will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to refinance or repay our outstanding 5.50% senior notes due 2016 at least three months prior to the maturity date of such notes.

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

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things, extended $650 million of aggregate principal of Term Loan B to a stated maturity of April 2017. As noted in the table above, after the amendment, as of December 31, 2011, we have $652 million outstanding on Term Loan B with maturity of April 2014 and $650 million outstanding on Extended Term Loan B with a maturity of April 2017. The amendment increased the interest rate margin with respect to Extended Term Loan B by 1.0%. Extended Term Loan B will amortize in an amount equal to 1.0% of the principal amount, payable annually commencing on March 31, 2012. The amendment also grants Huntsman International the right to request an extension of the remaining principal balance of Term Loan B to the stated maturity date of Extended Term Loan B.

        During 2010, we took the following actions with respect to our Senior Credit Facilities:

  •
  On March 9, Huntsman International entered into the Fifth Amendment to the Credit Agreement which replaced certain agent banks, extended the stated maturity of the Revolving Facility and amended certain other terms.

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

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs was as follows (monetary amounts in millions):

December 31, 2011
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2014	$250	$90(4)	Applicable Rate plus 1.50% - 1.65%
EU A/R Program	April 2014	€225 (approximately $291)	€114 (approximately $147)	Applicable Rate plus 2.0%

December 31, 2010
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	October 2012	$125	$27.5	USD LIBOR rate plus 3.75%
U.S. A/R Program	October 2011	$125	$27.5	CP rate plus 3.50%
EU A/R Program	October 2011	€225 (approximately $297)	€139 (approximately $183)	GBP LIBOR rate, USD LIBOR rate or EURIBOR rate plus 3.75%

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

(4)
As of December 31, 2011 we had approximately $4 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

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

        Receivables transferred under the A/R Programs qualified as sales through December 31, 2009. Upon adoption of new accounting guidance in 2010, transfers of accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings as of January 1, 2010. During 2009, we recorded a loss on the off-balance sheet accounts receivable securitization program of $23 million.

        As of December 31, 2011 and December 31, 2010, $633 million and $552 million respectively, of accounts receivable were pledged as collateral under the A/R Programs.

Notes

        As of December 31, 2011, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate		Amount Outstanding
Senior Notes	June 2016	5.500	%(1)	$600 ($472 carrying value)
Senior Subordinated Notes	March 2021	8.625%		$530 ($543 carrying value)
Senior Subordinated Notes	March 2020	8.625%		$350
Senior Subordinated Notes	January 2015	7.500%		€64 (approximately $83)

(1)
The effective interest rate at issuance was 11.73%.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the years ended December 31, 2011 and 2010, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
Three months ended December 31, 2011	6.875% Senior Subordinated Notes due 2013	€70 (approximately $94)	€71 (approximately $96)	$2
Three months ended September 30, 2011	6.875% Senior Subordinated Notes due 2013	€14 (approximately $19)	€14 (approximately $19)	$—
Three months ended September 30, 2011	7.5% Senior Subordinated Notes due 2015	€12 (approximately $17)	€12 (approximately $17)	$—
July 25, 2011	7.375% Senior Subordinated Notes due 2015	$75	$77	$2
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3
November 29, 2010	7.875% Senior Subordinated Notes due 2014	$88	$92	$3
November 26, 2010	7.875% Senior Subordinated Notes due 2014	$100	$104	$4
October 12, 2010	7.875% Senior Subordinated Notes due 2014	$159	$165	$7
September 27, 2010	6.875% Senior Subordinated Notes due 2013	€132 (approximately $177)	€137 (approximately $183)	$7
March 17, 2010	6.875% Senior Subordinated Notes due 2013	€184 (approximately $253)	€189 (approximately $259)	$7
March 17, 2010	7.50% Senior Subordinated Notes due 2015	€59 (approximately $81)	€59 (approximately $81)	$2
January 11, 2010(1)	7.00% Convertible Notes due 2018	$250	$382	$146

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

        For the year ended December 31, 2011, we and Huntsman International recorded a loss on early extinguishment of debt of $7 million. For the year ended December 31, 2010, in connection with redemptions described in the table above, we recorded a loss on early extinguishment of debt of $176 million, and Huntsman International recorded a loss on early extinguishment of debt of $30 million. As noted in "—Senior Credit Facilities" above, we and Huntsman International also recognized a $7 million loss on early extinguishment of debt in 2010 on the prepayment of $274 million of Term Loans. For the year ended December 31, 2009, we and Huntsman International recorded a loss on early extinguishment of debt of $21 million each.

Variable Interest Entity Debt

        On April 1, 2011, we began consolidating Sasol-Huntsman which was previously accounted for under the equity method. See "Note 7. Variable Interest Entities." Sasol-Huntsman has a facility agreement for a €77 million (approximately $100 million) term loan facility and a €5 million (approximately $6 million) revolving facility. As of December 31, 2011, Sasol-Huntsman had no borrowings under the revolving facility and had €73 million (approximately $95 million) outstanding under the term loan facility. The facility will be repaid over semiannual installments, with the final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman.

        As of December 31, 2011, Arabian Amines Company had $186 million outstanding under its loan commitments and debt financing arrangements which consisted of the following:

  •
  An SIDF Facility with SAR 482 million (approximately $129 million) outstanding. Repayment of the loan is to be made in semiannual installments that are scheduled to begin in 2012, with final maturity in 2018. The loan is secured by a mortgage over the fixed assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A multipurpose Islamic term facility with $57 million outstanding. This facility is scheduled to be repaid in semiannual installments, with final maturity in 2022.

Other Debt

        During the year ended December 31, 2011, HPS repaid $4 million and RMB 151 million (approximately $24 million) of term loans and working capital loans under its secured facilities. In addition, during the year ended December 31, 2011, HPS refinanced RMB 38 million (approximately $6 million) in working capital loans and borrowed an additional RMB 145 million (approximately $23 million) in working capital loans with maturity in 2014. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and approximately 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2011, HPS had $12 million and RMB 474 million (approximately $75 million) term loan and working capital borrowings under these secured facilities. As of December 31, 2011, the interest rate was approximately 1% for U.S. dollar borrowings and 6% for RMB borrowings. We have guaranteed certain of these loans.

        As of December 31, 2011, HPS also had RMB 499 million (approximately $79 million) outstanding under a loan facility for working capital loans and discounting commercial drafts with recourse, which is classified as current portion of debt on the accompanying consolidated balance sheets. Interest is

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

calculated using a Peoples Bank of China rate plus the applicable margin. The all-in rate as of December 31, 2011 was approximately 6%.

        As of December 31, 2011, our Australian subsidiary has A$26 million (approximately $26 million) outstanding under its credit facility. The credit facility is comprised of a revolving facility with A$14 million (approximately $14 million) outstanding and a term facility with A$12 million (approximately $12 million) outstanding. On September 1, 2011, our Australian subsidiary entered into an amendment with the lender to modify certain terms of the credit facility.

        During the third quarter of 2011, we incurred other debt related to the financing of our insurance premiums in connection with our annual renewal in July 2011. As of December 31, 2011, the outstanding amount of financed insurance premiums was $15 million, all of which was classified as current portion of debt on the accompanying consolidated balance sheets.

Note Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2011, we had a loan of $535 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2011 on the accompanying consolidated balance sheets. As of December 31, 2011, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our material financing arrangements contain certain covenants with which we must comply. A failure to comply with a covenant could result in a default under a financing arrangement if not waived or amended. A default under these material financing arrangements generally allows debt holders the option to declare the underlying debt obligations immediately due and payable.

        Furthermore, certain of our material financing arrangements contain cross default and cross acceleration provisions under which a failure to comply with the covenants in one financing arrangement may result in an event of default under another financing arrangement.

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

MATURITIES

        The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2011 are as follows (dollars in millions):

Year ending December 31
2012	$212
2013	86
2014	973
2015	135
2016	897
Thereafter	1,639

$3,942

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

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2011 and 2010, the fair value of the hedge was $(3) million and $(2) million, respectively, and was recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of December 31, 2011 and 2010, the fair value of the hedge was $(3) million and $(2) million, respectively, and was recorded in other noncurrent liabilities.

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as a cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of December 31, 2011, the combined fair value of these two hedges was $(1) million and was recorded in other noncurrent liabilities on the accompanying condensed consolidated balance sheets.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the hedge as of December 31, 2011 was €51 million (approximately $66 million) and the derivative transactions do not qualify for

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

hedge accounting. As of December 31, 2011, the fair value of this hedge was €(3) million (approximately $3 million) and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets. For 2011 we recorded interest expense of €2 million (approximately $2 million) due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the swap as of December 31, 2011 was $38 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2011 and 2010, the fair value of the swap was $(6) million and $(5) million, respectively, and was recorded as other noncurrent liabilities on the accompanying consolidated balance sheets. For 2011 and 2010, we recorded additional (reduction of) interest expense of $1 million and $(1) million, respectively, due to changes in fair value of the swap.

        For the years ended December 31, 2011 and 2010, the changes in accumulated other comprehensive (loss) income associated with these cash flow hedging activities was approximately $4 million and $5 million, respectively.

        During 2012, accumulated other comprehensive (loss) income of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2011 and 2010, we had approximately $263 million and $183 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2011 and 2010, the fair value of this swap was $27 million and $19 million, respectively, and was recorded as noncurrent assets in our consolidated balance sheet. For 2011 and 2010, we recorded the effective portion of the changes in the fair value of $8 million and $7 million, respectively, in other comprehensive income, and we recorded the ineffective portion of nil and $12 million, respectively, as a reduction to interest expense. On July 15, 2010, we changed the method of assessing the effectiveness of this hedge from the spot method to the forward method, which we believe will reduce the ineffective portion and lower volatility in interest expense in future periods.

        A portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future ("permanent loans") and the designation of certain debt and swaps as net investment hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2011, we have designated approximately €319 million (approximately $412 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the years ended December 31, 2011, 2010 and 2009, the amount of gain (loss) recognized on the hedge of our net investment was $5 million, $34 million and $(5) million, respectively, and was recorded in other comprehensive (loss) income. As of December 31, 2011, we had approximately €1,162 million (approximately $1,503 million) in net euro assets.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE

        The fair values of our financial instruments were as follows (dollars in millions):

	December 31,
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$12	$12	$11	$11
Cross-currency interest rate contacts	27	27	19	19
Interest rate contracts	(17)	(17)	(9)	(9)
Long-term debt (including current portion)	(3,942)	(4,061)	(4,146)	(4,371)

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2011, and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$12	$12	$—	$—
Derivatives:
Cross-currency interest rate contract(1)	27	—	—	27

Total assets	$39	$12	$—	$27

Liabilities:
Derivatives:
Interest rate contracts(2)	$(17)	$—	$(17)	$—

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

        During the year ended December 31, 2011, no changes were made to the valuation techniques used to measure fair value.

        The following table shows a reconciliation of beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-currency interest rate contracts	Total
Beginning balance, January 1, 2011	$19	$19
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	8	8
Purchases, issuances and settlements	—	—

Ending balance, December 31, 2011	$27	$27

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2011	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Realized interest in securitized receivables	Cross-currency interest rate contracts	Total
Beginning balance, January 1, 2010	$262	$—	$262
Total gains (losses):
Included in earnings	—	12	12
Included in other comprehensive income (loss)	—	7	7
Purchases, issuances and settlements(1)	(262)	—	(262)

Ending balance, December 31, 2010	$—	$19	$19

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2010	$—	$12	$12

(1)
Upon adoption of ASU 2009-16, transfers of our accounts receivable under our A/R Programs no longer met the criteria for derecognition. Accordingly, beginning January 1, 2010, the amounts outstanding under the A/R Programs were accounted for as secured borrowings and the retained interest in securitized receivables was no longer relevant.

        Gains (realized and unrealized) included in earnings for 2011 and 2010 are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

	Interest expense	Other comprehensive income (loss)
2011
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at December 31, 2011	$—	$8

	Interest expense	Other comprehensive income (loss)
2010
Total net gains included in earnings	$12	$—
Changes in unrealized gains relating to assets still held at December 31, 2010	$12	$7

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

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. On March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of this legislation has resulted in comprehensive reform of health care in the U.S. We do not believe that this will have a significant impact on our financial position.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in the consolidated balance sheets at December 31, 2011 and 2010 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$761	$2,255	$705	$2,152	$129	$7	$127	$8
Service cost	23	44	21	44	3	—	3	—
Interest cost	44	110	40	102	7	1	7	—
Participant contributions	—	14	—	13	5	—	4	—
Plan amendments	—	(1)	—	—	—	—	—	—
Foreign currency exchange rate changes	—	(13)	—	(23)	—	(1)	—	—
Settlements/transfers	—	(20)	—	(10)	—	—	—	—
Curtailments	—	(38)	—	—	—	—	—	—
Special termination benefits	—	8	—	—	—	—	—	—
Actuarial loss	47	83	34	64	1	—	5	—
Benefits paid	(41)	(111)	(39)	(87)	(17)	(1)	(17)	(1)

Benefit obligation at end of year	$834	$2,331	$761	$2,255	$128	$6	$129	$7

Change in plan assets
Fair value of plan assets at beginning of year	$517	$2,025	$461	$1,880	$—	$—	$—	$—
Actual return on plan assets	(7)	43	61	163	—	—	—	—
Foreign currency exchange rate changes	—	(10)	—	(15)	—	—	—	—
Participant contributions	—	14	—	13	5	—	4	—
Other	—	(1)	—	2	—	—	—	—
Company contributions	69	86	34	79	12	1	13	1
Settlements/transfers	—	(20)	—	(10)	—	—	—	—
Benefits paid	(41)	(111)	(39)	(87)	(17)	(1)	(17)	(1)

Fair value of plan assets at end of year	$538	$2,026	$517	$2,025	$—	$—	$—	$—

Funded status
Fair value of plan assets	$538	$2,026	$517	$2,025	$—	$—	$—	$—
Benefit obligation	834	2,331	761	2,255	128	6	129	7

Accrued benefit cost	$(296)	$(305)	$(244)	$(230)	$(128)	$(6)	$(129)	$(7)

Amounts recognized in balance sheet
Noncurrent asset	$—	$100	$—	$75	$—	$—	$—	$—
Current liability	(6)	(6)	(5)	(6)	(12)	—	(12)	—
Noncurrent liability	(290)	(399)	(239)	(299)	(116)	(6)	(117)	(7)

	$(296)	$(305)	$(244)	$(230)	$(128)	$(6)	$(129)	$(7)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss (income)
Net actuarial loss	$366	$562	$281	$434	$25	$1	$26	$1
Prior service cost	(22)	2	(27)	2	(10)	—	(13)	—
Transition obligation	1	—	1	—	—	—	—	—

	$345	$564	$255	$436	$15	$1	$13	$1

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2011		2010		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss (income)
Net actuarial loss	$368	$636	$284	$513	$25	$1	$26	$1
Prior service cost	(22)	2	(27)	2	(10)	—	(13)	—
Transition obligation	1	—	1	—	—	—	—	—

	$347	$638	$258	$515	$15	$1	$13	$1

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$21	$23	$2	$—
Prior service cost	(5)	(2)	(3)	—

Total	$16	$21	$(1)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$21	$28	$2	$—
Prior service cost	(5)	(2)	(3)	—

Total	$16	$26	$(1)	$—

        Components of net periodic benefit costs for the years ended December 31, 2011, 2010 and 2009 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2011	2010	2009	2011	2010	2009
Service cost	$23	$21	$20	$44	$44	$43
Interest cost	44	40	41	110	102	102
Expected return on plan assets	(47)	(42)	(41)	(140)	(121)	(104)
Amortization of transition obligation	—	—	—	—	—	1
Amortization of prior service cost	(4)	(5)	(5)	(2)	(1)	(1)
Amortization of actuarial loss	16	11	7	16	14	27
Settlement loss (gain)	—	—	2	—	—	—
Special termination benefits	—	—	—	8	—	2

Net periodic benefit cost	$32	$25	$24	$36	$38	$70

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2011	2010	2009	2011	2010	2009
Service cost	$3	$3	$3	$—	$—	$3
Interest cost	7	7	8	1	—	—
Amortization of prior service cost	(3)	(3)	(4)	—	—	—
Amortization of actuarial loss	2	1	1	—	—	—

Net periodic benefit cost	$9	$8	$8	$1	$—	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2011	2010	2009	2011	2010	2009
Service cost	$23	$21	$20	$44	$44	$43
Interest cost	44	40	41	110	102	102
Expected return on plan assets	(47)	(42)	(41)	(140)	(121)	(104)
Amortization of transition obligation	—	—	—	—	—	1
Amortization of prior service cost	(4)	(5)	(5)	(2)	(1)	(1)
Amortization of actuarial loss	16	11	7	21	19	33
Settlement loss	—	—	2	—	—	—
Special termination benefits	—	—	—	8	—	2

Net periodic benefit cost	$32	$25	$24	$41	$43	$76

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2011	2010	2009	2011	2010	2009
Service cost	$3	$3	$3	$—	$—	$3
Interest cost	7	7	8	1	—	—
Amortization of prior service cost	(3)	(3)	(4)	—	—	—
Amortization of actuarial loss	2	1	1	—	—	—

Net periodic benefit cost	$9	$8	$8	$1	$—	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The amounts recognized in net periodic benefit cost and other comprehensive loss (income) as of December 31, 2011, 2010 and 2009 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2011	2010	2009	2011	2010	2009
Current year actuarial loss (gain)	$101	$16	$(7)	$182	$20	$(124)
Amortization of actuarial gain	(16)	(11)	(7)	(16)	(14)	(27)
Current year prior service (credit) cost	—	—	—	(2)	—	1
Amortization of prior service cost	4	4	5	2	1	1
Amortization of transition asset	—	—	—	—	—	(1)
Curtailment effects	—	—	—	(38)	—	(12)
Settlements	—	—	(2)	—	—	—

Total recognized in other comprehensive loss (income)	89	9	(11)	128	7	(162)
Net periodic benefit cost	32	25	24	36	38	70

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$121	$34	$13	$164	$45	$(92)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2011	2010	2009	2011	2010	2009
Current year actuarial loss (gain)	$1	$5	$(14)	$—	$—	$—
Amortization of actuarial gain	(1)	(2)	(1)	—	—	—
Current year prior service credit	—	—	(5)	—	—	—
Amortization of prior service cost	2	3	4	—	—	—

Total recognized in other comprehensive loss (income)	2	6	(16)	—	—	—
Net periodic benefit cost	9	8	8	1	—	3

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$11	$14	$(8)	$1	$—	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2011	2010	2009	2011	2010	2009
Current year actuarial loss (gain)	$101	$16	$(7)	$182	$20	$(124)
Amortization of actuarial gain	(16)	(11)	(7)	(21)	(19)	(33)
Current year prior service (credit) cost	—	—	—	(2)	—	1
Amortization of prior service cost	4	4	5	2	1	1
Amortization of transition asset	—	—	—	—	—	(1)
Curtailment effects	—	—	—	(38)	—	(12)
Settlements	—	—	(2)	—	—	—

Total recognized in other comprehensive loss (income)	89	9	(11)	123	2	(168)
Net periodic benefit cost	32	25	24	41	43	76

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$121	$34	$13	$164	$45	$(92)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2011	2010	2009	2011	2010	2009
Current year actuarial loss (gain)	$1	$5	$(14)	$—	$—	$—
Amortization of actuarial gain	(1)	(2)	(1)	—	—	—
Current year prior service credit	—	—	(5)	—	—	—
Amortization of prior service cost	2	3	4	—	—	—

Total recognized in other comprehensive loss (income)	2	6	(16)	—	—	—
Net periodic benefit cost	9	8	8	1	—	3

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$11	$14	$(8)	$1	$—	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2011	2010	2009	2011	2010	2009
Projected benefit obligation
Discount rate	5.30%	5.70%	5.90%	4.39%	4.69%	4.94%
Rate of compensation increase	3.88%	3.88%	3.88%	3.44%	3.38%	3.23%
Net periodic pension cost
Discount rate	5.70%	5.90%	6.47%	4.69%	4.94%	5.04%
Rate of compensation increase	3.88%	3.88%	3.77%	3.38%	3.23%	3.21%
Expected return on plan assets	8.19%	8.20%	8.25%	6.62%	6.65%	6.62%

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2011	2010	2009	2011	2010	2009
Projected benefit obligation
Discount rate	5.09%	5.46%	5.59%	6.09%	6.69%	7.47%
Net periodic pension cost
Discount rate	5.46%	5.59%	6.39%	6.69%	7.47%	7.60%

        In both 2011 and 2010, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 7.5% decreasing to 5% after 2016. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would have the following effects (dollars in millions):

	Increase	Decrease
Asset category
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(4)

        The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2011 and 2010 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2011	2010	2011	2010
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$834	$761	$1,897	$1,797
Fair value of plan assets	538	517	1,492	1,493

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2011 and 2010 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2011	2010	2011	2010
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$834	$761	$1,618	$745
Accumulated benefit obligation	789	712	1,500	684
Fair value of plan assets	538	517	1,251	514

        Expected future contributions and benefit payments are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
2012 expected employer contributions
To plan trusts	$72	$11	$70	$1
Expected benefit payments
2012	58	11	97	1
2013	59	11	91	1
2014	50	11	93	1
2015	50	11	99	1
2016	53	11	101	1
2017 - 2021	302	50	546	2

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

        Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market, or geographic location.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

        The fair value of plan assets for the pension plans was $2.6 billion and $2.5 billion at December 31, 2011 and 2010, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Asset category	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$294	$166	$128	$—
Fixed income	170	106	64	—
Real estate/other	72	45	—	27
Cash	2	2	—	—

Total U.S. pension plan assets	$538	$319	$192	$27

Non-U.S. pension plans:
Equities	$771	$361	$410	$—
Fixed income	923	304	619	—
Real estate/other	316	1	281	34
Cash	16	16	—	—

Total non-U.S. pension plan assets	$2,026	$682	$1,310	$34

		Fair Value Amounts Using
Asset category	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$295	$174	$121	$—
Fixed income	155	97	57	1
Real estate/other	64	45	—	19
Cash	3	3	—	—

Total U.S. pension plan assets	$517	$319	$178	$20

Non-U.S. pension plans:
Equities	$868	$440	$428	$—
Fixed income	891	244	647	—
Real estate/other	248	2	213	33
Cash	18	18	—	—

Total non-U.S. pension plan assets	$2,025	$704	$1,288	$33

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real Estate/Other
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)	Year ended December 31, 2011	Year ended December 31, 2010
Balance at beginning of period	$52	$33
Return on pension plan assets	(1)	3
Purchases, sales and settlements	10	16

Balance at end of period	$61	$52

	Fixed Income
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)	Year ended December 31, 2011	Year ended December 31, 2010
Balance at beginning of period	$1	$—
Return on pension plan assets	—	—
Purchases, sales and settlements	(1)	1

Balance at end of period	$—	$1

        Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long term rate of return on the pension assets is estimated to be between 6.62% and 8.25%. The asset allocation for our pension plans at December 31, 2011 and 2010 and the target allocation for 2012, by asset category are as follows:

Asset category	Target Allocation 2012	Allocation at December 31, 2011	Allocation at December 31, 2010
U.S. pension plans:
Equities	54%	55%	57%
Fixed income	33%	32%	30%
Real estate/other	13%	13%	12%
Cash	—	—	1%

Total U.S. pension plans	100%	100%	100%

Non-U.S. pension plans:
Equities	39%	38%	43%
Fixed income	45%	46%	44%
Real estate/other	15%	15%	12%
Cash	1%	1%	1%

Total non-U.S. pension plans	100%	100%	100%

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        Equity securities in our pension plans did not include any equity securities of our Company or our affiliates at the end of 2011.

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

        Our total combined expense for the above defined contribution plans for the years ended December 31, 2011, 2010 and 2009 was $14 million, $14 million and $12 million, respectively.

SUPPLEMENTAL SALARY DEFERRAL PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        The Huntsman Supplemental Savings Plan ("Huntsman SSP") is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year. The Huntsman SSP was amended and restated effective as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986.

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

        Assets of these plans are included in other noncurrent assets and as of December 31, 2011 and 2010 were $12 million and $11 million, respectively. During each of the years ended December 31, 2011, 2010 and 2009, we expensed a total of $1 million, $1 million and nil, respectively, as contributions to the Huntsman SSP and the SERP.

STOCK-BASED INCENTIVE PLAN

        In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

nonvested stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. As of December 31, 2011 we are authorized to grant up to of 32.6 million shares under the Stock Incentive Plan. See "Note 22. Stock-Based Compensation Plan."

INTERNATIONAL PLANS

        International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

18. INCOME TAXES

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2011	2010	2009
Income tax expense (benefit):
U.S.
Current	$69	$(35)	$188
Deferred	4	47	160
Non-U.S.
Current	63	41	18
Deferred	(27)	(24)	78

Total	$109	$29	$444

Huntsman International

	Year ended December 31,
	2011	2010	2009
Income tax expense (benefit):
U.S.
Current	$7	$(23)	$67
Deferred	69	45	(13)
Non-U.S.
Current	63	41	17
Deferred	(26)	(23)	88

Total	$113	$40	$159

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision (benefit) for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2011	2010	2009
Income from continuing operations before income taxes	$360	$20	$569

Expected tax expense at U.S. statutory rate of 35%	$126	$7	$199
Change resulting from:
State tax expense (benefit) net of federal benefit	7	(4)	7
Non-U.S. tax rate differentials	6	(16)	46
Effects of non-U.S. operations	7	28	(4)
Portion of Convertible Note loss on early extinguishment of debt treated as equity for tax purposes	—	43	—
Tax authority dispute resolutions	(4)	(21)	(6)
Tax benefit of losses with valuation allowances as a result of other comprehensive income	(1)	(4)	(38)
Change in valuation allowance	(16)	(19)	223
Other, net	(16)	15	17

Total income tax expense	$109	$29	$444

Huntsman International

	Year ended December 31,
	2011	2010	2009
Income (loss) from continuing operations before income taxes	$370	$184	$(240)

Expected tax expense (benefit) at U.S. statutory rate of 35%	$130	$64	$(84)
Change resulting from:
State tax expense (benefit) net of federal benefit	7	(4)	(1)
Non-U.S. tax rate differentials	6	(16)	46
Effects of non-U.S. operations	8	29	(4)
Tax authority dispute resolutions	(4)	(21)	(6)
Tax benefit of losses with valuation allowances as a result of other comprehensive income	(1)	(4)	(39)
Change in valuation allowance	(19)	(22)	230
Other, net	(14)	14	17

Total income tax expense	$113	$40	$159

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        On September 8, 2009, we announced the closure of our Australia Styrenics operations. U.S. tax law, under our relevant facts, provides for a deduction on investments that are "worthless" for U.S. tax purposes. Therefore, during 2011, 2010, and 2009, we recorded tax benefits of $2 million, $28 million and $74 million, respectively, in discontinued operations related to the closure of and the cumulative U.S. investments in our Australia Styrenics business.

        Included in the 2011, 2010 and 2009 non-U.S. deferred tax expense is $1 million, $4 million and $38 million, respectively, of income tax benefit for losses from continuing operations for certain jurisdictions with valuation allowances to the extent income was recorded in other comprehensive income. An offsetting income tax expense was recognized in accumulated other comprehensive income.

        The components of income (loss) from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2011	2010	2009
U.S.	$256	$(126)	$901
Non-U.S.	104	146	(332)

Total	$360	$20	$569

Huntsman International

	Year ended December 31,
	2011	2010	2009
U.S.	$255	$38	$92
Non-U.S.	115	146	(332)

Total	$370	$184	$(240)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2011	2010
Deferred income tax assets:
Net operating loss carryforwards	$824	$780
Pension and other employee compensation	256	218
Property, plant and equipment	77	97
Intangible assets	36	51
Foreign tax credits	46	58
Other, net	98	119

Total	$1,337	$1,323

Deferred income tax liabilities:
Property, plant and equipment	$(549)	$(562)
Pension and other employee compensation	(25)	(19)
Other, net	(108)	(111)

Total	$(682)	$(692)

Net deferred tax asset before valuation allowance	$655	$631
Valuation allowance	(756)	(797)

Net deferred tax liability	$(101)	$(166)

Current deferred tax asset	$20	$1
Current deferred tax liability	(7)	(19)
Non-current deferred tax asset	195	166
Non-current deferred tax liability	(309)	(314)

Net deferred tax liability	$(101)	$(166)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

Huntsman International

	December 31,
	2011	2010
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$895	$970
Pension and other employee compensation	254	216
Property, plant and equipment	77	97
Intangible assets	35	50
Foreign tax credits	82	75
Other, net	140	116

Total	$1,483	$1,524

Deferred income tax liabilities:
Property, plant and equipment	$(515)	$(520)
Pension and other employee compensation	(25)	(19)
Other, net	(107)	(110)

Total	$(647)	$(649)

Net deferred tax asset before valuation allowance	$836	$875
Valuation allowance	(768)	(813)

Net deferred tax asset	$68	$62

Current deferred tax asset	$40	$40
Current deferred tax liability	(29)	(63)
Non-current deferred tax asset	163	179
Non-current deferred tax liability	(106)	(94)

Net deferred tax asset	$68	$62

        We have net operating loss carryforwards ("NOLs") of $2,743 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $1,172 million have a limited life (of which $1,064 million are subject to a valuation allowance) and none are scheduled to expire in 2012. We had $68 million of NOLs expire unused in 2011, substantially all of which were in Switzerland and had been subject to a full valuation allowance.

        Included in the $2,743 million of non-U.S. NOLs is $977 million attributable to our Luxembourg entities. As of December 31, 2011, there is a valuation allowance of $268 million against these net tax-effected NOLs of $281 million. Due to the uncertainty surrounding the realization of the benefits of these losses, we have reduced substantially all of the related deferred tax asset with a valuation allowance.

        Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future.

        During 2011, we released valuation allowances of $27 million on a portion of our net deferred tax assets in France, Spain, Singapore, Australia and Luxembourg, and we established valuation allowances of $5 million on certain net deferred tax assets in China and Thailand.

        Recent profitability in our Pigments business has led to sufficient positive evidence to release a portion of the valuation allowances in France and Spain, in amounts of $10 million and $2 million, respectively. Continued and sustained profitability in the Pigments business could result in additional valuation allowances being released in the future. The valuation allowance in Singapore of $2 million was released primarily as a result of a cumulative history of operating profits. Additional partial valuation allowance releases were recognized in Australia of $5 million and Luxembourg of $8 million, and these will continue to be periodically adjusted with any significant changes in estimated future taxable income, all within the current plans for the future tax structure of these jurisdictions.

        Cumulative losses and the restructuring of our Textile Effects business resulted in the determination that it is more likely than not that the deferred tax assets of the Textile Effects businesses in China of $4 million and Thailand of $1 million would not be realized. Continued sustained losses in the Textile Effects business could result in the future establishment of additional valuation allowances in other jurisdictions.

        During 2010, we released valuation allowances of $20 million on certain net deferred tax assets, principally in Australia (as a result of discontinuing the unprofitable portion of the business operations in that country) and Luxembourg (as a result of restructuring our internal treasury activities such that a portion of the deferred tax assets is more likely than not to be realized). During 2009, we established valuation allowances of $149 million on certain net deferred tax assets, principally in the U.K., primarily as a result of a cumulative history of operating losses.

        Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2011	2010	2009
Valuation allowance as of January 1	$797	$842	$669
Valuation allowance as of December 31	756	797	842

Net decrease (increase)	41	45	(173)
Foreign currency movements	(30)	1	14
Increase (decrease) to deferred tax assets with an offsetting (decrease) increase to valuation allowances	5	(27)	(64)

Change in valuation allowance per rate reconciliation	$16	$19	$(223)

Components of change in valuation allowance affecting tax expense:
Pre-tax losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(6)	$(1)	$(78)
Releases of valuation allowances in various jurisdictions	27	20	4
Establishments of valuation allowances in various jurisdictions	(5)	—	(149)

Change in valuation allowance per rate reconciliation	$16	$19	$(223)

Huntsman International

	2011	2010	2009
Valuation allowance as of January 1	$813	$861	$681
Valuation allowance as of December 31	768	813	861

Net decrease (increase)	45	48	(180)
Foreign currency movements	(30)	1	14
Increase (decrease) to deferred tax assets with an offsetting (decrease) increase to valuation allowances	4	(27)	(64)

Change in valuation allowance per rate reconciliation	$19	$22	$(230)

Components of change in valuation allowance affecting tax expense:
Pre-tax (losses) income in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(3)	$2	$(75)
Releases of valuation allowances in various jurisdictions	27	20	4
Establishments of valuation allowances in various jurisdictions	(5)	—	(159)

Change in valuation allowance per rate reconciliation	$19	$22	$(230)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2011	2010
Unrecognized tax benefits as of January 1	$43	$74
Gross increases and decreases—tax positions taken during a prior period	(3)	(27)
Gross increases and decreases—tax positions taken during the current period	3	4
Reductions resulting from the lapse of statutes of limitation	(4)	(10)
Foreign currency movements	—	2

Unrecognized tax benefits as of December 31	$39	$43

        As of December 31, 2011 and 2010, the amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate is $31 million and $32 million, respectively.

        In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

	Year ended December 31,
	2011	2010	2009
Interest expense included in tax expense	$5	$1	$3
Penalties expense included in tax expense	—	—	1

	December 31,
	2011	2010
Accrued liability for interest	$13	$8
Accrued liability for penalties	2	2

        We conduct business globally and, as a result, we file income tax returns in the U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
China	2002 and later
Hong Kong	2000 and later
India	2004 and later
Italy	2007 and later
Malaysia	2003 and later
Switzerland	2006 and later
The Netherlands	2006 and later
United Kingdom	2008 and later
United States federal	2011 and later

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

        We estimate that it is reasonably possible that certain of our unrecognized tax benefits, which are individually insignificant, (both U.S. and non-U.S.) could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of $2 million to $19 million. For the 12-month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would result in a corresponding benefit to our income tax expense.

        During 2011, we concluded and effectively settled tax examinations in the U.S. (both Federal and various states) and various non-U.S. jurisdictions including, but not limited to, Australia, China, France and Germany. During 2010, we concluded and settled tax examinations in the U.S. (both Federal and various states) and various non-U.S. jurisdictions including, but not limited to, Belgium, Spain, Indonesia, Thailand and the U.K. During 2009, we concluded and settled tax examinations in the U.S. (both Federal and various states) and various non-U.S. jurisdictions including, but not limited to, Belgium and Italy.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, the Company does not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were approximately $226 million at December 31, 2011. It is not practicable to determine the unrecognized deferred tax liability on those earnings. We have material inter-company debt obligations owed by our non-U.S. subsidiaries to the U.S. The Company does not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation and our ability to return cash to the U.S. through payments of inter-company debt owned by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividend we will utilize our inter-company debt. If any earnings were repatriated via dividend, the Company would need to accrue and pay taxes on the distributions.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2012. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2011 pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. During 2011, 2010 and 2009, we made minimum payments under such take or pay contracts without taking the product of nil, nil and $6 million, respectively.

        Total purchase commitments as of December 31, 2011 are as follows (dollars in millions):

Year ending December 31
2012	$685
2013	197
2014	128
2015	104
2016	59
Thereafter	94

$1,267

OPERATING LEASES

        We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $83 million, $62 million and $56 million for 2011, 2010 and 2009, respectively, net of sublease rentals of approximately $4 million for each of 2011, 2010 and 2009, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under operating leases as of December 31, 2011 are as follows (dollars in millions):

Year ending December 31
2012	$77
2013	71
2014	64
2015	50
2016	45
Thereafter	148

$455

        Future minimum lease payments have not been reduced by minimum sublease rentals of $28 million due in the future under noncancelable subleases.

LEGAL MATTERS

Asbestos Litigation

        We have been named as a premises defendant in a number of asbestos exposure cases, typically claims by nonemployees of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaints have not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery.

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant premises, the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. Rarely do the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our eighteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Year ended December 31,
	2011	2010	2009
Unresolved at beginning of period	1,116	1,138	1,140
Tendered during period	10	24	18
Resolved during period(1)	46	46	20
Unresolved at end of period	1,080	1,116	1,138

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

        We have never made any payments with respect to these cases. As of December 31, 2011, we had an accrued liability of $10 million relating to these cases and a corresponding receivable of $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2011.

        Certain cases in which we are a premises defendant are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Year ended December 31,
	2011	2010	2009
Unresolved at beginning of period	37	39	43
Filed during period	11	5	3
Resolved during period	12	7	7
Unresolved at end of period	36	37	39

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $584,000 and $201,000 during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had an accrual of $460,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2011.

Antitrust Matters

        We were named as a defendant in civil class action antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("polyether polyol products") sold in the U.S. in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases in multidistrict litigation pending in the U.S. District Court for the District of Kansas.

        In addition, we and the other Polyether Polyol defendants were named as defendants in three civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in the Kansas multidistrict litigation. The relevant time frame for these cases is 1994 to 2004 and they are referred to as the "direct action cases." The class action and the direct action cases were consolidated in the Kansas court for the purposes of discovery and other pretrial matters.

        In the second quarter of 2011, we settled the class action and were dismissed as a defendant. On December 29, 2011, we entered into a settlement agreement with the direct action plaintiffs for an amount immaterial to our financial statements and were dismissed from those cases on December 30, 2011.

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

Port Arthur Plant Fire Insurance Litigation Settlement

        On April 29, 2006, our former Port Arthur, Texas olefins manufacturing plant (which we sold to Flint Hills Resources in November 2007) experienced a major fire. The plant was covered by property damage and business interruption insurance through IRIC, our captive insurer, and the Reinsurers. The property damage and business interruption insurance was subject to a combined deductible of $60 million. We, together with IRIC, asserted claims to the Reinsurers related to losses occurring as a result of this fire. On August 31, 2007, the Reinsurers brought an action against us in the U.S. District Court for the Southern District of Texas. The action sought to compel us to arbitrate with the Reinsurers to resolve disputes related to our claims or, in the alternative, to declare judgment in favor of the Reinsurers. Pursuant to a December 29, 2008 agreement, we participated with the Reinsurers in binding arbitration. We paid our deductible on the claim of $60 million and were paid $365 million by the Reinsurers prior to the commencement of binding arbitration. On May 14, 2010, we entered into a settlement agreement with the Reinsurers, including those Reinsurers that did not participate in the arbitration proceedings that resolved the remainder of our insurance claim for a total amount of $110 million. The Reinsurers completed the payment of this amount on June 15, 2010. For more information, see "Note 25. Discontinued Operations—U.S. Base Chemical Business" to our consolidated financial statements.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product from that which it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. The customer has indicated that it has been notified of claims of up to an aggregate of approximately 150 million Euros relating to this matter and believes that we may be responsible for all or a portion of these claims. We are investigating this matter and based on the facts currently available to us, we believe that we are insured for any payments we may ultimately make in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs to us. We have made no accrual with respect to this matter.

Other Proceedings

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

        We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2011, 2010 and 2009, our capital expenditures for EHS matters totaled $92 million, $85 million, and $54 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho believed to have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service notified us that we are a CERCLA PRP for the mine site involving selenium contaminated surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERCLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a RI/FS. In 2009, the Forest Service notified the three PRPs (our Company, Nu-West and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in conjunction with Wells Cargo, we agreed to jointly comply with a unilateral administrative order a UAO to conduct an RI/FS of the entire West Ridge of the site, although we are alleged to have had only a limited historical presence in the investigation area. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. On June 15, 2010, we received the UAO which had been executed by the Forest Service and we are presently carrying out the requirements of the order. We continue to coordinate with our insurers regarding policy coverage in this matter. At this time, we do not believe the costs to remediate this site will be material to our financial statements.

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

        In June of 2006, an agreement was reached between the local regulatory authorities and our Advanced Materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. In October 2010, the local authorities approved our proposed two-phase remedial approach. The first phase was

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

installed in 2011 and involves groundwater extraction and treatment in one limited area of the site. The second phase, not yet defined, would proceed during site redevelopment. As the second phase remediation has not yet been defined, we are unable to assess our potential liability.

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the EPA Victoria due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. This facility has been closed and demolished.

        By letter dated March 15, 2010, DOJ notified us that the EPA has requested that the DOJ bring an action in federal court against us and other PRPs for recovery of costs incurred by the U.S. in connection with releases of hazardous substances from the State Marine Superfund Site in Port Arthur, Texas. As of August 31, 2007, the EPA had incurred and paid approximately $2.8 million in unreimbursed response costs related to the site. Prior to filing the complaint, the DOJ requested that PRPs sign and return a standard tolling agreement (from March 31, 2010 through September 30, 2010) and participate in settlement discussions. We originally responded to an information request regarding this site on March 7, 2005 and identified historical transactions associated with a predecessor of a company we acquired. The prior owners have contractually agreed to indemnify us in this matter. While the DOJ is aware of the indemnity, we may be required to participate in future settlement discussions; therefore, on March 29, 2010, we submitted the signed tolling agreement and offer to negotiate to the DOJ. The tolling agreement has since been extended three times, most recently through January 31, 2012. In a direct final rule published December 6, 2011, EPA Region 6 announced that it is delisting this Superfund site from the National Priorities List.

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

        Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material effect on our financial statements. However, if such indemnities are not honored or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, then such expenditures may have a material effect on our financial statements. At the current time, we are unable

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

to estimate the total cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $36 million and $48 million for environmental liabilities as of December 31, 2011 and 2010, respectively. Of these amounts, $7 million and $13 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2011 and 2010, respectively, and $29 million and $35 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2011 and 2010, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        On June 1, 2007, the EU regulatory framework for chemicals called REACH took effect, designed to be phased in over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the EEA, we were required to pre-register with ECHA, such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations and our first phase registrations by the November 30, 2010 deadline. While we continue our registration efforts to meet the next registration deadline of June 2013, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the EU.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $5 million, $9 million and $3 million in 2011, 2010 and 2009, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

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

        It is possible that we could be named as a defendant in existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material effect on our financial statements.

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

        In May and July 2010, PAPL fully disclosed the environmental noncompliance issues to the local Indian environmental agency, the TNPCB. All environmental compliance and reporting issues have been addressed to the agency's satisfaction other than the use of freshwater for the dilution of wastewater effluent discharges and including the remediation of several off-site solid waste disposal areas. Both remaining issues are being addressed. At TNPCB's direction, we submitted a plan for the remediation of the off-site waste disposal areas, which the TNPCB approved. The impacted off-site soil was excavated and relocated to the site. Final commercial disposal methods for the removed waste await approval from TNPCB, although we do not anticipate the costs to be material.

        Also in May 2010, we voluntarily contacted the SEC and the DOJ to advise them of our investigation and that we intend to cooperate fully with each of them. We met with the SEC and the DOJ in October 2010 to discuss this matter and we continue to cooperate with these agencies. Steps have been taken to halt all known illegal or improper activity, including the termination of employment of management employees as appropriate.

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

21. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

        Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. During 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. Repurchases under this program may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost.

DIVIDENDS ON COMMON STOCK

        The following tables represent dividends on common stock for our Company for the years ended December 31, (dollars in millions, except per share payment amounts):

	2011
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2011	March 15, 2011	$0.10	$24
June 30, 2011	June 15, 2011	0.10	24
September 30, 2011	September 15, 2011	0.10	24
December 30, 2011	December 15, 2011	0.10	24

Total			$96

	2010
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2010	March 15, 2010	$0.10	$24
June 30, 2010	June 15, 2010	0.10	24
September 30, 2010	September 15, 2010	0.10	24
December 31, 2010	December 15, 2010	0.10	24

Total			$96

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

22. STOCK-BASED COMPENSATION PLAN

        Under the Stock Incentive Plan, a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2011, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of December 31, 2011, we had 10.6 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock- based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2011	2010	2009
Huntsman Corporation compensation cost	$24	$27	$20
Huntsman International compensation cost	22	24	16

        The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $6 million, $8 million and $6 million for the years ended December 31, 2011, 2010 and 2009 respectively.

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

	Year ended December 31,
	2011	2010	2009
Dividend yield	2.3%	3.0%	15.4%
Expected volatility	65.6%	69.0%	70.4%
Risk-free interest rate	2.8%	3.1%	2.5%
Expected life of stock options granted during the period	6.6 years	6.6 years	6.6 years

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of December 31, 2011 and changes during the year then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2011	10,997	$12.28
Granted	953	17.51
Exercised	(1,268)	2.82
Forfeited	(337)	15.14

Outstanding at December 31, 2011	10,345	13.83	5.9	$27

Exercisable at December 31, 2011	7,089	16.34	5.0	13

        The weighted-average grant-date fair value of stock options granted during 2011, 2010 and 2009 was $9.17, $6.97 and $0.51 per option, respectively. As of December 31, 2011, there was $8 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.6 years.

        During 2009 no stock options were exercised. During the year ended December 31, 2011 and 2010, the total intrinsic value of stock options exercised was $19 million and $14 million, respectively.

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

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of December 31, 2011 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2011	3,126		$6.95	1,642	$6.05
Granted	675		17.55	311	17.59
Vested	(1,500)	(1)	7.20	(729)	5.55
Forfeited	(14)		4.98	(124)	7.99

Nonvested at December 31, 2011	2,287		9.92	1,100	9.42

(1)
As of December 31, 2011, a total of 444,177 restricted stock units were vested, of which 115,045 vested during 2011. Only 176,327 of these shares have been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of December 31, 2011, there was $16 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.9 years. The value of share awards that vested during the years ended December 31, 2011, 2010 and 2009 was $23 million, $18 million and $12 million, respectively.

23. OTHER COMPREHENSIVE (LOSS) INCOME

        Other comprehensive (loss) income consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2011		2010		2009
	Accumulated income (loss)	(Loss) income	Accumulated income (loss)	Income (loss)	Income (loss)
Foreign currency translation adjustments, net of tax of $24 and $25 as of December 31, 2011 and 2010, respectively	$218	$(80)	$298	$24	$70
Pension and other postretirement benefits adjustments, net of tax $124 and $92 as of December 31, 2011 and 2010, respectively	(800)	(187)	(613)	(33)	133
Other comprehensive income (loss) of unconsolidated affiliates	8	1	7	—	(2)
Other, net	3	(1)	4	(2)	2

Total	(571)	(267)	(304)	(11)	203
Amounts attributable to noncontrolling interests	12	5	7	1	(1)

Amounts attributable to Huntsman Corporation	$(559)	$(262)	$(297)	$(10)	$202

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Huntsman International

	December 31,
	2011		2010		2009
	Accumulated income (loss)	(Loss) income	Accumulated income (loss)	Income (loss)	Income (loss)
Foreign currency translation adjustments, net of tax of $11 and $12 as of December 31, 2011 and 2010, respectively	$217	$(79)	$296	$23	$71
Pension and other postretirement benefits adjustments, net of tax $156 and $124 as of December 31, 2011 and 2010, respectively	(845)	(182)	(663)	(28)	136
Other comprehensive income (loss) of unconsolidated affiliates	8	1	7	—	(2)
Other, net	(3)	(2)	(1)	(2)	2

Total	(623)	(262)	(361)	(7)	207
Amounts attributable to noncontrolling interests	12	5	7	1	(1)

Amounts attributable to Huntsman International LLC	$(611)	$(257)	$(354)	$(6)	$206

        Items of other comprehensive (loss) income of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

24. (EXPENSES) INCOME ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION

        Total (expenses) income associated with the Terminated Merger and related litigation were as follows (dollars in millions):

	December 31,
	2011	2010	2009
Gain recognized pursuant to the Texas Bank Litigation Settlement Agreement	$—	$—	$868
Directors' fees	—	(3)	—
Legal fees and other	—	(1)	(33)

Total (expenses) income	$—	$(4)	$835

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

24. (EXPENSES) INCOME ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION (Continued)

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

25. DISCONTINUED OPERATIONS

AUSTRALIA STYRENICS BUSINESS SHUTDOWN

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. During 2009, we recorded costs of approximately $63 million related to the closure of this business. U.S. tax law, under relevant facts, provides for a deduction on investments that are "worthless" for U.S. tax purposes. Therefore, during 2009, we recorded a tax benefit of $74 million in discontinued operations related to the closure of and the cumulative U.S. investments in our Australian Styrenics business. During 2010, we recorded additional closure costs of $6 million. Also during 2010, we recorded a $19 million loss from the recognition of cumulative currency translation losses upon the liquidation and substantial liquidation of foreign entities related to this business. Furthermore, we recorded an additional tax benefit of $28 million in 2010 related to the closure of this business. The following results of operations of our former Australian styrenics business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2011	2010	2009
Revenues	$38	$52	$98
Operating costs and expenses	(44)	(85)	(182)
Nonoperating expense	—	(19)	—

Loss before income taxes	(6)	(52)	(84)
Income tax benefit	2	28	74

Loss from discontinued operations, net of tax	$(4)	$(24)	$(10)

        In 2006, product defect actions were filed against our subsidiary Huntsman Chemical Company Australia Pty Limited ("HCCA") in Australian courts relating to the sale and supply of vinyl ester resins that were used in the manufacture of fiberglass swimming pools. HCCA ceased manufacturing

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. DISCONTINUED OPERATIONS (Continued)

these specific resin formulations by 2004 and sold the business that manufactured and sold these resins in 2007.

        During the first quarter of 2011, HCCA increased its estimate of probable loss related to these claims and recorded a liability for the full estimated value of the claims and a corresponding receivable relating to our indemnity protection with a net charge to discontinued operations for any potential shortfall in insurance coverage. Following mediation held in August 2011, HCCA and its insurers reached an agreement with two claimants to settle their claims for amounts within our insurance coverage after our self-insured retention was satisfied. Accordingly, during the third quarter of 2011, HCCA reduced its estimate of probable loss proportionately and reversed a portion of the liability related to this matter. The settlements were paid in the fourth quarter of 2011. Our insurers continue to defend us in one remaining claim, but we do not believe that a resolution of the claim would be material to our financial statements.

        The results of our former Australian styrenics business were previously included in our Corporate and other segment and have been presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

U.S. BASE CHEMICALS BUSINESS

        On November 5, 2007, we completed a disposition of our U.S. base chemicals businesses, which included our former olefins manufacturing assets located at Port Arthur, Texas. A captive ethylene unit at the retained Port Neches, Texas site of our Performance Products segment operations was not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units.

        The following results of our former U.S base chemicals business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2011	2010	2009
Other (expenses) income	$(1)	$(6)	$2
Gain (loss) on insurance settlements, net	—	110	(17)

(Loss) income before income taxes	(1)	104	(15)
Income tax (expense) benefit	—	(38)	6

(Loss) income from discontinued operations, net of tax	$(1)	$66	$(9)

        During 2009, we recorded legal fees of $17 million for the arbitration of the fire insurance claim related to the 2006 fire at our former Port Arthur, Texas facility and recorded a gain of $2 million on the settlement of product exchange liabilities. During 2010, we recorded a $110 million pretax gain in connection with the final settlement of insurance claims related to the 2006 fire at our former Port Arthur, Texas plant and a pretax gain of $7 million from the settlement of insurance claims related to the 2005 gulf coast storms. Of the $110 million payment, $34 million was reflected within the statement

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. DISCONTINUED OPERATIONS (Continued)

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

26. RELATED PARTY TRANSACTIONS

        Our accompanying consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2011	2010	2009
Sales to:
Unconsolidated affiliates	$180	$201	$96
Inventory purchases from:
Unconsolidated affiliates	465	369	273

        An agreement was reached prior to the initial public offering of our common stock in February 2005 with the Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that we would donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. On March 24, 2010, we completed this donation. At the time of the donation, the building had an appraised value of approximately $10 million. We continue to occupy and use a portion of the building under a lease pursuant to which we make annual lease payments of approximately $2 million to the Huntsman Foundation. During 2011 and 2010, we made payments of approximately $2 million and $1 million, respectively, to the Huntsman Foundation under the lease. The lease expires on December 31, 2013, subject to two five-year extensions, at our option.

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

27. OPERATING SEGMENT INFORMATION

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

27. OPERATING SEGMENT INFORMATION (Continued)

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

	Year ended December 31,
	2011	2010	2009
Net Sales:
Polyurethanes	$4,434	$3,605	$3,005
Performance Products	3,301	2,659	2,090
Advanced Materials	1,372	1,244	1,059
Textile Effects	737	787	691
Pigments	1,642	1,213	960
Eliminations	(265)	(258)	(140)

Total	$11,221	$9,250	$7,665

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$469	$319	$388
Performance Products	385	363	246
Advanced Materials	125	143	59
Textile Effects	(199)	1	(64)
Pigments	501	205	(25)
Corporate and other(2)	(236)	(384)	651

Subtotal	1,045	647	1,255
Discontinued Operations(3)	(6)	53	(97)

Total	1,039	700	1,158
Interest expense, net	(249)	(229)	(238)
Income tax expense—continuing operations	(109)	(29)	(444)
Income tax benefit (expense)—discontinued operations	5	(10)	80
Depreciation and amortization	(439)	(405)	(442)

Net income attributable to Huntsman Corporation	$247	$27	$114

Depreciation and Amortization:
Polyurethanes	$160	$155	$160
Performance Products	110	92	78
Advanced Materials	33	33	38
Textile Effects	27	26	19
Pigments	74	67	104
Corporate and other(2)	35	31	41

Subtotal	439	404	440
Discontinued Operations	—	1	2

Total	$439	$405	$442

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2011	2010	2009
Capital Expenditures:
Polyurethanes	$85	$59	$55
Performance Products	96	66	70
Advanced Materials	39	24	14
Textile Effects	34	23	19
Pigments	57	49	23
Corporate and other(2)	19	15	8

Total	$330	$236	$189

	December 31,
	2011	2010
Total Assets:
Polyurethanes	$3,144	$3,095
Performance Products	2,348	2,077
Advanced Materials	1,307	1,327
Textile Effects	686	776
Pigments	1,428	1,330
Corporate and other(2)	(256)	109

Total	$8,657	$8,714

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2011	2010	2009
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$469	$319	$388
Performance Products	385	363	246
Advanced Materials	125	143	59
Textile Effects	(199)	1	(64)
Pigments	501	205	(25)
Corporate and other(2)	(236)	(224)	(178)

Subtotal	1,045	807	426
Discontinued Operations(3)	(6)	53	(97)

Total	1,039	860	329
Interest expense, net	(262)	(248)	(240)
Income tax expense—continuing operations	(113)	(40)	(159)
Income tax benefit (expense)—discontinued operations	5	(10)	80
Depreciation and amortization	(416)	(382)	(420)

Net income (loss) attributable to Huntsman International LLC	$253	$180	$(410)

Depreciation and Amortization:
Polyurethanes	$160	$155	$160
Performance Products	110	92	78
Advanced Materials	33	33	38
Textile Effects	27	26	19
Pigments	74	67	104
Corporate and other(2)	12	8	19

Subtotal	416	381	418
Discontinued Operations	—	1	2

Total	$416	$382	$420

Capital Expenditures:
Polyurethanes	$85	$59	$55
Performance Products	96	66	70
Advanced Materials	39	24	14
Textile Effects	34	23	19
Pigments	57	49	23
Corporate and other(2)	19	15	8

Total	$330	$236	$189

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2011	2010
Total Assets:
Polyurethanes	$3,086	$3,024
Performance Products	2,340	2,067
Advanced Materials	1,307	1,327
Textile Effects	686	776
Pigments	1,384	1,277
Corporate and other(2)	(473)	(164)

Total	$8,330	$8,307

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

(3)
The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers, base chemicals and Australian styrenics businesses are included in discontinued operations for all periods presented. For more information, see "Note 25. Discontinued Operations."

	Year ended December 31,
	2011	2010	2009
By Geographic Area
Revenues(1):
United States	$3,470	$2,777	$2,345
China	944	881	561
Mexico	723	485	432
Germany	638	519	433
Italy	558	474	415
Other nations	4,888	4,114	3,479

Total	$11,221	$9,250	$7,665

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2011	2010
Long-lived assets(2):
Huntsman Corporation
United States	$1,390	$1,441
The Netherlands	310	311
United Kingdom	306	320
Saudi Arabia	243	259
Germany	205	68
Switzerland	166	221
Spain	157	173
Other nations	845	812

Total	$3,622	$3,605

Huntsman International
United States	$1,278	$1,305
The Netherlands	310	311
United Kingdom	306	320
Saudi Arabia	243	259
Germany	205	68
Switzerland	166	221
Spain	157	173
Other nations	845	812

Total	$3,510	$3,469

(1)
Geographic information for revenues is based upon countries into which product is sold.

(2)
Long-lived assets are made up of property, plant and equipment, net.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. There are no contractual restrictions limiting transfers of cash from Guarantor subsidiaries to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$4	$—	$227	$—	$231
Restricted cash	—	—	8	—	8
Accounts and notes receivable, net	13	151	1,365	—	1,529
Accounts receivable from affiliates	1,105	3,041	93	(4,091)	148
Inventories	105	271	1,167	(4)	1,539
Prepaid expenses	9	7	43	(13)	46
Deferred income taxes	6	—	49	(15)	40
Other current assets	90	9	222	(101)	220

Total current assets	1,332	3,479	3,174	(4,224)	3,761
Property, plant and equipment, net	393	868	2,247	2	3,510
Investment in unconsolidated affiliates	5,286	1,460	147	(6,691)	202
Intangible assets, net	42	2	52	(3)	93
Goodwill	(16)	82	48	—	114
Deferred income taxes	154	—	191	(182)	163
Notes receivable from affiliates	20	920	5	(940)	5
Other noncurrent assets	81	137	264	—	482

Total assets	$7,292	$6,948	$6,128	$(12,038)	$8,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53	$205	$604	$—	$862
Accounts payable to affiliates	2,244	822	1,089	(4,091)	64
Accrued liabilities	117	204	487	(114)	694
Deferred income taxes	—	39	7	(17)	29
Note payable to affiliate	100	—	—	—	100
Current portion of debt	33	—	179	—	212

Total current liabilities	2,547	1,270	2,366	(4,222)	1,961
Long-term debt	3,128	—	602	—	3,730
Notes payable to affiliates	435	—	944	(940)	439
Deferred income taxes	9	79	98	(80)	106
Other noncurrent liabilities	196	163	644	—	1,003

Total liabilities	6,315	1,512	4,654	(5,242)	7,239
Equity
Huntsman International LLC members'
equity:
Members' equity	3,081	4,754	2,343	(7,097)	3,081
Accumulated deficit	(1,493)	(820)	(396)	1,216	(1,493)
Accumulated other comprehensive (loss) income	(611)	1,502	(546)	(956)	(611)

Total Huntsman International LLC members' equity	977	5,436	1,401	(6,837)	977
Noncontrolling interests in subsidiaries	—	—	73	41	114

Total equity	977	5,436	1,474	(6,796)	1,091

Total liabilities and equity	$7,292	$6,948	$6,128	$(12,038)	$8,330

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$885	$3,349	$6,807	$—	$11,041
Related party sales	453	493	1,098	(1,864)	180

Total revenues	1,338	3,842	7,905	(1,864)	11,221
Cost of goods sold	1,178	3,160	6,855	(1,830)	9,363

Gross profit	160	682	1,050	(34)	1,858
Selling, general and administrative	182	97	637	—	916
Research and development	50	34	82	—	166
Other operating expense (income)	35	(18)	(37)	—	(20)
Restructuring, impairment and plant closing costs	1	—	166	—	167

Operating (loss) income	(108)	569	202	(34)	629
Interest (expense) income, net	(216)	43	(89)	—	(262)
Equity in income of investment in affiliates and subsidiaries	381	77	9	(459)	8
Loss on early extinguishment of debt	(7)	—	—	—	(7)
Other (expense) income	(35)	—	1	36	2

Income from continuing operations before income taxes	15	689	123	(457)	370
Income tax benefit (expense)	232	(210)	(35)	(100)	(113)

Income from continuing operations	247	479	88	(557)	257
Income (loss) from discontinued operations, net of tax	6	(1)	(6)	—	(1)

Income before extraordinary gain	253	478	82	(557)	256
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	4	—	4

Net income	253	478	86	(557)	260
Net income attributable to noncontrolling interests	—	(2)	(6)	1	(7)

Net income attributable to Huntsman International LLC	$253	$476	$80	$(556)	$253

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$790	$2,514	$5,745	$—	$9,049
Related party sales	262	513	958	(1,532)	201

Total revenues	1,052	3,027	6,703	(1,532)	9,250
Cost of goods sold	869	2,594	5,815	(1,506)	7,772

Gross profit	183	433	888	(26)	1,478
Operating expenses:
Selling, general and administrative	185	88	582	—	855
Research and development	52	30	69	—	151
Other operating (income) expense	(34)	11	23	—	—
Restructuring, impairment and plant closing costs	1	3	25	—	29

Operating income	(21)	301	189	(26)	443
Interest (expense) income, net	(215)	38	(71)	—	(248)
Equity in (loss) income of investment in affiliates and subsidiaries	(1,199)	91	24	1,108	24
Loss on early extinguishment of debt	(37)	—	—	—	(37)
Dividends income	1,569	—	—	(1,569)	—
Other (expense) income	(25)	—	2	25	2

Income from continuing operations before income taxes	72	430	144	(462)	184
Income tax benefit (expense)	101	(127)	(14)	—	(40)

Income from continuing operations	173	303	130	(462)	144
Income (loss) from discontinued operations, net of tax	7	68	(33)	—	42

Income before extraordinary loss	180	371	97	(462)	186
Extraordinary loss on the acquisition of a business, net of tax of nil	—	—	(1)	—	(1)

Net income	180	371	96	(462)	185
Net income attributable to noncontrolling interests	—	(2)	(4)	1	(5)

Net income attributable to Huntsman International LLC	$180	$369	$92	$(461)	$180

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$654	$2,106	$4,809	$—	$7,569
Related party sales	178	373	644	(1,099)	96

Total revenues	832	2,479	5,453	(1,099)	7,665
Cost of goods sold	676	1,983	4,977	(1,066)	6,570

Gross profit	156	496	476	(33)	1,095
Operating expenses:
Selling, general and administrative	154	123	562	—	839
Research and development	51	30	64	—	145
Other operating (income) expense	(24)	(31)	37	—	(18)
Restructuring, impairment and plant closing costs	9	2	77	—	88

Operating (loss) income	(34)	372	(264)	(33)	41
Interest (expense) income, net	(214)	40	(66)	—	(240)
Loss on accounts receivable securitization program	(15)	(2)	(6)	—	(23)
Equity in (loss) income of investment in affiliates and subsidiaries	(317)	(514)	6	828	3
Loss on early extinguishment of debt	(21)	—	—	—	(21)
Other expense	(33)	—	—	33	—

Loss from continuing operations before income taxes	(634)	(104)	(330)	828	(240)
Income tax benefit (expense)	224	(148)	(179)	(56)	(159)

Loss from continuing operations	(410)	(252)	(509)	772	(399)
Loss from discontinued operations, net of tax	—	(11)	(8)	—	(19)
Loss before extraordinary gain	(410)	(263)	(517)	772	(418)

Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	6	—	6

Net loss	(410)	(263)	(511)	772	(412)
Net loss attributable to noncontrolling interests	—	1	2	(1)	2

Net loss attributable to Huntsman International LLC	$(410)	$(262)	$(509)	$771	$(410)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$304	$99	$34	$(5)	$432

Investing activities:
Capital expenditures	(21)	(70)	(239)	—	(330)
Proceeds from settlements treated as reimbursement of capital expenditures	—	—	3	—	3
Acquisition of businesses, net of cash acquired and post-closing adjustments	—	—	(34)	—	(34)
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	28	—	28
Proceeds from sale of businesses/assets	—	8	40	—	48
Increase in receivable from affiliate	(57)	—	—	—	(57)
Investment in affiliate	(56)	(16)	—	72	—
Investment in unconsolidated affiliate	—	(26)	—	—	(26)
Cash received from unconsolidated affiliates	—	30	2	—	32
Other, net	—	—	(4)	3	(1)

Net cash used in investing activities	(134)	(74)	(204)	75	(337)

Financing activities:
Net repayments under revolving loan facilities	—	—	(2)	—	(2)
Net borrowings on overdraft facilities	—	—	9	—	9
Repayments of short-term debt	—	—	(187)	—	(187)
Borrowings on short-term debt	—	—	162	—	162
Repayments of long-term debt	(305)	—	(103)	—	(408)
Proceeds from issuance of long-term debt	—	—	98	—	98
Repayments of notes payable to affiliate	(105)	—	—	—	(105)
Proceeds from notes payable to affiliate	105	—	—	—	105
Repayments of notes payable	(32)	—	(2)	—	(34)
Borrowings on notes payable	33	—	2	—	35
Debt issuance costs paid	(7)	—	—	—	(7)
Call premiums related to early extinguishment of debt	(6)	—	—	—	(6)
Contribution from parent	—	(32)	104	(72)	—
Dividends paid to parent	(79)	(2)	—	2	(79)
Dividends paid to noncontrolling interests	—	—	(9)	—	(9)
Excess tax benefit related to stock-based compensation	10	—	—	—	10
Other, net	—	—	—	—	—

Net cash (used in) provided by financing activities	(386)	(34)	72	(70)	(418)

Effect of exchange rate changes on cash	—	—	(7)	—	(7)

Decrease in cash and cash equivalents	(216)	(9)	(105)	—	(330)
Cash and cash equivalents at beginning of period	220	9	332	—	561

Cash and cash equivalents at end of period	$4	$—	$227	$—	$231

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(241)	$15	$182	$(2)	$(46)

Investing activities:
Capital expenditures	(26)	(51)	(159)	—	(236)
Proceeds from settlements treated as reimbursement of capital expenditures	—	34	—	—	34
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	14	—	14
Proceeds from sale of businesses/assets	—	—	2	—	2
Increase in receivable from affiliate	(57)	—	—	—	(57)
Investment in affiliate	(65)	(13)	—	78	—
Investment in unconsolidated affiliates	—	(24)	(3)	—	(27)
Cash received from unconsolidated affiliates	—	26	5	—	31
Other, net	—	—	1	—	1

Net cash used in investing activities	(148)	(28)	(140)	78	(238)

Financing activities:
Net repayments under revolving loan facilities	—	—	(6)	—	(6)
Revolving loan facility from A/R Programs	254	—	—	—	254
Net borrowings on overdraft facilities	—	—	(2)	—	(2)
Repayments of short-term debt	—	—	(175)	—	(175)
Borrowings on short-term debt	—	—	212	—	212
Repayments of long-term debt	(1,154)	—	(53)	—	(1,207)
Proceeds from issuance of long-term debt	894	—	29	—	923
Repayments of note payable to affiliate	(125)	—	—	—	(125)
Proceeds from notes payable to affiliate	110	—	—	—	110
Intercompany repayments	—	—	(5)	5	—
Repayments of notes payable	(38)	—	(15)	—	(53)
Borrowings on notes payable	33	—	13	—	46
Debt issuance costs paid	(29)	—	—	—	(29)
Call premiums paid related to early extinguishment of debt	(28)	—	—	—	(28)
Contribution from parent	—	—	83	(83)	—
Dividends paid to parent	—	(2)	—	2	—
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	—	—	(2)	—	(2)

Net cash (used in) provided by financing activities	(79)	(2)	79	(76)	(78)

Effect of exchange rate changes on cash	—	—	4	—	4

(Decrease) increase in cash and cash equivalents	(468)	(15)	125	—	(358)
Cash and cash equivalents at beginning of period	688	24	207	—	919

Cash and cash equivalents at end of period	$220	$9	$332	$—	$561

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$288	$48	$84	$—	$420

Investing activities:
Capital expenditures	(7)	(70)	(112)	—	(189)
Acquisition of business, net of cash acquired and post-closing adjustments	—	—	(31)	—	(31)
Proceeds from sale of business/assets	—	2	3	—	5
Increase in receivable from affiliate	(7)	—	—	—	(7)
Investment in affiliate	(258)	(69)	18	309	—
Investment in unconsolidated affiliate		(15)	—	—	(15)
Cash received from unconsolidated affiliate	—	22	—	—	22
Other, net	—	—	3	—	3

Net cash used in investing activities	(272)	(130)	(119)	309	(212)

Financing activities:
Net repayments under revolving loan facilities	—	—	(14)	—	(14)
Net repayments of overdraft facilities	—	—	(12)	—	(12)
Net repayments of short-term debt	—	—	(13)	—	(13)
Repayments of long-term debt	(510)	—	(32)	—	(542)
Proceeds from long-term debt	864	—	16	—	880
Repayments of notes payable to affiliate	(403)	—	—	—	(403)
Proceeds from notes payable to affiliate	529	—	—	—	529
Intercompany repayments	—	—	(50)	50	—
Repayments of notes payable	(43)	—	(20)	—	(63)
Borrowings on notes payable	42	—	22	—	64
Debt issuance costs paid	(5)	—	—	—	(5)
Call premiums related to early extinguishment of debt	(14)	—	—	—	(14)
Contribution from parent	236	103	256	(359)	236
Dividends paid to parent	(23)	—	—	—	(23)
Other, net	(1)	—	—	—	(1)

Net cash provided by financing activities	672	103	153	(309)	619

Effect of exchange rate changes on cash	—	—	5	—	5

Increase in cash and cash equivalents	688	21	123	—	832
Cash and cash equivalents at beginning of period	—	3	84	—	87

Cash and cash equivalents at end of period	$688	$24	$207	$—	$919

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

        A summary of selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010 is as follows (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended(1)
	March 31, 2011	June 30, 2011	September 30, 2011(2)	December 31, 2011(3)
Revenues	$2,679	$2,934	$2,976	$2,632
Gross profit	460	501	490	389
Restructuring, impairment and plant closing costs (credits)	7	9	155	(4)
Income (loss) from continuing operations	80	124	(42)	89
Income (loss) before extraordinary gain	66	123	(32)	93
Net income (loss)	67	124	(32)	95
Net income (loss) attributable to Huntsman Corporation	62	114	(34)	105
Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.32	0.48	(0.19)	0.42
Net income (loss) attributable to Huntsman Corporation common stockholders	0.26	0.48	(0.14)	0.45
Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.31	0.47	(0.19)	0.41
Net income (loss) attributable to Huntsman Corporation common stockholders	0.26	0.47	(0.14)	0.44

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended(1)
	March 31, 2010(4)	June 30, 2010(5)	September 30, 2010	December 31, 2010
Revenues	$2,094	$2,343	$2,401	$2,412
Gross profit	281	385	415	380
Restructuring, impairment and plant closing costs	3	17	4	5
(Loss) income from continuing operations	(159)	54	57	39
(Loss) income before extraordinary gain	(172)	116	56	33
Net (loss) income	(172)	116	56	32
Net (loss) income attributable to Huntsman Corporation	(172)	114	55	30
Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(0.68)	0.22	0.24	0.16
Net (loss) income attributable to Huntsman Corporation common stockholders	(0.73)	0.48	0.23	0.13
Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(0.68)	0.21	0.23	0.15
Net (loss) income attributable to Huntsman Corporation common stockholders	(0.73)	0.47	0.23	0.12

Huntsman International

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011(2)	December 31, 2011(3)
Revenues	$2,679	$2,934	$2,976	$2,632
Gross profit	465	505	495	393
Restructuring, impairment and plant closing costs	7	9	155	(4)
Income (loss) from continuing operations	81	127	(39)	88
Income (loss) before extraordinary gain	67	126	(29)	92
Net income (loss)	68	127	(29)	94
Net income (loss) attributable to Huntsman International LLC	$63	$117	$(31)	$104

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2010	June 30, 2010(5)	September 30, 2010	December 31, 2010
Revenues	$2,094	$2,343	$2,401	$2,412
Gross profit	286	388	420	384
Restructuring, impairment and plant closing costs	3	17	4	5
(Loss) income from continuing operations	(13)	57	60	40
(Loss) income before extraordinary gain	(26)	119	59	34
Net (loss) income	(26)	119	59	33
Net (loss) income attributable to Huntsman International LLC	(26)	117	58	31

(1)
Basic and diluted income per share are computed independently for each of the quarters presented based on the weighted average number of common shares outstanding during that period. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(2)
During the quarter ended September 30, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including the closure of our production facilities and business support offices in Basel, Switzerland. In connection with this plan during 2011, we recorded a charge of $62 million for workforce reduction and a noncash $53 million charge for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility.

(3)
During the quarter ended December 31, 2011, our Advanced Materials division completed the sale of its stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation and recognized a pre-tax gain of $34 million.

(4)
During the quarter ended March 31, 2010, we repurchased the entire $250 million principal amount of our outstanding Convertible Notes for approximately $382 million and recorded a loss on early extinguishment of debt of $146 million.

(5)
During the quarter ended June 30, 2010, we recorded a non-recurring $15 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman joint venture. Additionally, during the quarter ended June 30, 2010, we recorded a reduction to interest expense of $15 million relating to the ineffective portion of our cross-currency interest rate contracts.

HUNTSMAN CORPORATION (PARENT ONLY)
Schedule I—Condensed Financial Information of Registrant
HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$323	$405
Receivable from affiliate	14	14
Note receivable from affiliate	100	100

Total current assets	437	519
Note receivable from affiliate-long-term	435	435
Investment in and advances to affiliates	944	938

Total assets	$1,816	$1,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$1
Payable to affiliate	143	86
Accrued liabilities	2	2

Total current liabilities	145	89
Other long term liabilities	9	13

Total liabilities	154	102

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 1,200,000,000 shares authorized, 241,836,001 and 239,549,365 issued and 235,746,087 and 236,799,455 outstanding as of December 31, 2011 and 2010, respectively	2	2
Additional paid-in capital	3,228	3,186
Treasury stock, 4,043,526 shares at December 31, 2011	(50)	—
Unearned stock-based compensation	(12)	(11)
Accumulated deficit	(947)	(1,090)
Accumulated other comprehensive loss	(559)	(297)

Total stockholders' equity	1,662	1,790

Total liabilities and stockholders' equity	$1,816	$1,892

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Dollars in Millions)

	Year ended December 31,
	2011	2010	2009
Selling, general and administrative	$(15)	$(15)	$(2)
Interest income (expense), net	13	19	(2)
Equity in income (loss) of subsidiaries	170	165	(431)
Dividend income—affiliate	79	—	23
(Expense) income associated with the Merger	—	(4)	835
Loss on early extinguishment of debt	—	(146)	—
Income tax benefit (expense)	—	8	(309)

Net income	$247	$27	$114

Net income	$247	$27	$114
Other comprehensive (loss) income from subsidiaries	(262)	(10)	202

Comprehensive (loss) income	$(15)	$17	$316

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive (loss) income
	Common Stock	Common stock	Additional paid-in capital	Treasury Stock	Unearned stock-based compensation	Accumulated deficit		Total equity
Balance, January 1, 2009	233,553,515	$2	$3,141	$—	$(13)	$(1,031)	$(489)	$1,610
Net income	—	—	—	—	—	114	—	114
Other comprehensive income	—	—	—	—	—	—	202	202
Issuance of nonvested stock awards	—	—	8	—	(8)	—	—	—
Vesting of stock awards	742,565	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	6	—	10	—	—	16
Repurchase and cancellation of stock awards	(214,590)	—	—	—	—	(2)	—	(2)
Dividends declared on common stock	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2009	234,081,490	2	3,155	—	(11)	(1,015)	(287)	1,844
Net income	—	—	—	—	—	27	—	27
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	—
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—
Vesting of stock awards	1,939,524	—	9	—	—	—	—	9
Recognition of stock-based compensation	—	—	3	—	12	—	—	15
Repurchase and cancellation of stock awards	(431,052)	—	—	—	—	(6)	—	(6)
Stock options exercised	1,209,493	—	3	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	4
Dividends declared on common stock	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2010	236,799,455	2	3,186	—	(11)	(1,090)	(297)	1,790
Net income	—	—	—	—	—	247	—	247
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(262)	(262)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	—
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—
Vesting of stock awards	2,229,418	—	13	—	—	—	—	13
Recognition of stock-based compensation	—	—	5	—	10	—	—	15
Repurchase of common stock	(4,043,526)	—	—	(50)	—	—	—	(50)
Repurchase and cancellation of stock awards	(507,624)	—	—	—	—	(8)	—	(8)
Stock options exercised	1,268,364	—	3	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	10	—	—	—	—	10
Dividends declared on common stock	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2011	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$1,662

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$247	$27	$114
Equity in (income) loss of subsidiaries	(170)	(165)	431
Loss on early extinguishment of debt	—	146	—
Stock-based compensation	1	3	4
Noncash interest income	(13)	(19)	(17)
Changes in operating assets and liabilities	62	(4)	175

Net cash provided by (used in) operating activities	127	(12)	707

Investing Activities:
Loan to affiliate	(105)	(110)	(529)
Repayments of loan by affiliate	105	125	403
Investment in affiliate	—	—	(236)

Net cash provided by (used in) investing activities	—	15	(362)

Financing Activities:
Repayments of Convertible Note	—	(250)	—
Call premiums related to early extinguishment of debt	—	(132)	—
Dividends paid to common stockholders	(96)	(96)	(96)
Repurchase and cancellation of stock awards	(8)	(6)	(2)
Proceeds from issuance of common stock	3	3	—
Repuchase of common stock	(50)	—	—
Increase in payable to affiliates	(57)	57	7
Other, net	(1)	—	2

Net cash used in financing activities	(209)	(424)	(89)

(Decrease) increase in cash and cash equivalents	(82)	(421)	256
Cash and cash equivalents at beginning of period	405	826	570

Cash and cash equivalents at end of period	$323	$405	$826

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$52	$(4)	$(2)	$—	$46
Year ended December 31, 2010	56	6	(10)	—	52
Year ended December 31, 2009	47	9	—	—	56

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (Credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$52	$(4)	$(2)	$—	$46
Year ended December 31, 2010	56	6	(10)	—	52
Year ended December 31, 2009	47	9	—	—	56

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)
3.2	Third Amended and Restated Bylaws of Huntsman Corporation effective March 24, 2010 (incorporated by reference to Exhibit 3.1(i) to our current report on Form 8-K filed on March 26, 2010)
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
4.12	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)

Number	Description
4.13	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)
4.14
Indenture, dated as of July 6, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 8, 2009)
4.15	Form of 5 1/2% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on July 8, 2009)
4.16	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on July 8, 2009)
4.17
Amended and Restated Indenture, dated as of September 10, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 14, 2009)
4.18
Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)
4.19	Form of 8 5/8% Senior Subordinated Note due 2020 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)
4.20	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)
4.21
Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)
4.22	Form of 8 5/8% Senior Subordinated Note due 2021 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)
4.23	Form of Guarantee (included as Exhibit E to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)
10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)
10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.3
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

Number	Description
10.5	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.6
Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.7	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.9
Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))
10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427))
10.11
Consent and First Amendment to Credit Agreement dated December 12, 2005 among the Company, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141)
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
10.16
Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006 (File No. 001-32427))
10.17
Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 23, 2007)

Number	Description
10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)
10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)
10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)
10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)
10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)
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
10.38	Second Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 17, 2011)
10.39	Third Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed on February 17, 2011)
10.40	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K filed on February 17, 2011)
10.41	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K filed on February 17, 2011)
10.42	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K filed on February 17, 2011)
10.43	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K filed on February 17, 2011)

Number		Description
10.44		Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)
10.45
Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)
10.46
Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)
10.47		Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)
10.48		Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)
10.49		Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)
10.50		Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*†	XBRL Instance Document

101.SCH	*†	XBRL Taxonomy Extension Schema

101.CAL	*†	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	*†	XBRL Taxonomy Extension Label Linkbase

101.PRE	*†	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	*†	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.

†
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