Form 10-Q
period 2012-03-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2012-05-01
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

         On April 23, 2012, 239,329,000 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share and Per Share Amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents(a)	$463	$554
Restricted cash(a)	15	8
Accounts and notes receivable (net of allowance for doubtful accounts of $47 and $46, respectively), ($685 and $659 pledged as collateral, respectively)(a)	1,801	1,529
Accounts receivable from affiliates	28	5
Inventories(a)	1,638	1,539
Prepaid expenses	48	46
Deferred income taxes	20	20
Other current assets(a)	196	245

Total current assets	4,209	3,946
Property, plant and equipment, net(a)	3,648	3,622
Investment in unconsolidated affiliates	223	202
Intangible assets, net(a)	87	91
Goodwill	108	114
Deferred income taxes	200	195
Notes receivable from affiliates	2	5
Other noncurrent assets(a)	476	482

Total assets	$8,953	$8,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,089	$862
Accounts payable to affiliates	39	50
Accrued liabilities(a)	658	695
Deferred income taxes	7	7
Current portion of debt(a)	193	212

Total current liabilities	1,986	1,826
Long-term debt(a)	3,628	3,730
Notes payable to affiliates	4	4
Deferred income taxes	328	309
Other noncurrent liabilities(a)	987	1,012

Total liabilities	6,933	6,881
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 243,364,206 and 241,836,001 issued and 237,786,226 and 235,746,087 outstanding in 2012 and 2011, respectively	2	2
Additional paid-in capital	3,255	3,228
Treasury stock, 4,043,526 shares at 2012 and 2011	(50)	(50)
Unearned stock-based compensation	(20)	(12)
Accumulated deficit	(815)	(947)
Accumulated other comprehensive loss	(468)	(559)

Total Huntsman Corporation stockholders' equity	1,904	1,662
Noncontrolling interests in subsidiaries	116	114

Total equity	2,020	1,776

Total liabilities and equity	$8,953	$8,657

(a)
At March 31, 2012 and December 31, 2011, respectively, $33 and $44 of cash and cash equivalents, $9 and $2 of restricted cash, $34 and $29 of accounts and notes receivable (net), $49 and $47 of inventories, $2 and $1 of other current assets, $399 and $403 of property, plant and equipment (net), $23 each of intangible assets (net), $22 and $21 of other noncurrent assets, $64 and $55 of accounts payable, $19 and $21 of accrued liabilities, $23 and $16 of current portion of debt, $256 and $264 of long-term debt, and $103 and $111 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)

	Three months ended March 31,
	2012	2011
Revenues:
Trade sales, services and fees, net	$2,853	$2,626
Related party sales	60	53

Total revenues	2,913	2,679
Cost of goods sold	2,363	2,219

Gross profit	550	460
Operating expenses:
Selling, general and administrative	221	218
Research and development	39	39
Other operating expense	5	34
Restructuring, impairment and plant closing costs	—	7

Total expenses	265	298

Operating income	285	162
Interest expense, net	(59)	(59)
Equity in income of investment in unconsolidated affiliates	2	2
Loss on early extinguishment of debt	(1)	(3)

Income from continuing operations before income taxes	227	102
Income tax expense	(60)	(22)

Income from continuing operations	167	80
Loss from discontinued operations, net of tax	(4)	(14)

Income before extraordinary gain	163	66
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1

Net income	163	67
Net income attributable to noncontrolling interests	—	(5)

Net income attributable to Huntsman Corporation	$163	$62

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.71	$0.32
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.02)	(0.06)

Net income attributable to Huntsman Corporation common stockholders	$0.69	$0.26

Weighted average shares	236.5	237.6

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.70	$0.31
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.02)	(0.05)

Net income attributable to Huntsman Corporation common stockholders	$0.68	$0.26

Weighted average shares	240.1	242.9

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$167	$75
Loss from discontinued operations, net of tax	(4)	(14)
Extraordinary gain on the acquisition of a business, net of tax	—	1

Net income	$163	$62

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2012	2011
Net income	$163	$67
Other comprehensive income, net of tax:
Foreign currency translations adjustments	73	91
Pension and other postretirement benefits adjustments	19	4
Other, net	1	1

Other comprehensive income	93	96

Comprehensive income	256	163
Comprehensive income attributable to noncontrolling interests	(2)	(6)

Comprehensive income attributable to Huntsman Corporation	$254	$157

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2012	2011
Operating Activities:
Net income	$163	$67
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary gain on the acquisition of a business, net of tax	—	(1)
Equity in income of investment in unconsolidated affiliates	(2)	(2)
Depreciation and amortization	109	103
Loss on disposal of businesses/assets, net	1	—
Loss on early extinguishment of debt	1	3
Noncash interest expense	7	8
Deferred income taxes	19	(16)
Noncash loss (gain) on foreign currency transactions	9	(3)
Stock-based compensation	10	8
Other, net	4	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(239)	(287)
Inventories	(65)	(171)
Prepaid expenses	(1)	1
Other current assets	53	(104)
Other noncurrent assets	(1)	37
Accounts payable	186	213
Accrued liabilities	(51)	73
Other noncurrent liabilities	(13)	(52)

Net cash provided by (used in) operating activities	190	(124)

Investing Activities:
Capital expenditures	(81)	(60)
Investment in unconsolidated affiliates	(34)	(6)
Cash received from unconsolidated affiliates	15	9
Acquisition of a business	(2)	—
Increase in restricted cash	(8)	—
Other, net	1	—

Net cash used in investing activities	(109)	(57)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Three months ended March 31,
	2012	2011
Financing Activities:
Net repayments under revolving loan facilities	$(17)	$—
Net borrowings on overdraft facilities	3	7
Repayments of short-term debt	(4)	(78)
Borrowings on short-term debt	—	65
Repayments of long-term debt	(109)	(120)
Proceeds from issuance of long-term debt	—	9
Repayments of notes payable	(17)	(9)
Borrowings on notes payable	1	1
Debt issuance costs paid	(4)	(4)
Call premiums related to early extinguishment of debt	(1)	(3)
Dividends paid to common stockholders	(24)	(24)
Repurchase and cancellation of stock awards	(7)	(8)
Proceeds from issuance of common stock	1	2
Excess tax benefit related to stock-based compensation	4	7
Other, net	(2)	(1)

Net cash used in financing activities	(176)	(156)

Effect of exchange rate changes on cash	4	3

Decrease in cash and cash equivalents	(91)	(334)
Cash and cash equivalents at beginning of period	554	966

Cash and cash equivalents at end of period	$463	$632

Supplemental cash flow information:
Cash paid for interest	$82	$66
Cash paid for income taxes	13	5

        During the three months ended March 31, 2012 and 2011, the amount of capital expenditures in accounts payable decreased by $13 million each.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2012	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$114	$1,776
Net income	—	—	—	—	—	163	—	—	163
Other comprehensive income	—	—	—	—	—	—	91	2	93
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	2,141,910	—	10	—	—	—	—	—	10
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(533,266)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	431,495	—	1	—	—	—	—	—	1
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Dividends paid on common stock	—	—	—	—	—	(24)	—	—	(24)
Acquisition of a business	—	—	(2)	—	—	—	—	—	(2)

Balance, March 31, 2012	237,786,226	$2	$3,255	$(50)	$(20)	$(815)	$(468)	$116	$2,020

Balance, January 1, 2011	236,799,455	$2	$3,186	$—	$(11)	$(1,090)	$(297)	$60	$1,850
Net income	—	—	—	—	—	62	—	5	67
Other comprehensive income	—	—	—	—	—	—	95	1	96
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—	—
Vesting of stock awards	2,030,309	—	13	—	—	—	—	—	13
Recognition of stock-based compensation	—	—	1	—	4	—	—	—	5
Repurchase and cancellation of stock awards	(503,913)	—	—	—	—	(8)	—	—	(8)
Stock options exercised	707,740	—	2	—	—	—	—	—	2
Excess tax benefit related to stock-based compensation	—	—	7	—	—	—	—	—	7
Dividends paid on common stock	—	—	—	—	—	(24)	—	—	(24)

Balance, March 31, 2011	239,033,591	$2	$3,220	$—	$(18)	$(1,060)	$(202)	$66	$2,008

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents(a)	$230	$231
Restricted cash(a)	15	8
Accounts and notes receivable (net of allowance for doubtful accounts of $47 and $46, respectively), ($685 and $659 pledged as collateral, respectively)(a)	1,801	1,529
Accounts receivable from affiliates	181	148
Inventories(a)	1,638	1,539
Prepaid expenses	46	46
Deferred income taxes	41	40
Other current assets(a)	196	220

Total current assets	4,148	3,761
Property, plant and equipment, net(a)	3,542	3,510
Investment in unconsolidated affiliates	223	202
Intangible assets, net(a)	89	93
Goodwill	108	114
Deferred income taxes	169	163
Notes receivable from affiliates	2	5
Other noncurrent assets(a)	476	482

Total assets	$8,757	$8,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,089	$862
Accounts payable to affiliates	43	64
Accrued liabilities(a)	654	694
Deferred income taxes	29	29
Note payable to affiliate	100	100
Current portion of debt(a)	193	212

Total current liabilities	2,108	1,961
Long-term debt(a)	3,628	3,730
Notes payable to affiliates	541	439
Deferred income taxes	155	106
Other noncurrent liabilities(a)	986	1,003

Total liabilities	7,418	7,239
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,092	3,081
Accumulated deficit	(1,351)	(1,493)
Accumulated other comprehensive loss	(518)	(611)

Total Huntsman International LLC members' equity	1,223	977
Noncontrolling interests in subsidiaries	116	114

Total equity	1,339	1,091

Total liabilities and equity	$8,757	$8,330

(a)
At March 31, 2012 and December 31, 2011, respectively, $33 and $44 of cash and cash equivalents, $9 and $2 of restricted cash, $34 and $29 of accounts and notes receivable (net), $49 and $47 of inventories, $2 and $1 of other current assets, $399 and $403 of property, plant and equipment (net), $23 each of intangible assets (net), $22 and $21 of other noncurrent assets, $64 and $55 of accounts payable, $19 and $21 of accrued liabilities, $23 and $16 of current portion of debt, $256 and $264 of long-term debt, and $103 and $111 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2012	2011
Revenues:
Trade sales, services and fees, net	$2,853	$2,626
Related party sales	60	53

Total revenues	2,913	2,679
Cost of goods sold	2,359	2,214

Gross profit	554	465
Operating expenses:
Selling, general and administrative	219	217
Research and development	39	39
Other operating expense	5	34
Restructuring, impairment and plant closing costs	—	7

Total expenses	263	297

Operating income	291	168
Interest expense, net	(61)	(64)
Equity in income of investment in unconsolidated affiliates	2	2
Loss on early extinguishment of debt	(1)	(3)

Income from continuing operations before income taxes	231	103
Income tax expense	(61)	(22)

Income from continuing operations	170	81
Loss from discontinued operations, net of tax	(4)	(14)

Income before extraordinary gain	166	67
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1

Net income	166	68
Net income attributable to noncontrolling interests	—	(5)

Net income attributable to Huntsman International LLC	$166	$63

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2012	2011
Net income	$166	$68
Other comprehensive income, net of tax:
Foreign currency translations adjustments	73	93
Pension and other postretirement benefits adjustments	21	5
Other, net	1	—

Other comprehensive income	95	98

Comprehensive income	261	166
Comprehensive income attributable to noncontrolling interests	(2)	(6)

Comprehensive income attributable to Huntsman International LLC	$259	$160

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2012	2011
Operating Activities:
Net income	$166	$68
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary gain on the acquisition of a business, net of tax	—	(1)
Equity in income of investment in unconsolidated affiliates	(2)	(2)
Depreciation and amortization	103	98
Loss on disposal of businesses/assets, net	1	—
Loss on early extinguishment of debt	1	3
Noncash interest expense	9	13
Deferred income taxes	47	(16)
Noncash loss (gain) on foreign currency transactions	9	(3)
Noncash compensation	9	7
Other, net	4	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(239)	(287)
Inventories	(65)	(171)
Prepaid expenses	1	3
Other current assets	27	(104)
Other noncurrent assets	(1)	37
Accounts payable	183	209
Accrued liabilities	(53)	73
Other noncurrent liabilities	(11)	(50)

Net cash provided by (used in) operating activities	189	(124)

Investing Activities:
Capital expenditures	(81)	(60)
(Increase) decrease in receivable from affiliate	(20)	8
Investment in unconsolidated affiliates	(34)	(6)
Cash received from unconsolidated affiliates	15	9
Acquisition of a business	(2)	—
Increase in restricted cash	(8)	—
Other, net	1	—

Net cash used in investing activities	(129)	(49)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Three months ended March 31,
	2012	2011
Financing Activities:
Net repayments under revolving loan facilities	$(17)	$—
Net borrowings on overdraft facilities	3	7
Repayments of short-term debt	(4)	(78)
Borrowings on short-term debt	—	65
Repayments of long-term debt	(109)	(120)
Proceeds from issuance of long-term debt	—	9
Proceeds from notes payable to affiliate	102	—
Repayments of notes payable	(17)	(9)
Borrowings on notes payable	1	1
Debt issuance costs paid	(4)	(4)
Call premiums related to early extinguishment of debt	(1)	(3)
Dividends paid to parent	(24)	(8)
Excess tax benefit related to stock-based compensation	4	7
Other, net	1	—

Net cash used in financing activities	(65)	(133)

Effect of exchange rate changes on cash	4	3

Decrease in cash and cash equivalents	(1)	(303)
Cash and cash equivalents at beginning of period	231	561

Cash and cash equivalents at end of period	$230	$258

Supplemental cash flow information:
Cash paid for interest	$82	$66
Cash paid for income taxes	13	5

        During the three months ended March 31, 2012 and 2011, the amount of capital expenditures in accounts payable decreased by $13 million each. During the three months ended March 31, 2012 and 2011, Huntsman Corporation contributed $9 million and $7 million related to stock-based compensation, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive (loss) income
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2012	2,728	$3,081	$(1,493)	$(611)	$114	$1,091
Net income	—	—	166	—	—	166
Other comprehensive income	—	—	—	93	2	95
Dividends paid to parent	—	—	(24)	—	—	(24)
Acquisition of a business	—	(2)	—	—	—	(2)
Contribution from parent	—	9	—	—	—	9
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, March 31, 2012	2,728	$3,092	$(1,351)	$(518)	$116	$1,339

Balance, January 1, 2011	2,728	$3,049	$(1,667)	$(354)	$60	$1,088
Net income	—	—	63	—	5	68
Other comprehensive income	—	—	—	97	1	98
Contribution from parent	—	7	—	—	—	7
Dividends paid to parent	—	—	(8)	—	—	(8)
Excess tax benefit related to stock-based compensation	—	7	—	—	—	7

Balance, March 31, 2011	2,728	$3,063	$(1,612)	$(257)	$66	$1,260

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; and "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd).

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 for our Company and Huntsman International.

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide.

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

RECENT DEVELOPMENTS

Amendment to Credit Agreement

        On March 6, 2012, Huntsman International entered into a seventh amendment to its senior secured credit facilities (the "Senior Credit Facilities"). The amendment among other things extended the maturity of our revolving credit facility ("Revolving Facility") from March 2014 to March 2017, increased capacity for revolving commitments to $400 million and extended $346 million of our term loan B facility ("Term Loan B"), which prior to this amendment had a maturity of April 2014, to a new stated maturity of April 2017 ("Extended Term Loan B—Series 2"). The amendment also increased the interest rate margin with respect to Extended Term Loan B—Series 2 to LIBOR plus 3.00%. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Amendment to Credit Agreement."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS ADOPTED DURING 2012

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, providing a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRSs") as well as developing common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU were effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted the amendments of this ASU effective January 1, 2012, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements (unaudited).

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, requiring entities to present net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present components of other comprehensive income as part of the statement of equity is eliminated. The amendments do not change the option to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income components. The amendments in this ASU were effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this ASU effective January 1, 2012 and have presented our consolidated net income and consolidated comprehensive income in two separate, but consecutive, statements.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION IN FUTURE PERIODS

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in this ASU is intended to reduce complexity and costs of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying value. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We did not early adopt the provisions of this ASU for our annual impairment test on July 1, 2011 and do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

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

approximately $11 million, net of cash acquired and including the repayment of assumed debt. We have accounted for the EMA Acquisition using the acquisition method and transaction costs charged to expense associated with this acquisition were not significant. For purposes of a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, we have assigned the excess of the acquisition cost over historical carrying values of $7 million to property, plant and equipment. This preliminary purchase price allocation is likely to change once we complete the analysis of the fair value of tangible and intangible assets acquired and liabilities assumed. Net sales and the net loss for the three months ended March 31, 2011 related to the business acquired were approximately $5 million and $(1) million, respectively.

LAFFANS ACQUISITION

        On April 2, 2011, we completed the acquisition of the chemical business of Laffans Petrochemicals Limited, an amines and surfactants manufacturer located in Ankleshwar, India (the "Laffans Acquisition") at a cost of approximately $23 million. The acquired business has been integrated into our Performance Products segment. Transaction costs charged to expense related to this acquisition were not significant.

        We have accounted for the Laffans Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Acquisition cost	$23

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$9
Inventories	2
Other current assets	2
Property, plant and equipment	12
Intangibles	3
Accounts payable	(3)
Accrued liabilities	(1)
Other noncurrent liabilities	(1)

Total fair value of net assets acquired	$23

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

        If this acquisition were to have occurred on January 1, 2011, the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

Pro Forma Three months ended March 31, 2011
Revenues	$2,692
Net income attributable to Huntsman Corporation	62

Huntsman International

Pro Forma Three months ended March 31, 2011
Revenues	$2,692
Net income attributable to Huntsman International	63

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31, 2012	December 31, 2011
Raw materials and supplies	$395	$374
Work in progress	103	92
Finished goods	1,226	1,162

Total	1,724	1,628
LIFO reserves	(86)	(89)

Net	$1,638	$1,539

        For both March 31, 2012 and December 31, 2011, approximately 12% of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net nonmonetary open exchange positions are valued at cost. The amounts included in inventory under nonmonetary open exchange agreements receivable by us as of both March 31, 2012 and December 31, 2011 were $3 million. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts payable under these open exchange agreements as of March 31, 2012 and December 31, 2011 were $2 million and nil, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify variable interest entities ("VIEs") for which we are the primary beneficiary. We hold a variable interest in the following four joint ventures for which we are the primary beneficiary:

  •
  Rubicon LLC manufactures products for our Polyurethanes and Performance Products segments. The joint venture is structured such that the total equity investment at risk is not sufficient to permit it to finance its activities without additional financial support. Under the Rubicon LLC operating agreement, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

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

  •
  Sasol-Huntsman GmbH and Co. KG ("Sasol-Huntsman") is our 50/50 joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. Prior to April 1, 2011, we accounted for Sasol-Huntsman using the equity method. In April 2011, an expansion at this facility began production, which triggered the reconsideration of this joint venture as a VIE. The joint venture uses our technology and expertise, and we bear a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we bear the default risk. As a result, we concluded that we were the primary beneficiary and began consolidating Sasol-Huntsman beginning April 1, 2011.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

	March 31, 2012	December 31, 2011
Current assets	$180	$140
Property, plant and equipment, net	399	403
Other noncurrent assets	59	61
Deferred income taxes	45	45
Intangible assets	23	23
Goodwill	16	15

Total assets	$722	$687

Current liabilities	$195	$145
Long-term debt	261	269
Deferred income taxes	9	9
Other noncurrent liabilities	103	110

Total liabilities	$568	$533

        The following table summarizes the fair value of Sasol-Huntsman's assets and liabilities recorded upon initial consolidation in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

April 1, 2011
Current assets	$61
Property, plant and equipment, net	155
Intangible assets	16
Goodwill	17

Total assets	$249

Current liabilities	$23
Long-term debt	93
Deferred income taxes	8
Other noncurrent liabilities	7

Total liabilities	$131

        Goodwill of $17 million was recognized upon consolidation of Sasol-Huntsman, of which approximately $12 million is deductible for income tax purposes. The total amount of goodwill decreased approximately $2 million from the date of consolidation to December 31, 2011 due to a change in the foreign currency exchange rate. The total amount of goodwill increased approximately

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

$1 million from December 31, 2011 to March 31, 2012 due to a change in the foreign currency exchange rate. All other intangible assets are being amortized over an average useful life of 18 years.

        If this consolidation had occurred on January 1, 2011, the approximate pro forma revenues attributable to both our Company and Huntsman International would have been $2,709 million for the three months ended March 31, 2011. There would have been no impact to the combined earnings attributable to us or Huntsman International excluding a one-time noncash gain of approximately $12 million recognized upon consolidation included in other operating expense in the condensed consolidated statements of operations (unaudited). Upon consolidation we also recognized a one-time noncash income tax expense of approximately $2 million. The fair value of the noncontrolling interest was estimated to be $61 million at April 1, 2011. The noncontrolling interest was valued at 50% of the fair value of the net assets as of April 1, 2011, as dictated by the ownership interest percentages, adjusted for certain tax consequences only applicable to one parent.

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of March 31, 2012 and December 31, 2011, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2012	$73	$—	$11	$8	$92
2012 charges for 2007 and prior initiatives	2	—	—	—	2
2012 charges for 2009 initiatives	—	—	—	1	1
2012 charges for 2011 initiatives	1	—	—	2	3
2012 charges for 2012 initiatives	5	—	—	—	5
Reversal of reserves no longer required	(12)	—	—	—	(12)
2012 payments for 2007 and prior initiatives	(1)	—	—	(1)	(2)
2012 payments for 2009 initiatives	—	—	(1)	(1)	(2)
2012 payments for 2010 initiatives	(2)	—	—	—	(2)
2012 payments for 2011 initiatives	(7)	—	—	—	(7)
Net activity of discontinued operations	—	—	—	(1)	(1)
Foreign currency effect on liability balance	3	—	—	—	3

Accrued liabilities as of March 31, 2012	$62	$—	$10	$8	$80

(1)
The total workforce reduction reserves of $62 million relate to the termination of 719 positions, of which 678 positions had not been terminated as of March 31, 2012.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2012	December 31, 2011
2007 initiatives and prior	$2	$2
2009 initiatives	8	11
2010 initiatives	10	16
2011 initiatives	55	63
2012 initiatives	5	—

Total	$80	$92

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2012	$—	$1	$12	$69	$3	$6	$1	$92
2012 charges for 2007 and prior initiatives	—	—	—	2	—	—	—	2
2012 charges for 2009 initiatives	—	—	—	—	1	—	—	1
2012 charges for 2011 initiatives	—	—	1	2	—	—	—	3
2012 charges for 2012 initiatives	5	—	—	—	—	—	—	5
Reversal of reserves no longer required	—	—	—	(12)	—	—	—	(12)
2012 payments for 2007 and prior initiatives	—	—	—	(2)	—	—	—	(2)
2012 payments for 2009 initiatives	—	—	—	—	(2)	—	—	(2)
2012 payments for 2010 initiatives	—	(1)	—	(1)	—	—	—	(2)
2012 payments for 2011 initiatives	—	—	(5)	(2)	—	—	—	(7)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	—	—	3	—	—	—	3

Accrued liabilities as of March 31, 2012	$5	$—	$8	$59	$2	$5	$1	$80

Current portion of restructuring reserves	$5	$—	$7	$59	$2	$5	$1	$79
Long-term portion of restructuring reserve	—	—	1	—	—	—	—	1
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	—	—	1	11	4	—	—	16
Estimated additional charges beyond one year	—	—	—	10	—	—	—	10

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the periods ended March 31, 2012 and 2011 by initiative are provided below (dollars in millions):

Three months ended March 31, 2012
Cash charges:
2012 charges for 2007 and prior initiatives	$2
2012 charges for 2009 initiatives	1
2012 charges for 2011 initiatives	3
2012 charges for 2012 initiatives	5
Reversal of reserves no longer required	(12)
Non-cash charges	1

Total 2012 restructuring, impairment and plant closing costs	$—

Three months ended March 31, 2011
Cash charges:
2011 charges for 2007 and prior initiatives	$2
2011 charges for 2009 initiatives	1
2011 charges for 2010 initiatives	1
2011 charges for 2011 initiatives	5
Reversal of reserves no longer required	(2)

Total 2011 restructuring, impairment and plant closing costs	$7

2012 RESTRUCTURING ACTIVITIES

        During the three months ended March 31, 2012, our Polyurethanes segment recorded charges of $5 million primarily related to cost reduction programs.

        During the three months ended March 31, 2012, our Advanced Materials segment recorded charges of $1 million and expects to incur additional charges of $1 million through December 31, 2012 primarily related to the reorganization of our global business structure and the relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the first quarter of 2012, we recorded a charge of $1 million primarily for workforce reductions. We expect to incur additional restructuring and plant closing charges of approximately $21 million through December 31, 2013. In addition, during the three months ended March 31, 2012, our Textile Effects segment recorded charges of $3 million primarily related to the closure of our St. Fons, France facility and a global transfer

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

pricing initiative. Also during the three months ended March 31, 2012, we reversed $12 million of reserves that were no longer required for workforce reductions at our production facility in Langweid, Germany, the consolidation of manufacturing activities and processes at our site in Basel, Switzerland and closure of our production facilities in Basel, Switzerland.

        During the three months ended March 31, 2012, our Pigments segment recorded charges of $1 million related to the closure of our Grimsby, U.K. plant. We expect to incur additional charges of $4 million through December 31, 2012, primarily related to the closure of our Grimsby, U.K. plant and workforce reductions at Scarlino, Italy.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	March 31, 2012	December 31, 2011
Senior Credit Facilities:
Term loans	$1,698	$1,696
Amounts outstanding under A/R programs	242	237
Senior notes	478	472
Senior subordinated notes	893	976
HPS (China) debt	161	167
Variable interest entities	279	281
Other	70	113

Total debt—excluding debt to affiliates	$3,821	$3,942

Total current portion of debt	$193	$212
Long-term portion	3,628	3,730

Total debt—excluding debt to affiliates	$3,821	$3,942

Total debt—excluding debt to affiliates	$3,821	$3,942
Notes payable to affiliates-noncurrent	4	4

Total debt	$3,825	$3,946

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	March 31, 2012	December 31, 2011
Senior Credit Facilities:
Term loans	$1,698	$1,696
Amounts outstanding under A/R programs	242	237
Senior notes	478	472
Senior subordinated notes	893	976
HPS (China) debt	161	167
Variable interest entities	279	281
Other	70	113

Total debt—excluding debt to affiliates	$3,821	$3,942

Total current portion of debt	$193	$212
Long-term portion	3,628	3,730

Total debt—excluding debt to affiliates	$3,821	$3,942

Total debt—excluding debt to affiliates	$3,821	$3,942
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	541	439

Total debt	$4,462	$4,481

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain debt of HPS (our Chinese MDI joint venture) and certain indebtedness incurred from time to time to finance certain insurance premiums.

        Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Amendment to Credit Agreement

        On March 6, 2012, Huntsman International entered into a seventh amendment to its Senior Credit Facilities. Among other things, the amendment:

  •
  extended the stated termination date of the Revolving Facility commitments from March 9, 2014 to March 20, 2017;

  •
  reduced the applicable interest rate margin on the Revolving Facility commitments by 0.50%;

  •
  set the undrawn commitment fee on the Revolving Facility at 0.50%;

  •
  increased the capacity for the Revolving Facility commitments from $300 million to $400 million;

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

  •
  extended the stated maturity date of $346 million aggregate principal amount of its Term Loan B from April 19, 2014 to April 19, 2017 now classified as Extended Term Loan B—Series 2;

  •
  increased the interest rate margin with respect to such Extended Term Loan B—Series 2 to LIBOR plus 3.00% (interest rate margin is subject to a leverage-based step-down); and

  •
  made certain other amendments to the Senior Credit Facilities.

        The amendment provides that, notwithstanding the stated maturity date, the termination date of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our 5.50% senior notes due 2016, Term Loan B due April 19, 2014 and our term loan C facility ("Term Loan C") due June 30, 2016. Extended Term Loan B—Series 2 will accelerate if we do not repay or have a minimum level of liquidity available to enable us to repay our 5.50% senior notes due 2016 that remain outstanding during the three months prior to the maturity date of such notes. Extended Term Loan B—Series 2 will amortize in an amount equal to 1% of the principal amount, payable annually commencing on March 31, 2013.

Senior Credit Facilities

        As of March 31, 2012, our Senior Credit Facilities consisted of our Revolving Facility, our Term Loan B, our Term Loan C, our extended term loan B facility ("Extended Term Loan B") and our Extended Term Loan B—Series 2 as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Term Loan B	NA	$307		$307		USD LIBOR plus 1.50%	2014
Term Loan C	NA	$427		$395		USD LIBOR plus 2.25%	2016
Extended Term Loan B	NA	$650		$650		USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B—Series 2	NA	$346		$346		USD LIBOR plus 3.00%	2017	(3)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $19 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of March 31, 2012, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our 5.50% senior notes due 2016, Term Loan B due April 19, 2014 and Term Loan C due June 30, 2016. The maturity of Extended Term Loan B and Extended Term Loan B—Series 2 will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to refinance or repay our 5.50% senior

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

  notes due 2016 that remain outstanding during the three months prior to the maturity date of such notes.

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

  Redemption of Notes and Loss on Early Extinguishment of Debt

          During the three months ended March 31, 2012 and 2011, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 26, 2012	7.50% Senior Subordinated Notes Due 2015	€64 (approximately $86)	€65 (approximately $87)	$1
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3

  Other Debt

          On March 30, 2012, we repaid the remaining A$26 million (approximately $27 million) outstanding under our Australian subsidiary credit facility ("Australian Credit Facility"), which represents repayment of A$14 million (approximately $15 million) under the revolving facility and A$12 million (approximately $12 million) under the term loan facility.

  Note Payable from Huntsman International to Huntsman Corporation

          As of March 31, 2012, we have a loan of $637 million to our subsidiary, Huntsman International (the "Intercompany Note"). During the quarter ended March 31, 2012, Huntsman International borrowed $102 million from us under the Intercompany Note. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of both March 31, 2012 and December 31, 2011 on the condensed consolidated balance sheets (unaudited). As of March 31, 2012, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. accounts receivable securitization program ("U.S. A/R Program"), less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

  COMPLIANCE WITH COVENANTS

          We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our U.S. A/R Program and our European accounts receivable program (the "EU A/R Program" and collectively the "A/R Programs") and our notes.

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

          If in the future Huntsman International fails to comply with the Leverage Covenant, then we may not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had uncollateralized loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we may not have further access to such facilities.

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

          All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive loss, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. To the extent applicable, we perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

          We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

          Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2012, we had approximately $226 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

          On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of March 31, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

          On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive income. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

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

  begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of March 31, 2012, the combined fair value of these two hedges was $1 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

          In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of March 31, 2012 was €51 million (approximately $67 million) and the derivative transactions do not qualify for hedge accounting. As of March 31, 2012, the fair value of this hedge was €3 million (approximately $4 million) and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2012, we recorded interest expense of less than €1 million (less than $1 million) due to changes in the fair value of the swap.

          Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of March 31, 2012 was $38 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2012, the fair value of the swap was $6 million and was recorded as other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2012, we recorded a reduction of interest expense of less than $1 million due to changes in the fair value of the swap.

          In conjunction with the issuance of 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2012, the fair value of this swap was $17 million and was recorded in noncurrent assets in our condensed consolidated balance sheets (unaudited).

          As of and for the three months ended March 31, 2012, the changes in fair value of the realized gains (losses) recorded in the condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2012, we have designated €255 million (approximately $339 million) of euro-denominated debt and cross-currency interest rate swap as a hedge of our net investments. For the three months ended March 31, 2012, the amount of loss recognized on the hedge of our net investments was $13 million and was recorded as a loss in other comprehensive income. As of March 31, 2012, we had €1,223 million (approximately $1,628 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$14	$14	$12	$12
Cross-currency interest rate contracts	17	17	27	27
Interest rate contracts	(17)	(17)	(17)	(17)
Long-term debt (including current portion)	(3,821)	(4,041)	(3,942)	(4,061)

        The carrying amounts reported in our condensed consolidated balance sheets (unaudited) of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market.

        The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$14	$14	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	17	—	17	—

Total assets	$31	$14	$17	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(17)	$—	$(17)	$—

		Fair Value Amounts Using
Description	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$12	$12	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	27	—	—	27

Total assets	$39	$12	$—	$27

Liabilities:
Derivatives:
Interest rate contracts(2)	$(17)	$—	$(17)	$—

(1)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates, exchange rates, and yield curves at stated intervals. There were no material changes to the valuation methods or assumptions used to determine the fair value during the current period.

(2)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

  curves at stated intervals. There were no material changes to the valuation methods or assumptions used to determine the fair value during the current period.

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2012 and December 31, 2011.

        The following table shows a reconciliation of beginning and ending balances for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Total
Beginning balance, January 1, 2012	$27	$27
Transfers into Level 3	—	—
Transfer out of Level 3(1)	(27)	(27)
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances and settlements	—	—

Ending balance, March 31, 2012	$—	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2012	$—	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Total
Beginning balance, January 1, 2011	$19	$19
Transfers into or out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive income	(15)	(15)
Purchases, sales, issuances and settlements	—	—

Ending balance, March 31, 2011	$4	$4

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2011	$—	$—

(1)
We are party to cross-currency interest rate contracts that are measured at fair value in the financial statements. These instruments have historically been categorized by us as Level 3 within the fair value hierarchy due to an unobservable input associated with the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

  credit valuation adjustment, which we deemed to be a significant input to the overall measurement of fair value at inception. During the three months ended March 31, 2012, this credit valuation adjustment has ceased to be a significant input to the entire fair value measurement of these instruments. The remaining inputs which are significant to the fair value measurement of these instruments represent observable market inputs that are inputs other than quoted prices (Level 2 inputs).

  Our policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. Due to the change in significance of the credit valuation adjustment to the entire fair value measurement of these instruments, effective January 1, 2012 we have categorized our cross-currency interest rate contracts as Level 2 within the fair value hierarchy.

        Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income as follows (dollars in millions):

	Interest expense	Other comprehensive income
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at March 31, 2012	—	—

	Interest expense	Other comprehensive income
Total net gains included in earnings	$—	$—
Changes in unrealized losses relating to assets still held at March 31, 2011	—	(15)

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2012 and 2011, we had no impairments related to these assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Service cost	$16	$16	$1	$1
Interest cost	37	38	2	2
Expected return on assets	(46)	(46)	—	—
Amortization of prior service cost	(2)	(1)	(1)	(1)
Amortization of actuarial loss	11	7	—	—

Net periodic benefit cost	$16	$14	$2	$2

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Service cost	$16	$16	$1	$1
Interest cost	37	38	2	2
Expected return on assets	(46)	(46)	—	—
Amortization of prior service cost	(2)	(1)	(1)	(1)
Amortization of actuarial loss	12	8	—	—

Net periodic benefit cost	$17	$15	$2	$2

        During the first quarter of 2012, certain U.K. pension plans were closed to new entrants. For existing participants, benefits will only grow as a result of increases in pay. Defined contribution plans were established to replace these pension plans for future benefit accruals. This change did not have a significant impact on our pension liability.

        During the three months ended March 31, 2012 and 2011, we made contributions to our pension and other postretirement benefit plans of $48 million and $62 million, respectively. During the remainder of 2012, we expect to contribute an additional amount of $108 million to these plans.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

        Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. Repurchases under this program may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2012, we did not repurchase any shares of our outstanding common stock under the repurchase program. As of March 31, 2012, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases.

COMMON STOCK DIVIDENDS

        On March 30, 2012 and March 31, 2011, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of March 15, 2012 and 2011, respectively.

12. OTHER COMPREHENSIVE INCOME

        The components of other comprehensive income were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive income
	Accumulated other comprehensive loss		Three months ended
	March 31, 2012	December 31, 2011	March 31, 2012	March 31, 2011
Foreign currency translation adjustments, net of tax of $23 and $24 as of March 31, 2012 and December 31, 2011, respectively	$291	$218	$73	$91
Pension and other postretirement benefit adjustments, net of tax of $123 and $124 as of March 31, 2012 and December 31, 2011, respectively	(781)	(800)	19	4
Other comprehensive income of unconsolidated affiliates	8	8	—	—
Other, net	4	3	1	1

Total	(478)	(571)	93	96
Amounts attributable to noncontrolling interests	10	12	(2)	(1)

Amounts attributable to Huntsman Corporation	$(468)	$(559)	$91	$95

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (Continued)

Huntsman International

			Other comprehensive income
	Accumulated other comprehensive loss		Three months ended
	March 31, 2012	December 31, 2011	March 31, 2012	March 31, 2011
Foreign currency translation adjustments, net of tax of $9 and $11 as of March 31, 2012 and December 31, 2011, respectively	$290	$217	$73	$93
Pension and other postretirement benefit adjustments, net of tax of $154 and $156 as of March 31, 2012 and December 31, 2011, respectively	(824)	(845)	21	5
Other comprehensive income of unconsolidated affiliates	8	8	—	—
Other, net	(2)	(3)	1	—

Total	(528)	(623)	95	98
Amounts attributable to noncontrolling interests	10	12	(2)	(1)

Amounts attributable to Huntsman International	$(518)	$(611)	$93	$97

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

	Three months ended March 31,
	2012	2011
Unresolved at beginning of period	1,080	1,116
Tendered during period	1	2
Resolved during period(1)	—	39
Unresolved at end of period	1,081	1,079

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

        We have never made any payments with respect to these cases. As of March 31, 2012, we had an accrued liability of $10 million relating to these cases and a corresponding receivable of $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2012.

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

	Three months ended March 31,
	2012	2011
Unresolved at beginning of period	36	37
Filed during period	3	4
Resolved during period	1	1
Unresolved at end of period	38	40

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $82,000 and nil during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had an accrual of $259,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2012.

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

        In addition, we and the other Polyether Polyols defendants were named as defendants in three civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in the Kansas multidistrict litigation. The relevant time frame for these cases is 1994 to 2004 and they are referred to as the "direct action cases." The class action and the direct action cases were consolidated in the Kansas court for the purposes of discovery and other pretrial matters.

        In the second quarter of 2011, we settled the class action and were dismissed as a defendant. On December 29, 2011, we entered into a settlement agreement with the direct action plaintiffs for an amount immaterial to our financial statements and were dismissed from those cases on December 30, 2011.

        Two similar civil antitrust class action cases were filed May 5 and 17, 2006 in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, on behalf of purported classes of Canadian direct and indirect purchasers of MDI, TDI and polyether polyols. On April 11, 2012, we reached agreement to resolve these cases for an amount immaterial to our consolidated financial statements. The Canadian settlement is subject to court approval.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        A purported class action case filed February 15, 2005 by purchasers in California of products containing rubber and urethane chemicals and pending in Superior Court of California, County of San Francisco is stayed pending resolution of the Kansas multidistrict litigation. The plaintiffs in this matter make similar claims against the defendants as the class plaintiffs in the Kansas multidistrict litigation.

        We have been named as a defendant in two purported class action civil antitrust suits alleging that we and our co-defendants and other co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The cases were filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland and a consolidated complaint was filed on April 12, 2010. The other defendants named in this matter are E.I. du Pont de Nemours and Company, Kronos Worldwide Inc., Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). A class certification hearing is scheduled for August 13, 2012 and trial is set to begin September 9, 2013. Discovery is ongoing.

        In all of the antitrust litigation currently pending against us, the plaintiffs generally are seeking injunctive relief, treble damages, costs of suit and attorneys fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts material to us. As alleged damages in these cases have not been specified, and because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss with respect to these claims.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product from that which it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. The customer has indicated that it has been notified of claims of up to an aggregate of €153 million (approximately $200 million) relating to this matter and believes that we may be responsible for all or a portion of these potential claims. We are investigating this matter and based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs to us. We believe the range of possible loss to our Company in this matter to be between €0 and €153 million and have made no accrual with respect to this matter.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2012 and 2011, our capital expenditures for EHS matters totaled $19 million and $13 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. We have been notified by third parties of claims against us for cleanup liabilities at approximately 10 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to have a material impact on our condensed consolidated financial statements (unaudited).

        One of these sites, the North Maybe Canyon Mine CERCLA site, includes an abandoned phosphorous mine near Soda Springs, Idaho believed to have been operated by one of our predecessor companies (El Paso Products Company). In 2004, the U.S. Forest Service (the "Forest Service") notified us that we are a CERCLA potentially responsible party ("PRP") for the mine site involving selenium contaminated surface water. Under a 2004 administrative order, the current mine lessee, Nu-West Industries, Inc., began undertaking the investigation required for a CERCLA removal process. In 2008, the site was transitioned to the CERCLA remedial action process, which requires a remedial investigation/feasibility study ("RI/FS"). In 2009, the Forest Service notified the three PRPs (our Company, Nu-West and Wells Cargo) that it would undertake the RI/FS itself. On February 19, 2010, in conjunction with Wells Cargo, we agreed to jointly comply with a unilateral administrative order ("UAO") to conduct an RI/FS of a significant area of the site, although we are alleged to have had only a limited historical presence in the investigation area. In March 2010, following the initiation of litigation by Nu-West, the Forest Service assumed Nu-West's original investigation obligations. On June 15, 2010, we received the UAO which had been executed by the Forest Service and we are presently carrying out the requirements of the order. At this time, we do not believe that any loss in this matter will have a material impact on our condensed consolidated financial statements (unaudited).

        In addition, under the Resource Conservation and Recovery Act ("RCRA") and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements under RCRA authority. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

        In June of 2006, an agreement was reached between the local regulatory authorities and our Advanced Materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

and groundwater sampling was performed and followed by a quantitative risk assessment. In October 2010, the local authorities approved our proposed two-phase remedial approach. The first phase was installed in 2011 and involves groundwater extraction and treatment in one limited area of the site. The second phase, not yet defined, would proceed during site redevelopment. As the second phase remediation has not yet been defined, we are unable to reasonably estimate any possible loss or range of loss.

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. In the third quarter of 2009, we recorded a $30 million liability related to estimated environmental remediation costs at this site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up. This facility has been closed and demolished.

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $36 million for environmental liabilities as of both March 31, 2012 and December 31, 2011. Of these amounts, $5 million and $7 million were classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of March 31, 2012 and December 31, 2011, respectively, and $31 million and $29 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets (unaudited) as of March 31, 2012 and December 31, 2011, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years.

REGULATORY DEVELOPMENTS

        On June 1, 2007, the EU regulatory framework for chemicals called "REACH" took effect, designed to be phased in over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency ("ECHA"), such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations and our first phase registrations by the November 30, 2010 deadline.

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

GREENHOUSE GAS REGULATION

        Although the existence of binding emissions limitations under international treaties such as the Kyoto Protocol is in doubt after 2012, we expect some or all of our operations to be subject to regulatory requirements to reduce emissions of greenhouse gases ("GHGs"). Even in the absence of a new global agreement to limit GHGs, we may be subject to additional regulation under the European Union Emissions Trading System as well as new national and regional GHG trading programs. For example, our operations in Australia and selected U.S. states may be subject to future GHG regulations under emissions trading systems in those jurisdictions.

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

        Also in May 2010, we voluntarily contacted the U.S. Securities and Exchange Commission ("SEC") and the DOJ to advise them of our investigation and that we intend to cooperate fully with each of them. We met with the SEC and the DOJ in October 2010 to discuss this matter and we continue to cooperate with these agencies. Steps have been taken to halt all known illegal or improper activity, including the termination of employment of management employees as appropriate.

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

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of March 31, 2012, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of March 31, 2012, we had 8 million shares

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended March 31,
	2012	2011
Huntsman Corporation compensation costs	$10	$8
Huntsman International compensation costs	9	7

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements were $3 million and $2 million, respectively, for the three months ended March 31, 2012 and 2011.

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

	Three months ended March 31,
	2012	2011
Dividend yield	3.0%	3.3%
Expected volatility	65.3%	65.6%
Risk-free interest rate	1.3%	2.8%
Expected life of stock options granted during the period	6.6 years	6.6 years

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the Stock Incentive Plan as of March 31, 2012 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2012	10,345	$13.83
Granted	1,363	13.41
Exercised	(432)	3.05
Forfeited	(59)	17.63

Outstanding at March 31, 2012	11,217	14.17	6.1	$38

Exercisable at March 31, 2012	9,041	14.13	5.3	37

        The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2012 was $6.36 per option. As of March 31, 2012, there was $14 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

        The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $5 million and $10 million, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of March 31, 2012 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2012	2,287		$9.92	1,100	$9.42
Granted	934		13.41	383	13.41
Vested	(1,385)	(1)	7.05	(757)	6.53
Forfeited	(11)		15.30	(28)	15.79

Nonvested at March 31, 2012	1,825		13.86	698	14.50

(1)
As of March 31, 2012, a total of 494,512 restricted stock units were vested, of which 50,335 vested during the three months ended March 31, 2012. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of March 31, 2012, there was $29 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The value of share awards that vested during the three months ended March 31, 2012 and 2011 was $21 million and $22 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. During the three months ended March 31, 2012, on a discrete basis, we changed our judgment about certain valuation allowances, primarily related to operations of the Textile Effects segment, resulting in a net $1 million expense for changes in valuation allowances related to certain net deferred tax assets in Guatemala, Indonesia and China, with no single change to a valuation allowance greater than $2 million. During the three months ended March 31, 2011, we released a valuation allowance of $5 million on certain net deferred tax assets in Luxembourg.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. INCOME TAXES (Continued)

        During the three months ended March 31, 2012, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $1 million and during the three months ended March 31, 2011, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit of $1 million, resulting from the settlement of tax audits, the effective settlement of certain tax positions and the expiration of statutes of limitations, net of additions.

        During the three months ended March 31, 2012, we were granted a tax holiday for the period from January 1, 2012 through December 31, 2016 with respect to certain income from Pigments products manufactured in Malaysia. We are required to make certain investments in order to enjoy the benefits of the tax holiday and we intend to make these investments. During the three months ended March 31, 2012, we recorded a discrete benefit of $3 million from de-recognition of a net deferred tax liability that will reverse during the holiday period. The amount of tax benefit to be realized from the tax holiday is directly dependent on the amount of future pre-tax income generated. We expect that the effects of the tax holiday will not be material to our provision for income taxes.

Huntsman Corporation

        Excluding the tax effects resulting from the net valuation allowance changes, the net unrecognized tax benefit items and the Malaysia tax holiday discussed above, we recorded income tax expense of $61 million and $28 million for the three months ended March 31, 2012 and 2011, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

        Excluding the tax effects resulting from the net valuation allowance changes, the net unrecognized tax benefit items and the Malaysia tax holiday discussed above, Huntsman International recorded income tax expense of $62 million and $28 million for the three months ended March 31, 2012 and 2011, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

discontinued operations in the condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended March 31,
	2012	2011
Revenues	$9	$9
Costs and expenses, net of credits	(14)	(30)

Operating loss	(5)	(21)
Income tax benefit	1	7

Loss from discontinued operations, net of tax	$(4)	$(14)

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

18. NET INCOME PER SHARE

        Basic income per share excludes dilution and is computed by dividing net income attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing net income available to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. NET INCOME PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended March 31,
	2012	2011
Numerator:
Income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$167	$75

Net income:
Net income attributable to Huntsman Corporation	$163	$62

Denominator:
Shares
Weighted average shares outstanding	236.5	237.6
Dilutive securities:
Stock-based awards	3.6	5.3

Total weighted average shares outstanding, including dilutive shares	240.1	242.9

        Additional stock-based awards of 8.0 million and 7.1 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2012 and 2011, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011 periods because the effect would be anti-dilutive.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended March 31,
	2012	2011
Revenues
Polyurethanes	$1,220	$1,047
Performance Products	807	804
Advanced Materials	340	350
Textile Effects	185	190
Pigments	424	364
Eliminations	(63)	(76)

Total	$2,913	$2,679

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$171	$114
Performance Products	89	115
Advanced Materials	31	39
Textile Effects	(5)	(11)
Pigments	146	84
Corporate and other(2)	(41)	(81)

Subtotal	391	260
Discontinued Operations(3)	(1)	(21)

Total	390	239
Interest expense, net	(59)	(59)
Income tax expense—continuing operations	(60)	(22)
Income tax benefit—discontinued operations	1	7
Depreciation and amortization	(109)	(103)

Net income attributable to Huntsman Corporation	$163	$62

Huntsman International
Segment EBITDA(1)
Polyurethanes	$171	$114
Performance Products	89	115
Advanced Materials	31	39
Textile Effects	(5)	(11)
Pigments	146	84
Corporate and other(2)	(41)	(80)

Subtotal	391	261
Discontinued Operations(3)	(1)	(21)

Total	390	240
Interest expense, net	(61)	(64)
Income tax expense—continuing operations	(61)	(22)
Income tax benefit—discontinued operations	1	7
Depreciation and amortization	(103)	(98)

Net income attributable to Huntsman International	$166	$63

(1)
Segment EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. OPERATING SEGMENT INFORMATION (Continued)

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, non-operating income and expense and gains and losses on the disposition of corporate assets.

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

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$2	$3	$225	$—	$230
Restricted cash	—	—	15	—	15
Accounts and notes receivable, net	26	213	1,562	—	1,801
Accounts receivable from affiliates	1,317	3,384	182	(4,702)	181
Inventories	100	283	1,261	(6)	1,638
Prepaid expenses	10	4	39	(7)	46
Deferred income taxes	6	—	50	(15)	41
Other current assets	101	4	191	(100)	196

Total current assets	1,562	3,891	3,525	(4,830)	4,148
Property, plant and equipment, net	385	864	2,291	2	3,542
Investment in unconsolidated affiliates	5,641	1,675	148	(7,241)	223
Intangible assets, net	37	2	53	(3)	89
Goodwill	(17)	82	43	—	108
Deferred income taxes	163	—	194	(188)	169
Notes receivable from affiliates	20	941	2	(961)	2
Other noncurrent assets	75	132	269	—	476

Total assets	$7,866	$7,587	$6,525	$(13,221)	$8,757

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78	$235	$776	$—	$1,089
Accounts payable to affiliates	2,590	1,017	1,138	(4,702)	43
Accrued liabilities	74	192	495	(107)	654
Deferred income taxes	—	39	7	(17)	29
Note payable to affiliate	100	—	—	—	100
Current portion of debt	38	—	155	—	193

Total current liabilities	2,880	1,483	2,571	(4,826)	2,108
Long-term debt	3,037	—	591	—	3,628
Notes payable to affiliates	537	—	965	(961)	541
Deferred income taxes	—	142	99	(86)	155
Other noncurrent liabilities	189	168	629	—	986

Total liabilities	6,643	1,793	4,855	(5,873)	7,418
Equity
Huntsman International LLC members' equity:
Members' equity	3,092	4,751	2,408	(7,159)	3,092
Accumulated deficit	(1,351)	(616)	(344)	960	(1,351)
Accumulated other comprehensive (loss) income	(518)	1,659	(468)	(1,191)	(518)

Total Huntsman International LLC members' equity	1,223	5,794	1,596	(7,390)	1,223
Noncontrolling interests in subsidiaries	—	—	74	42	116

Total equity	1,223	5,794	1,670	(7,348)	1,339

Total liabilities and equity	$7,866	$7,587	$6,525	$(13,221)	$8,757

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$228	$955	$1,670	$—	$2,853
Related party sales	181	105	287	(513)	60

Total revenues	409	1,060	1,957	(513)	2,913
Cost of goods sold	351	812	1,706	(510)	2,359

Gross profit	58	248	251	(3)	554
Selling, general and administrative	52	26	141	—	219
Research and development	11	9	19	—	39
Other operating (income) expense	(2)	(5)	12	—	5

Operating (loss) income	(3)	218	79	(3)	291
Interest (expense) income, net	(51)	10	(20)	—	(61)
Equity in income of investment in affiliates and subsidiaries	201	52	2	(253)	2
Loss on early extinguishment of debt	(1)	—	—	—	(1)

Income from continuing operations before income taxes	146	280	61	(256)	231
Income tax benefit (expense)	19	(75)	(5)	—	(61)

Income from continuing operations	165	205	56	(256)	170
Income (loss) from discontinued operations, net of tax	1	(1)	(4)	—	(4)

Net income	166	204	52	(256)	166
Net income attributable to noncontrolling interests	—	—	(1)	1	—

Net income attributable to Huntsman International LLC	$166	$204	$51	$(255)	$166

Net income	$166	$204	$52	$(256)	$166
Other comprehensive income	93	156	80	(234)	95
Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to Huntsman International LLC	$259	$360	$130	$(490)	$259

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$204	$803	$1,619	$—	$2,626
Related party sales	82	134	286	(449)	53

Total revenues	286	937	1,905	(449)	2,679
Cost of goods sold	243	766	1,654	(449)	2,214

Gross profit	43	171	251	—	465
Selling, general and administrative	39	26	152	—	217
Research and development	11	8	20	—	39
Other operating expense (income)	37	(27)	24	—	34
Restructuring, impairment and plant closing costs	—	—	7	—	7

Operating (loss) income	(44)	164	48	—	168
Interest (expense) income, net	(56)	10	(18)	—	(64)
Equity in income of investment in affiliates and subsidiaries	119	8	2	(127)	2
Loss on early extinguishment of debt	(3)	—	—	—	(3)

Income from continuing operations before income taxes	16	182	32	(127)	103
Income tax benefit (expense)	40	(60)	(2)	—	(22)

Income from continuing operations	56	122	30	(127)	81
Income (loss) from discontinued operations, net of tax	7	—	(21)	—	(14)

Income before extraordinary gain	63	122	9	(127)	67
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	1	—	1

Net income	63	122	10	(127)	68
Net income attributable to noncontrolling interests	—	—	(4)	(1)	(5)

Net income attributable to Huntsman International LLC	$63	$122	$6	$(128)	$63

Net income	$63	$122	$10	$(127)	$68
Other comprehensive income	98	207	46	(253)	98
Comprehensive income attributable to noncontrolling interests	—	(1)	(4)	(1)	(6)

Comprehensive income attributable to Huntsman International LLC	$161	$328	$52	$(381)	$160

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$96	$50	$43	$—	$189

Investing activities:
Capital expenditures	(5)	(17)	(59)	—	(81)
Increase in receivable from affiliate	(20)	—	—	—	(20)
Investment in consolidated affiliate	(55)	(9)	(1)	65	—
Investment in unconsolidated affiliate	—	(34)	—	—	(34)
Cash received from unconsolidated affiliates	—	15	—	—	15
Acquisition of a business	—	—	(2)		(2)
Increase in restricted cash	—	—	(8)	—	(8)
Other, net	—	—	1	—	1

Net cash used in investing activities	(80)	(45)	(69)	65	(129)

Financing activities:
Net repayments under revolving loan facilities	—	—	(17)	—	(17)
Net borrowings on overdraft facilities	—	—	3	—	3
Repayments of short-term debt	—	—	(4)	—	(4)
Repayments of long-term debt	(86)	—	(23)	—	(109)
Proceeds from notes payable to affiliate	102	—	—	—	102
Repayments of notes payable	(9)	—	(8)	—	(17)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums related to early extinguishment of debt	(1)	—	—	—	(1)
Contribution from parent	—	9	67	(76)	—
Distribution to parent	—	(11)	—	11	—
Dividends paid to parent	(24)	—	—	—	(24)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	—	—	1	—	1

Net cash (used in) provided by financing activities	(18)	(2)	20	(65)	(65)
Effect of exchange rate changes on cash	—	—	4	—	4

(Decrease) increase in cash and cash equivalents	(2)	3	(2)	—	(1)
Cash and cash equivalents at beginning of period	4	—	227	—	231

Cash and cash equivalents at end of period	$2	$3	$225	$—	$230

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$29	$23	$(176)	$—	$(124)

Investing activities:
Capital expenditures	(3)	(17)	(40)	—	(60)
Decrease in receivable from affiliate	8	—	—	—	8
Investment in consolidated affiliate	(86)	(1)	—	87	—
Investment in unconsolidated affiliate	—	(6)	—	—	(6)
Cash received from unconsolidated affiliates	—	9	—	—	9

Net cash used in investing activities	(81)	(15)	(40)	87	(49)

Financing activities:
Net borrowings on overdraft facilities	—	—	7	—	7
Repayments of short-term debt	—	—	(78)	—	(78)
Borrowings on short-term debt	—	—	65	—	65
Repayments of long-term debt	(100)	—	(20)	—	(120)
Proceeds from issuance of long-term debt	—	—	9	—	9
Repayments of notes payable	(8)	—	(1)	—	(9)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums paid related to early extinguishment of debt	(3)	—	—	—	(3)
Contribution from parent, net	—	(11)	98	(87)	—
Dividends paid	(8)	—	—	—	(8)
Excess tax benefit related to stock-based compensation	7	—	—	—	7

Net cash (used in) provided by financing activities	(116)	(11)	81	(87)	(133)
Effect of exchange rate changes on cash	—	—	3	—	3

Decrease in cash and cash equivalents	(168)	(3)	(132)	—	(303)
Cash and cash equivalents at beginning of period	220	9	332	—	561

Cash and cash equivalents at end of period	$52	$6	$200	$—	$258

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the three months ended March 31, 2012 and 2011 of $2,913 million and $2,679 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

RECENT DEVELOPMENTS

Amendment to Credit Agreement

        On March 6, 2012, Huntsman International entered into a seventh amendment to the Senior Credit Facilities. The amendment among other things extended the maturity of our Revolving Facility from March 2014 to March 2017, increased capacity for revolving commitments to $400 million and extended $346 million of Term Loan B, which prior to this amendment had a maturity of April 2014, to a new stated maturity of April 2017. The amendment also increased the interest rate margin with respect to Extended Term Loan B—Series 2 to LIBOR plus 3.00%. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Amendment to Credit Agreement to our condensed consolidated financial statements (unaudited)."

OUTLOOK

        During the first quarter, our Pigments segment experienced sustained sequential strength in margins and our Polyurethanes segment experienced improved margins as a result of high PO/MTBE margins (in part due to industry supply outages) and improved MDI average selling prices. We expect that PO/MTBE margins will moderate as industry supply fully recovers in the second quarter from first quarter industry outages. We believe our other businesses have strong upside potential as we see a continued recovery in the world's economy.

        Demand for our products is generally sensitive to global economic growth. We expect to continue to see improving demand trends in North America, Northern Europe and through most of Asia but are cautious about demand trends in Southern Europe. We believe demand in China will continue to grow, but at a slower rate.

        The following summarizes key considerations that could impact future performance of our operating segments:

Polyurethanes:

  •
  Improving MDI margins

  •
  Improving MDI demand

  •
  Near term moderation in high PO/MTBE margins

Performance Products:

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Near term amines margin pressure

  •
  Planned maintenance in the third quarter of 2012

Advanced Materials:

  •
  Reorganization and restructuring benefit

Textile Effects:

  •
  Reorganization and restructuring benefit

Pigments:

  •
  Improving sales portfolio

  •
  Higher raw material costs

  •
  Expectation of titanium dioxide price increases

  •
  Favorable ore contracts expiring at end of 2012

        We expect to spend approximately $425 million to $450 million in 2012 on capital expenditures, largely for growth initiatives and maintenance.

        We expect our long-term effective income tax rate to be approximately 30% to 35%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended March 31,
			Percent Change
	2012	2011
Revenues	$2,913	$2,679	9%
Cost of goods sold	2,363	2,219	6%

Gross profit	550	460	20%
Operating expenses	265	291	(9)%
Restructuring, impairment and plant closing costs	—	7	NM

Operating income	285	162	76%
Interest expense, net	(59)	(59)	—
Equity in income of investment in unconsolidated affiliates	2	2	—
Loss on early extinguishment of debt	(1)	(3)	(67)%

Income from continuing operations before income taxes	227	102	123%
Income tax expense	(60)	(22)	173%

Income from continuing operations	167	80	109%
Loss from discontinued operations	(4)	(14)	(71)%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	NM

Net income	163	67	143%
Net income attributable to noncontrolling interests	—	(5)	NM

Net income attributable to Huntsman Corporation	163	62	163%
Interest expense, net	59	59	—
Income tax expense from continuing operations	60	22	173%
Income tax benefit from discontinued operations	(1)	(7)	(86)%
Depreciation and amortization	109	103	6%

EBITDA(1)	$390	$239	63%

Net income per share:
Basic	$0.69	$0.26	165%
Diluted	0.68	0.26	162%
Net cash provided by (used in) operating activities	190	(124)	NM
Net cash used in investing activities	(109)	(57)	91%
Net cash used in financing activities	(176)	(156)	13%
Other non-GAAP measures:
Adjusted EBITDA(1)	$397	$304	31%
Adjusted net income(2)	177	110	61%
Adjusted income per share(2):
Basic	0.75	0.46	63%
Diluted	0.74	0.45	64%

Huntsman International

	Three months ended March 31,
			Percent Change
	2012	2011
Revenues	$2,913	$2,679	9%
Cost of goods sold	2,359	2,214	7%

Gross profit	554	465	19%
Operating expenses	263	290	(9)%
Restructuring, impairment and plant closing costs	—	7	NM

Operating income	291	168	73%
Interest expense, net	(61)	(64)	(5)%
Equity in income of investment in unconsolidated affiliates	2	2	—
Loss on early extinguishment of debt	(1)	(3)	(67)%

Income from continuing operations before income taxes	231	103	124%
Income tax expense	(61)	(22)	177%

Income from continuing operations	170	81	110%
Loss from discontinued operations	(4)	(14)	(71)%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	NM

Net income	166	68	144%
Net income attributable to noncontrolling interests	—	(5)	NM

Net income attributable to Huntsman International	166	63	163%
Interest expense, net	61	64	(5)%
Income tax expense from continuing operations	61	22	177%
Income tax benefit from discontinued operations	(1)	(7)	(86)%
Depreciation and amortization	103	98	5%

EBITDA(1)	$390	$240	63%

Net cash provided by (used in) operating activities	$189	$(124)	NM
Net cash used in investing activities	(129)	(49)	163%
Net cash used in financing activities	(65)	(133)	(51)%
Other non-GAAP measures:
Adjusted EBITDA(1)	$397	$305	30%
Adjusted net income(2)	180	111	62%

NM—Not Meaningful

(1)
Our management uses EBITDA and Adjusted EBITDA to assess financial performance. EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: loss on early extinguishment of debt; legal settlements; EBITDA from discontinued operations; acquisition expenses; extraordinary gain on the acquisition of a business; and restructuring, impairment, plant closing and transition costs (credits).

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

  For a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see the tables below (dollars in millions):

  Huntsman Corporation

	Three months ended March 31,
	2012	2011
Net income attributable to Huntsman Corporation	$163	$62
Interest expense, net	59	59
Income tax expense from continuing operations	60	22
Income tax benefit from discontinued operations	(1)	(7)
Depreciation and amortization	109	103

EBITDA	390	239
Loss on early extinguishment of debt	1	3
Legal settlements	1	34
EBITDA from discontinued operations	1	21
Acquisition expenses	—	1
Extraordinary gain on the acquisition of a business	—	(1)
Restructuring, impairment, plant closing and transition costs (credits):
Polyurethanes	5	—
Performance Products	1	—
Advanced Materials	1	—
Textile Effects(a)	(4)	5
Pigments	1	2
Corporate and other	—	—

Total restructuring, impairment, plant closing and transition costs (credits)	4	7

Adjusted EBITDA	$397	$304

    Huntsman International

	Three months ended March 31,
	2012	2011
Net income attributable to Huntsman International	$166	$63
Interest expense, net	61	64
Income tax expense from continuing operations	61	22
Income tax benefit from discontinued operations	(1)	(7)
Depreciation and amortization	103	98

EBITDA	390	240
Loss on early extinguishment of debt	1	3
Legal settlements	1	34
EBITDA from discontinued operations	1	21
Acquisition expenses	—	1
Extraordinary gain on the acquisition of a business	—	(1)
Restructuring, impairment, plant closing and transition costs (credits):
Polyurethanes	5	—
Performance Products	1	—
Advanced Materials	1	—
Textile Effects(a)	(4)	5
Pigments	1	2
Corporate and other	—	—

Total restructuring, impairment, plant closing and transition costs (credits)	4	7

Adjusted EBITDA	$397	$305

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales in the condensed consolidated statements of operations (unaudited).
(2)
Our management also uses Adjusted net income to assess financial performance. Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: (a) loss on early extinguishment of debt; (b) legal settlements; (c) discount amortization of settlement financing; (d) loss from discontinued operations; (e) acquisition expenses; (f) extraordinary gain on the acquisition of a business; and (g) restructuring, impairment, plant closing and transition costs. The income tax impacts of each aforementioned item was calculated using the statutory rates in the applicable taxing jurisdiction and considering valuation allowances on deferred tax assets in each jurisdiction. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

  Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

  Huntsman Corporation

	Three months ended March 31,
	2012	2011
Net income attributable to Huntsman Corporation	$163	$62
Loss on early extinguishment of debt, net of tax of nil and $(1), respectively	1	2
Legal settlements, net of tax of nil and $(13), respectively	1	21
Discount amortization on settlement financing, net of tax of $(2) and $(3), respectively	5	4
Loss from discontinued operations, net of tax of $(1) and $(7), respectively	4	14
Acquisition expenses, net of tax of nil	—	1
Extraordinary gain on the acquisition of a business, net of tax of nil	—	(1)
Restructuring, impairment, plant closing and transition costs, net of tax of $(1) and nil, respectively(a)	3	7

Adjusted net income	$177	$110

Weighted average shares—diluted	240.1	242.9

  Huntsman International

	Three months ended March 31,
	2012	2011
Net income attributable to Huntsman International	$166	$63
Loss on early extinguishment of debt, net of tax of nil and $(1), respectively	1	2
Legal settlements, net of tax of nil and $(13), respectively	1	21
Discount amortization on settlement financing, net of tax of $(2) and $(3), respectively	5	4
Loss from discontinued operations, net of tax of $(1) and $(7), respectively	4	14
Acquisition expenses, net of tax of nil	—	1
Extraordinary gain on the acquisition of a business, net of tax of nil	—	(1)
Restructuring, impairment, plant closing and transition costs, net of tax of $(1) and nil, respectively(a)	3	7

Adjusted net income	$180	$111

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales in the condensed consolidated statements of operations (unaudited).

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

        For the three months ended March 31, 2012, the net income attributable to Huntsman Corporation was $163 million on revenues of $2,913 million, compared with net income attributable to Huntsman Corporation of $62 million on revenues of $2,679 million for the same period of 2011. For the three months ended March 31, 2012, the net income attributable to Huntsman International was $166 million on revenues of $2,913 million, compared with net income attributable to Huntsman International of $63 million on revenues of $2,679 million for the same period of 2011. The increase of $101 million in net income attributable to Huntsman Corporation and the increase of $103 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended March 31, 2012 increased by $234 million, or 9%, as compared with the 2011 period. The increase was due principally to higher average selling prices in our Polyurethanes, Performance Products and Pigments segments and higher sales volumes in all of our segments, except Textile Effects and Pigments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2012 increased by $90 million and $89 million, or 20% and 19%, respectively, as compared with the 2011 period. The increase resulted from higher gross margins in our Polyurethanes and Pigments segments, offset in part by lower margins in our remaining segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2012 decreased by $26 million and $27 million, respectively, or 9% each, as compared with the 2011 period primarily related to lower expenses related to legal claims.

  •
  Restructuring, impairment and plant closing costs for the three months ended March 31, 2012 decreased to nil from $7 million in the 2011 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  For the three months ended March 31, 2012, our income tax expense increased by $38 million and Huntsman International's tax expense increased by $39 million, as compared with the same period in 2011, primarily due to increased pre-tax income. Our and Huntsman International's tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Loss from discontinued operations, net of tax, for the three months ended March 31, 2012 decreased to $4 million from $14 million in the 2011 period resulting primarily from higher legal costs in the 2011 period. For more information, see "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended March 31,
			Percent Change
	2012	2011
Revenues
Polyurethanes	$1,220	$1,047	17%
Performance Products	807	804	—
Advanced Materials	340	350	(3)%
Textile Effects	185	190	(3)%
Pigments	424	364	16%
Eliminations	(63)	(76)	(17)%

Total	$2,913	$2,679	9%

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$171	$114	50%
Performance Products	89	115	(23)%
Advanced Materials	31	39	(21)%
Textile Effects	(5)	(11)	(55)%
Pigments	146	84	74%
Corporate and other	(41)	(81)	(49)%

Subtotal	391	260	50%
Discontinued Operations	(1)	(21)	(95)%

Total	$390	$239	63%

Huntsman International
Segment EBITDA(1)
Polyurethanes	$171	$114	50%
Performance Products	89	115	(23)%
Advanced Materials	31	39	(21)%
Textile Effects	(5)	(11)	(55)%
Pigments	146	84	74%
Corporate and other	(41)	(80)	(49)%

Subtotal	391	261	50%
Discontinued Operations	(1)	(21)	(95)%

Total	$390	$240	63%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 19. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended March 31, 2012 vs. 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	10%	(1)%	1%	7%
Performance Products	2%	(1)%	(3)%	2%
Advanced Materials	(1)%	(2)%	(3)%	3%
Textile Effects	(1)%	(1)%	(1)%	—
Pigments	36%	(3)%	(1)%	(16)%
Total Company	7%	(1)%	1%	2%

	Three months ended March 31, 2012 vs. December 31, 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	6%	(1)%	(1)%	13%
Performance Products	(5)%	(1)%	3%	10%
Advanced Materials	(2)%	(2)%	(4)%	17%
Textile Effects	—	—	1%	5%
Pigments	3%	(1)%	(1)%	5%
Total Company	2%	(1)%	—	10%

(1)
Excludes revenues and sales volumes from tolling arrangements, byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended March 31, 2012 compared to the same period in 2011 was due to higher average selling prices and higher sales volumes. MDI average selling prices increased primarily in response to improved demand. PO/MTBE average selling prices increased primarily in response to improved demand and industry supply constraints. MDI sales volumes increased as a result of improved demand in all regions and across all major markets with the exception of appliances. PO/MTBE sales volumes increased due to strong demand. The increase in segment EBITDA was primarily due to higher margins and higher volumes. During the three months ended March 31, 2012 and 2011, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $5 million and nil, respectively. For more information concerning restructuring activities see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended March 31, 2012 compared to the same period in 2011 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased as a result of our consolidation of the Sasol-Huntsman joint venture, offset in part by lower demand for amines and surfactants. Average selling prices decreased primarily due to the sales mix, competitive market pressures for ethyleneamines and EG and in response to lower raw material costs for certain products. The decrease in segment EBITDA was primarily due to lower margins in ethyleneamines and EG and higher manufacturing and selling, general and administrative costs.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2012 compared to the same period in 2011 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased due to sales mix and the strength of the U.S. dollar against major international currencies. Sales volumes increased across most regions, primarily due to strong demand in our base resins business in Europe, while sales volumes in the Asia-Pacific region decreased due to lower demand in the wind energy market. The decrease in segment EBITDA was primarily due to lower margins.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended March 31, 2012 compared to the same period in 2011 was due to lower average selling prices. Average selling prices decreased primarily due to the strength of the U.S. dollar against major international currencies and sales mix. Sales volumes were essentially unchanged. The increase in segment EBITDA was primarily due to lower restructuring, impairment and plant closing and transition costs, partially offset by lower margins. During the three months ended March 31, 2012 and 2011, our Textile Effects segment recorded restructuring, impairment and plant closing (credits) costs of $(8) million and $5 million, respectively, and expenses of $4 million and nil, respectively, for the transition of production from Basel, Switzerland to a tolling facility. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for the three months ended March 31, 2012 compared to the same period in 2011 was due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased in all regions of the world primarily as a result of higher raw material costs. Sales volumes decreased primarily due to lower global demand and continued customer destocking, particularly in the Asia-Pacific region. The increase in segment EBITDA was primarily due to higher margins.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2012, EBITDA from Corporate and other increased by $40 million to a loss of $41 million from a loss of $81 million for the same period in 2011. The increase in EBITDA from Corporate and other for the three months ended March 31, 2012 resulted primarily from legal settlements of $34 million during the three months ended March 31, 2011, an $11 million decrease in LIFO inventory valuation expense ($3 million of income in 2012 compared to $8 million of expense in 2011), a $5 million gain in benzene purchases during the three months ended March 31, 2012, and a $2 million decrease in loss on early extinguishment of debt ($1 million of loss in 2012 compared to $3 million of loss in 2011), and was partially offset by an increase in unallocated foreign exchange gains or losses of $5 million ($3 million loss in 2012 compared to $2 million gain in 2011). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2012, EBITDA from Corporate and other increased by $39 million to a loss of $41 million from a loss of $80 million for the same period in 2011. The increase in EBITDA from Corporate and other for the three months ended March 31, 2012 resulted primarily from legal settlements of $34 million during the three months ended March 31, 2011, an $11 million decrease in LIFO inventory valuation expense ($3 million of income in 2012 compared to $8 million of expense in 2011), a $5 million gain in benzene purchases during the three months ended March 31, 2012, and a $2 million decrease in loss on early extinguishment of debt ($1 million of loss in 2012 compared to $3 million of loss in 2011), and was partially offset by an increase in unallocated foreign exchange gains or losses of $5 million ($3 million loss in 2012 compared to $2 million gain in 2011). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The loss from discontinued operations represents the operating results, legal costs, restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. The decrease in loss from discontinued operations, net of tax, resulted primarily from higher legal costs in the 2011 period. See "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash provided by (used in) operating activities for the three months ended March 31, 2012 and 2011 was $190 million and $(124) million, respectively. The increase in net cash provided by operating activities during the three months ended March 31, 2012 compared with the same period in 2011 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and to a $159 million favorable variance in operating assets and liabilities for the three months ended March 31, 2012 as compared with the same period in 2011.

        Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $109 million and $57 million, respectively. During the three months ended March 31, 2012 and 2011, we paid $81 million and $60 million, respectively, for capital expenditures. During the three months ended March 31, 2012 and 2011, we made investments in Louisiana Pigments Company, L.P. of

$34 million and $6 million, respectively, and received dividends from Louisiana Pigments Company, L.P. of $15 million and $9 million, respectively.

        Net cash used in financing activities for the three months ended March 31, 2012 and 2011 was $176 million and $156 million, respectively. The increase in net cash used in financing activities was primarily due to higher net repayments of debt during the 2012 period as compared to the 2011 period.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	March 31, 2012	December 31, 2011	(Decrease) Increase	Percent Change
Cash and cash equivalents	$463	$554	$(91)	(16)%
Restricted cash	15	8	7	88%
Accounts receivable, net	1,829	1,534	295	19%
Inventories	1,638	1,539	99	6%
Prepaid expenses	48	46	2	4%
Deferred income taxes	20	20	—	—
Other current assets	196	245	(49)	(20)%

Total current assets	4,209	3,946	263	7%

Accounts payable	1,128	912	216	24%
Accrued liabilities	658	695	(37)	(5)%
Deferred income taxes	7	7	—	—
Current portion of debt	193	212	(19)	(9)%

Total current liabilities	1,986	1,826	160	9%

Working capital	$2,223	$2,120	$103	5%

        Our working capital increased by $103 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $91 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited).

  •
  Accounts receivable increased by $295 million mainly due to higher sales.

  •
  Inventories increased by $99 million mainly due to higher inventory levels to support increased customer demand.

  •
  Other current assets decreased by $49 million primarily due to lower bank accepted drafts with maturities greater than 90 days from receipt.

  •
  The increase in accounts payable of $216 million was primarily due to higher cost of sales and higher inventory.

  •
  The decrease in accrued liabilities of $37 million was primarily due to payment of accrued interest.

  •
  Current portion of debt decreased by $19 million due primarily to the repayment of our Australian Credit Facility of which a portion was classified as current as of December 31, 2011, see "Note 7. Debt—Direct and Subsidiary Debt—Other Debt" to our condensed consolidated financial statements (unaudited).

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain debt of HPS (our Chinese MDI joint venture) and certain indebtedness incurred from time to time to finance certain insurance premiums.

        Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Amendment to Credit Agreement

        On March 6, 2012, Huntsman International entered into a seventh amendment to its Senior Credit Facilities. Among other things, the amendment:

  •
  extended the stated termination date of the Revolving Facility commitments from March 9, 2014 to March 20, 2017;

  •
  reduced the applicable interest rate margin on the Revolving Facility commitments by 0.50%;

  •
  set the undrawn commitment fee on the Revolving Facility at 0.50%;

  •
  increased the capacity for the Revolving Facility commitments from $300 million to $400 million;

  •
  extended the stated maturity date of $346 million aggregate principal amount of Term Loan B from April 19, 2014 to April 19, 2017 now classified as Extended Term Loan B—Series 2;

  •
  increased the interest rate margin with respect to Extended Term Loan B—Series 2 to LIBOR plus 3.00% (interest rate margin is subject to a leverage-based step-down); and

  •
  made certain other amendments to the Senior Credit Facilities.

        The amendment provides that, notwithstanding the stated maturity date, the termination date of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our 5.50% senior notes due 2016, Term Loan B due April 19, 2014 and Term Loan C due June 30, 2016. Extended Term Loan B—Series 2 will accelerate if we do not repay or have a minimum level of liquidity available to enable us to repay our 5.50% senior notes due 2016 that remain outstanding during the three months prior to the maturity date of such notes. Extended Term Loan B—Series 2 will amortize in an amount equal to 1% of the principal amount, payable annually commencing on March 31, 2013.

Senior Credit Facilities

        As of March 31, 2012, our Senior Credit Facilities consisted of our Revolving Facility, our Term Loan B, our Term Loan C, our Extended Term Loan B and our Extended Term Loan B—Series 2 as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Term Loan B	NA	$307		$307		USD LIBOR plus 1.50%	2014
Term Loan C	NA	$427		$395		USD LIBOR plus 2.25%	2016
Extended Term Loan B	NA	$650		$650		USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B—Series 2	NA	$346		$346		USD LIBOR plus 3.00%	2017	(3)

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $19 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of March 31, 2012, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our 5.50% senior notes due 2016, Term Loan B due April 19, 2014 and Term Loan C due June 30, 2016. The maturity of Extended Term Loan B and Extended Term Loan B—Series 2 will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to refinance or repay our 5.50% senior notes due 2016 that remain outstanding during the three months prior to the maturity date of such notes.

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the three months ended March 31, 2012 and 2011, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 26, 2012	7.50% Senior Subordinated Notes Due 2015	€64 (approximately $86)	€65 (approximately $87)	$1
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3

Other Debt

        On March 30, 2012, we repaid the remaining A$26 million (approximately $27 million) outstanding under our Australian Credit Facility, which represents repayment of A$14 million (approximately $15 million) under the revolving facility and A$12 million (approximately $12 million) under the term loan facility.

Note Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2012, we have a loan of $637 million to our subsidiary, Huntsman International. During the quarter ended March 31, 2012, Huntsman International borrowed $102 million from us under the Intercompany Note. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of both March 31, 2012 and December 31, 2011 on the condensed consolidated balance sheets (unaudited). As of March 31, 2012, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

        If in the future Huntsman International fails to comply with the Leverage Covenant, then we may not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had uncollateralized loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we may not have further access to such facilities.

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2012, we had $1,109 million of combined cash and unused borrowing capacity, consisting of $478 million in cash and restricted cash, $381 million in availability under our Revolving Facility, and $250 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Our accounts receivable and inventory, net of accounts payable, increased by approximately $118 million as of March 31, 2012, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  During 2012, we expect to spend approximately $425 million to $450 million on capital expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the three months ended March 31, 2012, we made contributions to our pension and postretirement benefit plans of $48 million. During 2012, we expect to contribute an additional amount of approximately $108 million to these plans.

  •
  During the three months ended March 31, 2012, Huntsman International redeemed €64 million (approximately $86 million) of its 7.50% senior subordinated notes due 2015 and repaid A$26 million (approximately $27 million) related to its Australian Credit Facility.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2012, we had $75 million of accrued restructuring costs from continuing operations which we expect to pay out through 2013, and we expect to pay additional restructuring and plant closing costs of approximately $26 million through 2013. We expect to spend approximately $25 million for capital expenditures related to restructuring programs over the next several years. On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of March 31, 2012, we had restructuring accruals of $5 million and environmental remediation accruals of $32 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

  •
  On August 5, 2011, we announced that our Board of Directors has authorized our Company to repurchase up to $100 million in shares of our common stock. During 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. As of March 31, 2012, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases. These repurchases may be commenced or suspended from time to time without prior notice.

        As of March 31, 2012, we had $193 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities including an HPS borrowing facility in China with $79 million outstanding, our scheduled Senior Credit Facilities amortization payments totaling $31 million, scheduled amortization payments at our VIEs of $23 million and certain other short term facilities and scheduled amortization payments totaling $60 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of March 31, 2012, we had approximately $217 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our VIEs. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to adverse tax consequences. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate material cash to the U.S. as dividends in the near term. Cash held by certain foreign subsidiaries, including our VIEs, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        Our Polyurethanes, Advanced Materials, Textile Effects and Pigments segments are involved in cost reduction programs that are expected to reduce costs in these businesses by approximately $190 million. These cost savings are expected to be achieved through the third quarter of 2013. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

        All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive loss, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. To the extent applicable, we perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2012, we had approximately $226 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of March 31, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive income. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of March 31, 2012, the combined fair value of these two hedges was $1 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the hedge as of March 31, 2012 was €51 million (approximately $67 million) and the derivative transactions do not qualify for hedge accounting. As of March 31, 2012, the fair value of this hedge was €3 million (approximately $4 million) and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2012, we recorded interest expense of less than €1 million (less than $1 million) due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the swap as of March 31, 2012 was $38 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2012, the fair value of the swap was $6 million and was recorded as other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2012, we recorded a reduction of interest expense of less than $1 million due to changes in the fair value of the swap.

        In conjunction with the issuance of 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2012, the fair value of this swap was $17 million and was recorded in noncurrent assets in our condensed consolidated balance sheets (unaudited).

        As of and for the three months ended March 31, 2012, the changes in fair value of the realized gains (losses) recorded in the condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2012, we have designated €255 million (approximately $339 million) of euro-denominated debt and cross-currency interest rate swap as a hedge of our net investments. For the three months ended March 31, 2012, the amount of loss recognized on the hedge of our net investments was $13 million and was recorded as a loss in other comprehensive income. As of March 31, 2012, we had €1,223 million (approximately $1,628 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On April 11, 2012, we reached agreement to resolve the two cases filed against us in Canada on behalf of purported classes of Canadian direct and indirect purchasers of MDI, TDI and polyether polyols. These cases were filed against us on May 5 and 17, 2006, in the Superior Court of Justice, Ontario, Canada and Superior Court, Province of Quebec, District of Quebec and allege that we conspired to fix the prices of polyether polyols products. This settlement is in an amount immaterial to our condensed consolidated financial statements (unaudited) and is subject to court approval. For more information concerning antitrust matters, see "Note 13. Commitments and Contingencies—Legal Matters—Antitrust Matters" to our condensed consolidated financial statements (unaudited).

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2012. No shares were repurchased under our publicly announced stock repurchase program during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2012 - January 31, 2012	—	$—	—	$49,863,881
February 1, 2012 - February 29, 2012	149,257	$13.47	—	49,863,881
March 1, 2012 - March 31, 2012	289,915	$13.88	—	49,863,881

Total	439,172	$13.74	—

(1)
Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. No shares were repurchased under our publicly announced stock repurchase program during the three months ended March 31, 2012. For more information, see "Note 11. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements (unaudited).

ITEM 6.    EXHIBITS

10.1		Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

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

Dated: May 1, 2012	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1		Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

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