Form 10-Q
period 2012-06-30
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2012-08-01
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         On July 23, 2012, 243,458,610 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share and Per Share Amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents(a)	$452	$554
Restricted cash(a)	9	8
Accounts and notes receivable (net of allowance for doubtful accounts of $44 and $46, respectively), ($649 and $659 pledged as collateral, respectively)(a)	1,677	1,529
Accounts receivable from affiliates	40	5
Inventories(a)	1,645	1,539
Prepaid expenses	37	46
Deferred income taxes	40	20
Other current assets(a)	209	245

Total current assets	4,109	3,946
Property, plant and equipment, net(a)	3,536	3,622
Investment in unconsolidated affiliates	223	202
Intangible assets, net(a)	78	91
Goodwill	106	114
Deferred income taxes	189	195
Notes receivable from affiliates	2	5
Other noncurrent assets(a)	486	482

Total assets	$8,729	$8,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$976	$862
Accounts payable to affiliates	33	50
Accrued liabilities(a)	669	695
Deferred income taxes	27	7
Current portion of debt(a)	143	212

Total current liabilities	1,848	1,826
Long-term debt(a)	3,601	3,730
Notes payable to affiliates	4	4
Deferred income taxes	341	309
Other noncurrent liabilities(a)	929	1,012

Total liabilities	6,723	6,881
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 243,468,351 and 241,836,001 issued and 237,890,371 and 235,746,087 outstanding in 2012 and 2011, respectively	2	2
Additional paid-in capital	3,257	3,228
Treasury stock, 4,043,526 shares at 2012 and 2011	(50)	(50)
Unearned stock-based compensation	(17)	(12)
Accumulated deficit	(715)	(947)
Accumulated other comprehensive loss	(589)	(559)

Total Huntsman Corporation stockholders' equity	1,888	1,662
Noncontrolling interests in subsidiaries	118	114

Total equity	2,006	1,776

Total liabilities and equity	$8,729	$8,657

(a)
At June 30, 2012 and December 31, 2011, respectively, $34 and $44 of cash and cash equivalents, $9 and $2 of restricted cash, $36 and $29 of accounts and notes receivable (net), $50 and $47 of inventories, $1 each of other current assets, $383 and $403 of property, plant and equipment (net), $20 and $23 of intangible assets (net), $22 and $21 of other noncurrent assets, $54 and $55 of accounts payable, $22 and $21 of accrued liabilities, $23 and $16 of current portion of debt, $248 and $264 of long-term debt, and $74 and $111 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Trade sales, services and fees, net	$2,862	$2,896	$5,715	$5,522
Related party sales	52	38	112	91

Total revenues	2,914	2,934	5,827	5,613
Cost of goods sold	2,387	2,433	4,750	4,652

Gross profit	527	501	1,077	961
Operating expenses:
Selling, general and administrative	232	256	453	474
Research and development	38	42	77	81
Other operating expense (income)	2	(26)	7	8
Restructuring, impairment and plant closing costs	5	9	5	16

Total expenses	277	281	542	579

Operating income	250	220	535	382
Interest expense, net	(57)	(65)	(116)	(124)
Equity in income of investment in unconsolidated affiliates	1	2	3	4
Loss on early extinguishment of debt	—	—	(1)	(3)
Other income	1	1	1	1

Income from continuing operations before income taxes	195	158	422	260
Income tax expense	(65)	(34)	(125)	(56)

Income from continuing operations	130	124	297	204
Loss from discontinued operations, net of tax	(2)	(1)	(6)	(15)

Income before extraordinary gain	128	123	291	189
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	—	2

Net income	128	124	291	191
Net income attributable to noncontrolling interests	(4)	(10)	(4)	(15)

Net income attributable to Huntsman Corporation	$124	$114	$287	$176

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.53	$0.48	$1.24	$0.79
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.03)	(0.06)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	—	0.01

Net income attributable to Huntsman Corporation common stockholders	$0.52	$0.48	$1.21	$0.74

Weighted average shares	237.8	239.4	237.2	238.5

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.52	$0.47	$1.22	$0.78
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.03)	(0.07)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	—	0.01

Net income attributable to Huntsman Corporation common stockholders	$0.52	$0.47	$1.19	$0.72

Weighted average shares	240.5	243.7	240.2	243.2

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$126	$114	$293	$189
Loss from discontinued operations, net of tax	(2)	(1)	(6)	(15)
Extraordinary gain on the acquisition of a business, net of tax	—	1	—	2

Net income	$124	$114	$287	$176

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$128	$124	$291	$191
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(142)	56	(69)	147
Pension and other postretirement benefits adjustments	22	4	41	8
Other, net	(3)	—	(2)	1

Other comprehensive (loss) income	(123)	60	(30)	156

Comprehensive income	5	184	261	347
Comprehensive income attributable to noncontrolling interests	(2)	(10)	(4)	(16)

Comprehensive income attributable to Huntsman Corporation	$3	$174	$257	$331

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2012	2011
Operating Activities:
Net income	$291	$191
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the consolidation of a variable interest entity	—	(12)
Equity in income of investment in unconsolidated affiliates	(3)	(4)
Depreciation and amortization	216	214
Loss (gain) on disposal of businesses/assets, net	1	(2)
Loss on early extinguishment of debt	1	3
Noncash interest expense	14	19
Deferred income taxes	31	(18)
Noncash loss on foreign currency transactions	4	—
Stock-based compensation	15	16
Other, net	7	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(183)	(325)
Inventories	(139)	(270)
Prepaid expenses	9	10
Other current assets	32	(121)
Other noncurrent assets	(7)	37
Accounts payable	100	200
Accrued liabilities	4	119
Other noncurrent liabilities	(45)	(58)

Net cash provided by operating activities	348	1

Investing Activities:
Capital expenditures	(163)	(124)
Proceeds from settlements treated as reimbursement of capital expenditures	—	3
Cash assumed in connection with the initial consolidation of a variable interest entity	—	28
Cash paid for acquisition of a business	(2)	(23)
Proceeds from sale of business/assets	—	3
Investment in unconsolidated affiliates	(60)	(10)
Cash received from unconsolidated affiliates	40	13
Increase in restricted cash	(2)	—
Other, net	2	(1)

Net cash used in investing activities	(185)	(111)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2012	2011
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(15)	$4
Net borrowings on overdraft facilities	4	11
Repayments of short-term debt	(21)	(100)
Borrowings on short-term debt	—	76
Repayments of long-term debt	(152)	(170)
Proceeds from issuance of long-term debt	1	71
Repayments of notes payable	(24)	(15)
Borrowings on notes payable	1	1
Debt issuance costs paid	(4)	(7)
Call premiums related to early extinguishment of debt	(2)	(3)
Dividends paid to common stockholders	(48)	(48)
Repurchase and cancellation of stock awards	(7)	(8)
Proceeds from issuance of common stock	1	3
Excess tax benefit related to stock-based compensation	4	10
Other, net	(2)	(3)

Net cash used in financing activities	(264)	(178)

Effect of exchange rate changes on cash	(1)	5

Decrease in cash and cash equivalents	(102)	(283)
Cash and cash equivalents at beginning of period	554	966

Cash and cash equivalents at end of period	$452	$683

Supplemental cash flow information:
Cash paid for interest	$106	$108
Cash paid for income taxes	70	35

        During the six months ended June 30, 2012 and 2011, the amount of capital expenditures in accounts payable decreased by $8 million each.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2012	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$114	$1,776
Net income	—	—	—	—	—	287	—	4	291
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	2,141,910	—	10	—	—	—	—	—	10
Recognition of stock-based compensation	—	—	4	—	7	—	—	—	11
Repurchase and cancellation of stock awards	(533,266)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	535,640	—	1	—	—	—	—	—	1
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Dividends paid on common stock	—	—	—	—	—	(48)	—	—	(48)
Acquisition of a business	—	—	(2)	—	—	—	—	—	(2)

Balance, June 30, 2012	237,890,371	$2	$3,257	$(50)	$(17)	$(715)	$(589)	$118	$2,006

Balance, January 1, 2011	236,799,455	$2	$3,186	$—	$(11)	$(1,090)	$(297)	$60	$1,850
Net income	—	—	—	—	—	176	—	15	191
Other comprehensive income	—	—	—	—	—	—	155	1	156
Consolidation of a variable interest entity	—	—	—	—	—	—	—	61	61
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—	—
Vesting of stock awards	2,211,143	—	13	—	—	—	—	—	13
Recognition of stock-based compensation	—	—	2	—	6	—	—	—	8
Repurchase and cancellation of stock awards	(503,913)	—	—	—	—	(8)	—	—	(8)
Stock options exercised	1,225,436	—	3	—	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	10	—	—	—	—	—	10
Dividends paid on common stock	—	—	—	—	—	(48)	—	—	(48)

Balance, June 30, 2011	239,732,121	$2	$3,225	$—	$(16)	$(970)	$(142)	$137	$2,236

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents(a)	$201	$231
Restricted cash(a)	9	8
Accounts and notes receivable (net of allowance for doubtful accounts of $44 and $46, respectively), ($649 and $659 pledged as collateral, respectively)(a)	1,677	1,529
Accounts receivable from affiliates	205	148
Inventories(a)	1,645	1,539
Prepaid expenses	35	46
Deferred income taxes	40	40
Other current assets(a)	209	220

Total current assets	4,021	3,761
Property, plant and equipment, net(a)	3,436	3,510
Investment in unconsolidated affiliates	223	202
Intangible assets, net(a)	80	93
Goodwill	106	114
Deferred income taxes	189	163
Notes receivable from affiliates	2	5
Other noncurrent assets(a)	486	482

Total assets	$8,543	$8,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$976	$862
Accounts payable to affiliates	40	64
Accrued liabilities(a)	641	694
Deferred income taxes	29	29
Note payable to affiliate	100	100
Current portion of debt(a)	143	212

Total current liabilities	1,929	1,961
Long-term debt(a)	3,601	3,730
Notes payable to affiliates	523	439
Deferred income taxes	235	106
Other noncurrent liabilities(a)	926	1,003

Total liabilities	7,214	7,239
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,097	3,081
Accumulated deficit	(1,248)	(1,493)
Accumulated other comprehensive loss	(638)	(611)

Total Huntsman International LLC members' equity	1,211	977
Noncontrolling interests in subsidiaries	118	114

Total equity	1,329	1,091

Total liabilities and equity	$8,543	$8,330

(a)
At June 30, 2012 and December 31, 2011, respectively, $34 and $44 of cash and cash equivalents, $9 and $2 of restricted cash, $36 and $29 of accounts and notes receivable (net), $50 and $47 of inventories, $1 each of other current assets, $383 and $403 of property, plant and equipment (net), $20 and $23 of intangible assets (net), $22 and $21 of other noncurrent assets, $54 and $55 of accounts payable, $22 and $21 of accrued liabilities, $23 and $16 of current portion of debt, $248 and $264 of long-term debt, and $74 and $111 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Trade sales, services and fees, net	$2,862	$2,896	$5,715	$5,522
Related party sales	52	38	112	91

Total revenues	2,914	2,934	5,827	5,613
Cost of goods sold	2,382	2,429	4,741	4,643

Gross profit	532	505	1,086	970
Operating expenses:
Selling, general and administrative	230	255	449	472
Research and development	38	42	77	81
Other operating expense (income)	2	(26)	7	8
Restructuring, impairment and plant closing costs	5	9	5	16

Total expenses	275	280	538	577

Operating income	257	225	548	393
Interest expense, net	(61)	(67)	(122)	(131)
Equity in income of investment in unconsolidated affiliates	1	2	3	4
Loss on early extinguishment of debt	—	—	(1)	(3)
Other income	1	1	1	1

Income from continuing operations before income taxes	198	161	429	264
Income tax expense	(65)	(34)	(126)	(56)

Income from continuing operations	133	127	303	208
Loss from discontinued operations, net of tax	(2)	(1)	(6)	(15)

Income before extraordinary gain	131	126	297	193
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	—	2

Net income	131	127	297	195
Net income attributable to noncontrolling interests	(4)	(10)	(4)	(15)

Net income attributable to Huntsman International LLC	$127	$117	$293	$180

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$131	$127	$297	$195
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(142)	55	(69)	148
Pension and other postretirement benefits adjustments	22	6	43	11
Other, net	(2)	—	(1)	—

Other comprehensive (loss) income	(122)	61	(27)	159

Comprehensive income	9	188	270	354
Comprehensive income attributable to noncontrolling interests	(2)	(10)	(4)	(16)

Comprehensive income attributable to Huntsman International LLC	$7	$178	$266	$338

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2012	2011
Operating Activities:
Net income	$297	$195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on the consolidation of a variable interest entity	—	(12)
Equity in income of investment in unconsolidated affiliates	(3)	(4)
Depreciation and amortization	204	203
Loss (gain) on disposal of businesses/assets, net	1	(2)
Loss on early extinguishment of debt	1	3
Noncash interest expense	20	25
Deferred income taxes	96	(19)
Noncash loss on foreign currency transactions	4	—
Noncash compensation	14	15
Other, net	6	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(183)	(325)
Inventories	(139)	(270)
Prepaid expenses	10	12
Other current assets	7	(121)
Other noncurrent assets	(7)	37
Accounts payable	94	194
Accrued liabilities	(22)	119
Other noncurrent liabilities	(43)	(55)

Net cash provided by (used in) operating activities	357	(3)

Investing Activities:
Capital expenditures	(163)	(124)
Proceeds from settlements treated as reimbursement of capital expenditures	—	3
Cash assumed in connection with the initial consolidation of a variable interest entity	—	28
Cash paid for acquisition of a business	(2)	(23)
Proceeds from sale of business/assets	—	3
(Increase) decrease in receivable from affiliate	(29)	8
Investment in unconsolidated affiliates	(60)	(10)
Cash received from unconsolidated affiliates	40	13
Increase in restricted cash	(2)	—
Other, net	2	(1)

Net cash used in investing activities	(214)	(103)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2012	2011
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(15)	$4
Net borrowings on overdraft facilities	4	11
Repayments of short-term debt	(21)	(100)
Borrowings on short-term debt	—	76
Repayments of long-term debt	(152)	(170)
Proceeds from issuance of long-term debt	1	71
Proceeds from notes payable to affiliate	84	—
Repayments of notes payable	(24)	(15)
Borrowings on notes payable	1	1
Debt issuance costs paid	(4)	(7)
Call premiums related to early extinguishment of debt	(2)	(3)
Dividends paid to parent	(48)	(32)
Excess tax benefit related to stock-based compensation	4	10

Net cash used in financing activities	(172)	(154)

Effect of exchange rate changes on cash	(1)	5

Decrease in cash and cash equivalents	(30)	(255)
Cash and cash equivalents at beginning of period	231	561

Cash and cash equivalents at end of period	$201	$306

Supplemental cash flow information:
Cash paid for interest	$106	$108
Cash paid for income taxes	58	35

        During the six months ended June 30, 2012 and 2011, the amount of capital expenditures in accounts payable decreased by $8 million each. During the six months ended June 30, 2012 and 2011, Huntsman Corporation contributed $14 million and $15 million related to stock-based compensation, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2012	2,728	$3,081	$(1,493)	$(611)	$114	$1,091
Net income	—	—	293	—	4	297
Other comprehensive loss	—	—	—	(27)	—	(27)
Contribution from parent	—	14	—	—	—	14
Dividends paid to parent	—	—	(48)	—	—	(48)
Acquisition of a business	—	(2)	—	—	—	(2)
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, June 30, 2012	2,728	$3,097	$(1,248)	$(638)	$118	$1,329

Balance, January 1, 2011	2,728	$3,049	$(1,667)	$(354)	$60	$1,088
Net income	—	—	180	—	15	195
Other comprehensive income	—	—	—	158	1	159
Consolidation of a variable interest entity	—	—	—	—	61	61
Contribution from parent	—	15	—	—	—	15
Dividends paid to parent	—	—	(32)	—	—	(32)
Excess tax benefit related to stock-based compensation	—	10	—	—	—	10

Balance, June 30, 2011	2,728	$3,074	$(1,519)	$(196)	$137	$1,496

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

3. BUSINESS COMBINATIONS

EMA ACQUISITION

        On December 30, 2011, we completed the acquisition of EMA Kimya Sistemleri Sanayi ve Ticaret A.S. (the "EMA Acquisition"), an MDI-based polyurethanes systems house in Istanbul, Turkey for approximately $11 million, net of cash acquired and including the repayment of assumed debt. We have accounted for the EMA Acquisition using the acquisition method and transaction costs charged to expense associated with this acquisition were not significant. For purposes of a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, we have assigned the excess of the acquisition cost over historical carrying values of $7 million to property, plant and equipment. At December 31, 2011, the excess of the acquisition cost over historical carrying values had been assigned as goodwill. This preliminary purchase price allocation is likely to change once we complete the analysis of the fair value of tangible and intangible assets acquired and liabilities assumed. Net sales for the three and six months ended June 30, 2011 related to the business acquired were approximately

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

$7 million and $12 million, respectively. Net losses for the three and six months ended June 30, 2011 related to the business acquired were approximately $1 million and $2 million, respectively.

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

        If this acquisition were to have occurred on January 1, 2011, the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

Pro Forma Six months ended June 30, 2011
Revenues	$5,627
Net income attributable to Huntsman Corporation	177

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

Huntsman International

Pro Forma Six months ended June 30, 2011
Revenues	$5,627
Net income attributable to Huntsman International	181

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30, 2012	December 31, 2011
Raw materials and supplies	$441	$374
Work in progress	98	92
Finished goods	1,183	1,162

Total	1,722	1,628
LIFO reserves	(77)	(89)

Net	$1,645	$1,539

        For June 30, 2012 and December 31, 2011, approximately 11% and 12%, respectively, of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net nonmonetary open exchange positions are valued at cost. The amounts included in inventory under nonmonetary open exchange agreements receivable by us as of June 30, 2012 and December 31, 2011 were $8 million and $3 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amount payable under these open exchange agreements as of both June 30, 2012 and December 31, 2011 was nil.

5. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify variable interest entities ("VIEs") for which we are the primary beneficiary. We hold a variable interest in the following four joint ventures for which we are the primary beneficiary:

  •
  Rubicon LLC manufactures products for our Polyurethanes and Performance Products segments. The joint venture is structured such that the total equity investment at risk is not sufficient to permit it to finance its activities without additional financial support. Under the Rubicon LLC

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

    operating agreement, we are entitled to a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

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

  •
  Sasol-Huntsman GmbH and Co. KG ("Sasol-Huntsman") is our joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. Prior to April 1, 2011, we accounted for Sasol-Huntsman using the equity method. In April 2011, an expansion at this facility began production, which triggered the reconsideration of this joint venture as a VIE. The joint venture uses our technology and expertise, and we bear a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we bear the default risk. As a result, we concluded that we were the primary beneficiary and began consolidating Sasol-Huntsman beginning April 1, 2011.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

	June 30, 2012	December 31, 2011
Current assets	$148	$140
Property, plant and equipment, net	383	403
Other noncurrent assets	58	61
Deferred income taxes	45	45
Intangible assets	20	23
Goodwill	15	15

Total assets	$669	$687

Current liabilities	$162	$145
Long-term debt	252	269
Deferred income taxes	9	9
Other noncurrent liabilities	74	110

Total liabilities	$497	$533

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

        Goodwill of $17 million was recognized upon consolidation of Sasol-Huntsman, of which approximately $12 million is deductible for income tax purposes. The total amount of goodwill decreased approximately $2 million from the date of consolidation to December 31, 2011 due to a change in the foreign currency exchange rate. The net change due to changes in the foreign currency exchange rate to the total amount of goodwill from December 31, 2011 to June 30, 2012 was nil. All other intangible assets are being amortized over an average useful life of 18 years.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        If this consolidation had occurred on January 1, 2011, the approximate pro forma revenues attributable to both our Company and Huntsman International would have been $5,643 million for the six months ended June 30, 2011. There would have been no impact to the combined earnings attributable to us or Huntsman International excluding a one-time noncash gain of approximately $12 million recognized upon consolidation included in other operating expense in the condensed consolidated statements of operations (unaudited). Upon consolidation we also recognized a one-time noncash income tax expense of approximately $2 million. The fair value of the noncontrolling interest was estimated to be $61 million at April 1, 2011. The noncontrolling interest was valued at 50% of the fair value of the net assets as of April 1, 2011, as dictated by the ownership interest percentages, adjusted for certain tax consequences only applicable to one parent.

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of June 30, 2012 and December 31, 2011, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2012	$73	$—	$11	$8	$92
2012 charges for 2007 and prior initiatives	2	—	—	—	2
2012 charges for 2009 initiatives	1	—	—	3	4
2012 charges for 2010 initiatives	1	—	—	—	1
2012 charges for 2011 initiatives	2	—	—	2	4
2012 charges for 2012 initiatives	5	—	—	1	6
Reversal of reserves no longer required	(12)	—	—	(1)	(13)
2012 payments for 2007 and prior initiatives	(1)	—	(1)	(1)	(3)
2012 payments for 2009 initiatives	(1)	—	—	(2)	(3)
2012 payments for 2010 initiatives	(3)	—	—	—	(3)
2012 payments for 2011 initiatives	(13)	—	—	(3)	(16)
2012 payments for 2012 initiatives	(2)	—	—	—	(2)
Net activity of discontinued operations	—	—	—	1	1
Foreign currency effect on liability balance	(1)	—	—	—	(1)

Accrued liabilities as of June 30, 2012	$51	$—	$10	$8	$69

(1)
The total workforce reduction reserves of $51 million relate to the termination of 565 positions, of which 516 positions had not been terminated as of June 30, 2012.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30, 2012	December 31, 2011
2007 initiatives and prior	$1	$2
2009 initiatives	9	11
2010 initiatives	10	16
2011 initiatives	45	63
2012 initiatives	4	—

Total	$69	$92

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2012	$—	$1	$12	$69	$3	$6	$1	$92
2012 charges for 2007 and prior initiatives	—	—	—	2	—	—	—	2
2012 charges for 2009 initiatives	—	—	1	—	3	—	—	4
2012 charges for 2010 initiatives	—	—	—	—	—	—	1	1
2012 charges for 2011 initiatives	—	—	1	3	—	—	—	4
2012 charges for 2012 initiatives	5	—	1	—	—	—	—	6
Reversal of reserves no longer required	—	—	—	(13)	—	—	—	(13)
2012 payments for 2007 and prior initiatives	—	—	—	(2)	(1)	—	—	(3)
2012 payments for 2009 initiatives	—	—	—	—	(3)	—	—	(3)
2012 payments for 2010 initiatives	—	(1)	—	(1)	—	—	(1)	(3)
2012 payments for 2011 initiatives	—	—	(11)	(5)	—	—	—	(16)
2012 payments for 2012 initiatives	(2)	—	—	—	—	—	—	(2)
Net activity of discontinued operations	—	—	—	—	—	1	—	1
Foreign currency effect on liability balance	—	—	(1)	—	—	—	—	(1)

Accrued liabilities as of June 30, 2012	$3	$—	$3	$53	$2	$7	$1	$69

Current portion of restructuring reserves	$3	$—	$2	$28	$2	$7	$1	$43
Long-term portion of restructuring reserve	—	—	1	25	—	—	—	26
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	35	—	—	12	—	—	—	47
Estimated additional charges beyond one year	—	—	—	7	—	—	—	7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the three and six months ended June 30, 2012 and 2011 by initiative are provided below (dollars in millions):

	Three months ended June 30, 2012	Six months ended June 30, 2012
Cash charges:
2012 charges for 2007 and prior initiatives	$—	$2
2012 charges for 2009 initiatives	3	4
2012 charges for 2010 initiatives	1	1
2012 charges for 2011 initiatives	1	4
2012 charges for 2012 initiatives	1	6
Reversal of reserves no longer required	(1)	(13)
Non-cash charges	—	1

Total 2012 restructuring, impairment and plant closing costs	$5	$5

	Three months ended June 30, 2011	Six months ended June 30, 2011
Cash charges:
2011 charges for 2006 and prior initiatives	$—	$2
2011 charges for 2009 initiatives	2	3
2011 charges for 2010 initiatives	2	3
2011 charges for 2011 initiatives	6	11
Reversal of reserves no longer required	(1)	(3)

Total 2011 restructuring, impairment and plant closing costs	$9	$16

2012 RESTRUCTURING ACTIVITIES

        During the six months ended June 30, 2012, our Polyurethanes segment recorded charges of $5 million primarily related to fixed cost reduction programs.

        During the six months ended June 30, 2012, our Advanced Materials segment recorded charges of $3 million primarily related to the reorganization of our global business structure and the relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the six months ended June 30, 2012, we recorded restructuring charges of $3 million and a $1 million noncash charge for asset impairments. We expect to incur additional restructuring and plant closing charges, excluding site exit

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

costs, of approximately $19 million through December 31, 2014. In addition, during the six months ended June 30, 2012, our Textile Effects segment recorded charges of $2 million primarily related to the closure of our St. Fons, France facility and a global transfer pricing initiative. Also during the six months ended June 30, 2012, we reversed $13 million of reserves that were primarily related to workforce reductions that were no longer required at our production facility in Langweid, Germany, the consolidation of manufacturing activities and processes at our site in Basel, Switzerland and closure of our production facilities in Basel, Switzerland.

        During the six months ended June 30, 2012, our Pigments segment recorded charges of $3 million related to the closure of our Grimsby, U.K. plant.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	June 30, 2012	December 31, 2011
Senior Credit Facilities:
Term loans	$1,686	$1,696
Amounts outstanding under A/R programs	232	237
Senior notes	483	472
Senior subordinated notes	893	976
HPS (China) debt	128	167
Variable interest entities	271	281
Other	51	113

Total debt—excluding debt to affiliates	$3,744	$3,942

Total current portion of debt	$143	$212
Long-term portion	3,601	3,730

Total debt—excluding debt to affiliates	$3,744	$3,942

Total debt—excluding debt to affiliates	$3,744	$3,942
Notes payable to affiliates-noncurrent	4	4

Total debt	$3,748	$3,946

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	June 30, 2012	December 31, 2011
Senior Credit Facilities:
Term loans	$1,686	$1,696
Amounts outstanding under A/R programs	232	237
Senior notes	483	472
Senior subordinated notes	893	976
HPS (China) debt	128	167
Variable interest entities	271	281
Other	51	113

Total debt—excluding debt to affiliates	$3,744	$3,942

Total current portion of debt	$143	$212
Long-term portion	3,601	3,730

Total debt—excluding debt to affiliates	$3,744	$3,942

Total debt—excluding debt to affiliates	$3,744	$3,942
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	523	439

Total debt	$4,367	$4,481

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums.

        Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Senior Credit Facilities

        As of June 30, 2012, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our term loan B facility ("Term Loan B"), our extended term loan B facility ("Extended Term Loan B"), our extended term loan B facility—Series 2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

("Extended Term Loan B—Series 2") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Term Loan B	NA	$304		$304		USD LIBOR plus 1.50%	2014
Extended Term Loan B	NA	$643		$643		USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B—Series 2	NA	$346		$346		USD LIBOR plus 3.00%	2017	(3)
Term Loan C	NA	$423		$393		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of June 30, 2012, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

        Our obligations under the Senior Credit Facilities are guaranteed by our guarantor subsidiaries ("Guarantors"), which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between certain of our subsidiaries.

        During the three months ended June 30, 2012, we paid the annual scheduled repayment of $3 million on our Term Loan B, $7 million on our Extended Term Loan B, and $4 million on our Term Loan C.

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

  •
  extended the stated maturity date of $346 million aggregate principal amount of Term Loan B from April 19, 2014 to April 19, 2017 (now referred to as Extended Term Loan B—Series 2);

  •
  increased the interest rate margin with respect to Extended Term Loan B—Series 2 to LIBOR plus 3.00% (the interest rate margin is subject to a leverage-based step-down, which was achieved based on June 30, 2012 results);

  •
  set the amortization on the Extended Term Loan B—Series 2 at 1% of the principal amount, payable annually commencing on March 31, 2013; and

  •
  made certain other amendments to the Senior Credit Facilities.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the six months ended June 30, 2012 and 2011, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3

Other Debt

        During the six months ended June 30, 2012, HPS repaid $2 million and RMB 120 million (approximately $19 million) on term loans and working capital loans under its secured facilities. As of June 30, 2012, HPS had $10 million and RMB 354 million (approximately $56 million) outstanding under their secured facilities. In connection with these payments, the lenders agreed to release our Company as a guarantor.

        During the six months ended June 30, 2012, HPS repaid RMB 109 million (approximately $17 million) under its loan facility for working capital loans and discounting of commercial drafts. As of June 30, 2012, HPS had RMB 390 million (approximately $62 million) outstanding, which is classified as current portion of debt on the accompanying condensed consolidated balance sheets (unaudited).

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2012, we have a loan of $619 million to our subsidiary, Huntsman International (the "Intercompany Note"). During the six months ended June 30, 2012, Huntsman International borrowed $84 million from us under the Intercompany Note. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of both June 30, 2012 and December 31, 2011 on the condensed consolidated balance sheets (unaudited). As of June 30, 2012, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. accounts receivable securitization program ("U.S. A/R Program"), less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our U.S. A/R Program and our European accounts receivable securitization program (the "EU A/R Program" and collectively with the U.S. A/R Program the "A/R Programs") and our notes.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multi-currency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2012, we had approximately $238 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive (loss) income. We will pay a fixed 2.6% on the hedge and receive the one-month

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

LIBOR rate. As of June 30, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive (loss) income. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive (loss) income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of June 30, 2012, the combined fair value of these two hedges was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of June 30, 2012 was €45 million (approximately $56 million) and the derivative transactions do not qualify for hedge accounting. As of June 30, 2012, the fair value of this hedge was €2 million (approximately $3 million) and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For the three months and six months ended June 30, 2012, we recorded interest income of less than €1 million (less than $1 million) due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of June 30, 2012 was $38 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2012, the fair value of the swap was $6 million and was recorded as other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For both the three and six months ended June 30, 2012, we recorded a reduction of interest expense of less than $1 million due to changes in the fair value of the swap.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        In conjunction with the issuance of the 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). These swaps are designated as a hedge of net investment for financial reporting purposes. As of June 30, 2012, the fair value of these swaps was $35 million and was recorded in noncurrent assets in our condensed consolidated balance sheets (unaudited).

        As of and for the three and six months ended June 30, 2012, the changes in fair value of the realized gains (losses) recorded in the condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2012, we have designated €255 million (approximately $318 million) of euro-denominated debt and cross-currency interest rate swaps as a hedge of our net investments. For the three and six months ended June 30, 2012, the amount of gain recognized on the hedge of our net investments was $18 and $5 million, respectively and was recorded as a gain in other comprehensive (loss) income. As of June 30, 2012, we had €1,260 million (approximately $1,572 million) in net euro assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$13	$13	$12	$12
Cross-currency interest rate contracts	35	35	27	27
Interest rate contracts	(18)	(18)	(17)	(17)
Long-term debt (including current portion)	(3,744)	(3,960)	(3,942)	(4,061)

        The carrying amounts reported in our condensed consolidated balance sheets (unaudited) of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	June 30, 2012	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$13	$13	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	35	—	35	—

Total assets	$48	$13	$35	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(18)	$—	$(18)	$—

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

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the six months ended June 30, 2012 and the year ended December 31, 2011.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following table shows a reconciliation of beginning and ending balances for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Three months ended June 30, 2012	Six months ended June 30, 2012
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$—	$27
Transfers into Level 3	—	—
Transfer out of Level 3(1)	—	(27)
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive (loss) income	—	—
Purchases, sales, issuances and settlements	—	—

Ending balance, June 30, 2012	$—	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2012	$—	$—

	Three months ended June 30, 2011	Six months ended June 30, 2011
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$4	$19
Transfers into or out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive (loss) income	(9)	(24)
Purchases, sales, issuances and settlements	—	—

Ending balance, June 30, 2011	$(5)	$(5)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2011	$—	$—

(1)
We are party to cross-currency interest rate contracts that are measured at fair value in the financial statements. These instruments have historically been categorized by us as Level 3 within the fair value hierarchy due to an unobservable input associated with the credit valuation adjustment, which we deemed to be a significant input to the overall measurement of fair value at inception. During the six months ended June 30, 2012, this credit valuation adjustment has ceased

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

  to be a significant input to the entire fair value measurement of these instruments. The remaining inputs which are significant to the fair value measurement of these instruments represent observable market inputs that are inputs other than quoted prices (Level 2 inputs).

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

          Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive (loss) income as follows (dollars in millions):

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Interest expense	Other comprehensive (loss) income	Interest expense	Other comprehensive (loss) income
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized gains relating to assets still held at June 30, 2012	—	—	—	—

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Interest expense	Other comprehensive (loss) income	Interest expense	Other comprehensive (loss) income
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized losses relating to assets still held at June 30, 2011	—	(9)	—	(24)

          We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and six months ended June 30, 2012 and 2011, we had no impairments related to these assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Service cost	$15	$17	$1	$1
Interest cost	36	39	1	2
Expected return on assets	(45)	(48)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Amortization of actuarial loss	11	7	1	—

Net periodic benefit cost	$15	$13	$3	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$31	$33	$2	$2
Interest cost	73	77	3	4
Expected return on assets	(91)	(94)	—	—
Amortization of prior service cost	(4)	(3)	(1)	(1)
Amortization of actuarial loss	22	14	1	—

Net periodic benefit cost	$31	$27	$5	$5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Service cost	$15	$17	$1	$1
Interest cost	36	39	1	2
Expected return on assets	(45)	(48)	—	—
Amortization of prior service cost	(2)	(2)	—	—
Amortization of actuarial loss	12	9	1	—

Net periodic benefit cost	$16	$15	$3	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$31	$33	$2	$2
Interest cost	73	77	3	4
Expected return on assets	(91)	(94)	—	—
Amortization of prior service cost	(4)	(3)	(1)	(1)
Amortization of actuarial loss	24	17	1	—

Net periodic benefit cost	$33	$30	$5	$5

        During the first quarter of 2012, certain U.K. pension plans were closed to new entrants. For existing participants, benefits will only grow as a result of increases in pay. Defined contribution plans were established to replace these pension plans for future benefit accruals. This change did not have a significant impact on our pension liability.

        During 2012, a certain U.S. pension plan formula was converted from an average pay design to a cash balance plan design. The existing defined contribution plan match was enhanced to offset this reduction in benefits. In connection with this plan change, we reduced our pension liability by approximately $23 million with a corresponding offset to other comprehensive (loss) income during the six months ended June 30, 2012.

        During the six months ended June 30, 2012 and 2011, we made contributions to our pension and other postretirement benefit plans of $84 million and $96 million, respectively. During the remainder of 2012, we expect to contribute an additional amount of $70 million to these plans.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

        Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. Repurchases under this program may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2012, we did not repurchase any shares of our outstanding common stock under the repurchase program. As of June 30, 2012, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases.

COMMON STOCK DIVIDENDS

        On each of June 29, 2012 and March 30, 2012, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of June 15, 2012 and March 15, 2012, respectively. On each of June 30, 2011 and March 31, 2011, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of June 15, 2011 and March 15, 2011, respectively.

12. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive (loss) income
	Accumulated other comprehensive loss		Three months ended		Six months ended
	June 30, 2012	December 31, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Foreign currency translation adjustments, net of tax of $23 and $24 as of June 30, 2012 and December 31, 2011, respectively	$149	$218	$(142)	$56	$(69)	$147
Pension and other postretirement benefit adjustments, net of tax of $112 and $124 as of June 30, 2012 and December 31, 2011, respectively	(759)	(800)	22	4	41	8
Other comprehensive income (loss) of unconsolidated affiliates	7	8	(1)	—	(1)	—
Other, net	2	3	(2)	—	(1)	1

Total	(601)	(571)	(123)	60	(30)	156
Amounts attributable to noncontrolling interests	12	12	2	—	—	(1)

Amounts attributable to Huntsman Corporation	$(589)	$(559)	$(121)	$60	$(30)	$155

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Huntsman International

			Other comprehensive (loss) income
	Accumulated other comprehensive loss		Three months ended		Six months ended
	June 30, 2012	December 31, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Foreign currency translation adjustments, net of tax of $10 and $11 as of June 30, 2012 and December 31, 2011, respectively	$148	$217	$(142)	$55	$(69)	$148
Pension and other postretirement benefit adjustments, net of tax of $143 and $156 as of June 30, 2012 and December 31, 2011, respectively	(802)	(845)	22	6	43	11
Other comprehensive income (loss) of unconsolidated affiliates	7	8	(1)	—	(1)	—
Other, net	(3)	(3)	(1)	—	—	—

Total	(650)	(623)	(122)	61	(27)	159
Amounts attributable to noncontrolling interests	12	12	2	—	—	(1)

Amounts attributable to Huntsman International	$(638)	$(611)	$(120)	$61	$(27)	$158

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

	Six months ended June 30,
	2012	2011
Unresolved at beginning of period	1,080	1,116
Tendered during period	2	9
Resolved during period(1)	—	39
Unresolved at end of period	1,082	1,086

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

        We have never made any payments with respect to these cases. As of June 30, 2012, we had an accrued liability of $10 million relating to these cases and a corresponding receivable of $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2012.

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

	Six months ended June 30,
	2012	2011
Unresolved at beginning of period	36	37
Filed during period	5	8
Resolved during period	3	5
Unresolved at end of period	38	40

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $82,000 and $342,000 during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had an accrual of $225,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2012.

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

        Two similar civil antitrust class action cases were filed May 5 and 17, 2006 in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, on behalf of purported classes of Canadian direct and indirect purchasers of MDI, TDI and polyether polyols. On April 11, 2012, we reached agreement to resolve these cases for an amount immaterial to our condensed consolidated financial statements (unaudited). The Canadian settlement is subject to court approval.

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

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product from that which it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. The customer has indicated that it has been notified of claims of up to an aggregate of €153 million (approximately $191 million) relating to this matter and believes that we may be responsible for all or a portion of these potential claims. We are investigating this matter and based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs to us. We believe the range of possible loss to our Company in this matter to be between €0 and €153 million and have made no accrual with respect to this matter.

Indemnification Matter

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (the "Banks") demanded that we indemnify them for claims brought by certain MatlinPatterson entities that were formerly our shareholders (the "Plaintiffs") in litigation filed June 19, 2012 in the 9th District Court in Montgomery County, Texas. The Banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the Banks and our Company, dated June 22, 2009, wherein the Banks and our Company settled claims that we brought relating to the failed merger with Hexion Specialty Chemicals, Inc. ("Hexion"). Plaintiffs claim that the Banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial losses to their 19 million shares of our

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

common stock as a result of the Banks' misrepresentations. Plaintiffs are asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees, pre-judgment and post-judgment interest. We have denied the Banks' demand and continue to monitor the litigation. At this time, we are unable to estimate the amount or range of possible losses with respect to these claims.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2012 and 2011, our capital expenditures for EHS matters totaled $39 million and $34 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third party claims to have a material impact on our condensed consolidated financial statements (unaudited).

        One of these sites, the North Maybe Canyon Mine site, involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by a predecessor company to us. In 2004, the U.S. Forest Service ("USFS") notified us that we are a CERCLA potentially responsible party ("PRP") for contaminated surface water issues. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study (RI/FS) of a portion of the site and are currently engaged in that process. At this time, we are unable to reasonably estimate our potential losses in this matter.

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

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of June 30, 2012, we had an accrued liability of $30 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up.

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $34 million and $36 million for environmental liabilities as of June 30, 2012 and December 31, 2011, respectively. Of these amounts, $4 million and $7 million were classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of June 30, 2012 and December 31, 2011, respectively, and $30 million and $29 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets (unaudited) as of June 30, 2012 and December 31, 2011, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years.

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

        In May and July 2010, PAPL fully disclosed the environmental noncompliance issues to the local Indian environmental agency, the TNPCB. All environmental compliance and reporting issues have been addressed to the agency's satisfaction other than the use of freshwater for the dilution of wastewater effluent discharges and including the remediation of several off-site solid waste disposal areas. Both remaining issues are being addressed. At TNPCB's direction, we submitted a plan for the remediation of the off-site waste disposal areas, which the TNPCB approved. The impacted off-site soil was excavated and relocated to the site. We received a hazardous waste license from the TNPCB on June 15, 2012 and the removed waste was transported to an authorized disposal facility in June 2012.

        Also in May 2010, we voluntarily contacted the U.S. Securities and Exchange Commission ("SEC") and the U.S. Department of Justice ("DOJ") to advise them of our investigation and that we intend to cooperate fully with each of them. We met with the SEC and the DOJ in October 2010 to discuss this matter and we continue to cooperate with these agencies. Steps have been taken to halt all known illegal or improper activity, including the termination of employment of management employees as appropriate. In May 2012, the SEC and DOJ notified us that they would not recommend any enforcement action be taken against our Company in this matter.

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of June 30, 2012, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of June 30, 2012, we had 8 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Huntsman Corporation compensation costs	$5	$8	$15	$16
Huntsman International compensation costs	5	8	14	15

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements were $4 million each for the six months ended June 30, 2012 and 2011.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Dividend yield	NA	NA	3.0%	3.3%
Expected volatility	NA	NA	65.3%	65.6%
Risk-free interest rate	NA	NA	1.3%	2.8%
Expected life of stock options granted during the period	NA	NA	6.6 years	6.6 years

        During each of the three months ended June 30, 2012 and 2011, no stock options were granted.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the Stock Incentive Plan as of June 30, 2012 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2012	10,345	$13.83
Granted	1,363	13.41
Exercised	(536)	2.99
Forfeited	(63)	17.56

Outstanding at June 30, 2012	11,109	14.28	5.9	$33

Exercisable at June 30, 2012	8,936	14.26	5.1	33

        The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2012 was $6.36 per option. As of June 30, 2012, there was $12 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

        The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $6 million and $19 million, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of June 30, 2012 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2012	2,287		$9.92	1,100	$9.42
Granted	934		13.41	383	13.41
Vested	(1,385	)(1)	7.05	(757)	6.53
Forfeited	(11)		15.30	(54)	15.35

Nonvested at June 30, 2012	1,825		13.86	672	14.49

(1)
As of June 30, 2012, a total of 494,512 restricted stock units were vested, of which 50,335 vested during the six months ended June 30, 2012. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        As of June 30, 2012, there was $24 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The value of share awards that vested during the six months ended June 30, 2012 and 2011 was $21 million and $23 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. During the six months ended June 30, 2012, on a discrete basis, we changed our judgment about certain valuation allowances, primarily related to operations of the Textile Effects business, resulting in a net $1 million expense for changes in valuation allowance related to certain net deferred assets in Guatemala, Indonesia, and China, with no single change to a valuation allowance greater than $2 million. In addition, due to changes in certain intercompany operations, we increased our estimated future taxable income in Luxembourg and released valuation allowances of $7 million and $6 million on certain net deferred assets during the six months ended June 30, 2012 and 2011, respectively.

        During the six months ended June 30, 2012, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $5 million, and during the six months ended June 30, 2011, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $1 million.

        During the six months ended June 30, 2012, we were granted a tax holiday for the period from January 1, 2012 through December 31, 2016 with respect to certain income from Pigments products manufactured in Malaysia. We are required to make certain investments in order to enjoy the benefits of the tax holiday and we intend to make these investments. During the six months ended June 30, 2012, we recorded a discrete benefit of $3 million from de-recognition of a net deferred tax liability that will reverse during the holiday period. The amount of tax benefit to be realized from the tax holiday is directly dependent on the amount of future pre-tax income generated. We expect that the effects of the tax holiday will not be material to our provision for income taxes.

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

$129 million and $61 million for the six months ended June 30, 2012 and 2011, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

        Excluding the tax effects resulting from the net valuation allowance changes, the net unrecognized tax benefit items and the Malaysia tax holiday discussed above, Huntsman International recorded income tax expense of $130 million and $61 million for the six months ended June 30, 2012 and 2011, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

17. DISCONTINUED OPERATIONS

AUSTRALIAN STYRENICS BUSINESS SHUTDOWN

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. The following results of operations of our former Australian styrenics business have been presented as discontinued operations in the condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Revenues	$9	$9	$18	$18
Costs and expenses, net of credits	(12)	(11)	(26)	(41)

Operating loss	(3)	(2)	(8)	(23)
Income tax benefit	1	1	2	8

Loss from discontinued operations, net of tax	$(2)	$(1)	$(6)	$(15)

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

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$126	$114	$293	$189

Net income:
Net income attributable to Huntsman Corporation	$124	$114	$287	$176

Denominator:
Shares
Weighted average shares outstanding	237.8	239.4	237.2	238.5
Dilutive securities:
Stock-based awards	2.7	4.3	3.0	4.7

Total weighted average shares outstanding, including dilutive shares	240.5	243.7	240.2	243.2

        Additional stock-based awards of 8.3 million and 6.2 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2012 and 2011, respectively, and additional stock-based awards of 9.2 million and 6.1 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2012 and 2011, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011 periods because the effect would be anti-dilutive.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Polyurethanes	$1,271	$1,135	$2,491	$2,182
Performance Products	770	896	1,577	1,700
Advanced Materials	346	360	686	710
Textile Effects	195	200	380	390
Pigments	407	424	831	788
Eliminations	(75)	(81)	(138)	(157)

Total	$2,914	$2,934	$5,827	$5,613

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$170	$142	$341	$256
Performance Products	86	113	175	228
Advanced Materials	22	28	53	67
Textile Effects	(10)	(7)	(15)	(18)
Pigments	131	112	277	196
Corporate and other(2)	(44)	(63)	(85)	(144)

Subtotal	355	325	746	585
Discontinued Operations(3)	(3)	(2)	(4)	(23)

Total	352	323	742	562
Interest expense, net	(57)	(65)	(116)	(124)
Income tax expense—continuing operations	(65)	(34)	(125)	(56)
Income tax benefit—discontinued operations	1	1	2	8
Depreciation and amortization	(107)	(111)	(216)	(214)

Net income attributable to Huntsman Corporation	$124	$114	$287	$176

Huntsman International
Segment EBITDA(1)
Polyurethanes	$170	$142	$341	$256
Performance Products	86	113	175	228
Advanced Materials	22	28	53	67
Textile Effects	(10)	(7)	(15)	(18)
Pigments	131	112	277	196
Corporate and other(2)	(43)	(64)	(84)	(144)

Subtotal	356	324	747	585
Discontinued Operations(3)	(3)	(2)	(4)	(23)

Total	353	322	743	562
Interest expense, net	(61)	(67)	(122)	(131)
Income tax expense—continuing operations	(65)	(34)	(126)	(56)
Income tax benefit—discontinued operations	1	1	2	8
Depreciation and amortization	(101)	(105)	(204)	(203)

Net income attributable to Huntsman International	$127	$117	$293	$180

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. OPERATING SEGMENT INFORMATION (Continued)

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, non-operating income and expense, benzene sales and gains and losses on the disposition of corporate assets.

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

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$7	$4	$190	$—	$201
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	26	141	1,510	—	1,677
Accounts receivable from affiliates	1,385	3,678	102	(4,960)	205
Inventories	80	274	1,299	(8)	1,645
Prepaid expenses	5	1	29	—	35
Deferred income taxes	6	—	49	(15)	40
Other current assets	119	4	205	(119)	209

Total current assets	1,628	4,102	3,393	(5,102)	4,021
Property, plant and equipment, net	381	859	2,194	2	3,436
Investment in unconsolidated affiliates	5,675	1,643	149	(7,244)	223
Intangible assets, net	34	2	48	(4)	80
Goodwill	(16)	82	40	—	106
Deferred income taxes	152	—	186	(149)	189
Notes receivable from affiliates	20	903	2	(923)	2
Other noncurrent assets	91	135	259	1	486

Total assets	$7,965	$7,726	$6,271	$(13,419)	$8,543

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57	$216	$703	$—	$976
Accounts payable to affiliates	2,732	1,071	1,197	(4,960)	40
Accrued liabilities	111	226	423	(119)	641
Deferred income taxes	—	39	7	(17)	29
Note payable to affiliate	100	—	—	—	100
Current portion of debt	17	—	126	—	143

Total current liabilities	3,017	1,552	2,456	(5,096)	1,929
Long-term debt	3,045	—	556	—	3,601
Notes payable to affiliates	519	—	927	(923)	523
Deferred income taxes	—	181	102	(48)	235
Other noncurrent liabilities	173	162	591	—	926

Total liabilities	6,754	1,895	4,632	(6,067)	7,214
Equity
Huntsman International LLC members' equity:
Members' equity	3,097	4,742	2,398	(7,140)	3,097
Accumulated deficit	(1,248)	(433)	(274)	707	(1,248)
Accumulated other comprehensive (loss) income	(638)	1,522	(558)	(964)	(638)

Total Huntsman International LLC members' equity	1,211	5,831	1,566	(7,397)	1,211
Noncontrolling interests in subsidiaries	—	—	73	45	118

Total equity	1,211	5,831	1,639	(7,352)	1,329

Total liabilities and equity	$7,965	$7,726	$6,271	$(13,419)	$8,543

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$250	$861	$1,751	$—	$2,862
Related party sales	168	149	291	(556)	52

Total revenues	418	1,010	2,042	(556)	2,914
Cost of goods sold	358	799	1,758	(533)	2,382

Gross profit	60	211	284	(23)	532
Selling, general and administrative	47	25	158	—	230
Research and development	11	9	18	—	38
Other operating (income) expense	(1)	12	(9)	—	2
Restructuring, impairment and plant closing costs	1	1	3	—	5

Operating income	2	164	114	(23)	257
Interest (expense) income, net	(52)	11	(20)	—	(61)
Equity in income of investment in affiliates and subsidiaries	184	70	1	(254)	1
Other (expense) income	(22)	—	1	22	1

Income from continuing operations before income taxes	112	245	96	(255)	198
Income tax benefit (expense)	14	(59)	(20)	—	(65)

Income from continuing operations	126	186	76	(255)	133
Income (loss) from discontinued operations, net of tax	1	1	(4)	—	(2)

Net income	127	187	72	(255)	131
Net income attributable to noncontrolling interests	—	(1)	(4)	1	(4)

Net income attributable to Huntsman International LLC	$127	$186	$68	$(254)	$127

Net income	$127	$187	$72	$(255)	$131
Other comprehensive loss	(120)	(137)	(95)	230	(122)
Comprehensive income attributable to noncontrolling interests	—	(1)	—	(1)	(2)

Comprehensive income (loss) attributable to Huntsman International LLC	$7	$49	$(23)	$(26)	$7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$231	$861	$1,807	$(3)	$2,896
Related party sales	110	149	283	(504)	38

Total revenues	341	1,010	2,090	(507)	2,934
Cost of goods sold	298	816	1,802	(487)	2,429

Gross profit	43	194	288	(20)	505
Selling, general and administrative	45	31	179	—	255
Research and development	13	8	21	—	42
Other operating income	(4)	(11)	(11)	—	(26)
Restructuring, impairment and plant closing costs	—	—	9	—	9

Operating (loss) income	(11)	166	90	(20)	225
Interest (expense) income, net	(54)	11	(24)	—	(67)
Equity in income of investment in affiliates and subsidiaries	162	53	3	(216)	2
Other (expense) income	(16)	—	—	17	1

Income from continuing operations before income taxes	81	230	69	(219)	161
Income tax benefit (expense)	36	(60)	(10)	—	(34)

Income from continuing operations	117	170	59	(219)	127
Loss from discontinued operations, net of tax	—	—	(1)	—	(1)

Income before extraordinary gain	117	170	58	(219)	126
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	1	—	1

Net income	117	170	59	(219)	127
Net income attributable to noncontrolling interests	—	(1)	(4)	(5)	(10)

Net income attributable to Huntsman International LLC	$117	$169	$55	$(224)	$117

Net income	$117	$170	$59	$(219)	$127
Other comprehensive income	60	101	61	(161)	61
Comprehensive income attributable to noncontrolling interests	—	—	(5)	(5)	(10)

Comprehensive income attributable to Huntsman International LLC	$177	$271	$115	$(385)	$178

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$478	$1,816	$3,421	$—	$5,715
Related party sales	349	254	578	(1,069)	112

Total revenues	827	2,070	3,999	(1,069)	5,827
Cost of goods sold	709	1,611	3,464	(1,043)	4,741

Gross profit	118	459	535	(26)	1,086
Selling, general and administrative	99	51	299	—	449
Research and development	22	18	37	—	77
Other operating (income) expense	(3)	7	3	—	7
Restructuring, impairment and plant closing costs	1	1	3	—	5

Operating (loss) income	(1)	382	193	(26)	548
Interest (expense) income, net	(103)	21	(40)	—	(122)
Equity in income of investment in affiliates and subsidiaries	385	122	3	(507)	3
Loss on early extinguishment of debt	(1)	—	—	—	(1)
Other (expense) income	(22)	—	1	22	1

Income from continuing operations before income taxes	258	525	157	(511)	429
Income tax benefit (expense)	33	(134)	(25)	—	(126)

Income from continuing operations	291	391	132	(511)	303
Income (loss) from discontinued operations, net of tax	2	—	(8)	—	(6)

Net income	293	391	124	(511)	297
Net income attributable to noncontrolling interests	—	(1)	(5)	2	(4)

Net income attributable to Huntsman International LLC	$293	$390	$119	$(509)	$293

Net income	$293	$391	$124	$(511)	$297
Other comprehensive (loss) income	(27)	19	(15)	(4)	(27)
Comprehensive income attributable to noncontrolling interests	—	(1)	(2)	(1)	(4)

Comprehensive income attributable to Huntsman International LLC	$266	$409	$107	$(516)	$266

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$435	$1,664	$3,426	$(3)	$5,522
Related party sales	192	283	569	(953)	91

Total revenues	627	1,947	3,995	(956)	5,613
Cost of goods sold	541	1,582	3,456	(936)	4,643

Gross profit	86	365	539	(20)	970
Selling, general and administrative	84	57	331	—	472
Research and development	24	16	41	—	81
Other operating expense (income)	33	(38)	13	—	8
Restructuring, impairment and plant closing costs	—	—	16	—	16

Operating (loss) income	(55)	330	138	(20)	393
Interest (expense) income, net	(110)	21	(42)	—	(131)
Equity in income of investment in affiliates and subsidiaries	281	61	5	(343)	4
Loss on early extinguishment of debt	(3)	—	—	—	(3)
Other (expense) income	(16)	—	—	17	1

Income from continuing operations before income taxes	97	412	101	(346)	264
Income tax benefit (expense)	76	(120)	(12)	—	(56)

Income from continuing operations	173	292	89	(346)	208
Income (loss) from discontinued operations, net of tax	7	—	(22)	—	(15)

Income before extraordinary gain	180	292	67	(346)	193
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2	—	2

Net income	180	292	69	(346)	195
Net income attributable to noncontrolling interests	—	(1)	(8)	(6)	(15)

Net income attributable to Huntsman International LLC	$180	$291	$61	$(352)	$180

Net income	$180	$292	$69	$(346)	$195
Other comprehensive income	158	308	107	(414)	159
Comprehensive income attributable to noncontrolling interests	—	(1)	(9)	(6)	(16)

Comprehensive income attributable to Huntsman International LLC	$338	$599	$167	$(766)	$338

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$161	$81	$118	$(3)	$357

Investing activities:
Capital expenditures	(10)	(33)	(120)	—	(163)
Cash paid for acquisition of a business	—	—	(2)	—	(2)
Increase in receivable from affiliate	(29)	—	—	—	(29)
Investment in affiliate	(38)	(10)	(1)	49	—
Investment in unconsolidated affiliate	—	(60)	—	—	(60)
Cash received from unconsolidated affiliates	—	40	—	—	40
Increase in restricted cash	—	—	(2)	—	(2)
Other, net	—	—	2	—	2

Net cash used in investing activities	(77)	(63)	(123)	49	(214)

Financing activities:
Net repayments under revolving loan facilities	—	—	(15)	—	(15)
Net borrowings on overdraft facilities	—	—	4	—	4
Repayments of short-term debt	—	—	(21)	—	(21)
Repayments of long-term debt	(100)	—	(52)	—	(152)
Proceeds from issuance of long-term debt	—	—	1	—	1
Proceeds from notes payable to affiliate	84	—	—	—	84
Repayments of notes payable	(15)	—	(9)	—	(24)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums related to early extinguishment of debt	(2)	—	—	—	(2)
Contribution from parent	—	10	61	(71)	—
Distribution to parent	—	(23)	—	23	—
Dividends paid to parent	(48)	(1)	(1)	2	(48)
Excess tax benefit related to stock-based compensation	4	—	—	—	4

Net cash used in financing activities	(81)	(14)	(31)	(46)	(172)
Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	3	4	(37)	—	(30)
Cash and cash equivalents at beginning of period	4	—	227	—	231

Cash and cash equivalents at end of period	$7	$4	$190	$—	$201

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$86	$45	$(128)	$(6)	$(3)

Investing activities:
Capital expenditures	(7)	(29)	(88)	—	(124)
Proceeds from settlements treated as reimbursement of capital expenditures	—	—	3	—	3
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	28	—	28
Cash paid for acquisition of a business	—	—	(23)	—	(23)
Proceeds from sale of business/assets	—	—	3	—	3
Decrease in receivable from affiliate	8	—	—	—	8
Investment in affiliate	(106)	(1)	—	107	—
Investment in unconsolidated affiliate	—	(10)	—	—	(10)
Cash received from unconsolidated affiliates	—	13	—	—	13
Other, net	—	—	(6)	5	(1)

Net cash used in investing activities	(105)	(27)	(83)	112	(103)
Financing activities:
Net borrowings under revolving loan facilities	—	—	4	—	4
Net borrowings on overdraft facilities	—	—	11	—	11
Repayments of short-term debt	—	—	(100)	—	(100)
Borrowings on short-term debt	—	—	76	—	76
Repayments of long-term debt	(100)	—	(70)	—	(170)
Proceeds from issuance of long-term debt	—	—	71	—	71
Repayments of notes payable	(14)	—	(1)	—	(15)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(7)	—	—	—	(7)
Call premiums related to early extinguishment of debt	(3)	—	—	—	(3)
Contribution from parent	—	(23)	130	(107)	—
Dividends paid to parent	(32)	(1)	—	1	(32)
Excess tax benefit related to stock-based compensation	10	—	—	—	10

Net cash (used in) provided by financing activities	(146)	(24)	122	(106)	(154)
Effect of exchange rate changes on cash	—	—	5	—	5

Decrease in cash and cash equivalents	(165)	(6)	(84)	—	(255)
Cash and cash equivalents at beginning of period	220	9	332	—	561

Cash and cash equivalents at end of period	$55	$3	$248	$—	$306

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. SUBSEQUENT EVENTS

RUSSIAN MDI, COATINGS AND SYSTEMS ACQUISITION

        On July 3, 2012, we completed the acquisition of the remaining 55% ownership interest of International Polyurethane Investment B.V.. This company's wholly owned subsidiary, Huntsman NMG Zao, is a leading supplier of polyurethane systems to the adhesives, coatings and footwear markets in Russia, Ukraine and Belarus and is headquartered in Obninsk, Russia. The acquisition cost was approximately €13 million (approximately $16 million). The acquired business will be integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant through June 30, 2012. If this acquisition were to have occurred on January 1, 2011, there would have been no impact to the combined earnings attributable to our Company or Huntsman International and the following estimated pro forma revenues attributable to our Company and Huntsman International would have been reported (dollars in millions):

	Pro Forma
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$2,924	$2,946	$5,843	$5,629

POLYURETHANES COST SAVING PROGRAM

        During the third quarter of 2012, our Polyurethanes segment expects to begin implementation of a restructuring program to reduce annualized fixed costs by approximately $75 million by the third quarter of 2013. In connection with this program, we expect to record restructuring expenses of approximately $35 million during the third quarter of 2012. Implementation of this program is subject to meeting certain conditions.

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the six months ended June 30, 2012 and 2011 of $5,827 million and $5,613 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

RECENT DEVELOPMENTS

        For a discussion of recent developments, see "Note 21. Subsequent Events" to our condensed consolidated financial statements (unaudited).

OUTLOOK

        Our Polyurethanes segment experienced strong demand growth and improved margins due to improved MDI volumes and margins. We expect continued pressure in our Pigments segment due to softening demand, competitive pressures and higher raw material costs. We are encouraged by our restructuring efforts and expect the annual EBITDA benefit above our current run rate will exceed $150 million when completed by the end of 2013.

        The following summarizes key considerations that could impact future performance of our operating segments:

Polyurethanes:

  •
  Improving MDI demand

  •
  Cost saving program benefit

  •
  Near term MDI margin pressure from higher raw material costs

Performance Products:

  •
  Near term moderation in raw material costs

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Planned maintenance delayed until first quarter of 2013

Advanced Materials:

  •
  Reorganization and restructuring benefit

  •
  Weak Chinese wind energy market

Textile Effects:

  •
  Reorganization and restructuring benefit

  •
  Weak near term consumer confidence

Pigments:

  •
  Near-term contribution margin pressure

  •
  Favorable ore contracts expiring at end of 2012

  •
  Softer demand due to temporary global destocking

        We expect to spend approximately $425 million in 2012 on capital expenditures, largely for growth initiatives and maintenance.

        We expect our long-term effective income tax rate to be approximately 30% to 35%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2012	2011		2012	2011
Revenues	$2,914	$2,934	(1)%	$5,827	$5,613	4%
Cost of goods sold	2,387	2,433	(2)%	4,750	4,652	2%

Gross profit	527	501	5%	1,077	961	12%
Operating expenses	272	272	—	537	563	(5)%
Restructuring, impairment and plant closing costs	5	9	(44)%	5	16	(69)%

Operating income	250	220	14%	535	382	40%
Interest expense, net	(57)	(65)	(12)%	(116)	(124)	(6)%
Equity in income of investment in unconsolidated affiliates	1	2	(50)%	3	4	(25)%
Loss on early extinguishment of debt	—	—	—	(1)	(3)	(67)%
Other income	1	1	—	1	1	—

Income from continuing operations before income taxes	195	158	23%	422	260	62%
Income tax expense	(65)	(34)	91%	(125)	(56)	123%

Income from continuing operations	130	124	5%	297	204	46%
Loss from discontinued operations	(2)	(1)	100%	(6)	(15)	(60)%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	NM	—	2	NM

Net income	128	124	3%	291	191	52%
Net income attributable to noncontrolling interests	(4)	(10)	(60)%	(4)	(15)	(73)%

Net income attributable to Huntsman Corporation	124	114	9%	287	176	63%
Interest expense, net	57	65	(12)%	116	124	(6)%
Income tax expense from continuing operations	65	34	91%	125	56	123%
Income tax benefit from discontinued operations	(1)	(1)	—	(2)	(8)	(75)%
Depreciation and amortization	107	111	(4)%	216	214	1%

EBITDA(1)	$352	$323	9%	$742	$562	32%

Net income per share:
Basic	$0.52	$0.48	8%	$1.21	$0.74	64%
Diluted	0.52	0.47	11%	1.19	0.72	65%
Net cash provided by operating activities				348	1	NM
Net cash used in investing activities				(185)	(111)	67%
Net cash used in financing activities				(264)	(178)	48%
Other non-GAAP measures:
Adjusted EBITDA(1)	$365	$321	14%	$762	$625	22%
Adjusted net income(2)	139	116	20%	316	226	40%
Adjusted net income per share(2):
Basic	0.58	0.49	18%	1.33	0.95	40%
Diluted	0.58	0.48	21%	1.32	0.93	42%
Capital expenditures net of reimbursements(3)				163	121	35%

Huntsman International

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2012	2011		2012	2011
Revenues	$2,914	$2,934	(1)%	$5,827	$5,613	4%
Cost of goods sold	2,382	2,429	(2)%	4,741	4,643	2%

Gross profit	532	505	5%	1,086	970	12%
Operating expenses	270	271	—	533	561	(5)%
Restructuring, impairment and plant closing costs	5	9	(44)%	5	16	(69)%

Operating income	257	225	14%	548	393	39%
Interest expense, net	(61)	(67)	(9)%	(122)	(131)	(7)%
Equity in income of investment in unconsolidated affiliates	1	2	(50)%	3	4	(25)%
Loss on early extinguishment of debt	—	—	—	(1)	(3)	(67)%
Other income	1	1	—	1	1	—

Income from continuing operations before income taxes	198	161	23%	429	264	63%
Income tax expense	(65)	(34)	91%	(126)	(56)	125%

Income from continuing operations	133	127	5%	303	208	46%
Loss from discontinued operations	(2)	(1)	100%	(6)	(15)	(60)%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	NM	—	2	NM

Net income	131	127	3%	297	195	52%
Net income attributable to noncontrolling interests	(4)	(10)	(60)%	(4)	(15)	(73)%

Net income attributable to Huntsman International	127	117	9%	293	180	63%
Interest expense, net	61	67	(9)%	122	131	(7)%
Income tax expense from continuing operations	65	34	91%	126	56	125%
Income tax benefit from discontinued operations	(1)	(1)	—	(2)	(8)	(75)%
Depreciation and amortization	101	105	(4)%	204	203	—

EBITDA(1)	$353	$322	10%	$743	$562	32%

Net cash provided by (used in) operating activities				$357	$(3)	NM
Net cash used in investing activities				(214)	(103)	108%
Net cash used in financing activities				(172)	(154)	12%
Other non-GAAP measures:
Adjusted EBITDA(1)	$366	$320	14%	$763	$625	22%
Adjusted net income(2)	142	119	19%	322	230	40%
Capital expenditures net of reimbursements(3)				163	121	35%

NM—Not Meaningful

(1)
Our management uses EBITDA and adjusted EBITDA to assess financial performance. EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: loss on early extinguishment of debt; gain on consolidation of a variable interest entity; certain legal settlements and related expenses; EBITDA from discontinued operations; acquisition expenses; extraordinary gain on the acquisition of a business; gain on disposition of businesses/assets; and restructuring, impairment, plant closing and transition costs (credits).

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

  For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see the tables below (dollars in millions):

  Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to Huntsman Corporation	$124	$114	$287	$176
Interest expense, net	57	65	116	124
Income tax expense from continuing operations	65	34	125	56
Income tax benefit from discontinued operations	(1)	(1)	(2)	(8)
Depreciation and amortization	107	111	216	214

EBITDA	352	323	742	562
Loss on early extinguishment of debt	—	—	1	3
Gain on consolidation of a variable interest entity	—	(12)	—	(12)
Certain legal settlements and related expenses	—	—	1	34
EBITDA from discontinued operations	3	2	4	23
Acquisition expenses	1	3	1	4
Extraordinary gain on the acquisition of a business	—	(1)	—	(2)
Gain on disposition of businesses/assets	—	(3)	—	(3)
Restructuring, impairment, plant closing and transition costs (credits):
Polyurethanes	—	—	5	—
Performance Products	(1)	—	—	—
Advanced Materials	2	3	3	3
Textile Effects(a)	5	—	1	5
Pigments	2	5	3	7
Corporate and other	1	1	1	1

Total restructuring, impairment, plant closing and transition costs (credits)	9	9	13	16

Adjusted EBITDA	$365	$321	$762	$625

  Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to Huntsman International	$127	$117	$293	$180
Interest expense, net	61	67	122	131
Income tax expense from continuing operations	65	34	126	56
Income tax benefit from discontinued operations	(1)	(1)	(2)	(8)
Depreciation and amortization	101	105	204	203

EBITDA	353	322	743	562
Loss on early extinguishment of debt	—	—	1	3
Gain on consolidation of a variable interest entity	—	(12)	—	(12)
Certain legal settlements and related expenses	—	—	1	34
EBITDA from discontinued operations	3	2	4	23
Acquisition expenses	1	3	1	4
Extraordinary gain on the acquisition of a business	—	(1)	—	(2)
Gain on disposition of businesses/assets	—	(3)	—	(3)
Restructuring, impairment, plant closing and transition costs (credits):
Polyurethanes	—	—	5	—
Performance Products	(1)	—	—	—
Advanced Materials	2	3	3	3
Textile Effects(a)	5	—	1	5
Pigments	2	5	3	7
Corporate and other	1	1	1	1

Total restructuring, impairment, plant closing and transition costs (credits)	9	9	13	16

Adjusted EBITDA	$366	$320	$763	$625

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales in the condensed consolidated statements of operations (unaudited).
(2)
Our management also uses adjusted net income to assess financial performance. Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: loss on early extinguishment of debt; gain on consolidation of a variable interest entity; certain legal settlements and related expenses; discount amortization on settlement financing; loss from discontinued operations; acquisition expenses; gain on disposition of businesses/assets; extraordinary gain on the acquisition of a business; and restructuring, impairment, plant closing and transition costs. The income tax impacts of each aforementioned item was calculated using the statutory rates in the applicable taxing jurisdiction and considering valuation allowances on deferred tax assets in each jurisdiction. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

  Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to Huntsman Corporation	$124	$114	$287	$176
Loss on early extinguishment of debt, net of tax of nil each for the three months ended, and nil and $(1) for the six months ended, respectively	—	—	1	2
Gain on consolidation of a variable interest entity, net of tax of $2	—	(10)	—	(10)
Certain legal settlements and related expenses, net of tax of nil each for the three months ended, and nil and $(13) for the six months ended, respectively	—	—	1	21
Discount amortization on settlement financing, net of tax of $(3) and $(2) for the three months ended, respectively, and $(5) each for the six months ended	5	5	10	9
Loss from discontinued operations, net of tax of $3 and $(1) for the three months ended, respectively, and $2 and $(8) for the six months ended, respectively	2	1	6	15
Acquisition expenses, net of tax of nil and $(1) for the three months ended, respectively, and nil and $(1) for the six months ended, respectively	1	2	1	3
Gain on disposition of businesses/assets, net of tax of nil		(3)		(3)
Extraordinary gain on the acquisition of a business, net of tax of nil	—	(1)	—	(2)
Restructuring, impairment, plant closing and transition costs, net of tax of $(2) and $(1) for the three months ended, respectively, and $(3) and $(1) for the six months ended, respectively(a)	7	8	10	15

Adjusted net income	$139	$116	$316	$226

Weighted average shares—diluted	240.5	243.7	240.2	243.2

  Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to Huntsman International	$127	$117	$293	$180
Loss on early extinguishment of debt, net of tax of nil each for the three months ended, and nil and $(1) for the six months ended, respectively	—	—	1	2
Gain on consolidation of a variable interest entity, net of tax of $2	—	(10)	—	(10)
Certain legal settlements and related expenses, net of tax of nil each for the three months ended, and nil and $(13) for the six months ended, respectively	—	—	1	21
Discount amortization on settlement financing, net of tax of $(3) and $(2) for the three months ended, respectively, and $(5) each for the six months ended	5	5	10	9
Loss from discontinued operations, net of tax of $3 and $(1) for the three months ended, respectively, and $2 and $(8) for the six months ended, respectively	2	1	6	15
Acquisition expenses, net of tax of nil and $(1) for the three months ended, respectively, and nil and $(1) for the six months ended, respectively	1	2	1	3
Gain on disposition of businesses/assets, net of tax of nil	—	(3)	—	(3)
Extraordinary gain on the acquisition of a business, net of tax of nil	—	(1)	—	(2)
Restructuring, impairment, plant closing and transition costs, net of tax of $(2) and $(1) for the three months ended, respectively, and $(3) and $(1) for the six months ended, respectively(a)	7	8	10	15

Adjusted net income	$142	$119	$322	$230

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales in the condensed consolidated statements of operations (unaudited).
(3)
Capital expenditures, net of reimbursements represent cash paid for capital expenditures less reimbursements of capital expenditures from insurance settlements, other legal settlements and contributions from noncontrolling shareholders in consolidated entities. During the six months ended June 30, 2011, capital expenditures of $124 million were reimbursed in part by $3 million of proceeds from a settlement by Arabian Amines Company of a dispute with its contractors.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

        For the three months ended June 30, 2012, the net income attributable to Huntsman Corporation was $124 million on revenues of $2,914 million, compared with net income attributable to Huntsman Corporation of $114 million on revenues of $2,934 million for the same period of 2011. For the three months ended June 30, 2012, the net income attributable to Huntsman International was $127 million on revenues of $2,914 million, compared with net income attributable to Huntsman International of $117 million on revenues of $2,934 million for the same period of 2011. The increase of $10 million in net income attributable to Huntsman Corporation and Huntsman International was the result of the following items:

  •
  Revenues for the three months ended June 30, 2012 decreased by $20 million, or 1%, as compared with the 2011 period. The decrease was due principally to lower average selling prices in all of our segments, except Pigments, and lower sales volumes in our Performance Products and Pigments segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2012 increased by $26 million and $27 million, respectively, or 5% each, as compared with the 2011 period. The increase resulted from higher gross margins in our Polyurethanes and Pigments segments, offset in part by lower margins in our remaining segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2012 decreased by nil and $1 million, respectively, or nil each, as compared with the 2011 period. An increase in operating expenses resulting from a $12 million gain on the consolidation of our Sasol-Huntsman joint venture recognized in the second quarter of 2011 was offset by the 2012 impact of translating foreign currency amounts to the U.S. dollar.

  •
  Restructuring, impairment and plant closing costs for the three months ended June 30, 2012 decreased to $5 million from $9 million in the 2011 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended June 30, 2012 decreased by $8 million and $6 million, respectively, or 12% and 9%, respectively, as compared with the 2011 period. The decrease is due to lower average debt balances.

  •
  For the three months ended June 30, 2012, our income tax expense and Huntsman International's income tax expense increased by $31 million each as compared with the same period in 2011, primarily due to increased pre-tax income. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended June 30,
			Percent Change Favorable (Unfavorable)
	2012	2011
Revenues
Polyurethanes	$1,271	$1,135	12%
Performance Products	770	896	(14)%
Advanced Materials	346	360	(4)%
Textile Effects	195	200	(3)%
Pigments	407	424	(4)%
Eliminations	(75)	(81)	7%

Total	$2,914	$2,934	(1)%

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$170	$142	20%
Performance Products	86	113	(24)%
Advanced Materials	22	28	(21)%
Textile Effects	(10)	(7)	(43)%
Pigments	131	112	17%
Corporate and other	(44)	(63)	30%

Subtotal	355	325	9%
Discontinued Operations	(3)	(2)	(50)%

Total	$352	$323	9%

Huntsman International
Segment EBITDA(1)
Polyurethanes	$170	$142	20%
Performance Products	86	113	(24)%
Advanced Materials	22	28	(21)%
Textile Effects	(10)	(7)	(43)%
Pigments	131	112	17%
Corporate and other	(43)	(64)	33%

Subtotal	356	324	10%
Discontinued Operations	(3)	(2)	(50)%

Total	$353	$322	10%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 19. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended June 30, 2012 vs. 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period (Decrease) Increase
Polyurethanes	(2)%	(3)%	3%	14%
Performance Products	(7)%	(3)%	3%	(7)%
Advanced Materials	(4)%	(6)%	(3)%	9%
Textile Effects	(3)%	(5)%	—	5%
Pigments	26%	(7)%	1%	(24)%
Total Company	1%	(4)%	2%	—

	Three months ended June 30, 2012 vs. March 31, 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period (Decrease) Increase
Polyurethanes	(1)%	(1)%	3%	3%
Performance Products	—	(1)%	3%	(7)%
Advanced Materials	1%	(1)%	3%	(1)%
Textile Effects	(1)%	(1)%	(1)%	8%
Pigments	1%	—	—	(5)%
Total Company	2%	(1)%	2%	(3)%

(1)
Excludes revenues and sales volumes from tolling arrangements, byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended June 30, 2012 compared to the same period in 2011 was due to higher sales volumes, partially offset by lower average selling prices. MDI sales volumes increased as a result of improved demand in all regions and across most major markets. PO/MTBE sales volumes increased due to strong demand. PO/MTBE average selling prices decreased primarily in response to lower raw material costs, partially offset by an increase in MDI average selling prices. The increase in segment EBITDA was primarily due to higher margins and higher sales volumes.

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended June 30, 2012 compared to the same period in 2011 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs and the strength of the U.S. dollar against major international currencies. Sales volumes decreased primarily due to lower demand across most markets and a greater shift to tolling arrangements. The decrease in segment EBITDA was primarily due to lower margins, most notably in amines, lower sales volumes, an approximate $5 million impact from an unplanned outage at our ethylene oxide facility and a gain of

$12 million recorded in the second quarter of 2011 in connection with the consolidation of our Sasol-Huntsman joint venture.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily in response to lower raw material costs, competitive market pressure and the strength of the U.S. dollar against major international currencies. Sales volumes increased across most regions, primarily due to strong demand in our base resins business in the Americas and India, while sales volumes in the Asia-Pacific region decreased due to lower demand in the wind energy and electrical engineering markets. The decrease in segment EBITDA was primarily due to lower margins due in part to the change in sales mix from increased base resin sales volumes. The affect of lower margins was partially offset by lower selling, general and administrative costs as a result of recent restructuring efforts. During the three months ended June 30, 2012 and 2011, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $2 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to the strength of the U.S. dollar against major international currencies and sales mix. Sales volumes increased due to increased market share in key markets, specifically Asia. The decrease in segment EBITDA was primarily due to lower margins, partially offset by higher sales volumes and lower manufacturing costs as a result of recent restructuring efforts. During the three months ended June 30, 2012 and 2011, our Textile Effects segment recorded restructuring, impairment and plant closing costs of $1 million and nil, respectively, and expenses for the transition of production from Basel, Switzerland to a tolling facility of $4 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the three months ended June 30, 2012 compared to the same period in 2011 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to lower global demand and continued customer destocking, particularly in the Asia-Pacific region. Average selling prices increased in all regions of the world primarily as a result of higher raw material costs, partially offset by the strength of the U.S. dollar against major international currencies. The increase in segment EBITDA was primarily due to higher margins, partially offset by lower sales volumes.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2012, EBITDA from Corporate and other increased by $19 million to a loss of $44 million from a loss of $63 million for the same period in 2011. The increase in EBITDA from Corporate and other for the three months ended June 30, 2012 resulted primarily from a $20 million decrease in LIFO inventory valuation expense ($9 million of income in 2012 compared to $11 million of expense in 2011).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2012, EBITDA from Corporate and other increased by $21 million to a loss of $43 million from a loss of $64 million for the same period in 2011. The increase in EBITDA from Corporate and other for the three months ended June 30, 2012 resulted primarily from a $20 million decrease in LIFO inventory valuation expense ($9 million of income in 2012 compared to $11 million of expense in 2011).

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

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

        For the six months ended June 30, 2012, the net income attributable to Huntsman Corporation was $287 million on revenues of $5,827 million, compared with net income attributable to Huntsman Corporation of $176 million on revenues of $5,613 million for the same period of 2011. For the six months ended June 30, 2012, the net income attributable to Huntsman International was $293 million on revenues of $5,827 million, compared with net income attributable to Huntsman International of $180 million on revenues of $5,613 million for the same period of 2011. The increase of $111 million in net income attributable to Huntsman Corporation and the increase of $113 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the six months ended June 30, 2012 increased by $214 million, or 4%, as compared with the 2011 period. The increase was due principally to higher average selling prices in our Polyurethanes and Pigments segments and higher sales volumes in our Polyurethanes, Advanced Materials and Textile Effects segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2012 increased by $116 million each, or 12% each, as compared with the 2011 period. The increase resulted from higher gross margins in our Polyurethanes and Pigments segments, offset in part by lower margins in our remaining segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2012 decreased by $26 million and $28 million, respectively, or 5% each, as compared with the 2011 period. The decrease in operating expenses resulted primarily from a $33 million decrease in expenses related to legal claims and the 2012 impact of translating foreign currency amounts to the U.S. dollar, offset in part by a $12 million gain on the consolidation of our Sasol-Huntsman joint venture recognized in the second quarter of 2011.

  •
  Restructuring, impairment and plant closing costs for the six months ended June 30, 2012 decreased to $5 million from $16 million in the 2011 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the six months ended June 30, 2012 decreased by $8 million and $9 million, respectively, or 6% and 7%, respectively, as compared with the 2011 period. The decrease is due to lower average debt balances.

  •
  For the six months ended June 30, 2012, our income tax expense increased by $69 million and Huntsman International's income tax expense increased by $70 million, as compared with the same period in 2011, primarily due to increased pre-tax income. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Loss from discontinued operations, net of tax, for the six months ended June 30, 2012 decreased to $6 million from $15 million in the 2011 period, resulting primarily from higher legal costs in the 2011 period. For more information, see "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Six months ended June 30,
			Percent Change Favorable (Unfavorable)
	2012	2011
Revenues
Polyurethanes	$2,491	$2,182	14%
Performance Products	1,577	1,700	(7)%
Advanced Materials	686	710	(3)%
Textile Effects	380	390	(3)%
Pigments	831	788	5%
Eliminations	(138)	(157)	12%

Total	$5,827	$5,613	4%

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$341	$256	33%
Performance Products	175	228	(23)%
Advanced Materials	53	67	(21)%
Textile Effects	(15)	(18)	17%
Pigments	277	196	41%
Corporate and other	(85)	(144)	41%

Subtotal	746	585	28%
Discontinued Operations	(4)	(23)	83%

Total	$742	$562	32%

Huntsman International
Segment EBITDA(1)
Polyurethanes	$341	$256	33%
Performance Products	175	228	(23)%
Advanced Materials	53	67	(21)%
Textile Effects	(15)	(18)	17%
Pigments	277	196	41%
Corporate and other	(84)	(144)	42%

Subtotal	747	585	28%
Discontinued Operations	(4)	(23)	83%

Total	$743	$562	32%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 19. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Six months ended June 30, 2012 vs. 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	4%	(2)%	2%	10%
Performance Products	(3)%	(2)%	1%	(3)%
Advanced Materials	(3)%	(4)%	(2)%	6%
Textile Effects	(2)%	(3)%	(1)%	3%
Pigments	30%	(5)%	—	(20)%
Total Company	4%	(3)%	2%	1%

(1)
Excludes revenues and sales volumes from tolling arrangements, byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the six months ended June 30, 2012 compared to the same period in 2011 was due to higher sales volumes and higher average selling prices. MDI sales volumes increased as a result of improved demand in all regions and across most major markets. PO/MTBE sales volumes increased due to strong demand. MDI average selling prices increased primarily in response to improved demand. PO/MTBE average selling prices increased primarily in response to improved demand and industry supply constraints. The increase in segment EBITDA was primarily due to higher margins and higher sales volumes. During the six months ended June 30, 2012 and 2011, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $5 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the six months ended June 30, 2012 compared to the same period in 2011 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs and the strength of the U.S. dollar against major international currencies. Sales volumes decreased primarily due to lower demand across most markets and a greater shift to tolling arrangements. The decrease in segment EBITDA was primarily due to lower margins, most notably in amines, lower sales volumes, an approximate $5 million impact from an unplanned outage at our ethylene oxide facility and a gain of $12 million recorded in the second quarter of 2011 in connection with the consolidation of our Sasol-Huntsman joint venture.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions and across all markets in response to lower raw material costs, competitive market pressure and the strength of the U.S. dollar against major international currencies. Sales volumes increased across most regions, primarily due to strong global demand in our base resins business, while sales volumes in the Asia-Pacific region decreased due to lower demand in the wind energy, electrical engineering and electronics markets. The decrease in segment EBITDA was primarily due to lower margins due in part to the change in sales mix from increased base resin sales volumes. The affect of lower margins was partially offset by lower selling, general and administrative costs as a result of recent restructuring efforts. During the six months ended June 30, 2012 and 2011, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $3 million each. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to the strength of the U.S. dollar against major international currencies and sales mix. Sales volumes increased due to increased market share in key markets, specifically Asia. The increase in segment EBITDA was primarily due to higher sales volumes, lower restructuring, impairment and plant closing and transition costs and lower manufacturing costs as a result of recent restructuring efforts, partially offset by lower margins. During the six months ended June 30, 2012 and 2011, our Textile Effects segment recorded restructuring, impairment and plant closing (credits) costs of $(7) million and $5 million, respectively, and expenses for the transition of production from Basel, Switzerland to a tolling facility of $8 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for the six months ended June 30, 2012 compared to the same period in 2011 was due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased in all regions of the world primarily as a result of higher raw material costs, partially offset by the strength of the U.S. dollar against major international currencies. Sales volumes decreased primarily due to lower global demand and continued customer destocking, particularly in the Asia-Pacific region. The increase in segment EBITDA was primarily due to higher margins, partially offset by lower sales volumes.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2012, EBITDA from Corporate and other increased by $59 million to a loss of $85 million from a loss of $144 million for the same period in 2011. The increase in EBITDA from Corporate and other for the six months ended June 30, 2012 resulted primarily from legal settlements of $34 million during the six months ended June 30, 2011, a $30 million decrease in LIFO inventory valuation expense ($11 million of income in 2012 compared to $19 million of expense in 2011) and $7 million of income from benzene sales during the six months ended June 30, 2012. These increases were partially offset by an increase in unallocated foreign exchange losses of $13 million ($7 million loss in 2012 compared to $6 million gain in 2011).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2012, EBITDA from Corporate and other increased by $60 million to a loss of $84 million from a loss of $144 million for the same period in 2011. The increase in EBITDA from Corporate and other for the six months ended June 30, 2012 resulted primarily from legal settlements of $34 million during the six months ended June 30, 2011, a $30 million decrease in LIFO inventory valuation expense ($11 million of income in 2012 compared to $19 million of expense in 2011) and $7 million of income from benzene sales during the six months ended June 30, 2012. These increases were partially offset by an increase in unallocated foreign exchange losses of $13 million ($7 million loss in 2012 compared to $6 million gain in 2011).

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

Cash

        Net cash provided by operating activities for the six months ended June 30, 2012 and 2011 was $348 million and $1 million, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 2012 compared with the same period in 2011 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and to a $179 million favorable variance in operating assets and liabilities for the six months ended June 30, 2012 as compared with the same period in 2011.

        Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was $185 million and $111 million, respectively. During the six months ended June 30, 2012 and 2011, we paid $163 million and $124 million, respectively, for capital expenditures. During the six months ended June 30, 2011, we paid $23 million for the Laffans Acquisition. On April 1, 2011, we began consolidating our Sasol-Huntsman joint venture and assumed its cash balance of $28 million. During the six months ended June 30, 2012 and 2011, we made investments in Louisiana Pigments Company, L.P. of $60 million and $10 million, respectively, and received dividends from Louisiana Pigments Company, L.P. of $40 million and $13 million, respectively.

        Net cash used in financing activities for the six months ended June 30, 2012 and 2011 was $264 million and $178 million, respectively. The increase in net cash used in financing activities was primarily due to higher net repayments of debt during the 2012 period as compared to the 2011 period.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	June 30, 2012	December 31, 2011	(Decrease) Increase	Percent Change
Cash and cash equivalents	$452	$554	$(102)	(18)%
Restricted cash	9	8	1	13%
Accounts receivable, net	1,717	1,534	183	12%
Inventories	1,645	1,539	106	7%
Prepaid expenses	37	46	(9)	(20)%
Deferred income taxes	40	20	20	100%
Other current assets	209	245	(36)	(15)%

Total current assets	4,109	3,946	163	4%

Accounts payable	1,009	912	97	11%
Accrued liabilities	669	695	(26)	(4)%
Deferred income taxes	27	7	20	286%
Current portion of debt	143	212	(69)	(33)%

Total current liabilities	1,848	1,826	22	1%

Working capital	$2,261	$2,120	$141	7%

        Our working capital increased by $141 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $102 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited).

  •
  Accounts receivable, net increased by $183 million mainly due to higher sales.

  •
  Inventories increased by $106 million mainly due to higher inventory levels to support increased customer demand.

  •
  Other current assets decreased by $36 million primarily due to lower bank accepted drafts with maturities greater than 90 days from receipt.

  •
  The increase in accounts payable of $97 million was primarily due to higher cost of sales and higher inventory.

  •
  Accrued liabilities decreased by $26 million primarily due to lower accrued rebates and restructuring accruals offset by higher income taxes payable.

  •
  Current portion of debt decreased by $69 million due primarily to the repayment of outstanding indebtedness, a portion of which was classified as current as of December 31, 2011. See "Note 7. Debt—Direct and Subsidiary Debt—Other Debt" to our condensed consolidated financial statements (unaudited).

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums.

        Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Senior Credit Facilities

        As of June 30, 2012, our Senior Credit Facilities consisted of our Revolving Facility, our Term Loan B, our Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Term Loan B	NA	$304		$304		USD LIBOR plus 1.50%	2014
Extended Term Loan B	NA	$643		$643		USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B—Series 2	NA	$346		$346		USD LIBOR plus 3.00%	2017	(3)
Term Loan C	NA	$423		$393		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of June 30, 2012, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

        Our obligations under the Senior Credit Facilities are guaranteed by Guarantors, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between certain of our subsidiaries.

        During the three months ended June 30, 2012, we paid the annual scheduled repayment of $3 million on our Term Loan B, $7 million on our Extended Term Loan B, and $4 million on our Term Loan C.

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

  •
  extended the stated maturity date of $346 million aggregate principal amount of Term Loan B from April 19, 2014 to April 19, 2017 (now referred to as Extended Term Loan B—Series 2);

  •
  increased the interest rate margin with respect to Extended Term Loan B—Series 2 to LIBOR plus 3.00% (the interest rate margin is subject to a leverage-based step-down, which was achieved based on June 30, 2012 results);

  •
  set the amortization on the Extended Term Loan B—Series 2 at 1% of the principal amount, payable annually commencing on March 31, 2013; and

  •
  made certain other amendments to the Senior Credit Facilities.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the six months ended June 30, 2012 and 2011, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3

Other Debt

        During the six months ended June 30, 2012, HPS repaid $2 million and RMB 120 million (approximately $19 million) on term loans and working capital loans under its secured facilities. As of June 30, 2012, HPS had $10 million and RMB 354 million (approximately $56 million) outstanding under their secured facilities. In connection with these payments, the lenders agreed to release our Company as a guarantor.

        During the six months ended June 30, 2012, HPS repaid RMB 109 million (approximately $17 million) under its loan facility for working capital loans and discounting commercial drafts without recourse. As of June 30, 2012, HPS had RMB 390 million (approximately $62 million) outstanding, which is classified as current portion of debt on the accompanying condensed consolidated balance sheets (unaudited).

        On March 30, 2012, we repaid the remaining A$26 million (approximately $27 million) outstanding under our Australian Credit Facility, which represents repayment of A$14 million (approximately

$15 million) under the revolving facility and A$12 million (approximately $12 million) under the term loan facility.

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2012, we have a loan of $619 million to our subsidiary, Huntsman International. During the six months ended June 30, 2012, Huntsman International borrowed $84 million from us under the Intercompany Note. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of both June 30, 2012 and December 31, 2011 on the condensed consolidated balance sheets (unaudited). As of June 30, 2012, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2012, we had $1,098 million of combined cash and unused borrowing capacity, consisting of $461 million in cash and restricted cash, $383 million in availability under our Revolving Facility, and $254 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $222 million for the six months ended June 30, 2012, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  During 2012, we expect to spend approximately $425 million on capital expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the six months ended June 30, 2012, we made contributions to our pension and postretirement benefit plans of $84 million. During 2012, we expect to contribute an additional amount of approximately $70 million to these plans.

  •
  During the six months ended June 30, 2012, Huntsman International redeemed €64 million (approximately $86 million) of its 7.50% senior subordinated notes due 2015, repaid A$26 million (approximately $27 million) related to its Australian Credit Facility, and repaid $2 million and RMB 229 million (approximately $36 million) associated with our various HPS debt facilities.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2012, we had $62 million of accrued restructuring costs from continuing operations and we expect to incur and pay additional restructuring and plant closing costs of approximately $19 million. We expect to spend approximately $24 million for capital expenditures related to restructuring programs over the next several years. On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of June 30, 2012, we had restructuring accruals of $7 million and environmental remediation accruals of $30 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

    During the third quarter of 2012, our Polyurethanes segment expects to begin implementation of a restructuring program to reduce annualized fixed costs by approximately $75 million by the third quarter of 2013. In connection with this program, we expect to record restructuring expenses of approximately $35 million during the third quarter of 2012. Implementation of this program is subject to certain conditions. We expect to pay these costs through 2014.

  •
  On August 5, 2011, we announced that our Board of Directors has authorized our Company to repurchase up to $100 million in shares of our common stock. During 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. As of June 30, 2012, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases. These repurchases may be commenced or suspended from time to time without prior notice.

        As of June 30, 2012, we had $143 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities including an HPS borrowing facility in China with $66 million outstanding, our scheduled Senior Credit Facilities amortization payments totaling $17 million, scheduled amortization payments at our VIEs of $23 million and certain other short term facilities and scheduled amortization payments totaling $37 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of June 30, 2012, we had approximately $172 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our VIEs. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to adverse tax consequences. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate material cash to the U.S. as dividends in the near term. Cash held by certain foreign subsidiaries, including our VIEs, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multi-currency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2012, we had approximately $238 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive (loss) income. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of June 30, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive (loss) income. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive (loss) income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of

June 30, 2012, the combined fair value of these two hedges was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the hedge as of June 30, 2012 was €45 million (approximately $56 million) and the derivative transactions do not qualify for hedge accounting. As of June 30, 2012, the fair value of this hedge was €2 million (approximately $3 million) and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For the three months and six months ended June 30, 2012, we recorded interest income of less than €1 million (less than $1 million) due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the swap as of June 30, 2012 was $38 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2012, the fair value of the swap was $6 million and was recorded as other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For both the three and six months ended June 30, 2012, we recorded a reduction of interest expense of less than $1 million due to changes in the fair value of the swap.

        In conjunction with the issuance of the 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). These swaps are designated as a hedge of net investment for financial reporting purposes. As of June 30, 2012, the fair value of these swaps was $35 million and was recorded in noncurrent assets in our condensed consolidated balance sheets (unaudited).

        As of and for the three and six months ended June 30, 2012, the changes in fair value of the realized gains (losses) recorded in the condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2012, we have designated €255 million (approximately $318 million) of euro-denominated debt and cross-currency interest rate swaps as a hedge of our net investments. For the three and six months ended June 30, 2012, the amount of gain recognized on the hedge of our net investments was $18 and $5 million, respectively and was recorded as a gain in other comprehensive (loss) income. As of June 30, 2012, we had €1,260 million (approximately $1,572 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Indemnification Matter

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (the "Banks") demanded that we indemnify them for claims brought by certain MatlinPatterson entities that were formerly our shareholders (the "Plaintiffs") in litigation filed June 19, 2012 in the 9th District Court in Montgomery County, Texas. The Banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the Banks and our Company, dated June 22, 2009, wherein the Banks and our Company settled claims that we brought relating to the failed merger with Hexion. Plaintiffs claim that the Banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial losses to their 19 million shares of our common stock as a result of the Banks' misrepresentations. Plaintiffs are asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees, pre-judgment and post-judgment interest. We have denied the Banks' demand and continue to monitor the litigation. At this time, we are unable to estimate the amount or range of possible losses with respect to these claims.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the six months ended June 30, 2012. No shares were repurchased under our publicly announced stock repurchase program during the six months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2012 - April 30, 2012	—	$—	—	$49,863,881
May 1, 2012 - May 31, 2012	—	—	—	49,863,881
June 1, 2012 - June 30, 2012	—	—	—	49,863,881

Total	—	—	—

(1)
Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. No shares were repurchased under our publicly announced stock repurchase program during the six months ended June 30, 2012. For more information, see "Note 11. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements (unaudited).

ITEM 6.    EXHIBITS

10.1		Consulting Agreement dated May 1, 2012 between Huntsman International LLC and Jon M. Huntsman, Jr.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

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

Dated: August 1, 2012	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1		Consulting Agreement dated May 1, 2012 between Huntsman International LLC and Jon M. Huntsman, Jr.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

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