Form 10-Q
period 2012-09-30
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2012-11-02
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

         On October 23, 2012, 239,536,429 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share and Per Share Amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents(a)	$435	$554
Restricted cash(a)	9	8
Accounts and notes receivable (net of allowance for doubtful accounts of $46, each), ($592 and $659 pledged as collateral, respectively)(a)	1,626	1,529
Accounts receivable from affiliates	27	5
Inventories(a)	1,807	1,539
Prepaid expenses	64	46
Deferred income taxes	40	20
Other current assets(a)	234	245

Total current assets	4,242	3,946
Property, plant and equipment, net(a)	3,626	3,622
Investment in unconsolidated affiliates	223	202
Intangible assets, net(a)	74	91
Goodwill	107	114
Deferred income taxes	190	195
Notes receivable from affiliates	2	5
Other noncurrent assets(a)	482	482

Total assets	$8,946	$8,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,017	$862
Accounts payable to affiliates	40	50
Accrued liabilities(a)	690	695
Deferred income taxes	28	7
Current portion of debt(a)	130	212

Total current liabilities	1,905	1,826
Long-term debt(a)	3,550	3,730
Notes payable to affiliates	3	4
Deferred income taxes	362	309
Other noncurrent liabilities(a)	910	1,012

Total liabilities	6,730	6,881
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 243,579,955 and 241,836,001 issued and 238,027,939 and 235,746,087 outstanding in 2012 and 2011, respectively	2	2
Additional paid-in capital	3,260	3,228
Treasury stock, 4,043,526 shares at 2012 and 2011	(50)	(50)
Unearned stock-based compensation	(14)	(12)
Accumulated deficit	(623)	(947)
Accumulated other comprehensive loss	(483)	(559)

Total Huntsman Corporation stockholders' equity	2,092	1,662
Noncontrolling interests in subsidiaries	124	114

Total equity	2,216	1,776

Total liabilities and equity	$8,946	$8,657

(a)
At September 30, 2012 and December 31, 2011, respectively, $31 and $44 of cash and cash equivalents, $9 and $2 of restricted cash, $40 and $29 of accounts and notes receivable (net), $42 and $47 of inventories, $1 each of other current assets, $382 and $403 of property, plant and equipment (net), $20 and $23 of intangible assets (net), $27 and $21 of other noncurrent assets, $63 and $55 of accounts payable, $25 and $21 of accrued liabilities, $25 and $16 of current portion of debt, $241 and $264 of long-term debt, and $72 and $111 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Trade sales, services and fees, net	$2,691	$2,923	$8,406	$8,445
Related party sales	50	53	162	144

Total revenues	2,741	2,976	8,568	8,589
Cost of goods sold	2,204	2,486	6,954	7,138

Gross profit	537	490	1,614	1,451
Operating expenses:
Selling, general and administrative	220	217	673	691
Research and development	35	42	112	123
Other operating (income) expense	—	(1)	7	7
Restructuring, impairment and plant closing costs	47	155	52	171

Total expenses	302	413	844	992

Operating income	235	77	770	459
Interest expense, net	(56)	(63)	(172)	(187)
Equity in income of investment in unconsolidated affiliates	2	2	5	6
Loss on early extinguishment of debt	(1)	(2)	(2)	(5)
Other income (expense)	1	(1)	2	—

Income from continuing operations before income taxes	181	13	603	273
Income tax expense	(61)	(55)	(186)	(111)

Income (loss) from continuing operations	120	(42)	417	162
(Loss) income from discontinued operations, net of tax	(1)	10	(7)	(5)

Income (loss) before extraordinary gain	119	(32)	410	157
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	1	2

Net income (loss)	120	(32)	411	159
Net income attributable to noncontrolling interests	(4)	(2)	(8)	(17)

Net income (loss) attributable to Huntsman Corporation	$116	$(34)	$403	$142

Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.49	$(0.19)	$1.72	$0.61
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.05	(0.02)	(0.02)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	—	0.01

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.49	$(0.14)	$1.70	$0.60

Weighted average shares	237.9	237.6	237.4	238.2

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.48	$(0.19)	$1.70	$0.60
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.05	(0.02)	(0.02)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	—	0.01

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.48	$(0.14)	$1.68	$0.59

Weighted average shares	240.8	237.6	240.3	242.6

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$116	$(44)	$409	$145
(Loss) income from discontinued operations, net of tax	(1)	10	(7)	(5)
Extraordinary gain on the acquisition of a business, net of tax	1	—	1	2

Net income (loss)	$116	$(34)	$403	$142

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$120	$(32)	$411	$159
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	94	(117)	25	30
Pension and other postretirement benefits adjustments	14	(78)	55	(70)
Other, net	—	—	(2)	1

Other comprehensive income (loss)	108	(195)	78	(39)

Comprehensive income (loss)	228	(227)	489	120
Comprehensive income attributable to noncontrolling interests	(6)	(2)	(10)	(18)

Comprehensive income (loss) attributable to Huntsman Corporation	$222	$(229)	$479	$102

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2012	2011
Operating Activities:
Net income	$411	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the consolidation of a variable interest entity	—	(12)
Loss on the consolidation of a business	4	—
Equity in income of investment in unconsolidated affiliates	(5)	(6)
Depreciation and amortization	324	327
Loss (gain) on disposal of businesses/assets, net	2	(5)
Loss on early extinguishment of debt	2	5
Noncash interest expense	27	28
Noncash restructuring and impairment charges	10	53
Deferred income taxes	47	(4)
Noncash loss (gain) on foreign currency transactions	9	(15)
Stock-based compensation	21	19
Other, net	3	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(102)	(314)
Inventories	(252)	(273)
Prepaid expenses	(17)	(15)
Other current assets	12	(150)
Other noncurrent assets	(8)	20
Accounts payable	122	81
Accrued liabilities	15	123
Other noncurrent liabilities	(69)	4

Net cash provided by operating activities	556	25

Investing Activities:
Capital expenditures	(248)	(217)
Proceeds from settlements treated as reimbursement of capital expenditures	—	3
Cash assumed in connection with the initial consolidation of a variable interest entity	—	28
Cash paid for acquisition of a business	(18)	(23)
Proceeds from sale of business/assets	—	7
Investment in unconsolidated affiliates	(84)	(17)
Cash received from unconsolidated affiliates	51	19
Increase in restricted cash	(2)	—
Other, net	2	—

Net cash used in investing activities	(299)	(200)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2012	2011
Financing Activities:
Net repayments under revolving loan facilities	$(16)	$—
Net borrowings on overdraft facilities	2	10
Repayments of short-term debt	(40)	(151)
Borrowings on short-term debt	—	126
Repayments of long-term debt	(242)	(287)
Proceeds from issuance of long-term debt	3	89
Repayments of notes payable	(33)	(24)
Borrowings on notes payable	34	35
Debt issuance costs paid	(4)	(7)
Call premiums related to early extinguishment of debt	(2)	(5)
Dividends paid to common stockholders	(72)	(72)
Dividends paid to noncontrolling interest	—	(5)
Repurchase and cancellation of stock awards	(7)	(9)
Repurchase of common stock	—	(50)
Proceeds from issuance of common stock	2	4
Excess tax benefit related to stock-based compensation	4	10
Other, net	(7)	1

Net cash used in financing activities	(378)	(335)

Effect of exchange rate changes on cash	2	(3)

Decrease in cash and cash equivalents	(119)	(513)
Cash and cash equivalents at beginning of period	554	966

Cash and cash equivalents at end of period	$435	$453

Supplemental cash flow information:
Cash paid for interest	$177	$178
Cash paid for income taxes	153	84

        During the nine months ended September 30, 2012 and 2011, the amount of capital expenditures in accounts payable decreased by $1 million and $12 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2012	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$114	$1,776
Net income	—	—	—	—	—	403	—	8	411
Other comprehensive income	—	—	—	—	—	—	76	2	78
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	2,155,549	—	10	—	—	—	—	—	10
Recognition of stock-based compensation	—	—	6	—	10	—	—	—	16
Repurchase and cancellation of stock awards	(534,996)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	661,299	—	2	—	—	—	—	—	2
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Dividends paid on common stock	—	—	—	—	—	(72)	—	—	(72)
Acquisition of a business	—	—	(2)	—	—	—	—	—	(2)

Balance, September 30, 2012	238,027,939	$2	$3,260	$(50)	$(14)	$(623)	$(483)	$124	$2,216

Balance, January 1, 2011	236,799,455	$2	$3,186	$—	$(11)	$(1,090)	$(297)	$60	$1,850
Net income	—	—	—	—	—	142	—	17	159
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive (loss) income	—	—	—	—	—	—	(40)	1	(39)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	61	61
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—	—
Vesting of stock awards	2,222,925	—	13	—	—	—	—	—	13
Recognition of stock-based compensation	—	—	4	—	8	—	—	—	12
Repurchase of common stock	(4,043,526)	—	—	(50)	—	—	—	—	(50)
Repurchase and cancellation of stock awards	(505,517)	—	—	—	—	(9)	—	—	(9)
Stock options exercised	1,246,936	—	4	—	—	—	—	—	4
Excess tax benefit related to stock-based compensation	—	—	10	—	—	—	—	—	10
Dividends paid on common stock	—	—	—	—	—	(72)	—	—	(72)

Balance, September 30, 2011	235,720,273	$2	$3,228	$(50)	$(14)	$(1,029)	$(337)	$134	$1,934

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents(a)	$271	$231
Restricted cash(a)	9	8
Accounts and notes receivable (net of allowance for doubtful accounts of $46, each), ($592 and $659 pledged as collateral, respectively)(a)	1,626	1,529
Accounts receivable from affiliates	263	148
Inventories(a)	1,807	1,539
Prepaid expenses	63	46
Deferred income taxes	40	40
Other current assets(a)	234	220

Total current assets	4,313	3,761
Property, plant and equipment, net(a)	3,531	3,510
Investment in unconsolidated affiliates	223	202
Intangible assets, net(a)	75	93
Goodwill	107	114
Deferred income taxes	190	163
Notes receivable from affiliates	2	5
Other noncurrent assets(a)	484	482

Total assets	$8,925	$8,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,017	$862
Accounts payable to affiliates	51	64
Accrued liabilities(a)	718	694
Deferred income taxes	29	29
Note payable to affiliate	100	100
Current portion of debt(a)	130	212

Total current liabilities	2,045	1,961
Long-term debt(a)	3,550	3,730
Notes payable to affiliates	610	439
Deferred income taxes	272	106
Other noncurrent liabilities(a)	907	1,003

Total liabilities	7,384	7,239
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,103	3,081
Accumulated deficit	(1,155)	(1,493)
Accumulated other comprehensive loss	(531)	(611)

Total Huntsman International LLC members' equity	1,417	977
Noncontrolling interests in subsidiaries	124	114

Total equity	1,541	1,091

Total liabilities and equity	$8,925	$8,330

(a)
At September 30, 2012 and December 31, 2011, respectively, $31 and $44 of cash and cash equivalents, $9 and $2 of restricted cash, $40 and $29 of accounts and notes receivable (net), $42 and $47 of inventories, $1 each of other current assets, $382 and $403 of property, plant and equipment (net), $20 and $23 of intangible assets (net), $27 and $21 of other noncurrent assets, $63 and $55 of accounts payable, $25 and $21 of accrued liabilities, $25 and $16 of current portion of debt, $241 and $264 of long-term debt, and $72 and $111 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Trade sales, services and fees, net	$2,691	$2,923	$8,406	$8,445
Related party sales	50	53	162	144

Total revenues	2,741	2,976	8,568	8,589
Cost of goods sold	2,199	2,481	6,940	7,124

Gross profit	542	495	1,628	1,465
Operating expenses:
Selling, general and administrative	220	216	669	688
Research and development	35	42	112	123
Other operating (income) expense	—	(1)	7	7
Restructuring, impairment and plant closing costs	47	155	52	171

Total expenses	302	412	840	989

Operating income	240	83	788	476
Interest expense, net	(59)	(66)	(181)	(197)
Equity in income of investment in unconsolidated affiliates	2	2	5	6
Loss on early extinguishment of debt	(1)	(2)	(2)	(5)
Other income (expense)	1	(1)	2	—

Income from continuing operations before income taxes	183	16	612	280
Income tax expense	(62)	(55)	(188)	(111)

Income (loss) from continuing operations	121	(39)	424	169
(Loss) income from discontinued operations, net of tax	(1)	10	(7)	(5)

Income (loss) before extraordinary gain	120	(29)	417	164
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	1	2

Net income (loss)	121	(29)	418	166
Net income attributable to noncontrolling interests	(4)	(2)	(8)	(17)

Net income (loss) attributable to Huntsman International LLC	$117	$(31)	$410	$149

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$121	$(29)	$418	$166
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	94	(118)	25	30
Pension and other postretirement benefits adjustments	15	(77)	58	(66)
Other, net	—	1	(1)	1

Other comprehensive income (loss)	109	(194)	82	(35)

Comprehensive income (loss)	230	(223)	500	131
Comprehensive income attributable to noncontrolling interests	(6)	(2)	(10)	(18)

Comprehensive income (loss) attributable to Huntsman International LLC	$224	$(225)	$490	$113

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2012	2011
Operating Activities:
Net income	$418	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the consolidation of a variable interest entity	—	(12)
Loss on the consolidation of a business	4	—
Equity in income of investment in unconsolidated affiliates	(5)	(6)
Depreciation and amortization	306	310
Loss (gain) on disposal of businesses/assets, net	2	(5)
Loss on early extinguishment of debt	2	5
Noncash interest expense	36	38
Noncash restructuring and impairment charges	10	53
Deferred income taxes	127	47
Noncash loss (gain) on foreign currency transactions	9	(15)
Noncash compensation	20	17
Other, net	5	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(102)	(314)
Inventories	(252)	(273)
Prepaid expenses	(17)	(14)
Other current assets	(14)	(150)
Other noncurrent assets	(8)	20
Accounts payable	112	72
Accrued liabilities	45	122
Other noncurrent liabilities	(65)	8

Net cash provided by operating activities	633	68

Investing Activities:
Capital expenditures	(248)	(217)
Proceeds from settlements treated as reimbursement of capital expenditures	—	3
Cash assumed in connection with the initial consolidation of a variable interest entity	—	28
Cash paid for acquisition of a business	(18)	(23)
Proceeds from sale of business/assets	—	7
Increase in receivable from affiliate	(97)	(35)
Investment in unconsolidated affiliates	(84)	(17)
Cash received from unconsolidated affiliates	51	19
Increase in restricted cash	(2)	—
Other, net	2	—

Net cash used in investing activities	(396)	(235)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2012	2011
Financing Activities:
Net repayments under revolving loan facilities	$(16)	$—
Net borrowings on overdraft facilities	2	10
Repayments of short-term debt	(40)	(151)
Borrowings on short-term debt	—	126
Repayments of long-term debt	(242)	(287)
Proceeds from issuance of long-term debt	3	89
Proceeds from notes payable to affiliate	172	105
Repayments of notes payable	(33)	(24)
Borrowings on notes payable	34	35
Debt issuance costs paid	(4)	(7)
Call premiums related to early extinguishment of debt	(2)	(5)
Dividends paid to noncontrolling interest	—	(5)
Dividends paid to parent	(72)	(56)
Excess tax benefit related to stock-based compensation	4	10
Other, net	(5)	3

Net cash used in financing activities	(199)	(157)

Effect of exchange rate changes on cash	2	(3)

Increase (decrease) in cash and cash equivalents	40	(327)
Cash and cash equivalents at beginning of period	231	561

Cash and cash equivalents at end of period	$271	$234

Supplemental cash flow information:
Cash paid for interest	$177	$179
Cash paid for income taxes	70	34

        During the nine months ended September 30, 2012 and 2011, the amount of capital expenditures in accounts payable decreased by $1 million and $12 million, respectively. During the nine months ended September 30, 2012 and 2011, Huntsman Corporation contributed $20 million and $17 million related to stock-based compensation, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2012	2,728	$3,081	$(1,493)	$(611)	$114	$1,091
Net income	—	—	410	—	8	418
Other comprehensive income	—	—	—	80	2	82
Contribution from parent	—	20	—	—	—	20
Dividends paid to parent	—	—	(72)	—	—	(72)
Acquisition of a business	—	(2)	—	—	—	(2)
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, September 30, 2012	2,728	$3,103	$(1,155)	$(531)	$124	$1,541

Balance, January 1, 2011	2,728	$3,049	$(1,667)	$(354)	$60	$1,088
Net income	—	—	149	—	17	166
Dividends paid to noncontrolling interest	—	—	—	—	(5)	(5)
Other comprehensive (loss) income	—	—	—	(36)	1	(35)
Consolidation of a variable interest entity	—	—	—	—	61	61
Contribution from parent	—	17	—	—	—	17
Dividends paid to parent	—	—	(56)	—	—	(56)
Excess tax benefit related to stock-based compensation	—	10	—	—	—	10

Balance, September 30, 2011	2,728	$3,076	$(1,574)	$(390)	$134	$1,246

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "Sasol-Huntsman" refers to Sasol-Huntsman GmbH and Co. KG (our consolidated joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany); and "HCCA" refers to Huntsman Chemical Company Australia Pty Limited (our 100% owned subsidiary).

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

  •
  the different capital structures; and

  •
  a note payable from Huntsman International to us (the "Intercompany Note").

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

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in this ASU is intended to reduce complexity and costs of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying value. The amendments in this ASU were effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the amendments in this ASU effective January 1, 2012, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements (unaudited).

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION IN FUTURE PERIODS

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The guidance in this ASU is intended to reduce complexity and costs of the annual impairment tests for indefinite-lived intangible assets by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that an asset's fair value is less than its carrying value. The amendments in this ASU are effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS

RUSSIAN MDI, COATINGS AND SYSTEMS ACQUISITION

        On July 3, 2012, we completed our acquisition of the remaining 55% ownership interest in International Polyurethane Investment B.V. (the "Russian Systems House Acquisition"). This company's wholly owned subsidiary, Huntsman NMG Zao, is a leading supplier of polyurethane systems to the adhesives, coatings and footwear markets in Russia, Ukraine and Belarus and is headquartered in Obninsk, Russia. The acquisition cost was approximately €13 million (approximately $16 million). The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant. The fair value of our existing 45% ownership interest immediately prior to the acquisition was $13 million, valued by applying the income approach. Key assumptions include a discount rate of 17% and a terminal growth rate of 4%. In connection with this transaction, we recorded a noncash pretax loss of approximately $4 million in other operating (income) expense on the consolidation of this investment. The long-term debt of approximately $7 million that was assumed as part of this transaction was repaid shortly after the acquisition date.

        We have accounted for the Russian Systems House Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of original 45% ownership interest acquired in 2007	$13
Acquisition cost of 55% ownership interest acquired in 2012	16

Total fair value of net assets acquired	$29

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$2
Inventories	9
Other current assets	1
Property, plant and equipment	31
Accounts payable	(4)
Accrued liabilities	(1)
Deferred income taxes	(2)
Long-term debt	(7)

Total fair value of net assets acquired	$29

        The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of working capital, property, plant and equipment, intangible assets and the determination of related deferred taxes. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost over historical carrying values to property, plant and equipment and no amounts have been allocated to goodwill. It is possible that changes to this preliminary allocation could occur.

        International Polyurethane Investment B.V. had revenues and earnings of $16 million and $3 million, respectively, for the period from the date of acquisition to September 30, 2012. If this

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

acquisition were to have occurred on January 1, 2011, there would have been no significant impact to the combined earnings attributable to our Company or Huntsman International and the following estimated pro forma revenues attributable to our Company and Huntsman International would have been reported (dollars in millions):

	Pro Forma
	Three months ended September 30,	Nine months ended September 30,
	2011	2012	2011
Revenues	$2,987	$8,601	$8,614

EMA ACQUISITION

        On December 30, 2011, we completed the acquisition of EMA Kimya Sistemleri Sanayi ve Ticaret A.S. (the "EMA Acquisition"), an MDI-based polyurethanes systems house in Istanbul, Turkey for approximately $11 million, net of cash acquired and including the repayment of assumed debt. The acquired business was integrated into our Polyurethanes segment. We have accounted for the EMA Acquisition using the acquisition method and transaction costs charged to expense associated with this acquisition were not significant. For purposes of a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, we have assigned the excess of the acquisition cost over historical carrying values of $7 million to property, plant and equipment. At December 31, 2011, the excess of the acquisition cost over historical carrying values had been assigned as goodwill. This preliminary purchase price allocation is likely to change once we complete the analysis of the fair value of tangible and intangible assets acquired and liabilities assumed during the fourth quarter of 2012. Net sales for the three and nine months ended September 30, 2011 related to the business acquired were approximately $7 million and $19 million, respectively. Net losses for the three and nine months ended September 30, 2011 related to the business acquired were approximately $(1) million and $(3) million, respectively.

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

        If this acquisition were to have occurred on January 1, 2011, the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

Pro Forma Nine months ended September 30, 2011
Revenues	$8,603
Net income attributable to Huntsman Corporation	143

Huntsman International

Pro Forma Nine months ended September 30, 2011
Revenues	$8,603
Net income attributable to Huntsman International	150

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30, 2012	December 31, 2011
Raw materials and supplies	$471	$374
Work in progress	96	92
Finished goods	1,314	1,162

Total	1,881	1,628
LIFO reserves	(74)	(89)

Net	$1,807	$1,539

        For September 30, 2012 and December 31, 2011, approximately 10% and 12%, respectively, of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net nonmonetary open exchange positions are valued at cost. The amounts included in inventory under nonmonetary open exchange agreements receivable by us as of September 30, 2012 and December 31, 2011 were $12 million and $3 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amount payable under these open exchange agreements as of September 30, 2012 and December 31, 2011 was $2 million and nil, respectively.

5. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify variable interest entities ("VIEs") for which we are the primary beneficiary. We hold a variable interest in the following four joint ventures for which we are the primary beneficiary:

  •
  Rubicon LLC manufactures products for our Polyurethanes and Performance Products segments. The joint venture is structured such that the total equity investment at risk is not sufficient to permit it to finance its activities without additional financial support. Under the Rubicon LLC operating agreement, we are entitled to a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

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

  •
  Sasol-Huntsman is our joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. Prior to April 1, 2011, we accounted for Sasol-Huntsman using the equity method. In April 2011, an expansion at this facility began production, which triggered the reconsideration of this joint venture as a VIE. The joint venture uses our technology and expertise, and we bear a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we bear the default risk. As a result, we concluded that we were the primary beneficiary and began consolidating Sasol-Huntsman beginning April 1, 2011.

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

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

	September 30, 2012	December 31, 2011
Current assets	$166	$140
Property, plant and equipment, net	382	403
Other noncurrent assets	58	61
Deferred income taxes	45	45
Intangible assets	20	23
Goodwill	15	15

Total assets	$686	$687

Current liabilities	$187	$145
Long-term debt	245	269
Deferred income taxes	9	9
Other noncurrent liabilities	72	110

Total liabilities	$513	$533

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

        Goodwill of $17 million was recognized upon consolidation of Sasol-Huntsman, of which approximately $12 million is deductible for income tax purposes. The total amount recorded as goodwill decreased by approximately $2 million from the date of consolidation to December 31, 2011 due to a change in the foreign currency exchange rate. The net change to goodwill in response to changes in the foreign currency exchange rates from December 31, 2011 to September 30, 2012 was nil. All intangible assets other than goodwill are being amortized over an average useful life of 18 years.

        If consolidation of Sasol-Huntsman had occurred on January 1, 2011, the approximate pro forma revenues attributable to both our Company and Huntsman International would have been $8,618 million for the nine months ended September 30, 2011. There would have been no impact to the combined earnings attributable to us or Huntsman International, excluding a one-time noncash gain of approximately $12 million recognized upon consolidation included in other operating expense in the condensed consolidated statements of operations (unaudited). Upon consolidation, we also recognized a one-time noncash income tax expense of approximately $2 million. The fair value of the noncontrolling interest was estimated to be $61 million at April 1, 2011. The noncontrolling interest was valued at 50% of the fair value of the net assets as of April 1, 2011, as dictated by the ownership interest percentages, adjusted for certain tax consequences only applicable to one parent.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2012 and December 31, 2011, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2012	$73	$—	$11	$8	$92
2012 charges for 2007 and prior initiatives	2	—	—	—	2
2012 charges for 2009 initiatives	1	—	—	4	5
2012 charges for 2010 initiatives	—	—	—	1	1
2012 charges for 2011 initiatives	4	1	—	4	9
2012 charges for 2012 initiatives	33	—	—	6	39
Reversal of reserves no longer required	(13)	—	—	(1)	(14)
2012 payments for 2007 and prior initiatives	(1)	—	(1)	(1)	(3)
2012 payments for 2009 initiatives	(2)	—	—	(4)	(6)
2012 payments for 2010 initiatives	(2)	—	(1)	—	(3)
2012 payments for 2011 initiatives	(19)	(1)	—	(4)	(24)
2012 payments for 2012 initiatives	(4)	—	—	(5)	(9)
Foreign currency effect on liability balance	1	—	—	—	1

Accrued liabilities as of September 30, 2012	$73	$—	$9	$8	$90

(1)
The total workforce reduction reserves of $73 million relate to the termination of 581 positions, of which 544 positions had not been terminated as of September 30, 2012.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2012	December 31, 2011
2007 initiatives and prior	$2	$2
2009 initiatives	7	11
2010 initiatives	9	16
2011 initiatives	42	63
2012 initiatives	30	—

Total	$90	$92

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2012	$—	$1	$12	$69	$3	$6	$1	$92
2012 charges for 2007 and prior initiatives	—	—	—	2	—	—	—	2
2012 charges for 2009 initiatives	—	—	1	—	4	—	—	5
2012 charges for 2010 initiatives	—	—	—	—	—	—	1	1
2012 charges for 2011 initiatives	—	—	3	6	—	—	—	9
2012 charges for 2012 initiatives	37	—	2	—	—	—	—	39
Reversal of reserves no longer required	—	—	—	(14)	—	—	—	(14)
2012 payments for 2007 and prior initiatives	—	—	—	(2)	(1)	—	—	(3)
2012 payments for 2009 initiatives	—	—	(1)	—	(5)	—	—	(6)
2012 payments for 2010 initiatives	—	(1)	—	(1)	—	—	(1)	(3)
2012 payments for 2011 initiatives	—	—	(12)	(12)	—	—	—	(24)
2012 payments for 2012 initiatives	(7)	—	(2)	—	—	—	—	(9)
Foreign currency effect on liability balance	—	—	—	1	1	—	(1)	1

Accrued liabilities as of September 30, 2012	$30	$—	$3	$49	$2	$6	$—	$90

Current portion of restructuring reserves	$18	$—	$2	$28	$2	$6	$—	$56
Long-term portion of restructuring reserve	12	—	1	21	—	—	—	34
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	1	—	—	15	—	—	—	16
Estimated additional charges beyond one year	—	—	—	4	—	—	—	4

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and noncash restructuring charges for the three and nine months ended September 30, 2012 and 2011 by initiative are provided below (dollars in millions):

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Cash charges:
2012 charges for 2007 and prior initiatives	$—	$2
2012 charges for 2009 initiatives	1	5
2012 charges for 2010 initiatives	—	1
2012 charges for 2011 initiatives	5	9
2012 charges for 2012 initiatives	33	39
Reversal of reserves no longer required	(1)	(14)
Noncash charges	9	10

Total 2012 Restructuring, Impairment and Plant Closing Costs	$47	$52

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Cash charges:
2011 charges for 2007 and prior initiatives	$—	$2
2011 charges for 2009 initiatives	2	5
2011 charges for 2010 initiatives	2	5
2011 charges for 2011 initiatives	99	110
Reversal of reserves no longer required	(1)	(4)
Noncash charges	53	53

Total 2011 Restructuring, Impairment and Plant Closing Costs	$155	$171

2012 RESTRUCTURING ACTIVITIES

        During the nine months ended September 30, 2012, our Polyurethanes segment implemented a restructuring program to reduce annualized fixed costs by approximately $75 million by the third quarter of 2013. In connection with this program, we recorded restructuring expenses of $37 million during the nine months ended September 30, 2012 primarily for workforce reductions. We expect to incur additional charges of approximately $1 million relating to this program through September 2013.

        During the nine months ended September 30, 2012, our Advanced Materials segment recorded charges of $6 million primarily related to the reorganization of our global business structure, the relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas and a redesign of our planning process focused on inventory reduction. In connection with the restructuring in Switzerland, we recorded a $3 million noncash charge related to a pension settlement loss.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the nine months ended September 30, 2012, we recorded charges of $5 million and a $2 million noncash charge for asset impairments and a $5 million noncash charge for a pension settlement loss. We expect to incur additional restructuring and plant closing charges, excluding site exit costs, of approximately $19 million through December 31, 2014. In addition, during the nine months ended September 30, 2012, our Textile Effects segment recorded charges of $3 million primarily related to the closure of our St. Fons, France facility and a global transfer pricing initiative. Also during the nine months ended September 30, 2012, we reversed $14 million of reserves that were no longer required for workforce reductions at our production facility in Langweid, Germany, the consolidation of manufacturing activities and processes at our site in Basel, Switzerland and closure of our production facilities in Basel, Switzerland.

        During the nine months ended September 30, 2012, our Pigments segment recorded charges of $4 million related to the closure of our Grimsby, U.K. plant.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	September 30, 2012	December 31, 2011
Senior Credit Facilities:
Term loans	$1,613	$1,696
Amounts outstanding under A/R programs	237	237
Senior notes	490	472
Senior subordinated notes	892	976
HPS (China) debt	109	167
Variable interest entities	266	281
Other	73	113

Total debt—excluding debt to affiliates	$3,680	$3,942

Total current portion of debt	$130	$212
Long-term portion	3,550	3,730

Total debt—excluding debt to affiliates	$3,680	$3,942

Total debt—excluding debt to affiliates	$3,680	$3,942
Notes payable to affiliates-noncurrent	3	4

Total debt	$3,683	$3,946

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	September 30, 2012	December 31, 2011
Senior Credit Facilities:
Term loans	$1,613	$1,696
Amounts outstanding under A/R programs	237	237
Senior notes	490	472
Senior subordinated notes	892	976
HPS (China) debt	109	167
Variable interest entities	266	281
Other	73	113

Total debt—excluding debt to affiliates	$3,680	$3,942

Total current portion of debt	$130	$212
Long-term portion	3,550	3,730

Total debt—excluding debt to affiliates	$3,680	$3,942

Total debt—excluding debt to affiliates	$3,680	$3,942
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	610	439

Total debt	$4,390	$4,481

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); Huntsman Corporation is not a guarantor of such subsidiary debt.

Senior Credit Facilities

        As of September 30, 2012, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our term loan B facility ("Term Loan B"), our extended term loan B facility ("Extended Term Loan B"), our extended term loan B facility—Series 2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

("Extended Term Loan B—Series 2") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Term Loan B	NA	243		243		USD LIBOR plus 1.50%	2014
Extended Term Loan B	NA	637		637		USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 2.75%	2017	(3)
Term Loan C	NA	419		391		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $19 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of September 30, 2012, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

        During the nine months ended September 30, 2012, we made the following payments on our Senior Credit Facilities:

  •
  On September 24, 2012, we prepaid $58 million on our Term Loan B.

  •
  On September 7, 2012, we prepaid $3 million on our Term Loan B, $6 million on our Extended Term Loan B, $4 million on our Extended Term Loan B—Series 2, and $4 million on our Term Loan C.

  •
  On April 2, 2012, we paid the annual scheduled repayment of $3 million on our Term Loan B, $7 million on our Extended Term Loan B, and $4 million on our Term Loan C.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        In connection with these debt repayments, we recognized a loss on early extinguishment of debt of approximately $1 million during the nine months ended September 30, 2012.

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

  •
  increased the interest rate margin with respect to Extended Term Loan B—Series 2 to LIBOR plus 3.00% (the interest rate margin is subject to a leverage-based step-down, which was achieved based on June 30, 2012 results); and

  •
  set the amortization on the Extended Term Loan B—Series 2 at 1% of the principal amount.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the nine months ended September 30, 2012 and 2011, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1
Three months ended September 30, 2011	6.875% Senior Subordinated Notes due 2013	€14 (approximately $19)	€14 (approximately $19)	$—
Three months ended September 30, 2011	7.50% Senior Subordinated Notes due 2013	€12 (approximately $17)	€12 (approximately $17)	$—
July 25, 2011	7.375% Senior Subordinated Notes due 2013	$75	$77	$2
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3

Other Debt

        During the nine months ended September 30, 2012, HPS repaid $2 million and RMB 120 million (approximately $19 million) on term loans and working capital loans under its secured facilities. As of September 30, 2012, HPS had $10 million and RMB 354 million (approximately $56 million) outstanding under its secured facilities. In connection with these payments, the lenders agreed to release our Company as a guarantor.

        During the nine months ended September 30, 2012, HPS repaid RMB 229 million (approximately $36 million) under its loan facility for working capital loans and discounting of commercial drafts. As of September 30, 2012, HPS had RMB 270 million (approximately $43 million) outstanding, which is classified as current portion of debt on the accompanying condensed consolidated balance sheets (unaudited).

        On March 30, 2012, we repaid the remaining A$26 million (approximately $27 million) outstanding under our Australian subsidiary's credit facility (the "Australian Credit Facility"), which represents

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

repayment of A$14 million (approximately $15 million) under the revolving facility and A$12 million (approximately $12 million) under the term loan facility.

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2012, there was $707 million outstanding under the Intercompany Note owed us by Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of both September 30, 2012 and December 31, 2011 on the condensed consolidated balance sheets (unaudited). As of September 30, 2012, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. accounts receivable securitization program ("U.S. A/R Program"), less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our U.S. A/R Program and our European accounts receivable securitization program (the "EU A/R Program" and collectively with the U.S. A/R Program the "A/R Programs") and our notes.

        Our material financing arrangements contain certain covenants with which we must comply. A failure to comply with a covenant could result in a default under a financing arrangement unless we obtained an appropriate waiver or forbearance (as to which we can provide no assurance). A default under these material financing arrangements generally allows debt holders the option to declare the underlying debt obligations immediately due and payable. Furthermore, certain of our material financing arrangements contain cross default and cross acceleration provisions under which a failure to comply with the covenants in one financing arrangement may result in an event of default under another financing arrangement.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multi-currency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2012, we had approximately $199 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

comprehensive income (loss). We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of September 30, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive income (loss). We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of September 30, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income (loss). Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of September 30, 2012, the combined fair value of these two hedges was $4 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of September 30, 2012 was €47 million (approximately $61 million) and the derivative transactions do not qualify for hedge accounting. As of September 30, 2012, the fair value of this hedge was €2 million (approximately $3 million) and the hedge was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For the three months and nine months ended September 30, 2012, we recorded interest expense of less than €1 million (less than $1 million) due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of September 30, 2012 was $36 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2012, the fair value of the swap was $6 million and was recorded as other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For both the three and nine months ended September 30, 2012, we recorded interest expense of less than $1 million due to changes in the fair value of the swap.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        In conjunction with the issuance of the 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). These swaps are designated as a hedge of net investment for financial reporting purposes. As of September 30, 2012, the fair value of these swaps was $29 million and was recorded in noncurrent assets in our condensed consolidated balance sheets (unaudited).

        As of and for the three and nine months ended September 30, 2012, the changes in fair value of the realized gains (losses) recorded in the condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2012, we have designated €255 million (approximately $327 million) of euro-denominated debt and cross-currency interest rate swaps as a hedge of our net investments. For the three and nine months ended September 30, 2012, the amount of loss recognized on the hedge of our net investments was $6 million and approximately $1 million, respectively, and was recorded in other comprehensive income (loss). As of September 30, 2012, we had €1,211 million (approximately $1,558 million) in net euro assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$14	$14	$12	$12
Cross-currency interest rate contracts	29	29	27	27
Interest rate contracts	(19)	(19)	(17)	(17)
Long-term debt (including current portion)	(3,680)	(3,941)	(3,942)	(4,061)

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

        The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements (unaudited) since September 30, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	September 30, 2012	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$14	$14	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	29	—	29	—

Total assets	$43	$14	$29	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(19)	$—	$(19)	$—

		Fair Value Amounts Using
Description	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$12	$12	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	27	—	—	27

Total assets	$39	$12	$—	$27

Liabilities:
Derivatives:
Interest rate contracts(2)	$(17)	$—	$(17)	$—

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

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the nine months ended September 30, 2012 and the year ended December 31, 2011.

        The following table shows a reconciliation of beginning and ending balances for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$—	$27
Transfers into Level 3	—	—
Transfer out of Level 3(1)	—	(27)
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases, sales, issuances and settlements	—	—

Ending balance, September 30, 2012	$—	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2012	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$(5)	$19
Transfers into or out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive income (loss)	24	—
Purchases, sales, issuances and settlements	—	—

Ending balance, September 30, 2011	$19	$19

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2011	$—	$—

(1)
We are party to cross-currency interest rate contracts that are measured at fair value in our financial statements (unaudited). These instruments have historically been categorized by us as Level 3 within the fair value hierarchy due to an unobservable input associated with the credit valuation adjustment, which we deemed to be a significant input to the overall measurement of fair value at inception. During the nine months ended September 30, 2012, this credit valuation adjustment has ceased to be a significant input to the entire fair value measurement of these instruments. The remaining inputs which are significant to the fair value measurement of these instruments represent observable market inputs that are inputs other than quoted prices (Level 2 inputs).

        Our policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. Due to the change in significance of the credit valuation adjustment to the entire fair value measurement of these instruments, effective January 1, 2012, we have categorized our cross-currency interest rate contracts as Level 2 within the fair value hierarchy.

        Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Interest expense	Other comprehensive income (loss)	Interest expense	Other comprehensive income (loss)
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized gains relating to assets still held at September 30, 2012	—	—	—	—

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

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and nine months ended September 30, 2012 and 2011, we had no impairments related to these assets.

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Service cost	$12	$18	$1	$—
Interest cost	36	39	2	2
Expected return on assets	(45)	(47)	—	—
Amortization of prior service cost	(2)	(2)	(1)	(1)
Amortization of actuarial loss	11	9	—	1
Settlement loss	8	—	—	—

Net periodic benefit cost	$20	$17	$2	$2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$43	$51	$3	$2
Interest cost	109	116	5	6
Expected return on assets	(136)	(141)	—	—
Amortization of prior service cost	(6)	(5)	(2)	(2)
Amortization of actuarial loss	33	23	1	1
Settlement loss	8	—	—	—

Net periodic benefit cost	$51	$44	$7	$7

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Service cost	$12	$18	$1	$—
Interest cost	36	39	2	2
Expected return on assets	(45)	(47)	—	—
Amortization of prior service cost	(2)	(2)	(1)	(1)
Amortization of actuarial loss	13	9	—	1
Settlement loss	8	—	—	—

Net periodic benefit cost	$22	$17	$2	$2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$43	$51	$3	$2
Interest cost	109	116	5	6
Expected return on assets	(136)	(141)	—	—
Amortization of prior service cost	(6)	(5)	(2)	(2)
Amortization of actuarial loss	37	26	1	1
Settlement loss	8	—	—	—

Net periodic benefit cost	$55	$47	$7	$7

        During the first quarter of 2012, certain U.K. pension plans were closed to new entrants. For existing participants, benefits will only grow as a result of increases in pay. Defined contribution plans were established to replace these pension plans for future benefit accruals. This change did not have a significant impact on our pension liability.

        During 2012, the pension plan formula one of our U.S. subsidiaries was converted from an average pay design to a cash balance plan design. The existing defined contribution plan match was enhanced to offset this reduction in benefits. In connection with this plan change, we reduced our pension liability by approximately $23 million with a corresponding offset to other comprehensive income (loss) during the nine months ended September 30, 2012.

        During the nine months ended September 30, 2012 and 2011, we made contributions to our pension and other postretirement benefit plans of $124 million and $132 million, respectively. During the remainder of 2012, we expect to contribute an additional amount of $31 million to these plans.

        In connection with employee terminations in Switzerland related to restructuring programs, we recorded a noncash pension settlement loss of $8 million in the third quarter of 2012.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

        Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. Repurchases under this program may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2012, we did not repurchase any shares of our outstanding common stock under the repurchase program. As of September 30, 2012, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY (Continued)

COMMON STOCK DIVIDENDS

        On each of September 28, June 29 and March 30, 2012, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of September 14, June 15, and March 15, 2012, respectively. On each of September 30, June 30 and March 31, 2011, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of September 15, June 15, and March 15, 2011, respectively.

12. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

			Other comprehensive income (loss)
	Accumulated other comprehensive loss
			Three months ended		Nine months ended
	September 30, 2012	December 31, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Foreign currency translation adjustments, net of tax of $23 and $24 as of September 30, 2012 and December 31, 2011, respectively	$243	$218	$94	$(117)	$25	$30
Pension and other postretirement benefit adjustments, net of tax of $109 and $124 as of September 30, 2012 and December 31, 2011, respectively	(745)	(800)	14	(78)	55	(70)
Other comprehensive income (loss) of unconsolidated affiliates	7	8	—	3	(1)	3
Other, net	2	3	—	(3)	(1)	(2)

Total	(493)	(571)	108	(195)	78	(39)
Amounts attributable to noncontrolling interests	10	12	(2)	—	(2)	(1)

Amounts attributable to Huntsman Corporation	$(483)	$(559)	$106	$(195)	$76	$(40)

Huntsman International

			Other comprehensive income (loss)
	Accumulated other comprehensive loss
			Three months ended		Nine months ended
	September 30, 2012	December 31, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Foreign currency translation adjustments, net of tax of $10 and $11 as of September 30, 2012 and December 31, 2011, respectively	$242	$217	$94	$(118)	$25	$30
Pension and other postretirement benefit adjustments, net of tax of $140 and $156 as of September 30, 2012 and December 31, 2011, respectively	(787)	(845)	15	(77)	58	(66)
Other comprehensive income (loss) of unconsolidated affiliates	7	8	—	3	(1)	3
Other, net	(3)	(3)	—	(2)	—	(2)

Total	(541)	(623)	109	(194)	82	(35)
Amounts attributable to noncontrolling interests	10	12	(2)	—	(2)	(1)

Amounts attributable to Huntsman International	$(531)	$(611)	$107	$(194)	$80	$(36)

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

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Asbestos Litigation

        We have been named as a premises defendant in a number of asbestos exposure cases, typically claims by nonemployees of exposure to asbestos while at a facility. In the past, these cases typically involved multiple plaintiffs bringing actions against multiple defendants, and the complaints have not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred or what injuries each plaintiff claimed. Rarely do the complaints in these cases state the amount of damages being sought. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery.

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

	Nine months ended September 30,
	2012	2011
Unresolved at beginning of period	1,080	1,116
Tendered during period	3	10
Resolved during period(1)	2	43
Unresolved at end of period	1,081	1,083

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

          We have never made any payments with respect to these cases. As of September 30, 2012, we had an accrued liability of $10 million relating to these cases and a corresponding receivable of $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2012.

          Certain cases in which we are a premises defendant are not subject to indemnification by prior owners or operators. However, we may be entitled to insurance or other recovery in some of these cases. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Nine months ended September 30,
	2012	2011
Unresolved at beginning of period	36	37
Filed during period	8	9
Resolved during period	3	8
Unresolved at end of period	41	38

          We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $82,000 and $442,000 during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we had an accrual of $225,000 relating to these cases and we expect insurance proceeds to offset this cost. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2012.

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

          Two similar civil antitrust class action cases were filed May 5 and 17, 2006 in the Superior Court of Justice, Ontario Canada and Superior Court, Province of Quebec, District of Quebec, on behalf of purported classes of Canadian direct and indirect purchasers of MDI, TDI and polyether polyols. On April 11, 2012, we reached agreement to resolve these cases for an amount immaterial to our condensed consolidated financial statements (unaudited). On July 27, 2012, the Canadian courts approved the settlement, and the settlement has since been paid.

          A purported class action case filed February 15, 2005 by purchasers in California of products containing rubber and urethane chemicals and pending in Superior Court of California, County of San Francisco is stayed pending resolution of the Kansas multidistrict litigation. The plaintiffs in this matter make similar claims against the defendants as the class plaintiffs in the Kansas multidistrict litigation. While we have previously disclosed this matter because it is related to the Polyether Polyols cases, we do not believe this matter by itself will have a material impact on our condensed consolidated financial statements (unaudited).

          We have been named as a defendant in two purported class action civil antitrust suits alleging that we and our co-defendants and other co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The cases were filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland and a consolidated complaint was filed on April 12, 2010. The other defendants named in this matter are E.I. du Pont de Nemours and Company, Kronos Worldwide Inc., Millennium Inorganic Chemicals, Inc. and the National Titanium Dioxide Company Limited (d/b/a Cristal). The court certified the case as a class action on August 28, 2012 although notice to putative class members has not yet been given while we and our co-defendants pursue an appeal of the class certification before the Court of Appeals for the Fourth Circuit. The trial is set to begin September 9, 2013.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

  Product Delivery Claim

          We have been notified by a customer of potential claims related to our allegedly delivering a different product from that which it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims of up to an aggregate of €153 million (approximately $191 million) relating to this matter and believed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $145 million). Based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs to us. We believe the range of possible loss to our Company in this matter to be between €0 and €113 million and have made no accrual with respect to this matter.

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

  Environmental, Health and Safety Systems

          We are committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us.

  EHS Capital Expenditures

          We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2012 and 2011, our capital expenditures for EHS matters totaled $61 million and $55 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

          By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of September 30, 2012, we had an accrued liability of $30 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $35 million and $36 million for environmental liabilities as of September 30, 2012 and December 31, 2011, respectively. Of these amounts, $10 million and $7 million were classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of September 30, 2012 and December 31, 2011, respectively, and $25 million and $29 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets (unaudited) as of September 30, 2012 and December 31, 2011, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years.

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

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of September 30, 2012, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of September 30, 2012, we had 8 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Huntsman Corporation compensation costs	$6	$3	$21	$19
Huntsman International compensation costs	6	2	20	17

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $6 million and $5 million for the nine months ended September 30, 2012 and 2011, respectively.

STOCK OPTIONS

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve at the time of grant. The assumptions noted below represent the weighted average of the assumptions utilized for stock options granted during the periods.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Dividend yield	NA	3.6%	3.0%	2.3%
Expected volatility	NA	65.0%	65.3%	65.6%
Risk-free interest rate	NA	1.8%	1.3%	2.8%
Expected life of stock options granted during the period	NA	6.6 years	6.6 years	6.6 years

        During the three months ended September 30, 2012, no stock options were granted.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the Stock Incentive Plan as of September 30, 2012 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2012	10,345	$13.83
Granted	1,363	13.41
Exercised	(661)	3.25
Forfeited	(251)	19.76

Outstanding at September 30, 2012	10,796	14.29	5.6	$41

Exercisable at September 30, 2012	8,643	14.27	4.8	38

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2012 was $6.36 per option. As of September 30, 2012, there was $11 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

        The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $7 million and $19 million, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of September 30, 2012 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2012	2,287		$9.92	1,100	$9.42
Granted	934		13.41	383	13.41
Vested	(1,395)	(1)	7.07	(760)	6.53
Forfeited	(27)		15.26	(63)	15.32

Nonvested at September 30, 2012	1,799		13.86	660	14.51

(1)
As of September 30, 2012, a total of 516,338 restricted stock units were vested, of which 72,161 vested during the nine months ended September 30, 2012. These shares have not been reflected as vested shares in this table because in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of September 30, 2012, there was $21 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years. The value of share awards that vested during the nine months ended September 30, 2012 and 2011 was $21 million and $23 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. During the nine months ended September 30, 2012, on a discrete basis, we changed our judgment about certain valuation allowances, primarily related to operations of our Textile Effects segment, resulting in a net $1 million benefit for changes in valuation allowance related to certain net deferred assets in Guatemala, Indonesia, and China. In addition, due to changes in certain intercompany operations, we increased our estimated future taxable income in Luxembourg and released valuation allowances of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. INCOME TAXES (Continued)

$12 million and $8 million on certain net deferred assets during the nine months ended September 30, 2012 and 2011, respectively.

        During the nine months ended September 30, 2012, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $4 million, and during the nine months ended September 30, 2011, we recorded no net change in unrecognized tax benefits.

        During the nine months ended September 30, 2012, we were granted a tax holiday for the period from January 1, 2012 through December 31, 2016 with respect to certain income from Pigments products manufactured in Malaysia. We are required to make certain investments in order to enjoy the benefits of the tax holiday and we intend to make these investments. During the nine months ended September 30, 2012, we recorded a discrete benefit of $3 million from de-recognition of a net deferred tax liability that will reverse during the holiday period. The amount of tax benefit to be realized from the tax holiday is directly dependent on the amount of future pre-tax income generated. We expect that the effects of the tax holiday will not be material to our provision for income taxes.

        During the nine months ended September 30, 2012, we recorded approximately $12 million of tax benefits on the approximately $50 million of restructuring, impairment and plant closing costs attributable to the significant restructuring of our Polyurethanes and Textile Effects segments. During the nine months ended September 30, 2011, we recorded approximately $2 million of tax benefits on the approximately $160 million of restructuring, impairment and plant closing costs attributable to the significant restructuring of our Textile Effects and Advanced Materials segments. The majority of these 2011 restructuring expenses relate to operations in Switzerland where we have a full valuation allowance on our net deferred tax assets.

Huntsman Corporation

        Excluding the tax effects resulting from the net valuation allowance changes and restructuring costs, the net unrecognized tax benefit items and the Malaysia tax holiday discussed above, we recorded income tax expense of $210 million and $121 million for the nine months ended September 30, 2012 and 2011, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

        Excluding the tax effects resulting from the net valuation allowance changes and restructuring costs, the net unrecognized tax benefit items and the Malaysia tax holiday discussed above, Huntsman International recorded income tax expense of $212 million and $121 million for the nine months ended September 30, 2012 and 2011, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. DISCONTINUED OPERATIONS

AUSTRALIAN STYRENICS BUSINESS SHUTDOWN

        During the first quarter of 2010, we ceased operation of our former Australian styrenics business. The following results of operations of our former Australian styrenics business have been presented as discontinued operations in the condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$10	$10	$28	$28
Costs and expenses, net of credits	(11)	7	(37)	(34)

Operating (loss) income	(1)	17	(9)	(6)
Income tax (expense) benefit	—	(7)	2	1

(Loss) income from discontinued operations, net of tax	$(1)	$10	$(7)	$(5)

        In 2006, product defect actions were filed against our subsidiary, HCCA, in Australian courts relating to the sale and supply of vinyl ester resins that were used in the manufacture of fiberglass swimming pools. HCCA ceased manufacturing these specific resin formulations by 2004 and sold the business that manufactured and sold these resins in 2007.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. NET INCOME (LOSS) PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$116	$(44)	$409	$145

Net income (loss):
Net income (loss) attributable to Huntsman Corporation	$116	$(34)	$403	$142

Denominator:
Shares
Weighted average shares outstanding	237.9	237.6	237.4	238.2
Dilutive securities:
Stock-based awards	2.9	—	2.9	4.4

Total weighted average shares outstanding, including dilutive shares	240.8	237.6	240.3	242.6

        Additional stock-based awards of 7.9 million and 6.8 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2012 and 2011, respectively, and additional stock-based awards of 9.3 million and 6.7 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2012 and 2011, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 periods because the effect would be anti-dilutive.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Polyurethanes	$1,244	$1,209	$3,735	$3,391
Performance Products	742	846	2,319	2,546
Advanced Materials	328	349	1,014	1,059
Textile Effects	182	173	562	563
Pigments	319	455	1,150	1,243
Eliminations	(74)	(56)	(212)	(213)

Total	$2,741	$2,976	$8,568	$8,589

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$203	$136	$544	$392
Performance Products	107	97	282	325
Advanced Materials	24	2	77	69
Textile Effects	(22)	(157)	(37)	(175)
Pigments	69	161	346	357
Corporate and other(2)	(40)	(52)	(125)	(196)

Subtotal	341	187	1,087	772
Discontinued Operations(3)	—	17	(4)	(6)

Total	341	204	1,083	766
Interest expense, net	(56)	(63)	(172)	(187)
Income tax expense—continuing operations	(61)	(55)	(186)	(111)
Income tax (expense) benefit—discontinued operations	—	(7)	2	1
Depreciation and amortization	(108)	(113)	(324)	(327)

Net income (loss) attributable to Huntsman Corporation	$116	$(34)	$403	$142

Huntsman International
Segment EBITDA(1)
Polyurethanes	$203	$136	$544	$392
Performance Products	107	97	282	325
Advanced Materials	24	2	77	69
Textile Effects	(22)	(157)	(37)	(175)
Pigments	69	161	346	357
Corporate and other(2)	(41)	(52)	(125)	(196)

Subtotal	340	187	1,087	772
Discontinued Operations(3)	—	17	(4)	(6)

Total	340	204	1,083	766
Interest expense, net	(59)	(66)	(181)	(197)
Income tax expense—continuing operations	(62)	(55)	(188)	(111)
Income tax (expense) benefit—discontinued operations	—	(7)	2	1
Depreciation and amortization	(102)	(107)	(306)	(310)

Net income (loss) attributable to Huntsman International	$117	$(31)	$410	$149

(1)
Segment EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

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

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$4	$3	$264	$—	$271
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	34	146	1,446	—	1,626
Accounts receivable from affiliates	1,621	3,933	119	(5,410)	263
Inventories	91	312	1,411	(7)	1,807
Prepaid expenses	9	11	61	(18)	63
Deferred income taxes	6	—	49	(15)	40
Other current assets	218	4	230	(218)	234

Total current assets	1,983	4,409	3,589	(5,668)	4,313
Property, plant and equipment, net	375	859	2,297	—	3,531
Investment in unconsolidated affiliates	5,875	1,670	134	(7,456)	223
Intangible assets, net	30	2	47	(4)	75
Goodwill	(16)	82	41	—	107
Deferred income taxes	66	—	189	(65)	190
Notes receivable from affiliates	20	928	2	(948)	2
Other noncurrent assets	84	133	267	—	484

Total assets	$8,417	$8,083	$6,566	$(14,141)	$8,925

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55	$251	$711	$—	$1,017
Accounts payable to affiliates	2,955	1,119	1,386	(5,409)	51
Accrued liabilities	91	353	509	(235)	718
Deferred income taxes	—	39	7	(17)	29
Note payable to affiliate	100	—	—	—	100
Current portion of debt	24	—	106	—	130

Total current liabilities	3,225	1,762	2,719	(5,661)	2,045
Long-term debt	2,995	—	555	—	3,550
Notes payable to affiliates	607	—	952	(949)	610
Deferred income taxes	—	144	94	34	272
Other noncurrent liabilities	173	152	582	—	907

Total liabilities	7,000	2,058	4,902	(6,576)	7,384
Equity
Huntsman International LLC members' equity:
Members' equity	3,103	4,732	2,349	(7,081)	3,103
Accumulated deficit	(1,155)	(289)	(295)	584	(1,155)
Accumulated other comprehensive (loss) income	(531)	1,582	(471)	(1,111)	(531)

Total Huntsman International LLC members' equity	1,417	6,025	1,583	(7,608)	1,417
Noncontrolling interests in subsidiaries	—	—	81	43	124

Total equity	1,417	6,025	1,664	(7,565)	1,541

Total liabilities and equity	$8,417	$8,083	$6,566	$(14,141)	$8,925

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$240	$838	$1,613	$—	$2,691
Related party sales	187	92	306	(535)	50

Total revenues	427	930	1,919	(535)	2,741
Cost of goods sold	362	689	1,706	(558)	2,199

Gross profit	65	241	213	23	542
Selling, general and administrative	43	25	152	—	220
Research and development	10	9	16	—	35
Other operating (income) expense	(1)	(5)	4	2	—
Restructuring, impairment and plant closing costs (credits)	1	(1)	47	—	47

Operating income (loss)	12	213	(6)	21	240
Interest (expense) income, net	(52)	10	(17)	—	(59)
Equity in income (loss) of investment in affiliates and subsidiaries	146	(20)	3	(127)	2
Loss on early extinguishment of debt	(1)	—	—	—	(1)
Other income	—	21	1	(21)	1

Income (loss) from continuing operations before income taxes	105	224	(19)	(127)	183
Income tax benefit (expense)	11	(80)	7	—	(62)

Income (loss) from continuing operations	116	144	(12)	(127)	121
Income (loss) from discontinued operations, net of tax	1	—	(2)	—	(1)

Income (loss) before extraordinary gain	117	144	(14)	(127)	120
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	1	—	1

Net income (loss)	117	144	(13)	(127)	121
Net loss (income) attributable to noncontrolling interests	—	1	(6)	1	(4)

Net income (loss) attributable to Huntsman International LLC	$117	$145	$(19)	$(126)	$117

Net income (loss)	$117	$144	$(13)	$(127)	$121
Other comprehensive income	107	61	87	(146)	109
Comprehensive income (loss) attributable to noncontrolling interests	—	1	(8)	1	(6)

Comprehensive income attributable to Huntsman International LLC	$224	$206	$66	$(272)	$224

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$247	$870	$1,803	$3	$2,923
Related party sales	161	117	299	(524)	53

Total revenues	408	987	2,102	(521)	2,976
Cost of goods sold	360	821	1,827	(527)	2,481

Gross profit	48	166	275	6	495
Selling, general and administrative	35	20	161	—	216
Research and development	13	9	20	—	42
Other operating (income) expense	(2)	15	(14)	—	(1)
Restructuring, impairment and plant closing costs	—	—	155	—	155

Operating income (loss)	2	122	(47)	6	83
Interest (expense) income, net	(54)	11	(23)	—	(66)
Equity in income (loss) of investment in affiliates and subsidiaries	19	(73)	2	54	2
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Other expense	—	—	—	(1)	(1)

(Loss) income from continuing operations before income taxes	(35)	60	(68)	59	16
Income tax benefit (expense)	11	(46)	(20)	—	(55)

(Loss) income from continuing operations	(24)	14	(88)	59	(39)
(Loss) income from discontinued operations, net of tax	(7)	(1)	18	—	10

Net (loss) income	(31)	13	(70)	59	(29)
Net income attributable to noncontrolling interests	—	(1)	(1)	—	(2)

Net (loss) income attributable to Huntsman International LLC	$(31)	$12	$(71)	$59	$(31)

Net (loss) income	$(31)	$13	$(70)	$59	$(29)
Other comprehensive loss	(194)	(167)	(184)	351	(194)
Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive loss attributable to Huntsman International LLC	$(225)	$(154)	$(256)	$410	$(225)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$718	$2,654	$5,034	$—	$8,406
Related party sales	536	346	884	(1,604)	162

Total revenues	1,254	3,000	5,918	(1,604)	8,568
Cost of goods sold	1,071	2,300	5,170	(1,601)	6,940

Gross profit	183	700	748	(3)	1,628
Selling, general and administrative	142	76	451	—	669
Research and development	32	27	53	—	112
Other operating (income) expense	(4)	2	7	2	7
Restructuring, impairment and plant closing costs	2	—	50	—	52

Operating income	11	595	187	(5)	788
Interest (expense) income, net	(155)	31	(57)	—	(181)
Equity in income of investment in affiliates and subsidiaries	531	102	6	(634)	5
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Other (expense) income	(22)	21	2	1	2

Income from continuing operations before income taxes	363	749	138	(638)	612
Income tax benefit (expense)	44	(214)	(18)	—	(188)

Income from continuing operations	407	535	120	(638)	424
Income (loss) from discontinued operations, net of tax	3	—	(10)	—	(7)

Income before extraordinary gain	410	535	110	(638)	417
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	1	—	1

Net income	410	535	111	(638)	418
Net income attributable to noncontrolling interests	—	—	(11)	3	(8)

Net income attributable to Huntsman International LLC	$410	$535	$100	$(635)	$410

Net income	$410	$535	$111	$(638)	$418
Other comprehensive income	80	80	72	(150)	82
Comprehensive income attributable to noncontrolling interests	—	—	(10)	—	(10)

Comprehensive income attributable to Huntsman International LLC	$490	$615	$173	$(788)	$490

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$682	$2,534	$5,229	$—	$8,445
Related party sales	353	400	868	(1,477)	144

Total revenues	1,035	2,934	6,097	(1,477)	8,589
Cost of goods sold	901	2,403	5,283	(1,463)	7,124

Gross profit	134	531	814	(14)	1,465
Selling, general and administrative	119	77	492	—	688
Research and development	37	25	61	—	123
Other operating expense (income)	31	(23)	(1)	—	7
Restructuring, impairment and plant closing costs	—	—	171	—	171

Operating (loss) income	(53)	452	91	(14)	476
Interest (expense) income, net	(164)	32	(65)	—	(197)
Equity in income (loss) of investment in affiliates and subsidiaries	300	(12)	7	(289)	6
Loss on early extinguishment of debt	(5)	—	—	—	(5)
Other expense	(16)	—	—	16	—

Income from continuing operations before income taxes	62	472	33	(287)	280
Income tax benefit (expense)	87	(166)	(32)	—	(111)

Income from continuing operations	149	306	1	(287)	169
Loss from discontinued operations, net of tax	—	(1)	(4)	—	(5)

Income (loss) before extraordinary gain	149	305	(3)	(287)	164
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2	—	2

Net income (loss)	149	305	(1)	(287)	166
Net income attributable to noncontrolling interests	—	(2)	(9)	(6)	(17)

Net income (loss) attributable to Huntsman International LLC	$149	$303	$(10)	$(293)	$149

Net income (loss)	$149	$305	$(1)	$(287)	$166
Other comprehensive (loss) income	(36)	141	(77)	(63)	(35)
Comprehensive income attributable to noncontrolling interests	—	(1)	(11)	(6)	(18)

Comprehensive income (loss) attributable to Huntsman International LLC	$113	$445	$(89)	$(356)	$113

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$161	124	$349	$(1)	$633

Investing activities:
Capital expenditures	(14)	(55)	(179)	—	(248)
Cash paid for acquisition of a business	—	—	(17)	(1)	(18)
Increase in receivable from affiliate	(97)	—	—	—	(97)
Investment in affiliate	23	(11)	—	(12)	—
Investment in unconsolidated affiliate	(3)	(81)	—	—	(84)
Cash received from unconsolidated affiliates	—	51	—	—	51
Increase in restricted cash	—	—	(2)	—	(2)
Other, net	—	—	2	—	2

Net cash used in investing activities	(91)	(96)	(196)	(13)	(396)

Financing activities:
Net repayments under revolving loan facilities	—	—	(16)	—	(16)
Net borrowings on overdraft facilities	—	—	2	—	2
Repayments of short-term debt	—	—	(40)	—	(40)
Repayments of long-term debt	(175)	—	(67)	—	(242)
Proceeds from issuance of long-term debt	—	—	3	—	3
Proceeds from notes payable to affiliate	172	—	—	—	172
Repayments of notes payable	(24)	—	(9)	—	(33)
Borrowings on notes payable	33	—	1	—	34
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums related to early extinguishment of debt	(2)	—	—	—	(2)
Contribution from parent	—	11	11	(22)	—
Distribution to parent	—	(35)	—	35	—
Dividends paid to parent	(72)	(1)	(1)	2	(72)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	(2)	—	(2)	(1)	(5)

Net cash used in financing activities	(70)	(25)	(118)	14	(199)
Effect of exchange rate changes on cash	—	—	2	—	2

Increase in cash and cash equivalents	—	3	37	—	40
Cash and cash equivalents at beginning of period	4	—	227	—	231

Cash and cash equivalents at end of period	$4	3	$264	$—	$271

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$128	$69	$(125)	$(4)	$68

Investing activities:
Capital expenditures	(15)	(41)	(161)	—	(217)
Proceeds from settlements treated as reimbursement of capital expenditures	—	—	3	—	3
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	28	—	28
Cash paid for acquisition of a business	—	—	(23)	—	(23)
Proceeds from sale of business/assets	—	—	7	—	7
Increase in receivable from affiliate	(35)	—	—	—	(35)
Investment in affiliate	(138)	(4)	—	142	—
Investment in unconsolidated affiliate	—	(17)	—	—	(17)
Cash received from unconsolidated affiliates	—	19	—	—	19
Other, net	1	—	(4)	3	—

Net cash used in investing activities	(187)	(43)	(150)	145	(235)
Financing activities:
Net borrowings on overdraft facilities	—	—	10	—	10
Repayments of short-term debt	—	—	(151)	—	(151)
Borrowings on short-term debt	—	—	126	—	126
Repayments of long-term debt	(212)	—	(75)	—	(287)
Proceeds from issuance of long-term debt	—	—	89	—	89
Proceeds from notes payable to affiliate	105	—	—	—	105
Repayments of notes payable	(23)	—	(1)	—	(24)
Borrowings on notes payable	33	—	2	—	35
Debt issuance costs paid	(7)	—	—	—	(7)
Call premiums related to early extinguishment of debt	(5)	—	—	—	(5)
Contribution from parent	—	(32)	174	(142)	—
Dividends paid to noncontrolling interest	—	—	(5)	—	(5)
Dividends paid to parent	(56)	(1)	—	1	(56)
Excess tax benefit related to stock-based compensation	10	—	—	—	10
Other, net	—	—	3	—	3

Net cash (used in) provided by financing activities	(155)	(33)	172	(141)	(157)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Decrease in cash and cash equivalents	(214)	(7)	(106)	—	(327)
Cash and cash equivalents at beginning of period	220	9	332	—	561

Cash and cash equivalents at end of period	$6	$2	$226	$—	$234

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. SUBSEQUENT EVENTS

        On October 31, 2012, we prepaid $50 million of our Term Loan B.

        On November 2, 2012, Huntsman International announced its intention to issue approximately $300 million of Senior Notes due 2020. We expect to use the net proceeds from this offering, together with existing cash, to redeem a portion of our existing Senior Notes due 2016. In connection with this offering, we expect to record a loss on early extinguishment of debt of approximately $55 million.

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the nine months ended September 30, 2012 and 2011 of $8,568 million and $8,589 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

OUTLOOK

        During the third quarter of 2012, we experienced increased earnings in all segments other than Pigments compared to the prior year. While the factors we describe below are subject to general economic conditions, we expect continued near term earnings pressure on our Pigments segment due to soft demand and higher raw material costs, though we anticipate that earnings improvements across all of our other segments will offset this pressure. Over time, we expect MDI margins in our Polyurethanes segment to improve as utilization rates tighten. We anticipate that the future benefits from our ongoing restructuring and cost cutting efforts will result in a lower cost structure in 2013.

        The following summarizes trends and key considerations that could impact future performance of our operating segments:

Polyurethanes:

  •
  Improving MDI demand

  •
  Restructuring benefit

  •
  Near term seasonal decrease in MDI demand and PO/MTBE pricing

  •
  Higher raw material costs

Performance Products:

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Planned periodic maintenance in the first quarter of 2013

  •
  Near term seasonal decrease in demand

Advanced Materials:

  •
  Restructuring benefit

  •
  Weak Chinese wind energy market

  •
  Near term seasonal decrease in demand

Textile Effects:

  •
  Reorganization and restructuring benefit

  •
  Near term seasonal decrease in demand

Pigments:

  •
  Near term contribution margin pressure

  •
  Favorable ore contracts expiring at end of 2012

  •
  Near term weak demand

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

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2012	2011		2012	2011
Revenues	$2,741	$2,976	(8)%	$8,568	$8,589	—
Cost of goods sold	2,204	2,486	(11)%	6,954	7,138	(3)%

Gross profit	537	490	10%	1,614	1,451	11%
Operating expenses	255	258	(1)%	792	821	(4)%
Restructuring, impairment and plant closing costs	47	155	(70)%	52	171	(70)%

Operating income	235	77	205%	770	459	68%
Interest expense, net	(56)	(63)	(11)%	(172)	(187)	(8)%
Equity in income of investment in unconsolidated affiliates	2	2	—	5	6	(17)%
Loss on early extinguishment of debt	(1)	(2)	(50)%	(2)	(5)	(60)%
Other income (loss)	1	(1)	NM	2	—	NM

Income from continuing operations before income taxes	181	13	NM	603	273	121%
Income tax expense	(61)	(55)	11%	(186)	(111)	68%

Income (loss) from continuing operations	120	(42)	NM	417	162	157%
(Loss) income from discontinued operations	(1)	10	NM	(7)	(5)	40%
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	NM	1	2	(50)%

Net income (loss)	120	(32)	NM	411	159	158%
Net income attributable to noncontrolling interests	(4)	(2)	100%	(8)	(17)	(53)%

Net income (loss) attributable to Huntsman Corporation	116	(34)	NM	403	142	184%
Interest expense, net	56	63	(11)%	172	187	(8)%
Income tax expense from continuing operations	61	55	11%	186	111	68%
Income tax expense (benefit) from discontinued operations	—	7	NM	(2)	(1)	100%
Depreciation and amortization	108	113	(4)%	324	327	(1)%

EBITDA(1)	$341	$204	67%	$1,083	$766	41%

Net income (loss) per share:
Basic	$0.49	$(0.14)	NM	$1.70	$0.60	183%
Diluted	0.48	(0.14)	NM	1.68	0.59	185%
Net cash provided by operating activities				556	25	NM
Net cash used in investing activities				(299)	(200)	50%
Net cash used in financing activities				(378)	(335)	13%
Other non-GAAP measures:
Adjusted EBITDA(1)	$401	$346	16%	$1,163	$971	20%
Adjusted net income(2)	168	114	47%	484	340	42%
Adjusted net income per share(2):
Basic	0.71	0.48	48%	2.04	1.43	43%
Diluted	0.70	0.47	49%	2.01	1.40	44%
Capital expenditures net of reimbursements(3)				248	214	16%

Huntsman International

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2012	2011		2012	2011
Revenues	$2,741	$2,976	(8)%	$8,568	$8,589	—
Cost of goods sold	2,199	2,481	(11)%	6,940	7,124	(3)%

Gross profit	542	495	9%	1,628	1,465	11%
Operating expenses	255	257	(1)%	788	818	(4)%
Restructuring, impairment and plant closing costs	47	155	(70)%	52	171	(70)%

Operating income	240	83	189%	788	476	66%
Interest expense, net	(59)	(66)	(11)%	(181)	(197)	(8)%
Equity in income of investment in unconsolidated affiliates	2	2	—	5	6	(17)%
Loss on early extinguishment of debt	(1)	(2)	(50)%	(2)	(5)	(60)%
Other income (loss)	1	(1)	NM	2	—	NM

Income from continuing operations before income taxes	183	16	NM	612	280	119%
Income tax expense	(62)	(55)	13%	(188)	(111)	69%

Income (loss) from continuing operations	121	(39)	NM	424	169	151%
(Loss) income from discontinued operations	(1)	10	NM	(7)	(5)	40%
Extraordinary gain on the acquisition of a business, net of tax of nil	1	—	NM	1	2	(50)%

Net income (loss)	121	(29)	NM	418	166	152%
Net income attributable to noncontrolling interests	(4)	(2)	100%	(8)	(17)	(53)%

Net income (loss) attributable to Huntsman International	117	(31)	NM	410	149	175%
Interest expense, net	59	66	(11)%	181	197	(8)%
Income tax expense from continuing operations	62	55	13%	188	111	69%
Income tax expense (benefit) from discontinued operations	—	7	NM	(2)	(1)	100%
Depreciation and amortization	102	107	(5)%	306	310	(1)%

EBITDA(1)	$340	$204	67%	$1,083	$766	41%

Net cash provided by operating activities				$633	$68	831%
Net cash used in investing activities				(396)	(235)	69%
Net cash used in financing activities				(199)	(157)	27%
Other non-GAAP measures:
Adjusted EBITDA(1)	$400	$346	16%	$1,163	$971	20%
Adjusted net income(2)	169	117	44%	491	347	41%
Capital expenditures net of reimbursements(3)				248	214	16%

NM—Not
Meaningful

(1)
Our management uses EBITDA and adjusted EBITDA to assess financial performance. EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: loss on early extinguishment of debt; loss (gain) on initial consolidation of subsidiaries; certain legal settlements and related expenses; EBITDA from discontinued operations; acquisition expenses; extraordinary gain on the acquisition of a business; gain on disposition of businesses/assets; and restructuring, impairment, plant closing and transition costs.

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

  For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see the tables below (dollars in millions):

  Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Huntsman Corporation	$116	$(34)	$403	$142
Interest expense, net	56	63	172	187
Income tax expense from continuing operations	61	55	186	111
Income tax expense (benefit) from discontinued operations	—	7	(2)	(1)
Depreciation and amortization	108	113	324	327

EBITDA	341	204	1,083	766
Loss on early extinguishment of debt	1	2	2	5
Loss (gain) on initial consolidation of subsidiaries	4	—	4	(12)
Certain legal settlements and related expenses	4	4	5	38
EBITDA from discontinued operations	—	(17)	4	6
Acquisition expenses	1	1	2	5
Extraordinary gain on the acquisition of a business	(1)	—	(1)	(2)
Gain on disposition of businesses/assets	—	(3)	—	(6)
Restructuring, impairment, plant closing and transition costs:
Polyurethanes	32	—	37	—
Advanced Materials	6	24	9	27
Textile Effects(a)	12	128	13	133
Pigments	1	2	4	9
Corporate and other	—	1	1	2

Total restructuring, impairment, plant closing and transition costs	51	155	64	171

Adjusted EBITDA	$401	$346	$1,163	$971

  Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Huntsman International	$117	$(31)	$410	$149
Interest expense, net	59	66	181	197
Income tax expense from continuing operations	62	55	188	111
Income tax expense (benefit) from discontinued operations	—	7	(2)	(1)
Depreciation and amortization	102	107	306	310

EBITDA	340	204	1,083	766
Loss on early extinguishment of debt	1	2	2	5
Loss (gain) on initial consolidation of subsidiaries	4	—	4	(12)
Certain legal settlements and related expenses	4	4	5	38
EBITDA from discontinued operations	—	(17)	4	6
Acquisition expenses	1	1	2	5
Extraordinary gain on the acquisition of a business	(1)	—	(1)	(2)
Gain on disposition of businesses/assets	—	(3)	—	(6)
Restructuring, impairment, plant closing and transition costs:
Polyurethanes	32	—	37	—
Advanced Materials	6	24	9	27
Textile Effects(a)	12	128	13	133
Pigments	1	2	4	9
Corporate and other	—	1	1	2

Total restructuring, impairment, plant closing and transition costs	51	155	64	171

Adjusted EBITDA	$400	$346	$1,163	$971

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales in the condensed consolidated statements of operations (unaudited).
(2)
Our management also uses adjusted net income to assess financial performance. Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: loss on early extinguishment of debt; loss (gain) on initial consolidation of subsidiaries; certain legal settlements and related expenses; discount amortization on settlement financing; loss (income) from discontinued operations; acquisition expenses; gain on disposition of businesses/assets; extraordinary gain on the acquisition of a business; and restructuring, impairment, plant closing and transition costs. The income tax impacts of each aforementioned item was calculated using the statutory rates in the applicable taxing jurisdiction and considering valuation allowances on deferred tax assets in each jurisdiction. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

  Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Huntsman Corporation	$116	$(34)	$403	$142
Loss on early extinguishment of debt, net of tax of $(1) each for the three months ended, respectively, and $(1) and $(2) for the nine months ended, respectively	—	1	1	3
Loss (gain) on initial consolidation of subsidiaries, net of tax of nil for each of the three months ended, respectively, and net of tax of nil and $2 for the nine months ended, respectively	4	—	4	(10)
Certain legal settlements and related expenses, net of tax of $(2) and $(1) for the three months ended, respectively, and $(2) and $(14) for the nine months ended, respectively	2	3	3	24
Discount amortization on settlement financing, net of tax of $(3) each for the three months ended, respectively, and $(8) each for the nine months ended, respectively	5	4	15	13
Loss (income) from discontinued operations, net of tax of nil and $7 for the three months ended, respectively, and $(2) and $(1) for the nine months ended, respectively	1	(10)	7	5
Acquisition expenses, net of tax of nil each for the three months ended, respectively, and nil and $(1) for the nine months ended, respectively	1	1	2	4
Extraordinary gain on the acquisition of a business, net of tax of nil	(1)	—	(1)	(2)
Gain on disposition of businesses/assets, net of tax of nil	—	(3)	—	(6)
Restructuring, impairment, plant closing and transition costs, net of tax of $(11) and $(3) for the three months ended, respectively, and $(14) and $(4) for the nine months ended, respectively(a)	40	152	50	167

Adjusted net income	$168	$114	$484	$340

Weighted average shares-diluted	240.8	241.3	240.3	242.6

  Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Huntsman International	$117	$(31)	$410	$149
Loss on early extinguishment of debt, net of tax of $(1) each for the three months ended, respectively, and $(1) and $(2) for the nine months ended, respectively	—	1	1	3
Loss (gain) on initial consolidation of subsidiaries, net of tax of nil for each of the three months ended, respectively, and net of tax of nil and $2 for the nine months ended, respectively	4	—	4	(10)
Certain legal settlements and related expenses, net of tax of $(2) and $(1) for the three months ended, respectively, and $(2) and $(14) for the nine months ended, respectively	2	3	3	24
Discount amortization on settlement financing, net of tax of $(3) each for the three months ended, respectively, and $(8) each for the nine months ended, respectively	5	4	15	13
Loss (income) from discontinued operations, net of tax of nil and $7 for the three months ended, respectively, and $(2) and $(1) for the nine months ended, respectively	1	(10)	7	5
Acquisition expenses, net of tax of nil each for the three months ended, respectively, and nil and $(1) for the nine months ended, respectively	1	1	2	4
Extraordinary gain on the acquisition of a business, net of tax of nil	(1)	—	(1)	(2)
Gain on disposition of businesses/assets, net of tax of nil	—	(3)	—	(6)
Restructuring, impairment, plant closing and transition costs, net of tax of $(11) and $(3) for the three months ended, respectively, and $(14) and $(4) for the nine months ended, respectively(a)	40	152	50	167

Adjusted net income	$169	$117	$491	$347

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

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

        For the three months ended September 30, 2012, net income attributable to Huntsman Corporation was $116 million on revenues of $2,741 million, compared with net loss attributable to Huntsman Corporation of $34 million on revenues of $2,976 million for the same period of 2011. For the three months ended September 30, 2012, net income attributable to Huntsman International was $117 million on revenues of $2,741 million, compared with net loss attributable to Huntsman International of $31 million on revenues of $2,976 million for the same period of 2011. The increase of $150 million in net income attributable to Huntsman Corporation and the increase of $148 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended September 30, 2012 decreased by $235 million, or 8%, as compared with the 2011 period. The decrease was due principally to lower average selling prices in our Performance Products, Advanced Materials and Textile Effects segments and lower sales volumes in our Polyurethanes, Performance Products and Pigments segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2012 increased by $47 million each, or 10% and 9%, respectively, as compared with the 2011 period. The increase resulted from higher gross margins in our Polyurethanes, Performance Products and Textile Effects segments, offset in part by lower margins in our remaining segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2012 decreased by $3 million and $2 million, respectively, or 1% each, as compared with the 2011 period. The decrease in operating expenses was primarily due to the impact of foreign currency translation in 2012, offset by a $4 million loss recognized in the third quarter 2012 in connection with the Russian Systems House Acquisition and the $4 million gain on the sale of assets at our Grimsby, U.K. plant recognized in the third quarter of 2011.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2012 decreased to $47 million from $155 million in the 2011 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended September 30, 2012 decreased by $7 million each, or 11% each, as compared with the 2011 period. The decrease is due to lower average debt balances.

  •
  Our income tax expense and the income tax expense of Huntsman International for the three months ended September 30, 2012 increased by $6 million and $7 million, respectively, as compared with the same period in 2011, primarily due to increased pre-tax income. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Loss from discontinued operations, net of tax, for the three months ended September 30, 2012 was $1 million compared to income from discontinued operations, net of tax, of $10 million in the 2011 period. The increase in loss from discontinued operations, net of tax, resulted primarily from the reversal of legal accruals in the 2011 period in connection with product defect litigation. For more information, see "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended September 30,
			Percent Change Favorable (Unfavorable)
	2012	2011
Revenues
Polyurethanes	$1,244	$1,209	3%
Performance Products	742	846	(12)%
Advanced Materials	328	349	(6)%
Textile Effects	182	173	5%
Pigments	319	455	(30)%
Eliminations	(74)	(56)	(32)%

Total	$2,741	$2,976	(8)%

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$203	$136	49%
Performance Products	107	97	10%
Advanced Materials	24	2	NM
Textile Effects	(22)	(157)	86%
Pigments	69	161	(57)%
Corporate and other	(40)	(52)	23%

Subtotal	341	187	82%
Discontinued Operations	—	17	NM

Total	$341	$204	67%

Huntsman International
Segment EBITDA(1)
Polyurethanes	$203	$136	49%
Performance Products	107	97	10%
Advanced Materials	24	2	NM
Textile Effects	(22)	(157)	86%
Pigments	69	161	(57)%
Corporate and other	(41)	(52)	21%

Subtotal	340	187	82%
Discontinued Operations	—	17	NM

Total	$340	$204	67%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 19. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended September 30, 2012 vs. 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period (Decrease) Increase
Polyurethanes	5%	(5)%	4%	(1)%
Performance Products	(7)%	(4)%	1%	(2)%
Advanced Materials	(11)%	(7)%	1%	11%
Textile Effects	(2)%	(7)%	(1)%	15%
Pigments	7%	(7)%	—	(30)%
Total Company	(1)%	(5)%	—	(2)%

	Three months ended September 30, 2012 vs. June 30, 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period (Decrease) Increase
Polyurethanes	4%	(2)%	1%	(5)%
Performance Products	(2)%	(1)%	(3)%	2%
Advanced Materials	(5)%	(2)%	—	2%
Textile Effects	1%	(2)%	(1)%	(5)%
Pigments	(5)%	(1)%	(1)%	(15)%
Total Company	(1)%	(2)%	(3)%	—

(1)
Excludes revenues and sales volumes primarily from tolling arrangements and the sale of byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2012 compared to the same period in 2011 was due to higher average selling prices and improved sales mix partially offset by lower sales volumes and the strength of the U.S. dollar against major European currencies. PO/MTBE average selling prices increased primarily due to favorable market conditions. MDI average selling prices increased in all regions, offset by the strength of the U.S. dollar against major European currencies. PO/MTBE sales volumes decreased, partially offset by an increase in MDI sales volumes primarily as a result of improved demand in the European and Asian regions and in certain markets such as composite wood products and adhesives, coatings and elastomers. The increase in segment EBITDA was primarily due to higher contribution margins and improved sales mix, partially offset by higher restructuring, impairment and plant closing costs. During the three months ended September 30, 2012 and 2011, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $32 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended September 30, 2012 compared to the same period in 2011 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs and the strength of the U.S. dollar against major international currencies. Sales volumes decreased primarily due to a shift to tolling arrangements. The increase in segment EBITDA was primarily due to higher contribution margins as raw materials costs decreased.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily in response to lower raw material costs, competitive market pressure and the strength of the U.S. dollar against major international currencies. Sales volumes increased primarily due to stronger demand in Europe, the Americas and India while sales volumes in the Asia-Pacific region decreased due to lower demand in the wind energy and electrical engineering markets. The increase in segment EBITDA was primarily due to higher sales volumes, lower restructuring, impairment and plant closing costs and lower selling, general and administrative costs as a result of recent restructuring efforts. During the three months ended September 30, 2012 and 2011, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $6 million and $24 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased due to increased market share in key markets, notably Asia. Average selling prices decreased primarily due to the strength of the U.S. dollar against major international currencies. The increase in segment EBITDA was primarily due to higher sales volumes, lower restructuring, impairment and plant closing costs and lower manufacturing and selling, general and administrative costs as a result of recent restructuring efforts. During the three months ended September 30, 2012 and 2011, our Textile Effects segment recorded restructuring, impairment and plant closing costs of $8 million and $128 million, respectively, and expenses for the transition of production from Basel, Switzerland to a tolling facility of $4 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the three months ended September 30, 2012 compared to the same period in 2011 was due to lower sales volumes. Sales volumes decreased primarily due to lower global demand. The increase in local currency average selling prices was offset by the strength of the U.S. dollar against major international currencies. The decrease in segment EBITDA was primarily due to lower sales volumes and higher raw material costs.

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2012, EBITDA from Corporate and other increased by $12 million to a loss of $40 million from a loss of $52 million for the same period in 2011. The increase in EBITDA from Corporate and other was primarily the result of a $10 million decrease in LIFO inventory valuation expense ($2 million of income in 2012 compared to $8 million of expense in 2011).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2012, EBITDA from Corporate and other increased by $11 million to a loss of $41 million from a loss of $52 million for the same period in 2011. The increase in EBITDA from Corporate and other was primarily the result of a $10 million decrease in LIFO inventory valuation expense ($2 million of income in 2012 compared to $8 million of expense in 2011).

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

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

        For the nine months ended September 30, 2012, net income attributable to Huntsman Corporation was $403 million on revenues of $8,568 million, compared with net income attributable to Huntsman Corporation of $142 million on revenues of $8,589 million for the same period of 2011. For the nine months ended September 30, 2012, net income attributable to Huntsman International was $410 million on revenues of $8,568 million, compared with net income attributable to Huntsman International of $149 million on revenues of $8,589 million for the same period of 2011. The increase of $261 million in net income attributable to both Huntsman Corporation and Huntsman International was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2012 decreased by $21 million, or nil, as compared with the 2011 period. The decrease was due principally to lower average selling prices in our Performance Products, Advanced Materials and Textile Effects segments and lower sales volumes in our Performance Products and Pigments segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2012 increased by $163 million each, or 11% each, as compared with the 2011 period. The increase resulted from higher gross margins in our Polyurethanes and Pigments segments, offset in part by lower margins in our remaining segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2012 decreased by $29 million and $30 million, respectively, or 4% each, as compared with the 2011 period. The decrease in operating expenses was primarily due to the impact of foreign currency translation in 2012 and a $33 million decrease in costs related to legal claims in 2012, offset in part by a $4 million loss recognized in the third quarter of 2012 in connection with the Russian Systems House Acquisition, a $12 million gain on the consolidation of our Sasol-Huntsman joint venture recognized in 2011 and the $4 million gain on sale of assets at our Grimsby, U.K. plant recognized in the third quarter of 2011.

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2012 decreased to $52 million from $171 million in the 2011 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the nine months ended September 30, 2012 decreased by $15 million and $16 million, respectively, or 8% each, as compared with the 2011 period. The decrease is due to lower average debt balances.

  •
  Our income tax expense and the income tax expense of Huntsman International for the nine months ended September 30, 2012 increased by $75 million and $77 million, respectively, as compared with the same period in 2011, primarily due to increased pre-tax income. Our income tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Nine months ended September 30,
			Percent Change Favorable (Unfavorable)
	2012	2011
Revenues
Polyurethanes	$3,735	$3,391	10%
Performance Products	2,319	2,546	(9)%
Advanced Materials	1,014	1,059	(4)%
Textile Effects	562	563	—
Pigments	1,150	1,243	(7)%
Eliminations	(212)	(213)	—

Total	$8,568	$8,589	—

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$544	$392	39%
Performance Products	282	325	(13)%
Advanced Materials	77	69	12%
Textile Effects	(37)	(175)	79%
Pigments	346	357	(3)%
Corporate and other	(125)	(196)	36%

Subtotal	1,087	772	41%
Discontinued Operations	(4)	(6)	33%

Total	$1,083	$766	41%

Huntsman International
Segment EBITDA(1)
Polyurethanes	$544	$392	39%
Performance Products	282	325	(13)%
Advanced Materials	77	69	12%
Textile Effects	(37)	(175)	79%
Pigments	346	357	(3)%
Corporate and other	(125)	(196)	36%

Subtotal	1,087	772	41%
Discontinued Operations	(4)	(6)	33%

Total	$1,083	$766	41%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 19. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Nine months ended September 30, 2012 vs. 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	4%	(3)%	2%	7%
Performance Products	(5)%	(2)%	—	(2)%
Advanced Materials	(5)%	(5)%	(2)%	8%
Textile Effects	(1)%	(4)%	(1)%	6%
Pigments	22%	(6)%	—	(23)%
Total Company	3%	(4)%	1%	—

(1)
Excludes revenues and sales volumes primarily from tolling arrangements and the sale of byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2012 compared to the same period in 2011 was due to higher sales volumes and higher average selling prices, partially offset by the strength of the U.S. dollar against major European currencies. MDI sales volumes increased as a result of improved demand in all regions and across most major markets. PO/MTBE sales volumes increased due to strong demand. MDI average selling prices increased in all regions, offset by the strength of the U.S. dollar against major European currencies. PO/MTBE average selling prices increased primarily in response to favorable markets conditions. The increase in segment EBITDA was primarily due to higher margins and higher sales volumes, partially offset by higher restructuring, impairment and plant closing costs. During the nine months ended September 30, 2012 and 2011, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $37 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to lower average selling prices and lower sales volumes. Average selling prices decreased across almost all businesses primarily in response to lower raw material costs, softer market conditions and the strength of the U.S. dollar against major international currencies. Sales volumes decreased primarily due to a shift to tolling arrangements. The decrease in segment EBITDA was primarily due to lower sales volumes and higher operating expenses. In addition, in the nine months ended September 30, 2011, we recorded a gain of $12 million in connection with the consolidation of our Sasol-Huntsman joint venture.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions and across all markets in response to lower raw material costs, competitive market pressure and the strength of the U.S. dollar against major international currencies. Sales volumes increased across most regions, primarily due to stronger global demand in our base resins business, while sales volumes in the Asia-Pacific region decreased due to lower demand in the wind energy, electrical engineering and electronics markets. The increase in segment EBITDA was primarily due to lower restructuring, impairment and plant closing costs and lower selling, general and administrative costs as a result of recent restructuring efforts, offset in part by lower margins due in part to the change in sales mix from increased base resin sales volumes. During the nine months ended September 30, 2012 and 2011, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $9 million and $27 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        Revenues in our Textile Effects segment for the nine months ended September 30, 2012 compared to the same period in 2011 were relatively unchanged as higher sales volumes were offset by lower average selling prices. Sales volumes increased due to increased market share in key markets. Average selling prices decreased primarily due to the strength of the U.S. dollar against major international currencies. The increase in segment EBITDA was primarily due to lower restructuring, impairment and plant closing and transition costs and lower manufacturing costs as a result of recent restructuring efforts, partially offset by lower margins. During the nine months ended September 30, 2012 and 2011, our Textile Effects segment recorded restructuring, impairment and plant closing costs of $1 million and $133 million, respectively, and expenses for the transition of production from Basel, Switzerland to a tolling facility of $12 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the nine months ended September 30, 2012 compared to the same period in 2011 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to lower global demand. Average selling prices increased in all regions of the world primarily as a result of higher raw material costs, partially offset by the strength of the U.S. dollar against major international currencies. The decrease in segment EBITDA was primarily due to lower margins and lower sales volumes. During the nine months ended September 30, 2012 and 2011, our Pigments segment recorded restructuring, impairment and plant closing costs of $4 million and $9 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2012, EBITDA from Corporate and other increased by $71 million to a loss of $125 million from a loss of $196 million for the same period in 2011. The increase in EBITDA from Corporate and other was primarily the result of a $41 million decrease in LIFO inventory valuation expense ($14 million of income in 2012 compared to $27 million of expense in 2011), a decrease in legal settlements of $32 million ($2 million in 2012 compared to $34 million in 2011), $9 million of income from benzene sales during the nine months ended September 30, 2012 and a decrease in loss on early extinguishment of debt of $3 million ($2 million of loss in 2012 compared to $5 million of loss in 2011). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The increase in EBITDA was partially offset by an increase in unallocated foreign exchange losses of $8 million ($2 million loss in 2012 compared to $6 million gain in 2011).

Corporate and other—Huntsman International

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2012, EBITDA from Corporate and other increased by $71 million to a loss of $125 million from a loss of $196 million for the same period in 2011. The increase in EBITDA from Corporate and other was primarily the result of a $41 million decrease in LIFO inventory valuation expense ($14 million of income in 2012 compared to $27 million of expense in 2011), a decrease in legal settlements of $32 million ($2 million in 2012 compared to $34 million in 2011), $9 million of income from benzene sales during the nine months ended September 30, 2012 and a decrease in loss on early extinguishment of debt of $3 million ($2 million of loss in 2012 compared to $5 million of loss in 2011). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The increase in EBITDA was partially offset by an increase in unallocated foreign exchange losses of $8 million ($2 million loss in 2012 compared to $6 million gain in 2011).

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

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was $556 million and $25 million, respectively. The increase in net cash provided by operating activities during the nine months ended September 30, 2012 compared with the same period in 2011 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and to a $225 million favorable variance in operating assets and liabilities for the nine months ended September 30, 2012 as compared with the same period in 2011.

        Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $299 million and $200 million, respectively. During the nine months ended September 30, 2012 and 2011, we paid $248 million and $217 million, respectively, for capital expenditures. During the nine months ended September 30, 2012 and 2011, we paid $18 million and $23 million, respectively, for the acquisition of a business. On April 1, 2011, we began consolidating our Sasol-Huntsman joint venture and assumed its cash balance of $28 million. During the nine months ended September 30, 2012 and 2011, we made investments in Louisiana Pigments Company, L.P. of $81 million and $17 million, respectively, and received dividends from Louisiana Pigments Company, L.P. of $51 million and $19 million, respectively.

        Net cash used in financing activities for the nine months ended September 30, 2012 and 2011 was $378 million and $335 million, respectively. The increase in net cash used in financing activities was primarily due to higher net repayments of debt during the 2012 period as compared to the 2011 period.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	September 30, 2012	December 31, 2011	(Decrease) Increase	Percent Change
Cash and cash equivalents	$435	$554	$(119)	(21)%
Restricted cash	9	8	1	13%
Accounts receivable, net	1,653	1,534	119	8%
Inventories	1,807	1,539	268	17%
Prepaid expenses	64	46	18	39%
Deferred income taxes	40	20	20	100%
Other current assets	234	245	(11)	(4)%

Total current assets	4,242	3,946	296	8%

Accounts payable	1,057	912	145	16%
Accrued liabilities	690	695	(5)	(1)%
Deferred income taxes	28	7	21	300%
Current portion of debt	130	212	(82)	(39)%

Total current liabilities	1,905	1,826	79	4%

Working capital	$2,337	$2,120	$217	10%

        Our working capital increased by $217 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $119 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited).

  •
  Accounts receivable, net increased by $119 million mainly due to higher sales for the period ended September 30, 2012 as compared to December 31, 2011.

  •
  Inventories increased by $268 million mainly due to higher inventory levels to support increased customer demand.

  •
  The increase in accounts payable of $145 million was primarily due to higher inventory.

  •
  Current portion of debt decreased by $82 million due primarily to the repayment of outstanding indebtedness, a portion of which was classified as current as of December 31, 2011. See "Note 7. Debt—Direct and Subsidiary Debt—Other Debt" to our condensed consolidated financial statements (unaudited).

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); Huntsman Corporation is not a guarantor of such subsidiary debt.

Senior Credit Facilities

        As of September 30, 2012, our Senior Credit Facilities consisted of our Revolving Facility, our Term Loan B, our Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Term Loan B	NA	243		243		USD LIBOR plus 1.50%	2014
Extended Term Loan B	NA	637		637		USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 2.75%	2017	(3)
Term Loan C	NA	419		391		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $19 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of September 30, 2012, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between certain of our subsidiaries.

        During the nine months ended September 30, 2012, we made the following payments on our Senior Credit Facilities:

  •
  On September 24, 2012, we prepaid $58 million on our Term Loan B.

  •
  On September 7, 2012, we prepaid $3 million on our Term Loan B, $6 million on our Extended Term Loan B, $4 million on our Extended Term Loan B—Series 2, and $4 million on our Term Loan C.

  •
  On April 2, 2012, we paid the annual scheduled repayment of $3 million on our Term Loan B, $7 million on our Extended Term Loan B, and $4 million on our Term Loan C.

        In connection with these debt repayments, we recognized a loss on early extinguishment of debt of approximately $1 million during the nine months ended September 30, 2012.

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

  •
  increased the interest rate margin with respect to Extended Term Loan B—Series 2 to LIBOR plus 3.00% (the interest rate margin is subject to a leverage-based step-down, which was achieved based on June 30, 2012 results); and

  •
  set the amortization on the Extended Term Loan B—Series 2 at 1% of the principal amount.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the nine months ended September 30, 2012 and 2011, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1
Three months ended September 30, 2011	6.875% Senior Subordinated Notes due 2013	€14 (approximately $19)	€14 (approximately $19)	$—
Three months ended September 30, 2011	7.50% Senior Subordinated Notes due 2013	€12 (approximately $17)	€12 (approximately $17)	$—
July 25, 2011	7.375% Senior Subordinated Notes due 2013	$75	$77	$2
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3

Other Debt

        During the nine months ended September 30, 2012, HPS repaid $2 million and RMB 120 million (approximately $19 million) on term loans and working capital loans under its secured facilities. As of September 30, 2012, HPS had $10 million and RMB 354 million (approximately $56 million) outstanding under its secured facilities. In connection with these payments, the lenders agreed to release our Company as a guarantor.

        During the nine months ended September 30, 2012, HPS repaid RMB 229 million (approximately $36 million) under its loan facility for working capital loans and discounting of commercial drafts. As of September 30, 2012, HPS had RMB 270 million (approximately $43 million) outstanding, which is classified as current portion of debt on the accompanying condensed consolidated balance sheets (unaudited).

        On March 30, 2012, we repaid the remaining A$26 million (approximately $27 million) outstanding under our Australian Credit Facility, which represents repayment of A$14 million (approximately $15 million) under the revolving facility and A$12 million (approximately $12 million) under the term loan facility.

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2012, there was $707 million outstanding under the Intercompany Note owed us by Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of both September 30, 2012 and December 31, 2011 on the condensed consolidated balance sheets (unaudited). As of September 30, 2012, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less ten basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes.

        Our material financing arrangements contain certain covenants with which we must comply. A failure to comply with a covenant could result in a default under a financing arrangement unless we obtained an appropriate waiver or forbearance (as to which we can provide no assurance). A default under these material financing arrangements generally allows debt holders the option to declare the underlying debt obligations immediately due and payable. Furthermore, certain of our material financing arrangements contain cross default and cross acceleration provisions under which a failure to comply with the covenants in one financing arrangement may result in an event of default under another financing arrangement.

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2012, we had $1,038 million of combined cash and unused borrowing capacity, consisting of $444 million in cash and restricted cash, $381 million in availability under our Revolving Facility, and $213 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $232 million for the nine months ended September 30, 2012, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  During 2012, we expect to spend approximately $425 million to $450 million on capital expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the nine months ended September 30, 2012, we made contributions to our pension and postretirement benefit plans of $124 million. During 2012, we expect to contribute an additional amount of approximately $31 million to these plans.

  •
  During the nine months ended September 30, 2012, Huntsman International redeemed €64 million (approximately $86 million) of its 7.50% senior subordinated notes due 2015, repaid $89 million on our Senior Secured Credit Facility, repaid A$26 million (approximately $27 million) related to the Australian Credit Facility, and repaid $2 million and RMB 349 million (approximately $55 million) associated with our various HPS debt facilities.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2012, we had $84 million of accrued restructuring costs from continuing operations and we expect to incur and pay additional restructuring and plant closing costs of approximately $20 million. We expect to spend approximately $20 million for capital expenditures related to restructuring programs over the next several years.

    On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of September 30, 2012, we had restructuring accruals of $6 million and environmental remediation accruals of $30 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

  •
  On August 5, 2011, we announced that our Board of Directors has authorized our Company to repurchase up to $100 million in shares of our common stock. During 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. As of September 30, 2012, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases. These repurchases may be commenced or suspended from time to time without prior notice.

        As of September 30, 2012, we had $130 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities including an HPS borrowing facility in China with $43 million outstanding, scheduled amortization payments at our VIEs of $25 million, $24 million related to the annual financing of our insurance premiums, and certain other short term facilities and scheduled amortization payments totaling $38 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of September 30, 2012, we had approximately $228 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our VIEs. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to adverse tax consequences. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate material cash to the U.S. as dividends in the near term. Cash held by certain foreign subsidiaries, including our VIEs, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multi-currency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2012, we had approximately $199 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive income (loss). We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of September 30, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive income (loss). We will pay a fixed 2.8% on the hedge and receive the one-month

LIBOR rate. As of September 30, 2012, the fair value of the hedge was $3 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income (loss). Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of September 30, 2012, the combined fair value of these two hedges was $4 million and was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the hedge as of September 30, 2012 was €47 million (approximately $61 million) and the derivative transactions do not qualify for hedge accounting. As of September 30, 2012, the fair value of this hedge was €2 million (approximately $3 million) and the hedge was recorded in other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For the three months and nine months ended September 30, 2012, we recorded interest expense of less than €1 million (less than $1 million) due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the swap as of September 30, 2012 was $36 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2012, the fair value of the swap was $6 million and was recorded as other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). For both the three and nine months ended September 30, 2012, we recorded interest expense of less than $1 million due to changes in the fair value of the swap.

        In conjunction with the issuance of the 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we paid $350 million to these counterparties and received €255 million from these counterparties and at maturity on March 15, 2015 we are required to pay €255 million and will receive $350 million. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). These swaps are designated as a hedge of net investment for financial reporting purposes. As of September 30, 2012, the fair value of these swaps was $29 million and was recorded in noncurrent assets in our condensed consolidated balance sheets (unaudited).

        As of and for the three and nine months ended September 30, 2012, the changes in fair value of the realized gains (losses) recorded in the condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2012, we have designated €255 million (approximately $327 million) of euro-denominated debt and cross-currency interest rate swaps as a hedge of our net investments. For the three and nine months ended September 30, 2012, the amount of loss recognized on the hedge of our net investments was $6 million and approximately $1 million, respectively, and was recorded in other comprehensive income (loss). As of September 30, 2012, we had €1,211 million (approximately $1,558 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On July 27, 2012, the Canadian courts approved, and we have since paid, the settlement of the two cases filed against us in Canada on behalf of purported classes of Canadian direct and indirect purchasers of MDI, TDI and polyether polyols. We had reached agreement to resolve these cases in April 2012, pending court approval. These cases were filed against us on May 5 and 17, 2006, in the Superior Court of Justice, Ontario, Canada and Superior Court, Province of Quebec, District of Quebec and allege that we conspired to fix the prices of polyether polyols products. The settlement is in an amount immaterial to our condensed consolidated financial statements (unaudited). For more information concerning antitrust matters, see "Note 13. Commitments and Contingencies—Legal Matters—Antitrust Matters" to our condensed consolidated financial statements (unaudited).

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the nine months ended September 30, 2012. No shares were repurchased under our publicly announced stock repurchase program during the nine months ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2012 - July 31, 2012	—	$—	—	$49,863,881
August 1, 2012 - August 31, 2012	930	13.65	—	49,863,881
September 1, 2012 - September 30, 2012	—	—	—	49,863,881

Total	930	13.65	—

(1)
Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. No shares were repurchased under our publicly announced stock repurchase program during the nine months ended September 30, 2012. For more information, see "Note 11. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements (unaudited).

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2012	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase