Form 10-K
period 2012-12-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2013-02-12
CIK 1089748, 1307954

Use these links to rapidly review the document

HUNTSMAN CORPORATION AND SUBSIDIARIES HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

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

           On June 30, 2012, the last business day of the registrants' most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$2,402,844,866(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

(1)
Based on the closing price of $12.94 per share of common stock as quoted on the New York Stock Exchange.

(2)
All units of membership interest are held by Huntsman Corporation, an affiliate.

           On February 1, 2013, the number of shares outstanding of each of the registrant's classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	239,851,526
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of
Huntsman Corporation's fiscal year ended December 31, 2012.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2012 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2012 ANNUAL REPORT ON FORM 10-K

        With respect to Huntsman Corporation, certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Huntsman International is a limited liability company and, pursuant to Section 21E(b)2(E) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the safe-harbor for certain forward-looking statements is not applicable to it.

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

        For convenience in this report, the terms "Company," "our," "us," or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "Sasol-Huntsman" refers to Sasol-Huntsman GmbH and Co. KG (our consolidated joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany); "HCCA" refers to Huntsman Chemical Company Australia Pty Limited (our 100% owned subsidiary); and "SLIC" refers to Shanghai Liengheng Isocyanate Investment BV (an unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies).

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

RECENT DEVELOPMENTS

PO/MTBE Joint Venture in China

        On November 13, 2012, we entered into an agreement to form a joint venture with Sinopec ("Nanjing Jinling"). The joint venture will involve the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we will have a 49% interest in the joint venture and Sinopec will hold a 51% interest. Our equity investment is anticipated to be approximately $120 million, and we expect to receive significant license fees from the joint venture. The timing of equity contributions and license fee payments depends on various factors, but the majority are intended to be made over the course of the construction period of the plant (expected to be completed by the end of 2014).

OVERVIEW

        Our products comprise a broad range of chemicals and formulations which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" below, which are located in 30 countries. As of December 31, 2012, we employed approximately 12,000 associates worldwide. Our revenues for the years ended December 31, 2012, 2011 and 2010 were $11,187 million, $11,221 million and $9,250 million, respectively.

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

(1)
Percentage allocations in this chart do not give effect to Corporate and other unallocated items and eliminations. For a reconciliation of Adjusted EBITDA to net income attributable to Huntsman Corporation and cash provided by operating activities, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        The following table identifies the key products, their principal end markets and applications and representative customers of each of our segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE	Refrigeration and appliance insulation, construction products, adhesives, automotive, footwear, furniture, cushioning, specialized engineering applications and fuel additives	BMW, CertainTeed, Electrolux, Firestone, GE, Haier, Louisiana Pacific, PMI, Recticel, Weyerhaeuser
Performance Products	Amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses	Detergents, personal care products, agrochemicals, lubricant and fuel additives, adhesives, paints and coatings, construction, marine and automotive products, composites, and PET fibers and resins	Afton, Chevron, Dow, Henkel, L'Oreal, Lubrizol, Monsanto, Procter & Gamble, Reichhold, Sun Products, Unilever
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
		Aerospace and industrial adhesives, composites for aerospace, automotive, and wind power generation; construction and civil engineering; industrial coatings; electrical power transmission; consumer electronics	ABB, AkzoNobel, Bodo Moller, Cytec, Freeman, Henkel, Hexcel, ISOLA, Lianyungang, Omya, PPG, Ribelin, RPM, Sanarrow, Schneider, Sherwin Williams, Siemens, Sika, Speed Fair, Syngenta, Toray,
Textile Effects	Textile chemicals and dyes	Apparel, home and technical textiles	Aunde, Esquel Group, Fruit of the Loom, Guilford Mills, Hanesbrands, Nice Dyeing, Polartec, Tencate, Y.R.C., Zaber & Zubair
Pigments	Titanium dioxide	Paints and coatings, plastics, paper, printing inks, fibers and ceramics	AkzoNobel, Clariant, Jotun, PolyOne, PPG

Polyurethanes

General

        We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, PO, polyols, PG and TPU. Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate 5 primary Polyurethanes manufacturing facilities in the U.S., Europe and China. We also operate 17 Polyurethanes formulation facilities, which are located in close proximity to our customers worldwide.

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

        We are one of three North American producers of PO. We and some of our customers process PO into derivative products, such as polyols for polyurethane products, PG and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliances, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We also produce MTBE as a co-product of our PO manufacturing process. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Item 1A. Risk Factors."

        In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility. In January 2003, we entered into two related joint ventures to build MDI production and finishing facilities near Shanghai, China. Production at our MDI finishing plant near Shanghai, China operated by HPS, a consolidated joint venture, was commissioned on June 30, 2006. Production at the MNB, aniline and crude MDI plants operated by SLIC, an unconsolidated joint venture, commenced on September 30, 2006. These world-scale facilities strengthen our ability to service our customers in the critical Chinese market and will support the significant demand growth that we believe this region will continue to experience. Additionally, in November 2012, we entered into an agreement to form a joint venture to build a world scale PO and MTBE plant in Nanjing, China. The facility is expected to be completed by the end of 2014, and it will utilize our proprietary PO/MTBE manufacturing technology. We will own a 49% interest in the joint venture.

        During 2012, our Polyurethanes segment implemented a restructuring program to reduce annualized fixed costs by $75 million by the third quarter of 2013. In connection with this program, we recorded restructuring expenses of $38 million during 2012 primarily for workforce reductions.

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

        MTBE.    MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. While MTBE has been effectively eliminated in the United States, demand continues to grow in other regions of the world. In 2011 we announced the signing of a license agreement with Chinese chemicals manufacturer Yantai Wanhua Polyurethanes Co., Ltd, for the production of PO and MTBE. See "Part I. Item 1A. Risk Factors." We continue to sell MTBE for use as a gasoline additive, substantially all of which is sold for use outside the U.S. See "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customers' needs is critical to our long-term success. We have strategically located our polyurethane formulation facilities, commonly referred to in the chemicals industry as "systems houses," close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture polyols primarily to support our MDI customers' requirements.

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

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI		Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE
	(millions of pounds)										(millions of gallons)
Geismar, Louisiana	990		160		715	(2)	953	(2)
Osnabrück, Germany			26	59
Port Neches, Texas									525	145	260
Ringwood, Illinois				20
Caojing, China	330	(1)
Rozenburg, The Netherlands	880		130
Wilton, U.K.					715		953

Total	2,200		316	79	1,430		1,906		525	145	260

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

        We operate polyurethane systems houses in Buenos Aires, Argentina; Deer Park, Australia; Taboão da Serra, Brazil; Shanghai, China; Cartagena, Colombia; Deggendorf, Germany; Osnabrück, Germany; Pune, India; Gandaria, Jakarta, Indonesia; Ternate, Italy; Tlalnepantla, Mexico; Mississauga, Ontario; Obninsk, Russia; Dammam, Saudi Arabia; Kuan Yin, Taiwan; Samutprakarn, Thailand; and Istanbul, Turkey.

        In July 2012, we completed our acquisition of the remaining 55% ownership interest in International Polyurethane Investments B.V. (the "Russian Systems House Acquisition"). This company's wholly-owned subsidiary, Huntsman NMG ZAO, is a leading supplier of polyurethane systems to the adhesives, coatings and footwear markets in Russia, Ukraine and Belarus and is headquartered in Obninsk, Russia.

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

        Chinese MDI Joint Ventures.    We are involved in two related joint ventures which operate MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF and three Chinese chemical companies, produces MNB, aniline and crude MDI. We effectively own 35% of SLIC and account for our investment under the equity method. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, manufactures pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate. These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. The total production capacity of the SLIC facilities is 660 million pounds per year of MDI and the splitting capacity of the HPS facility is 339 million pounds per year of MDI.

        Chinese PO/MTBE Joint Venture.    On November 13, 2012, we entered into an agreement to form a joint venture with Sinopec. The joint venture will involve the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we will have a 49% interest in the joint venture and Sinopec will hold a 51% interest. Our equity investment is anticipated to be approximately $120 million, and we expect to receive significant license fees from the joint venture. The timing of equity contributions and license fee payments depends on various factors, but the majority are intended to be made over the course of the construction period of the plant (expected to be completed by the end of 2014).

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

        A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen. We purchase a large portion of our raw materials under long-term contracts.

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

Performance Products

General

        Our Performance Products segment has leading positions in the manufacture and sale of amines, surfactants and maleic anhydride and serves a wide variety of consumer and industrial end markets. We are organized by strategic business units ("SBUs") which differentiate between specialties and intermediates.

        In our specialty SBUs (energy, materials, additives, processing chemicals and agrochemicals) we are a leading global producer of amines, carbonates, maleic anhydride and specialty surfactants. Growth in demand in our specialty markets tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand, technology substitution and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 8% in the last 10 years due to strong demand in a number of industrial applications, such as epoxy curing agents, oil drilling, agrochemicals, fuel additives and civil construction materials. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of butane fixed bed catalyst used in the manufacture of maleic anhydride. Our licensing group also licenses technology on behalf of other Performance Products businesses and other segments.

        In our intermediate SBUs we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB, and ethanolamines products, which are primarily used in detergency, consumer products and industrial applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging. We operate 19

Performance Products manufacturing facilities in North America, Europe, Middle East, India, Asia and Australia.

        We have the annual capacity to produce approximately 1.4 billion pounds of more than 200 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, one of the largest producers of 2-(2-Amino ethoxy) Ethanol, sold under our DGA® brand, the second largest producer of ethyleneamines and morpholine and the second largest North American producer of ethanolamines. We are the only producer and largest supplier of propylene carbonate and ethylene carbonate in North America. We also produce substituted propylamines. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines, carbonates, and surfactants. Our products are manufactured at our Port Neches, Conroe, Dayton, and Freeport, Texas facilities and at our facilities in Llanelli, U.K.; Petfurdo, Hungary; Ankleshwar, India; Jurong Island, Singapore; and Jubail, Saudi Arabia. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, composites, solvents and catalysts. Our key amines customers include AkzoNobel, Chevron, Dow, Ashland, Afton, Unilever, Monsanto and PPG.

        We have the capacity to produce approximately 2.5 billion pounds of surfactant products annually at our nine facilities located in North America, Europe, India and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphoteric surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. We are a leading European producer of components for powder and liquid laundry detergents and other cleaners. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in personal care applications. We continue to strengthen and diversify our surfactant product offering into formulated specialty surfactant products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, fuels and lubricants, and polymers and coatings. We are growing our global agrochemical surfactant technology and product offerings. Our key surfactants customers include Sun Products, L'Oreal, Monsanto, Nufarm, Clorox, Henkel, Colgate, Procter & Gamble and Unilever.

        We are North America's largest producer of LAB, with alkylation capacity of 400 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We also manufacture a higher-molecular-weight alkylate which is used as an additive to lubricants. Our key customers for LAB and specialty alkylates include Colgate, Lubrizol, Procter & Gamble, Unilever and Sun Products.

        We believe we are the largest global producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and artificial sweeteners. We have the capacity to produce approximately 572 million pounds annually at our facilities located in Pensacola, Florida; Geismar, Louisiana; and Moers, Germany. We also license our maleic anhydride technology and supply our catalysts to licensees and to worldwide merchant customers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced six generations of our maleic anhydride catalysts and now have a seventh generation catalyst commercially available. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AkzoNobel, Chevron Oronite, CCP Composites, Lubrizol, Infineum, Reichhold, Tate & Lyle, Cranston Print, and Gulf Bayport.

        We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Port Neches, Texas and Botany, Australia.

Products and Markets

        Specialties.    Our specialty SBUs are organized around the following end markets: energy, materials, additives, processing chemicals and agrochemicals. The following table shows the end-market applications specialty products:

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

Ethyleneamines	lubricant and fuel additives, epoxy hardeners, wet strength resins, chelating agents, fungicides
Ethanolamines	wood preservatives, herbicides, construction products, gas treatment, metalworking
Morpholine/DGA® agent and Gas Treating	hydrocarbon processing, construction chemicals, synthetic rubber, water treating, electronics applications, gas treatment, agriculture
Maleic anhydride	boat hulls, automotive, construction, lubricant and fuel additives, countertops, agrochemicals, paper, and food additives
Maleic Anhydride catalyst and technology licensing	maleic anhydride, BDO and its derivatives, and PBT manufacturers
Specialty Surfactants	agricultural herbicides, construction, paper de-inking, lubricants
Specialty Alkylates	lubricant additive

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive agent, emulsifier, dispersant, detergent, solvent or corrosion inhibitor. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling customers to penetrate new markets and substitute for traditional curing materials. Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due to the technical and cost barriers to entry. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end use application, pricing does not generally fluctuate directly with movements in underlying raw materials.

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

        Maleic Anhydride and Licensing    Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 48% of North American maleic anhydride demand. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial and residential construction products.

        Our maleic anhydride technology is a proprietary fixed bed process with solvent recovery and is characterized by low butane consumption and an energy-efficient, high-percentage solvent recovery system. This process competes against two other processes, the fluid bed process and the fixed bed process with water recovery. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which include PO, butadiene and acetylene as feedstocks. As a result, the growth in demand for BDO has resulted in increased demand for our maleic anhydride technology and catalyst.

        Total North American demand for maleic anhydride in 2012 was approximately 621 million pounds. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs.

        Intermediates.    The following table sets forth the end-market applications for our intermediate products:

Product Group	Applications
Surfactants
Alkoxylates	household detergents, industrial cleaners, anti-fog chemicals for glass, asphalt emulsions, shampoos, polymerization additives, de-emulsifiers for petroleum production
Sulfonates/Sulfates	powdered detergents, liquid detergents, shampoos, body washes, dishwashing liquids, industrial cleaners, emulsion polymerization, concrete superplasticizers, gypsum wallboard
Esters and Derivatives	shampoo, body wash, textile and leather treatment
Nitrogen Derivatives	bleach thickeners, baby shampoo, fabric conditioners, other personal care products
Formulated Blends	household detergents, textile and leather treatment, personal care products, pharmaceutical intermediates
EO/PO Block Co-Polymers	automatic dishwasher detergents
LAB	consumer detergents, industrial and institutional detergents
EG

polyester fibers and PET bottle resins, heat transfer and hydraulic fluids, chemical intermediates, natural gas and hydrocarbon treating agents, unsaturated polyester resins, polyester polyols, plasticizers, solvents

        Surfactants.    Surfactants or "surface active agents" are substances that combine a water soluble component with a water insoluble component in the same molecule. While surfactants are most commonly used for their detergency in cleaning applications, they are also valued for their emulsification, foaming, dispersing, penetrating and wetting properties in a variety of industries.

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

        Three major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel and Sun Products. We believe that two-thirds of the LAB global capacity lies in the hands of ten producers, with three or four major producers in each of the three regional markets. Although the North American market for LAB is mature, we expect Latin American and other developing countries to grow as detergent demand grows at a faster rate than GDP. Growth in demand for specialty alkylates for use in lubricants is expected to be higher than GDP. We have developed a unique manufacturing capability for a high molecular weight alkylate for this market. With a significant technical barrier to entry, our specialty alkylate capability has allowed us greater diversity in our portfolio and strengthened our competitive position versus LAB-only producers.

        EG.    We consume our internally produced EO to produce three types of EG: MEG, DEG and TEG. MEG is consumed primarily in the polyester (fiber and bottle resin) and antifreeze end markets and is also used in a wide variety of industrial applications including synthetic lubricants, plasticizers, solvents and emulsifiers. DEG is consumed internally for the production of Morpholine and DGA® agent and polyols. TEG is used internally for the production of polyols and is sold into the market for dehydration of natural gas. We continue to optimize our EO and EG operations depending on the fundamental market demand for EG.

Sales and Marketing

        We sell over 2,000 products to over 4,000 customers globally through our Performance Products marketing groups, which have extensive market knowledge, considerable chemical industry experience and well established customer relationships.

        In our specialty markets (energy, materials, additives, processing chemicals and agrochemicals), our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for ongoing differentiation in our development activities with our customers.

        Our intermediates are sold mainly into the global home and personal care market for which we have a dedicated marketing group. We also sell EG.

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

Manufacturing and Operations

        Our Performance Products segment has the capacity to produce more than seven billion pounds annually of a wide variety of products and formulations at 19 manufacturing locations in North America, Europe, Africa, the Middle East ("EAME"), Asia and Australia. These production capacities are as follows:

	Current capacity
Product Area	North America	EAME		APAC(1)	Total
	(millions of pounds)
Amines	706	197	(2)	58	961
Carbonates	77				77
Surfactants	648	1681		158	2487
Maleic anhydride	340	232	(3)		572
EG	890			55	945
EO	1,000			100	1,100
Ethanolamines	400				400
LAB	400				400
Ethylene	400				400
Propylene	300				300

(1)
Asia-Pacific region including India ("APAC")

(2)
Includes up to 30 million pounds of ethyleneamines that are made available from Dow's Terneuzen, The Netherlands facility by way of a long-term supply arrangement and 60 million pounds from Arabian Amines Company, our consolidated 50%-owned joint venture, located in Jubail, Saudi Arabia.

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

Joint Ventures

        Ethyleneamines Joint Venture.    Since July 1, 2010, we have consolidated the results of Arabian Amines Company, our 50%-owned joint venture with the Zamil Group. Arabian Amines Company operates an ethyleneamines manufacturing plant in Jubail, Saudi Arabia. The plant has an approximate annual capacity of 60 million pounds. We purchase and sell all of the production from this joint venture.

        Maleic Anhydride Joint Venture.    Since the second quarter of 2011, we have consolidated the results of Sasol-Huntsman, our 50%-owned maleic anhydride joint venture. This entity operates a manufacturing facility in Moers, Germany with the capacity to produce 232 million pounds of maleic anhydride. The output from the facility is sold in the European region.

Raw Materials

        We have the capacity to produce 400 million pounds of ethylene and 300 million pounds of propylene, depending on feedstocks, at our Port Neches, Texas facility. All of the ethylene is used to produce EO and all of the propylene is used to produce PO at our Port Neches, Texas facility (primarily for our Polyurethanes business). We have the capacity to use approximately 900 million pounds of ethylene each year in the production of EO and ethyleneamines. Accordingly, we purchase or toll the remainder of our ethylene requirements from third parties. We consume all of our EO in the manufacture of our EG, surfactants, carbonates and amines products. We also use internally produced PO and DEG in the manufacture of these products.

        In addition to internally produced raw materials, the main raw materials used in the production of our amines are ethylene dichloride, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile. The majority of these raw materials are available from multiple sources in the merchant market at competitive prices.

        In the production of surfactants and LAB, our primary raw materials, in addition to internally produced and third-party sourced EO and ethylene, are synthetic and natural alcohols, paraffin, alpha olefins, benzene and nonyl phenol. All of these raw materials are widely available in the merchant market at competitive prices.

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

Competition

        In our specialty markets, there are few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow, Tosoh and AkzoNobel. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price. In our maleic anhydride market, we compete primarily on the basis of price, customer service and plant location. Our competitors include Lanxess, Flint Hills Resources, Bartek and Ashland. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design, Ineos, BASF and Polynt. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

        There are numerous global producers of many of our intermediate products. Our main competitors include global companies such as Dow/MEGlobal, Sasol, BASF, Petresa, Clariant, Shell, Stepan, Croda and Kao, as well as various smaller or more local competitors. We compete on the basis of price with respect to the majority of our product offerings and, to a lesser degree, on the basis of product availability, performance and service with respect to certain of our more value-added products.

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

        We operate synthesis, formulating and production facilities in North America, Europe, Asia, South America and Africa. We sell to more than 3,000 customers in the following end markets: civil engineering, consumer appliances, food and beverage packaging, industrial appliances, consumer/do it yourself ("DIY"), aerospace, DVD, LNG transport, electrical power transmission and distribution, printed circuit boards, consumer and industrial electronics, wind power generation, automotive, recreational sports equipment and medical appliances.

        During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program, subject to consultation with relevant employee representatives, designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and ensure its long-term global competitiveness and expects to improve its earnings in the range of $70 million by the middle of 2014. In connection with this global transformational change program, we recorded charges of $28 million related primarily to workforce reduction costs. We expect to record additional expenses related to this global transformational change program of approximately $19 million through the first half of 2014.

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

        Base Resins and Specialty Component Markets.    Our products are used in the formulation of products for the protection of steel and concrete substrates, such as flooring, metal furniture and appliances, buildings, linings for storage tanks and food and beverage cans, and the primer coat of automobile bodies and ships. Epoxy-based surface coatings are among the most widely used industrial coatings due to their structural stability and broad application functionality combined with overall economic efficiency.

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

        Formulated Systems.    The structural adhesives market requires high-strength "engineering" adhesives for use in the manufacture and repair of items to bond various engineering substrates. Our business focus is on engineering adhesives based on epoxy, polyurethane, acrylic and other technologies which are used to bond materials, such as steel, aluminum, engineering plastics and composites in substitution of traditional joining techniques. Our Araldite® brand name has considerable value in the industrial and consumer adhesives markets. In many countries, Araldite® branded products are known for their high-performance adhesive capabilities, and we generally believe that this is the value-added segment of the market where recognition of our long-standing Araldite® brand is a key competitive advantage. Packaging is a key characteristic of our adhesives products. Our range of adhesives is sold in a variety of packs and sizes, targeted to three specific end markets and sold through targeted routes to market:

  •
  General Industrial Bonding.  We sell a broad range of advanced formulated adhesives to a broad base of small-to medium-sized customers, including specialty distributors.

  •
  Industry Specific.  We sell our adhesive products on a global basis into diverse, industry-specific markets, which include the aerospace, wind turbine, LNG transport, filter bonding, solar cell and other industrial application markets. Our target markets are chosen because we believe it is worthwhile to utilize our direct sales force and applications experts to tailor products and services to suit the needs and performance specifications of the specific market segments.

  •
  Consumer/DIY.  We package and sell consumer adhesives through strategic distribution arrangements with a number of the major marketers of consumer/DIY adhesives, such as Vynex, Velcro and Selleys. These products are sold globally through a number of major retail outlets, often under the Araldite® brand name. In India, our major DIY business, we have direct access to the market and strong brand recognition which creates opportunity to further expand our product offering as we leverage the value of the Araldite® brand.

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

        Products for the heavy electrical equipment market segment are used in power plant components, devices for power grids and insulating parts and components. In addition, there are numerous devices, such as motors and magnetic coils used in trains and medical equipment, which are manufactured using epoxy and related technologies. Products for the light electrical equipment market segment are used in applications such as industrial automation and control, consumer electronics, automotive electronics and electrical components. The end customers in the electrical insulating materials market encompass the relevant original equipment manufacturer ("OEM") as well as numerous manufacturers of components used in the final products. We also develop, manufacture and market materials used in the production of printed circuit boards. Our products are ultimately used in industries ranging from telecommunications and personal computer mother board manufacture to automotive electronic systems manufacture. Soldermasks are our most important product line in printed circuit board technologies. Sales are made mainly under the Probimer®, Probimage® and Probelec® trademarks. Our Probimer® trademark is a widely recognized brand name for soldermasks.

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

        We conduct sales activities through dedicated regional sales teams in the Americas, Europe, India, Middle East, Africa and Asia. Our global customers are covered by key account managers who are familiar with the specific requirements of these clients. The management of long-standing customer relationships, some of which are 20 to 30 years old, is at the heart of the sales and marketing process. We are also supported by a strong network of distributors. We serve a highly fragmented customer base.

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

Location	Description of Facility
Bad Saeckingen, Germany	Formulating Facility
Bergkamen, Germany	Synthesis Facility
Chennai, India(1)(2)	Resins and Synthesis Facility
Duxford, U.K.	Formulating Facility
East Lansing, Michigan, U.S.	Formulating Facility
Istanbul, Turkey(2)	Formulating Facility
Los Angeles, California, U.S.	Formulating Facility
McIntosh, Alabama, U.S.	Resins and Synthesis Facility
Monthey, Switzerland	Resins and Synthesis Facility
Nanjing, China(2)	Formulating Facility
Pamplona, Spain	Resins and Synthesis Facility
Panyu, China(2)(3)	Formulation and Synthesis Facility
Sadat City, Egypt	Formulating Facility
Taboão da Serra, Brazil	Formulating Facility

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

        Additionally, we produce some of our most important raw materials, such as BLR and its basic derivatives, which are the basic building blocks of many of our products. We are among the world's larger producers of BLR. Approximately 50% of the BLR we produce is consumed in the production of our formulated polymer systems. The balance of our BLR is sold as liquid or solid resin in the merchant market, allowing us to increase the utilization of our production plants and lower our overall BLR production cost. We believe that manufacturing a substantial proportion of our principal raw material gives us a competitive advantage over other epoxy-based polymer systems formulators, most of whom must buy BLR from third-party suppliers. This position helps protect us from pricing pressure from BLR suppliers and aids in providing us a stable supply of BLR in difficult market conditions.

        We consume certain amines produced by our Performance Products segment and isocyanates produced by our Polyurethanes segment, which we use to formulate Advanced Materials products.

Competition

        The market in which our Advanced Materials segment operates is highly competitive, and is dependent on significant capital investment, the development of proprietary technology, and maintenance of product research and development. Among our competitors are some of the world's largest chemical companies and major integrated companies that have their own raw material resources.

        Competition in our basic liquid and solid epoxy resins group is primarily driven by price, and is increasingly more global with industry consolidation in the North American and European markets and the emergence of new competitors in Asia. Our major competitors include Dow, Momentive, BASF, Kukdo and NanYa.

        Competition in our specialty components and structural composites product group is primarily driven by product performance, applications expertise and customer certification. Our competitive strengths include our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Major competitors include Air Products, Arizona Chemical, Momentive, BASF, Cray Valley, Evonics, DIC, Dow, Mitsui, Sumitomo and NanYa.

        Competition in our formulation product group is primarily based on technology, know-how, applications and formulations expertise, product reliability and performance, process expertise and technical support. This product group covers a wide range of industries and the key competition factors vary by industry. Our competitive strengths result from our focus on defined market needs, our long-standing customer relationships, product reliability and technical performance, provision of high level service and recognition as a quality supplier in our chosen sectors. We operate dedicated technology centers in Basel, Switzerland; The Woodlands, Texas; and Shanghai, China in support of our product and technology development. Our major competitors can be summarized as follows:

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

        During 2011, our Textile Effects segment began implementing a significant restructuring program, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the segment's long-term global competitiveness. In connection with this plan, during 2012, we recorded cash charges of $1 million for workforce reductions, $9 million for decommissioning and other restructuring expenses, and noncash charges of $11 million primarily for pension settlements. We expect to incur additional restructuring and plant closing charges of up to approximately $80 million through 2014 related to the closure of our production facilities and business support offices in Basel, Switzerland. In addition, during 2012, our Textile Effects segment recorded charges of $4 million, of which $2 million related to the closure of our St. Fons, France facility and $2 million related to a global transfer pricing initiative. We reversed charges of $16 million which were no longer required for workforce reductions at our production facility in Langweid, Germany, the simplification of the commercial organization and optimization of our distribution network, the consolidation of manufacturing activities and processes at our site in Basel, Switzerland and the closure of our production facilities in Basel, Switzerland.

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

Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAME, the Americas and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Atotonilquillo, Mexico	Textile Dyes and Chemicals Formulations Facility
Baroda, India	Textile Dyes Facility and Chemicals Synthesis Facility
Basel, Switzerland(1)	Textile Dyes Facility and Technology Center
Bogota, Colombia(1)	Chemicals Formulations Facility
Charlotte, North Carolina, U.S.(1)	Chemicals Formulations Facility
Fraijanes, Guatemala(1)	Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Dyes and Chemicals Formulations Facility
Hangzhou, China(1)	Chemicals Formulations Facility
Istanbul, Turkey(1)	Chemicals Formulations Facility
Karachi, Pakistan(1)	Chemicals Formulations Facility
Langweid am Leich, Germany(1)	Chemicals Synthesis Facility
Panyu, China(1)(2)	Chemicals Synthesis Facility and Technology Center
Qingdao, China	Textile Dyes Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Dyes and Chemicals Formulations Facility
Taboão da Serra, Brazil (1)	Chemicals Formulations Facility

(1)
Leased land and/or building.

(2)
95%-owned and consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

Raw Materials

        The manufacture of textile effects products requires a wide selection of raw materials (approximately 1,100 different chemicals), including amines, fluorochemicals and sulfones. No one raw material represents greater than 4% of our textile effects raw material expenditures. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

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

        Expertise gained over 75 years combined with a pioneering spirit enable us to help our customers to succeed. We use our expertise in titanium dioxide to create solutions for our customers that can deliver much more than whiteness and opacity including freeing capacity, reducing energy use and enabling infrastructure to last longer. Our TIOXIDE® and DELTIO® brands are made in our seven manufacturing facilities around the globe and service over 1,200 customers in practically all industries and geographic regions. Our global manufacturing footprint allows us to service both the needs of local and global customers, including Ampacet, A. Schulman, AkzoNobel, BASF, Clariant, Jotun, PolyOne and PPG.

        Our Pigments segment is focused on working with customers to create innovative solutions that will help them succeed and improving our competitive position.

        Our award winning ALTIRIS® pigment can increase the solar reflective properties in a wide range of colored exterior coatings. Improving the solar reflectance of structures can reduce the surface and interior temperatures of buildings resulting in lower energy consumption within these structures. In addition, in 2012 we approved the investment of approximately $40 million at our Scarlino, Italy site to widen the range of feedstocks which the site could use and to produce value adding co-products, and in 2013 we expect to commission our new magnesium sulfate fertilizer manufacturing operation at our Calais, France site which will increase the efficiency, sustainability and cost effectiveness of the site.

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

        There are two manufacturing processes for the production of titanium dioxide, the sulfate process and the chloride process. We currently believe that the chloride process accounts for approximately 55% of global production capacity. Most end use applications can use pigments produced by either process, although there are markets that need pigment from a specific manufacturing route—for example, the inks market requires sulfate and the automotive coatings market requires chloride. Regional markets typically favor products that are available locally.

        Our Company is one of the five major producers of titanium dioxide. Beyond these producers, the titanium dioxide industry currently has a large number of small regional or local producers, especially in China. Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks, efficiency improvements and, more recently, new capacity additions in China. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Pricing in the industry is driven primarily by supply/demand balance. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we expect supply additions for the near term in line with historical demand growth.

Sales and Marketing

        Approximately 85% of our titanium dioxide sales are made through our global sales and technical services network, enabling us to work closely with our customers. Our focused sales effort and local manufacturing presence have allowed us to achieve leading market shares in a number of the countries where we manufacture titanium dioxide.

        In addition, we have focused on marketing products and services to higher growth and higher value applications. For example, we believe that our pigments business is well-positioned to benefit from growth sectors where customers needs are complex resulting in fewer companies having the capability to support them.

        We focus much of our research and development on solutions to address significant emerging trends in the market. This is evidenced by our DELTIO® pigments range which helps our customers to liberate capacity, reduce energy, improve working environments and reduce waste.

Manufacturing and Operations

        Our pigments business has seven manufacturing sites operating in seven countries with a total capacity of approximately 565,000 metric tons per year. Approximately 72% of our titanium dioxide capacity is located in Western Europe.

	Annual Capacity (metric tons)
Site	EAME	North America	APAC	Process
Greatham, U.K.	150,000			Chloride
Calais, France	95,000			Sulfate
Huelva, Spain	80,000			Sulfate
Scarlino, Italy	80,000			Sulfate
Umbogintwini, South Africa	25,000			Sulfate
Lake Charles, Louisiana(1)		75,000		Chloride
Teluk Kalung, Malaysia			60,000	Sulfate

Total	430,000	75,000	60,000

(1)
This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos. The capacity shown reflects our 50% interest in Louisiana Pigment Company, L.P.

        In 2013, we will commission our new magnesium sulfate fertilizer manufacturing operation at our plant in Calais, France. The new facility will enable the closure of part of our Calais effluent treatment plant, which is expected to increase the efficiency, sustainability and cost effectiveness of the entire Calais site. In 2012, we approved the investment of approximately $40 million at our Scarlino, Italy site to widen the range of feedstocks which the site could use and to produce additional value-add co-products.

Joint Venture

        Louisiana Pigment Company, L.P. is our 50%-owned joint venture with Kronos. We share production offtake and operating costs of the plant with Kronos, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation. Our investment in Louisiana Pigment Company, L.P. is accounted for using the equity method.

Raw Materials

        The primary raw materials used to produce titanium dioxide are titanium bearing ores. Historically, we have purchased the majority of our ore under long-term supply contracts with a number of ore suppliers. The majority of titanium bearing ores are sourced from Australia, Africa and Canada. Ore accounts for approximately 55% of pigment variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 25% of our variable manufacturing costs.

        The world market for titanium bearing ores has a small number of large suppliers (Rio Tinto, Iluka and Tronox) which account for approximately 50% of global supply and from which we purchase approximately 60% of our needs. However, the choice of producers has increased in recent years with a number of emerging suppliers, and we have broadened our supply base by purchasing increasing amounts of our ores from these suppliers. The titanium-bearing ores market is in the process of moving from long-term supply contracts with pricing formulas to short-term contracts with market based prices. As a result of this shift we have seen a significant increase in our ore costs as our existing contracts expire. During 2012, we purchased approximately 50% of our ore under existing long-term contracts and the remainder under new contracts.

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

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2012, 2011 and 2010, we spent $152 million, $166 million and $151 million, respectively, on research and development.

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

INTELLECTUAL PROPERTY RIGHTS

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 440 unexpired U.S. patents, approximately 160 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 3,650 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

        We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. There can be no assurance, however, that confidentiality and other agreements into which we enter and have entered will not be breached, that they will provide meaningful protection for our trade secrets or proprietary know-how, or that adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, there can be no assurance that others will not obtain knowledge of these trade secrets through independent development or other access by legal means.

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

        We have associated brand names with a number of our products, and we have approximately 134 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 4,610 foreign counterparts, including both registrations and applications for registration. Some of these registrations and applications include filings under the Madrid system for the international registration of marks and may confer rights in multiple countries. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

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

EMPLOYEES

        As of December 31, 2012, we employed approximately 12,000 people in our operations around the world. Approximately 2,000 of these employees are located in the U.S., while approximately 10,000 are located in other countries. We believe our relations with our employees are good.

GEOGRAPHIC DATA

        For sales revenue and long-lived assets by geographic areas, see "Note 27. Operating Segment Information" to our consolidated financial statements.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2012, 2011 and 2010, our capital expenditures for EHS matters totaled $105 million, $92 million, and $85 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our consolidated financial statements.

        One of these sites, the North Maybe Canyon Mine site, involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by a predecessor company. In 2004, the U.S. Forest Service notified us that we are a CERCLA potentially responsible party ("PRP") for contaminated surface water at the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. At this time, we are unable to reasonably estimate our potential liabilities at this site.

        In addition, under the Resource Conservation and Recovery Act ("RCRA") and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of December 31, 2012, we had an accrued liability of $29 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up.

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $34 million and $36 million for environmental liabilities as of December 31, 2012 and 2011, respectively. Of these amounts, $10 million and $7 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2012 and 2011, respectively, and $24 million and $29 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2012 and 2011, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        The EU regulatory framework for chemicals, called "REACH", became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency ("ECHA"), such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations and our first phase registrations by the November 30, 2010 deadline. While we continue our registration efforts to meet the next registration deadline of May 31, 2013, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the EU, for example, in Korea and Taiwan.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $8 million, $5 million and $9 million in 2012, 2011 and 2010, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of "greenhouse gases" ("GHGs"), such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. At the most recent negotiations of the Conference of the Parties to the Kyoto Protocol, a limited group of nations, including the European Union ("EU"), agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, has just entered its third phase and ongoing reforms at the EU level—including measures to prop up carbon credit prices and ban the use of certain types of certified emission reductions—may increase our operating costs. Australia has also adopted a carbon trading system that has been recognized for formal linkage with the EU trading system by 2018. Australia's GHG cap-and-trade program may impose compliance obligations upon our operations that may increase our operating costs. In the United States, California has commenced the first compliance period of its cap-and-trade program.

        Federal climate change legislation in the United States appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will be led by the Environmental Protection Agency's (the "EPA") GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and the collection and reporting of GHG data may increase our operational costs.

        Under a consent decree with states and environmental groups, the Environmental Protection Agency is due to propose new source performance standards (NSPS) for GHG emissions from refineries. These standards could significantly increase the costs of constructing or adding capacity to refineries and may ultimately increase the costs or decrease the supply of refined products. Either of these events could have an adverse effect on our business.

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

PORT NECHES FLARING MATTER

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the Clean Air Act ("CCA") based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations of flare operations at our Port Neches, Texas facility from 2007-2012 against us that were not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, EPA referred this matter to the DOJ. We have been engaged in discussions with the DOJ and the EPA regarding these violations and are in the process of reviewing their allegations and assessing their claims. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

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

GLOSSARY OF CHEMICAL TERMS

DEG—di-ethylene glycol
BDO—butane diol
DGA® Agent—DIGLYCOLAMINE® agent
EG—ethylene glycol
EO—ethylene oxide
LAB—linear alkyl benzene
LAS—linear alkylbenzene sulfonate
LER—liquid epoxy resins
LNG—liquefied natural gas
MEG—mono-ethylene glycol
MDI—methyl diphenyl diisocyanate
MTBE—methyl tertiary-butyl ether
PG—propylene glycol
PO—propylene oxide
Polyols—a substance containing several hydroxyl groups. A diol, triol and tetrol contain two, three and four hydroxyl groups, respectively.
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

        Historically, the markets for many of our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. The volatility these markets experience occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world. For example, demand for our products depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by downturns in the economy. The cyclicality and volatility of our industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

Disruptions in production at our manufacturing facilities, both planned and unplanned, may have a material impact on our business, results of operations and/or financial condition.

        Manufacturing facilities in our industry are subject to planned and unplanned production shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant time to increase production or qualify with our customers, each of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

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

        Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including tax laws, the Foreign Corrupt Practices Act (and foreign equivalents), export controls and OFAC regulations. In addition, although we maintain an anti-corruption compliance program throughout our Company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks, among others, could disrupt the businesses of our international subsidiaries, which could significantly affect their ability to make distributions to us.

        We operate in a significant number of jurisdictions, which contributes to the volatility of our effective tax rate. Changes in tax laws or the interpretation of tax laws in the jurisdictions in which we operate may affect our effective tax rate. In addition, generally accepted accounting principles in the U.S. ("GAAP" or "U.S. GAAP") has required us to place valuation allowances against our net operating losses and other deferred tax assets in a significant number of tax jurisdictions. These valuation allowances result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions may dictate the continued imposition of the current valuation allowances and potentially the establishment of new valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations.

If we are unable to execute our cost reduction plans successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

        We have commenced a number of actions to restructure our Polyurethanes, Textile Effects and Advanced Materials segments to improve our earnings profile. We are in the process of implementing these programs and have realized a portion of the anticipated benefits. While we continue to search for opportunities to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations, our success in achieving targeted cost and expense reductions depends upon a number of factors. If we do not successfully execute on our cost reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

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

        In general, the feedstocks and other raw materials we consume are organic commodity products that are readily available at market prices. However, ore feedstocks for our Pigments segment are periodically in short supply. We frequently enter into supply agreements with particular suppliers, but disruptions of existing supply arrangements or expiration of favorable supply contracts could substantially impact our profitability. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow.

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

        The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Changes in the competitive landscape could make it difficult for us to retain our leadership position in various products and markets throughout the world. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. Some of our competitors are owned or partially owned by foreign governments which may provide a competitive advantage to those competitors. While we are engaged in a range of research and development programs to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products, the failure to develop new products, processes or applications could make us less competitive. Moreover, if any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Further, it is possible we could be named in future litigation for the infringement or misappropriation of a competitor's or other third party's intellectual property rights, which could include a claim for injunctive relief and damages, and, if so, that adverse results could have a material adverse effect on our business, results of operations and financial position.

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

Our significant debt level, a portion of which is subject to variable interest rates, makes us vulnerable to downturns and may limit our ability to respond to market conditions or to obtain additional financing.

        We have significant outstanding debt: as of December 31, 2012, our total consolidated outstanding debt was approximately $3,702 million (including current portion of debt); our debt to total capitalization ratio was approximately 66%; our combined outstanding variable rate borrowings were approximately $2.1 billion; and our current portion of debt totaled approximately $288 million. Our debt level, and the fact that a significant percentage of our cash flow is required to make payments on our debt, could have important consequences for our business, including but not limited to the following:

  •
  we may be more vulnerable to business, industry or economic downturns, making it more difficult to respond to market conditions;

  •
  cash flow available for other purposes, including the growth of our business, may be reduced;

  •
  our ability to obtain additional financing may be constrained, particularly during periods when the capital markets are unsettled;

  •
  our competitors with lower debt levels may have a competitive advantage relative to us; and

  •
  part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates (for example, a 1% increase in interest rates, without giving effect to interest rate hedges or other offsetting items, would increase our annual interest rate expense by approximately $21 million).

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

        Our failure to comply with any of our debt covenants, or our failure to make payments of principal or interest on our debt, could result in a default, or trigger cross-default or acceleration provisions, under our debt agreements. An event of default could result in our debt obligations becoming immediately due and payable, cause our creditors to terminate their lending commitments, or force us or one or more of our subsidiaries into bankruptcy or liquidation. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations and financial condition. For more information regarding our debt covenants, see "Note 14. Debt—Direct and Subsidiary Debt—Compliance with Covenants" to our consolidated financial statements.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

        Any serious disruption at any of our facilities due to hurricane, fire, earthquake, flood or any other natural or man-made disaster could impair our ability to use our facilities and have a material impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of these facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. In addition, many of our current and potential customers are concentrated in specific geographic areas including the U.S. Gulf Coast, which is subject to hurricanes. A disaster in one of these regions could have a material impact on our operations, operating results and financial condition.

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

        We maintain property, business interruption, products liability and casualty insurance policies which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

        In addition, we are subject to various claims and litigation in the ordinary course of business. We are a party to various pending lawsuits and proceedings. For more information, see "—Item 3. Legal Proceedings—Antitrust Matters" below. It is possible that judgments could be rendered against us in these cases or others in which we could be uninsured or not covered by indemnity and beyond the amounts that we currently have reserved or anticipate incurring for such matters.

Our operations, financial condition and liquidity could be adversely affected by legal claims against us, including antitrust claims.

        We face risks arising from various legal actions, including matters relating to antitrust, product liability, intellectual property and environmental claims. Over the past few years, antitrust claims have been made against chemical companies, and we have been named as a defendant in the antitrust suits discussed in "—Item 3. Legal Proceedings—Antitrust Matters" below. In this type of litigation, the plaintiffs generally seek treble damages, which may be significant. An adverse outcome in any antitrust claim could be material and significantly impact our operations, financial condition and liquidity.

We are subject to many environmental, health and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental, health and safety or EHS, laws or permit requirements could result in restrictions or prohibitions on plant operations and substantial civil or criminal sanctions, as well as, under some EHS laws, the assessment of strict liability and/or joint and several liability.

        Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, these concerns could influence public perceptions regarding our products and operations, the viability of certain products, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in EHS regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.

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

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. We currently market MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S. This business has been profitable to us over time, and future legislative or regulatory initiatives outside the U.S. restricting MTBE could materially adversely affect our ability to market and sell MTBE and our profitability. We have recently announced a joint venture with Sinopec involving the construction and operation of a PO/MTBE facility in China, which will further expose us to these risks.

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

        We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into agreements imposing confidentiality obligations upon our employees and third parties to protect our intellectual property, these confidentiality obligations may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets and know-how.

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

        Our debt is generally the exclusive obligation of Huntsman International and our guarantor subsidiaries. Because a significant portion of our operations are conducted by nonguarantor subsidiaries, our cash flow and our ability to service indebtedness, including our ability to pay the interest on our debt when due and principal of such debt at maturity, are dependent to a large extent upon cash dividends and distributions or other transfers from such nonguarantor subsidiaries. Any payment of dividends, distributions, loans or advances by our nonguarantor subsidiaries to us could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and any restrictions imposed by the current and future debt instruments of our nonguarantor subsidiaries. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries' earnings.

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

Regulatory requirements to reduce emissions of greenhouse gases could have an adverse effect on our results of operations.

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. At the most recent negotiations of the Conference of the Parties to the Kyoto Protocol, a limited group of nations, including the EU, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, has just entered its third phase and ongoing reforms at the EU level—including measures to prop up carbon credit prices and ban the use of certain types of certified emission reductions—may increase our operating costs. Australia has also adopted a carbon trading system that has been recognized for formal linkage with the EU trading system by 2018. Australia's GHG cap-and-trade program may impose compliance obligations upon our operations that may increase our operating costs. In the United States, California has commenced the first compliance period of its cap-and-trade program.

        Federal climate change legislation in the United States appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will be led by the EPA's GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and the collection and reporting of GHG data may increase our operational costs.

        Under a consent decree with states and environmental groups, the EPA is due to propose new source performance standards (NSPS) for GHG emissions from refineries. These standards could significantly increase the costs of constructing or adding capacity to refineries and may ultimately increase the costs or decrease the supply of refined products. Either of these events could have an adverse effect on our business.

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

Jon M. Huntsman, our Executive Chairman and founder, may be deemed to control approximately 16% of our outstanding common stock and he may have the ability to substantially impact the outcome of matters voted on by our stockholders.

        Jon M. Huntsman, our Executive Chairman and founder, may be deemed to control approximately 16% of our outstanding common stock. Through his interests, he may have the ability to substantially impact:

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

        During 2012, we redeemed certain of our debt securities. We may from time to time seek to repurchase or redeem more of our debt securities in open market purchases, privately negotiated transactions, tender offers, partial or full call for redemption or otherwise. Any such repurchases or redemptions and the timing and amount thereof would depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Such transactions could negatively affect our liquidity.

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

Location	Business Segment	Description of Facility
Salt Lake City, Utah(1)	Corporate and other	Executive Offices
The Woodlands, Texas(1)	Various	Operating Headquarters, Global Technology Center
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(4), Aniline(4), Polyols and Maleic Anhydride Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, The Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
Caojing, China	Polyurethanes	MDI Finishing Facilities, Global Technology Center
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility
Deer Park, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House, Global Technology Center
Pune, India(1)	Polyurethanes	Polyurethane Systems House
Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samutprakarn, Thailand(1)	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Obninsk, Russia	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(4)	Polyurethanes	Polyurethane Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility and Polyurethane Systems House
Wilton, U.K.	Polyurethanes	Aniline and Nitrobenzene Manufacturing Facilities
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines and PO Manufacturing Facilities
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(5)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility

Location	Business Segment	Description of Facility
Moers, Germany(6)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia	Performance Products	Surfactant/EG Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France(1)	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Ankleshwar, India(1)	Performance Products	Surfactant/Amines Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Melbourne, Australia	Performance Products	Research Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain	Advanced Materials	Resins and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Chennai, India(1)(7)	Advanced Materials	Resins and Synthesis Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Sadat City, Egypt	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials, Polyurethanes and Textile Effects	Formulating Facility, Polyurethane Systems House and Chemicals Formulations Facility
Panyu, China(1)(8)	Advanced Materials and Textile Effects	Formulating and Synthesis Facility and Technology Center
Nanjing, China(1)	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Istanbul, Turkey(1)	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Basel, Switzerland(1)	Advanced Materials and Textile Effects	Technology Center and Textile Effects Textile Dyes Facility
Langweid am Leich, Germany(1)	Textile Effects	Chemicals Synthesis Facility
Charlotte, North Carolina(1)	Textile Effects	Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Effects	Textiles Dyes and Chemicals Formulations Facility
Atotonilquillo, Mexico	Textile Effects	Textile Dyes and Chemicals Formulations Facility
Baroda, India	Textile Effects	Textile Dyes and Chemicals Synthesis Facility
Gandaria, Jakarta, Indonesia	Textile Effects and Polyurethanes	Textile Dyes and Chemicals Formulations Facility and Polyurethane Systems House
Qingdao, China	Textile Effects	Textile Dyes Facility
Fraijanes, Guatemala(1)	Textile Effects	Chemicals Formulations Facility
Bogota, Colombia(1)	Textile Effects	Chemicals Formulations Facility
Hangzhou, China(1)	Textile Effects	Chemicals Formulations Facility
Istanbul, Turkey(1)	Textile Effects	Chemicals Formulations Facility
Karachi, Pakistan(1)	Textile Effects	Chemicals Formulations Facility
Gateway, Singapore(1)	Textile Effects and Performance Products	Textile Effects Headquarters and Performance Products Regional Headquarters
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility
Lake Charles, Louisiana(9)	Pigments	Titanium Dioxide Manufacturing Facility

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

(3)
35% interest in SLIC, our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies.

(4)
51%-owned consolidated manufacturing joint venture with Basic Chemicals Industries Ltd.

(5)
50% interest in Arabian Amines Company, our consolidated manufacturing joint venture with the Zamil Group.

(6)
50% interest in Sasol-Huntsman, our consolidated manufacturing joint venture with Sasol.

(7)
76%-owned consolidated manufacturing joint venture with Tamilnadu Petroproducts Limited.

(8)
95%-owned consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(9)
Owned by Louisiana Pigment Company, L.P., our unconsolidated manufacturing joint venture which is owned 50% by us and 50% by Kronos.

ITEM 3.   LEGAL PROCEEDINGS

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

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. Rarely do the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our nineteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Unresolved at beginning of period	1,080	1,116	1,138
Tendered during period	3	10	24
Resolved during period(1)	3	46	46
Unresolved at end of period	1,080	1,080	1,116

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

        We have never made any payments with respect to these cases. As of December 31, 2012, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2012.

        Certain cases in which we are a premises defendant are not subject to indemnification by prior owners or operators. However, we may be entitled to insurance or other recoveries in some of these cases. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Unresolved at beginning of period	36	37	39
Filed during period	21	11	5
Resolved during period	7	12	7
Unresolved at end of period	50	36	37

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $559,000, $584,000 and $201,000 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had no accrual relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2012.

Antitrust Matters

        We have been named as a defendant in two class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The suits were subsequently consolidated. The other defendants named in this matter are DuPont, Kronos and Millennium. On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from defendants since February 1, 2003, and notice was given to putative class members the week of January 14, 2013 after the Court of Appeals for the Fourth Circuit denied our petition to appeal the order certifying the class. Trial is set to begin September 9, 2013.

        The plaintiffs seek to recover on behalf of the class injunctive relief, treble damages, costs of suit and attorneys fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss with respect to these claims.

Indemnification Matter

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, or the banks, demanded that we indemnify them for claims brought by certain MatlinPatterson entities that were formerly our shareholders, the plaintiffs, in litigation filed June 19, 2012 in the 9th District Court in Montgomery County, Texas. The banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the banks and our Company, dated June 22, 2009, wherein the banks and our Company settled claims that we brought relating to the failed merger with Hexion. The plaintiffs claim that the banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial losses to their 19 million shares of our common stock as a result of the banks' misrepresentations. The plaintiffs are asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees, pre-judgment and post-judgment interest. We denied the banks' indemnification demand. On December 21, 2012, the court dismissed the plaintiffs' claims. The plaintiffs subsequently filed a motion for reconsideration and could still appeal the court's dismissal of their claims.

Environmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement or other complaints from regulatory agencies alleging noncompliance with applicable EHS laws. Based on currently available information and our past experience, we do not believe that the resolution of any pending or threatened environmental enforcement proceedings will have a material impact on our financial condition, results of operations or cash flows.

Port Neches Flaring Matter

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the DOJ notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations of flare operations at our Port Neches, Texas facility from 2007-2012 that were not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We have been engaged in discussions with the DOJ and the EPA regarding these violations and are in the process of reviewing their allegations and assessing their claims. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

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

ITEM 4.    MINE SAFETY DISCLOSURES

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is information concerning our executive officers and significant employees as of the date of this report.

        Jon M. Huntsman, age 75, is the Executive Chairman of the Board of Directors of our Company. Prior to appointment as Executive Chairman effective February 2009, Mr. Huntsman served as Chairman of the Board of Directors of our Company, a position he had held since our Company was formed. Mr. Huntsman also serves on our Litigation Committee. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as Chief Executive Officer of our Company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute. Mr. Huntsman is the father of our Chief Executive Officer, Peter R. Huntsman, our Division President, Advanced Materials, James H. Huntsman, and our director, Jon M. Huntsman, Jr.

        Peter R. Huntsman, age 49, is President, Chief Executive Officer and a Director of our Company. Mr. Huntsman also serves on our Litigation Committee. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman, and the brother of our Division President, Advanced Materials, James H. Huntsman, and our director, Jon M. Huntsman, Jr.

        J. Kimo Esplin, age 50, is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as Chief Financial Officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        James R. Moore, age 68, is Executive Vice President, General Counsel and Secretary. Prior to his appointment to this position in January 2010, Mr. Moore served as our Vice President and Deputy General Counsel since 2003. Prior to that, Mr. Moore served as Vice President and Chief Environmental Counsel from 2002 to 2003 and Senior Environmental Counsel from 1998 to 2002. From 1989 until joining our Company in 1998, Mr. Moore was a partner at the Seattle law firm of Perkins Coie. Mr. Moore also previously served as a trial attorney with the U.S. Department of Justice, an assistant U.S. Attorney and Regional Counsel, Region 10, of the U.S. Environmental Protection Agency.

        Anthony P. Hankins, age 55, is Division President, Polyurethanes and Chief Executive Officer, Asia-Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes business, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes business, and from March 1998 to September 2000, he served as Vice President—Asia-Pacific for our Polyurethanes business. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme, age 56, is Division President, Textile Effects. Mr. Hulme was appointed to this position in February 2009. From June 2003 to February 2009, Mr. Hulme served as Division President, Materials and Effects. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        James H. Huntsman, age 42, is Division President, Advanced Materials. Mr. Huntsman was appointed to this position in July 2011. Prior to that time, Mr. Huntsman served as Vice President of Huntsman Advanced Materials, Americas Region since February 2009. From March 2006 to February 2009, Mr. Huntsman owned and managed a film production company based in Los Angeles, California. Prior to March 2006, he served as our Vice President, U.S. Base Chemicals and Polymers. Mr. Huntsman originally joined our Company in 1990 and has held numerous manufacturing and commercial roles of increasing responsibility within a number of divisions. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman, the brother of our Chief Executive Officer, Peter R. Huntsman, and the brother of our director, Jon M. Huntsman, Jr.

        Stewart A. Monteith, age 56, is Division President, Performance Products. Mr. Monteith was appointed to this position in February 2011. Prior to that time, Mr. Monteith served as Vice President of the Performance Specialties Unit, a position he held since August 2003. He also served as Vice President for Global Markets and Business Development. Mr. Monteith joined Huntsman in 1994. Prior to joining Huntsman, Mr. Monteith held various positions with Texaco Chemical Company and Union Carbide.

        Simon Turner, age 49, is Division President, Pigments. Prior to his appointment to this position in November 2008, Mr. Turner served as Senior Vice President, Pigments since April 2008. From September 2004 to April 2008, Mr. Turner served as Vice President of Global Sales and from July 1999 to September 2004, he held positions including General Manager Co-Products and Director Supply Chain and Shared Services. Prior to joining Huntsman in July 1999, Mr. Turner held various positions with ICI.

        Ronald W. Gerrard, age 53, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Mr. Gerrard was appointed to this position in June 2009. He also serves as our Corporate Sustainability Officer. From May 2004 to June 2009, Mr. Gerrard served as Vice President, Global Operations and Technology in our Polyurethanes business. From 1999 to May 2004, Mr. Gerrard served as Vice President, Asia; Business Director, Flexible Foams; and Director, EHS and Engineering, also within our Polyurethanes business. Prior to joining Huntsman in 1999, Mr. Gerrard had worked for ICI and for EVC, a joint venture between ICI and Enichem. Mr. Gerrard is a Chartered Engineer.

        Brian V. Ridd, age 55, is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        R. Wade Rogers, age 47, is Senior Vice President, Global Human Resources. Mr. Rogers has held this position since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President,

Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

        Russ R. Stolle, age 50, is Senior Vice President and Deputy General Counsel. Mr. Stolle was appointed to this position in January 2010. From October 2006 to January 2010, Mr. Stolle served as our Senior Vice President, Global Public Affairs and Communications, from November 2002 to October 2006, he served as Vice President and Deputy General Counsel, from October 2000 to November 2002 he served as Vice President and Chief Technology Counsel and from April 1994 to October 2000 he served as Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker & Botts.

        Randy W. Wright, age 54, is Vice President and Controller. Prior to his appointment to this position in February 2012, Mr. Wright served as Assistant Controller and Director of Financial Reporting since July 2004. Prior to joining Huntsman in 2004, Mr. Wright held various positions with Georgia-Pacific Corporation, Riverwood International, Johns Manville and PricewaterhouseCoopers. Mr. Wright is a Certified Public Accountant.

        Kevin C. Hardman, age 49, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

        John R. Heskett, age 44, is Vice President, Planning and Treasurer. Mr. Heskett has held this position since December 2009. From September 2008 until October 2009, Mr. Heskett served as a Vice President at Boart Longyear Limited, a publicly-listed exploration drilling services and products company. Mr. Heskett previously served as Vice President, Corporate Development and Investor Relations for our Company from August 2004 until September 2008 and was appointed Vice President, Corporate Development in 2002. Mr. Heskett also served as Assistant Treasurer for our Company and several of our subsidiaries. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

        Steven C. Jorgensen, age 44, is Vice President, Accounting Shared Services and Internal Controls effective February 17, 2012. Prior to his appointment to this position in February 2012, Mr. Jorgensen served as Vice President, Internal Controls and Internal Audit since May 2007. Mr. Jorgensen joined Huntsman in May 2004 as Director of Internal Controls and in May 2005 was appointed as Director of Internal Audit and Controls. Prior to joining Huntsman, Mr. Jorgensen was Vice President and Audit Manager with General Electric Consumer Finance, and prior to that he was an audit Senior Manager with the accounting firm of Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant and holds a master's degree in accounting.

        Kurt D. Ogden, age 44, is Vice President, Investor Relations. Prior to his appointment to this position in February 2009, Mr. Ogden served as Director, Corporate Finance since October 2004. Prior to joining Huntsman in 2004, Mr. Ogden held various positions with Hillenbrand Industries, Pliant Corporation and Huntsman Chemical Corporation. Mr. Ogden is a Certified Public Accountant and holds a master's degree in business administration.

        Maria Csiba-Womersley, age 54, is Vice President and Chief Information Officer. Ms. Csiba-Womersley was appointed to this position effective September 2006. Ms. Csiba-Womersley served as Global eBusiness Director from 2004 to 2006 and also served as our Director of Global IT Planning and Security. Previously, Ms. Csiba-Womersley was a Regional Polymer Sales Manager, a Business Director for Polypropylene and Director of Polymer Logistics. Ms. Csiba-Womersley joined Huntsman in 1997.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

        Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of February 1, 2013, there were approximately 194 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $18.08 per share.

        The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2012
First Quarter	$14.92	$9.75
Second Quarter	15.98	11.51
Third Quarter	16.35	10.99
Fourth Quarter	17.17	14.18

Period	High	Low
2011
First Quarter	$19.10	$15.71
Second Quarter	21.52	16.53
Third Quarter	20.36	9.88
Fourth Quarter	13.07	8.14

DIVIDENDS

        The following tables represent dividends on common stock for our Company for the years ended December 31, (dollars in millions, except per share payment amounts):

	2012
Payment date	Record date	Per share payment amount	Total amount paid
March 30, 2012	March 15, 2012	$0.10	$24
June 29, 2012	June 15, 2012	0.10	24
September 28, 2012	September 14, 2012	0.10	24
December 31, 2012	December 14, 2012	0.10	24

Total			$96

	2011
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2011	March 15, 2011	$0.10	$24
June 30, 2011	June 15, 2011	0.10	24
September 30, 2011	September 15, 2011	0.10	24
December 30, 2011	December 15, 2011	0.10	24

Total			$96

	2010
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2010	March 15, 2010	$0.10	$24
June 30, 2010	June 15, 2010	0.10	24
September 30, 2010	September 15, 2010	0.10	24
December 31, 2010	December 15, 2010	0.10	24

Total			$96

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        See "Part III. Item 11. Executive Compensation" for information relating to our equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

        The following table provides information with respect to shares of our common stock that we repurchased and shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	$49,863,881
November	—	—	—	49,863,881
December	2,043	16.44	—	49,863,881

Total	2,043	$16.44	—

(1)
There were 2,043 shares of restricted stock granted under our stock incentive program that we withheld upon vesting to satisfy our tax withholding obligations during December 2012. There were no shares repurchased under our publicly announced stock repurchase program.

(2)
Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. During the fourth quarter of 2012, we did not repurchase any shares of our common stock under the repurchase program. For more information, see "Note 21. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our consolidated financial statements.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data set forth below presents our historical financial data as of and for the dates and periods indicated. You should read the selected financial data in conjunction with "—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes.

Huntsman Corporation

	Year ended December 31,
(in millions except per share amounts)	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenues	$11,187	$11,221	$9,250	$7,665	$10,056
Gross profit	2,034	1,840	1,461	1,078	1,280
Restructuring, impairment and plant closing costs	92	167	29	88	31
Operating income	845	606	410	13	197
(Expenses) income associated with the Terminated Merger and related litigation(a)	—	—	(4)	835	780
Income (loss) from continuing operations	378	251	(9)	125	512
(Loss) income from discontinued operations, net of tax(b)	(7)	(1)	42	(19)	84
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil(c)	2	4	(1)	6	14
Net income	373	254	32	112	610
Net income attributable to Huntsman Corporation	363	247	27	114	609
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$1.55	$1.03	$(0.06)	$0.54	$2.20
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	(0.03)	—	0.17	(0.08)	0.36
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	0.01	0.01	—	0.03	0.06

Net income attributable to Huntsman Corporation common stockholders	$1.53	$1.04	$0.11	$0.49	$2.62

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$1.53	$1.01	$(0.06)	$0.53	$2.18
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	(0.03)	—	0.17	(0.08)	0.36
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	0.01	0.01	—	0.03	0.06

Net income attributable to Huntsman Corporation common stockholders	$1.51	$1.02	$0.11	$0.48	$2.60

Other Data:
Depreciation and amortization	$432	$439	$405	$442	$398
Capital expenditures	412	330	236	189	418
Dividends per share	0.40	0.40	0.40	0.40	0.40
Balance Sheet Data (at period end):
Total assets	$8,884	$8,657	$8,714	$8,626	$8,058
Total debt	3,706	3,946	4,150	4,217	3,888
Total liabilities	6,988	6,881	6,864	6,761	6,426

(a)
For information regarding (expenses) income associated with our terminated merger with a subsidiary of Hexion (now Momentive) (the "Terminated Merger" or the "Hexion Merger") and the related litigation, see "Note 24. Expenses Associated with the Terminated Merger and Related Litigation" to our consolidated financial statements.

(b)
(Loss) income from discontinued operations represents the operating results, fire insurance settlement gains and loss on disposal of our former Australian styrenics business, our former U.S. base chemicals business, our former North American polymers business, our former European base chemicals and polymers business and our former TDI business. The U.S. base chemicals business was sold on November 5, 2007, the North American polymers business was sold on August 1, 2007, the European base chemicals and polymers business was sold on December 29, 2006 and the TDI business was sold on July 6, 2005. See "Note 25. Discontinued Operations" to our consolidated financial statements.

(c)
The extraordinary gain (loss) on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. See "Note 3. Business Combinations and Dispositions—Textile Effects Acquisition" to our consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "Part I. Item 2. Properties" above, which are located in 30 countries. We employed approximately 12,000 associates worldwide at December 31, 2012.

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

        Historically, demand for titanium dioxide pigments has grown at rates approximately equal to global GDP growth. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and producers, contract arrangements and seasonality. The industry experiences some seasonality in its sales because sales of paints, the largest end use for titanium dioxide, generally peak during the spring and summer months in the northern hemisphere. This results in greater sales volumes in the second and third quarters of the year. During 2012, we have benefited from certain ore supply contracts in our pigments segment that effectively supplied approximately 50% of our ore requirements at prices close to 2011 market levels, which are significantly below current market prices. A majority of these contracts expired at the end of 2012, with the resulting benefits reflected through most of the first quarter of 2013.

        For further information regarding sales price and demand trends, see "Results of Operations—Segment Analysis—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011" and the tables captioned "Year ended December 31, 2012 vs. 2011, Period-Over-Period Increase (Decrease)" and "Fourth Quarter 2012 vs. Third Quarter 2012, Period-Over-Period Increase (Decrease)" below.

OUTLOOK

        We experienced strong growth in our Polyurethanes segment, particularly in our MDI business, and anticipate favorable market conditions in the future. While the factors we describe below are subject to general economic conditions, we expect our Pigments segment to continue going through a business cycle with improvements beginning in the second half of 2013. We anticipate that the future benefits from our ongoing restructuring and cost cutting efforts will result in a lower cost structure and more competitive business when complete in the middle of 2014.

        The following summarizes trends and key considerations that could impact future performance of our operating segments:

Polyurethanes:

  •
  Improving MDI demand

  •
  Restructuring benefit

  •
  Continued strong demand for MTBE

  •
  2013 EBITDA similar to 2012

Performance Products:

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Further recovery in amines margins

  •
  Planned periodic maintenance in the first quarter of 2013

  •
  2013 EBITDA similar to 2012

Advanced Materials:

  •
  Restructuring benefit

  •
  2013 EBITDA better than 2012

Textile Effects:

  •
  Reorganization and restructuring benefit

  •
  2013 EBITDA positive

Pigments:

  •
  Favorable ilmenite raw material advantage versus traditional chloride ores

  •
  Improving contribution margins in the second half of 2013

  •
  Near term contribution margin pressure

  •
  2013 EBITDA less than 2012

        We expect to spend approximately $450 million in 2013 on capital expenditures, net of reimbursements, for growth initiatives and maintenance.

        We expect our full year 2013 adjusted effective tax rate to be approximately 35% primarily due to the effect of the tax valuation allowances and expected regional mix of income. We believe our long-term effective income tax rate will be approximately 30% to 35%.

RECENT DEVELOPMENTS

        For a discussion of recent developments, see "Part I. Item 1. Business—Recent Developments" above.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

Huntsman Corporation

				Percent Change
	Year ended December 31,
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
Revenues	$11,187	$11,221	$9,250	—	21%
Cost of goods sold	9,153	9,381	7,789	(2)%	20%

Gross profit	2,034	1,840	1,461	11%	26%
Operating expenses	1,097	1,067	1,022	3%	4%
Restructuring, impairment and plant closing costs	92	167	29	(45)%	476%

Operating income	845	606	410	39%	48%
Interest expense, net	(226)	(249)	(229)	(9)%	9%
Equity in income of investment in unconsolidated affiliates	7	8	24	(13)%	(67)%
Loss on early extinguishment of debt	(80)	(7)	(183)	NM	(96)%
Expenses associated with the Terminated Merger and related litigation	—	—	(4)	—	NM
Other income	1	2	2	(50)%	—

Income from continuing operations before income taxes	547	360	20	52%	NM
Income tax expense	(169)	(109)	(29)	55%	276%

Income (loss) from continuing operations	378	251	(9)	51%	NM
(Loss) income from discontinued operations, net of tax	(7)	(1)	42	600%	NM
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	2	4	(1)	(50)%	NM

Net income	373	254	32	47%	694%
Net income attributable to noncontrolling interests	(10)	(7)	(5)	43%	40%

Net income attributable to Huntsman Corporation	363	247	27	47%	815%
Interest expense, net	226	249	229	(9)%	9%
Income tax expense from continuing operations	169	109	29	55%	276%
Income tax (benefit) expense from discontinued operations	(3)	(5)	10	(40)%	NM
Depreciation and amortization	432	439	405	(2)%	8%

EBITDA(1)	$1,187	$1,039	$700	14%	48%

Net income per share:
Basic	$1.53	$1.04	$0.11	47%	845%
Diluted	1.51	1.02	0.11	48%	827%
Net cash provided by (used in) operating activities	774	365	(58)	112%	NM
Net cash used in investing activities	(471)	(280)	(182)	68%	54%
Net cash used in financing activities	(473)	(490)	(543)	(3)%	(10)%
Other non-GAAP measures:
Adjusted EBITDA(1)	$1,396	$1,214	$875	15%	39%
Adjusted net income(2)	542	408	200	33%	104%
Adjusted income per share(2):
Basic	2.28	1.72	0.85	33%	102%
Diluted	2.25	1.69	0.83	33%	104%
Capital expenditures, net of reimbursements(3)	412	327	202	26%	62%

Huntsman International

				Percent Change
	Year ended December 31,
					2011 vs. 2010
	2012	2011	2010	2012 vs. 2011
Revenues	$11,187	$11,221	$9,250	—	21%
Cost of goods sold	9,146	9,363	7,772	(2)%	20%

Gross profit	2,041	1,858	1,478	10%	26%
Operating expenses	1,080	1,062	1,006	2%	6%
Restructuring, impairment and plant closing costs	92	167	29	(45)%	476%

Operating income	869	629	443	38%	42%
Interest expense, net	(238)	(262)	(248)	(9)%	6%
Equity in income of investment in unconsolidated affiliates	7	8	24	(13)%	(67)%
Loss on early extinguishment of debt	(80)	(7)	(37)	NM	(81)%
Other income	1	2	2	(50)%	—

Income from continuing operations before income taxes	559	370	184	51%	101%
Income tax expense	(179)	(113)	(40)	58%	183%

Income from continuing operations	380	257	144	48%	78%
(Loss) income from discontinued operations, net of tax	(7)	(1)	42	600%	NM
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	2	4	(1)	(50)%	NM

Net income	375	260	185	44%	41%
Net income attributable to noncontrolling interests	(10)	(7)	(5)	43%	40%

Net income attributable to Huntsman International LLC	365	253	180	44%	41%
Interest expense, net	238	262	248	(9)%	6%
Income tax expense from continuing operations	179	113	40	58%	183%
Income tax (benefit) expense from discontinued operations	(3)	(5)	10	(40)%	NM
Depreciation and amortization	408	416	382	(2)%	9%

EBITDA(1)	$1,187	$1,039	$860	14%	21%

Net cash provided by (used in) operating activities	860	432	(46)	99%	NM
Net cash used in investing activities	(578)	(337)	(238)	72%	42%
Net cash used in financing activities	(306)	(418)	(78)	(27)%	436%
Other non-GAAP measures:
Adjusted EBITDA(1)	$1,396	$1,214	$885	15%	37%
Adjusted net income(2)	$544	414	212	31%	95%
Capital expenditures, net of reimbursements(3)	412	327	202	26%	62%

NM—Not meaningful

(1)
EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. We believe that EBITDA supplements an investor's understanding of our financial performance. However, EBITDA should not be considered in isolation or viewed as a substitute for net income attributable to Huntsman Corporation or Huntsman International, as appropriate, or other measures of performance as defined by GAAP. Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance by reviewing EBITDA as a general indicator of economic performance compared with prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business rather than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

  Adjusted EBITDA is computed by eliminating the following from EBITDA: loss on early extinguishment of debt; certain legal settlements and related expenses; EBITDA from discontinued operations; acquisition expenses; expenses associated with the Terminated Merger and related litigation (Huntsman Corporation only); gain on disposition of businesses/assets; extraordinary (gain) loss on the acquisition of a business; loss (gain) on initial consolidation of subsidiaries; and restructuring, impairment and plant closing and transition costs (credits).

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

  We believe that net income attributable to Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and adjusted EBITDA.

  For each of our Company and Huntsman International, the following tables set forth certain items of (income) expense included in EBITDA (in millions):

  Huntsman Corporation

	Year ended December 31,
	2012	2011	2010
Net income attributable to Huntsman Corporation	$363	$247	$27
Interest expense, net	226	249	229
Income tax expense from continuing operations	169	109	29
Income tax (benefit) expense from discontinued operations	(3)	(5)	10
Depreciation and amortization	432	439	405

EBITDA	1,187	1,039	700
Loss on early extinguishment of debt	80	7	183
Certain legal settlements and related expenses	11	46	8
EBITDA from discontinued operations	5	6	(53)
Acquisition expenses	5	5	3
Expenses associated with the Terminated Merger and related litigation	—	—	4
Gain on disposition of businesses/assets	(3)	(40)	—
Extraordinary (gain) loss on the acquisition of a business	(2)	(4)	1
Loss (gain) on initial consolidation of subsidiaries	4	(12)	—
Restructuring, impairment and plant closing and transition costs (credits):
Polyurethanes	38	—	—
Performance Products	—	—	3
Advanced Materials	38	20	(2)
Textile Effects	26	135	15
Pigments	4	10	8
Corporate and other	3	2	5

Total restructuring, impairment and plant closing and transition costs	109	167	29

Adjusted EBITDA	$1,396	$1,214	$875

  Huntsman International

	Year ended December 31,
	2012	2011	2010
Net income attributable to Huntsman International	$365	$253	$180
Interest expense, net	238	262	248
Income tax expense from continuing operations	179	113	40
Income tax (benefit) expense from discontinued operations	(3)	(5)	10
Depreciation and amortization	408	416	382

EBITDA	1,187	1,039	860
Loss on early extinguishment of debt	80	7	37
Certain legal settlements and related expenses	11	46	8
EBITDA from discontinued operations	5	6	(53)
Acquisition expenses	5	5	3
Gain on disposition of businesses/assets	(3)	(40)	—
Extraordinary (gain) loss on the acquisition of a business	(2)	(4)	1
Loss (gain) on initial consolidation of subsidiaries	4	(12)	—
Restructuring, impairment and plant closing and transition costs (credits):
Polyurethanes	38	—	—
Performance Products	—	—	3
Advanced Materials	38	20	(2)
Textile Effects	26	135	15
Pigments	4	10	8
Corporate and other	3	2	5

Total restructuring, impairment and plant closing and transition costs	109	167	29

Adjusted EBITDA	$1,396	$1,214	$885

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: (a) loss on early extinguishment of debt; (b) certain legal settlements and related expenses; (c) discount amortization on settlement financing; (d) loss (income) from discontinued operations; (e) acquisition expenses; (f) expenses associated with the Terminated Merger and related litigation (Huntsman Corporation only); (g) gain on disposition of businesses/assets; (h) extraordinary (gain) loss on the acquisition of a business; (i) loss (gain) on initial consolidation of subsidiaries; and (j) restructuring, impairment and plant closing and transition costs. The income tax impacts of each adjusting item is calculated using the statutory rates in the applicable taxing jurisdiction and considering valuation allowances on deferred tax assets in each jurisdiction. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Adjusted net income and adjusted income per share amounts are presented solely as supplemental disclosures to net income applicable to Huntsman Corporation or Huntsman International, as appropriate, and income per share because we believe that these measures are indicative of our operating performance. Adjusted net income and adjusted income per share exclude items that may be recurring in nature and should not be disregarded in the evaluation of performance. However, we believe it is useful to exclude such items to provide a supplemental analysis of current results and trends compared to other periods for the following reasons: certain excluded items can vary significantly depending on specific underlying transactions or events, and the variability of such items may not relate specifically to current operating results or trends; and certain excluded items, while potentially recurring in future periods, may not be indicative of future results.

  For each of our Company and Huntsman International, the following tables set forth certain items of (income) expense included in adjusted net income (in millions).

  Huntsman Corporation

	Year ended December 31,
	2012	2011	2010
Net income attributable to Huntsman Corporation	$363	$247	$27
Loss on early extinguishment of debt, net of tax of $(29), $(3) and $(22) in 2012, 2011 and 2010, respectively	51	4	161
Certain legal settlements and related expenses, net of tax of $(4), $(17) and $(3) in 2012, 2011 and 2010, respectively	7	29	5
Discount amortization on settlement financing, net of tax of $(11), $(10) and $(10) in 2012, 2011 and 2010, respectively	20	18	16
Loss (income) from discontinued operations, net of tax of (3), $(5) and $10 in 2012, 2011 and 2010, respectively	7	1	(42)
Acquisition expenses, net of tax of $(1) in 2012, 2011 and 2010, each	4	4	2
Expenses associated with the Terminated Merger and related litigation, net of tax of nil, nil and $(1) in 2012, 2011 and 2010, respectively	—	—	3
Gain on disposition of businesses/assets, net of tax of nil, $3 and nil in 2012, 2011 and 2010, respectively	(3)	(37)	—
Extraordinary (gain) loss on the acquisition of a business, net of tax of nil for 2012, 2011 and 2010, each	(2)	(4)	1
Loss (gain) on initial consolidation of subsidiaries, net of tax of nil, $2 and nil in 2012, 2011 and 2010, respectively	4	(10)	—
Restructuring, impairment and plant closing and transition costs, net of tax of $(18), $(11) and $(2) in 2012, 2011 and 2010, respectively	91	156	27

Adjusted net income	$542	$408	$200

Weighted average shares-diluted	240.6	241.7	241.0

  Huntsman International

	Year ended December 31,
	2012	2011	2010
Net income attributable to Huntsman International	$365	$253	$180
Loss on early extinguishment of debt, net of tax of $(29), $(3) and $(14) in 2012, 2011 and 2010, respectively	51	4	23
Certain legal settlements and related expenses, net of tax of $(4), $(17) and $(3) in 2012, 2011 and 2010, respectively	7	29	5
Discount amortization on settlement financing, net of tax of $(11), $(10) and $(10) in 2012, 2011 and 2010, respectively	20	18	16
Loss (income) from discontinued operations, net of tax of (3), $(5) and $10 in 2012, 2011 and 2010, respectively	7	1	(42)
Acquisition expenses, net of tax of $(1) in 2012, 2011 and 2010, each	4	4	2
Gain on disposition of businesses/assets, net of tax of nil, $3 and nil in 2012, 2011 and 2010, respectively	(3)	(37)	—
Extraordinary (gain) loss on the acquisition of a business, net of tax of nil for 2012, 2011 and 2010, each	(2)	(4)	1
Loss (gain) on initial consolidation of subsidiaries, net of tax of nil, $2 and nil in 2012, 2011 and 2010, respectively	4	(10)	—
Restructuring, impairment and plant closing and transition costs, net of tax of $(18), $(11) and $(2) in 2012, 2011 and 2010, respectively	91	156	27

Adjusted net income	$544	$414	$212

(3)
Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less reimbursements of capital expenditures from insurance settlements, other legal settlements and contributions from noncontrolling shareholders in consolidated entities. During 2012, 2011 and 2010, capital expenditures of $412 million, $330 million and $236 million, respectively, were reimbursed in part by nil, $3 million and $34 million, respectively, from insurance settlement proceeds or other legal settlements.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

        For the year ended December 31, 2012, net income attributable to Huntsman Corporation was $363 million on revenues of $11,187 million, compared with net income attributable to Huntsman Corporation of $247 million on revenues of $11,221 million for 2011. For the year ended December 31, 2012, net income attributable to Huntsman International was $365 million on revenues of $11,187 million, compared with net income attributable to Huntsman International of $253 million on revenues of $11,221 million for 2011. The increase of $116 million in net income attributable to Huntsman Corporation and the increase of $112 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for 2012 decreased by $34 million, or less than one percent, as compared with 2011. The decrease was due principally to lower average selling prices in our Performance Products and Advanced Materials segments and lower sales volumes in our Performance Products and Pigments segments, offset by higher average selling prices in our Polyurethanes and Pigments segments and higher sales volumes in our Polyurethanes, Advanced Materials and Textile Effects segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for 2012 increased by $194 million and $183 million, or 11% and 10%, respectively, as compared with 2011. The increase resulted from higher gross margins in our Polyurethanes and Textile Effects segments, offset in part by lower margins in our other segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for 2012 increased by $30 million and $18 million, or 3% and 2%, respectively, as compared with 2011. Increases in operating expenses in 2012 were primarily due to a $4 million loss recognized in 2012 in connection with the Russian Systems House Acquisition, a $34 million gain recognized in 2011 on the sale of our Stereolithography resin and Digitalis® machine manufacturing businesses and a $12 million gain on the consolidation of our Sasol-Huntsman joint venture recognized in 2011, offset in part by decreases in operating expenses primarily due to the impact of translating foreign currency amounts to the U.S. dollar and a $35 million decrease in costs related to legal claims in 2012.

  •
  Restructuring, impairment and plant closing costs for 2012 decreased to $92 million from $167 million in 2011. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our net interest expense and the net interest expense of Huntsman International for 2012 decreased by $23 million and $24 million, respectively, or 9% each, as compared with 2011. The decrease is due principally to lower average debt balances.

  •
  Our loss on early extinguishment of debt for 2012 increased to $80 million from $7 million in 2011 as a result of higher net repayments of indebtedness in 2012 as compared to 2011. In 2012, we recorded a loss on early extinguishment of debt of $78 million primarily from the repurchase of a portion of our 5.50% senior notes due 2016 ("2016 Senior Notes"). For more information, see "Note 14. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

  •
  Our income tax expense increased by $60 million to an expense of $169 million for 2012 as compared with an expense of $109 million for 2011. Huntsman International's income tax expense increased by $66 million to an expense of $179 million for 2012 as compared with an expense of $113 million for 2011. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our and Huntsman International's increase in tax expense was due primarily to higher pre-tax earnings. For more information concerning income taxes, see "Note 18. Income Taxes" to our consolidated financial statements.

  •
  Our loss from discontinued operations for 2012 increased to $7 million from $1 million in 2011. For more information, see "Note 25. Discontinued Operations" to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year ended December 31,
			Percent Change Favorable (Unfavorable)
	2012	2011
Revenues
Polyurethanes	$4,894	$4,434	10%
Performance Products	3,065	3,301	(7)%
Advanced Materials	1,325	1,372	(3)%
Textile Effects	752	737	2%
Pigments	1,436	1,642	(13)%
Eliminations	(285)	(265)	(8)%

Total	$11,187	$11,221	—

Huntsman Corporation
Segment EBITDA
Polyurethanes	$726	$469	55%
Performance Products	360	385	(6)%
Advanced Materials	54	125	(57)%
Textile Effects	(49)	(199)	75%
Pigments	352	501	(30)%
Corporate and other	(251)	(236)	(6)%

Subtotal	1,192	1,045	14%
Discontinued Operations	(5)	(6)	17%

Total	$1,187	$1,039	14%

Huntsman International
Segment EBITDA
Polyurethanes	$726	$469	55%
Performance Products	360	385	(6)%
Advanced Materials	54	125	(57)%
Textile Effects	(49)	(199)	75%
Pigments	352	501	(30)%
Corporate and other	(251)	(236)	(6)%

Subtotal	1,192	1,045	14%
Discontinued Operations	(5)	(6)	17%

Total	$1,187	$1,039	14%

	Year ended December 31, 2012 vs. 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	4%	(2)%	—	8%
Performance Products	(3)%	(3)%	2%	(3)%
Advanced Materials	(6)%	(4)%	—	7%
Textile Effects	—	(4)%	(1)%	7%
Pigments	14%	(5)%	—	(22)%
Total Company	2%	(3)%	1%	—

	Fourth Quarter 2012 vs. Third Quarter 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	(2)%	1%	(2)%	(1)%
Performance Products	2%	1%	1%	(8)%
Advanced Materials	1%	2%	1%	(9)%
Textile Effects	(3)%	1%	3%	3%
Pigments	(10)%	1%	1%	(2)%
Total Company	(2)%	1%	—	(3)%

(1)
Excludes revenues and sales volumes primarily from tolling arrangements and the sale of byproducts and raw materials.

NM—Not Meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for 2012 compared to 2011 was due to higher sales volumes and higher average selling prices, partially offset by the strength of the U.S. dollar against the euro. MDI sales volumes increased as a result of improved demand in all regions and across most major markets. PO/MTBE sales volumes increased due to strong demand. MDI average selling prices increased in all regions, partially offset by the strength of the U.S. dollar against the euro. PO/MTBE average selling prices increased primarily due to favorable market conditions. The increase in segment EBITDA was primarily due to higher margins and higher sales volumes, partially offset by higher restructuring, impairment and plant closing costs. During 2012 and 2011, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $38 million and nil, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Performance Products

        The decrease in revenues in our Performance Products segment for 2012 compared to 2011 was primarily due to lower average selling prices and lower sales volumes. Average selling prices decreased across almost all businesses primarily in response to lower raw material costs and the strength of the U.S. dollar against major international currencies. Sales volumes decreased primarily due to a shift to tolling arrangements. The decrease in segment EBITDA was primarily due to lower sales volumes and higher operating expenses. In addition, in 2011 we recorded a gain of $12 million in connection with the consolidation of our Sasol-Huntsman joint venture.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for 2012 compared to 2011 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions and across most markets in response to competitive market pressure, lower raw material costs in most regions and the strength of the U.S. dollar against major international currencies. Sales volumes increased across most regions, primarily due to stronger global demand in our base resins business, while sales volumes in the Asia-Pacific region decreased due to lower demand in the wind energy, electrical engineering and electronics markets. The decrease in segment EBITDA was primarily due to higher restructuring and impairment costs and lower margins due in part to the change in sales mix from increased base resin sales volumes, partially offset by lower selling, general and administrative costs as a result of recent restructuring efforts. During 2012 and 2011, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $38 million and $20 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Textile Effects

        The increase in revenues in our Textile Effects segment for 2012 compared to 2011 was primarily due to higher sales volumes, partially offset by the strength of the U.S. dollar against major international currencies. Sales volumes increased due to increased market share in key markets. The increase in segment EBITDA was primarily due to lower restructuring, impairment and plant closing and transition costs and lower manufacturing and selling, general and administrative costs as a result of recent restructuring efforts, partially offset by lower margins. During 2012 and 2011, our Textile Effects segment recorded restructuring, impairment and plant closing costs of $9 million and $135 million, respectively, and expenses for the transition of production from Basel, Switzerland to a tolling facility of $17 million and nil, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Pigments

        The decrease in revenues in our Pigments segment for 2012 compared to 2011 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to lower global demand. Average selling prices increased in all regions of the world primarily in response to higher raw material costs, partially offset by the strength of the U.S. dollar against major international currencies. The decrease in segment EBITDA was primarily due to lower margins and lower sales volumes. During 2012 and 2011, our Pigments segment recorded restructuring, impairment and plant closing costs of $4 million and $10 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, last-in first-out ("LIFO") inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For 2012, EBITDA from Corporate and other decreased by $15 million to a loss of $251 million from a loss of $236 million for 2011. The decrease in EBITDA from Corporate and other was primarily the result of an increase in loss on early extinguishment of debt of $73 million ($80 million of loss in 2012 compared to $7 million of loss in 2011). For more information regarding the loss on early extinguishment of debt, see "Note 14. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. The decrease was also due to higher incentive compensation costs of $19 million and a decrease in unallocated foreign exchange gains of $9 million ($2 million gain in 2012 compared to $11 million gain in 2011). The decrease in EBITDA was partially offset by a decrease in legal settlements of $39 million ($1 million in 2012 compared to $40 million in 2011), an increase in LIFO inventory valuation income of $35 million ($14 million of income in 2012 compared to $21 million of expense in 2011) and an increase of $15 million in income from benzene sales ($10 million of income in 2012 compared to $5 million of loss in 2011).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The loss from discontinued operations represents the operating results, legal costs, restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. The decrease in loss from discontinued operations, net of tax, resulted primarily from higher legal costs in 2011. See "Note 25. Discontinued Operations" to our consolidated financial statements.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

        For year ended December 31, 2011, the net income attributable to Huntsman Corporation was $247 million on revenues of $11,221 million, compared with net income attributable to Huntsman Corporation of $27 million on revenues of $9,250 million for 2010. For the year ended December 31, 2011, the net income attributable to Huntsman International was $253 million on revenues of $11,221 million, compared with net income attributable to Huntsman International of $180 million on revenues of $9,250 million for 2010. The increase of $220 million in net income attributable to Huntsman Corporation and the increase of $73 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for 2011 increased by $1,971 million, or 21%, as compared with 2010. The increase was due principally to higher average selling prices in all of our segments and higher sales volumes in all of our segments except Advanced Materials, Textile Effects and Pigments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for 2011 increased by $379 million and $380 million, respectively, or 26% each, as compared with 2010. The increase resulted from higher gross margins in all of our segments except Advanced Materials and Textile Effects. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for 2011 increased by $45 million and $56 million, or 4% and 6%, respectively, as compared with 2010. Operating expenses increased by $50 million in 2011 due to the impact of translating foreign currency amounts to the U.S. dollar and by $46 million due to higher expenses related to legal settlements, partially offset by a $12 million gain recorded upon consolidation of our Sasol-Huntsman joint venture and a $34 million gain recorded on the sale of our stereolithography resin and Digitalis® machine manufacturing businesses. For more information on legal settlements, see "Note 19. Commitments and Contingencies—Legal Matters" to our consolidated financial statements. For more information on the consolidation of our

    Sasol-Huntsman joint venture, see "Note 7. Variable Interest Entities" to our consolidated financial statements. For more information on the sale of our stereolithography resin and Digitalis® machine manufacturing businesses, see "Note 3. Business Combinations and Dispositions" to our consolidated financial statements.

  •
  Restructuring, impairment and plant closing costs for 2011 increased to $167 million from $29 million in 2010. For more information, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our net interest expense and the net interest expense of Huntsman International for 2011 increased by $20 million and $14 million, respectively, or 9% and 6%, respectively, as compared with 2010. In 2010, we benefited from a $12 million reduction in interest expense related to the ineffective portion of a cross currency swap, and interest expense in 2011 is also higher due to the consolidation of our Sasol-Huntsman and Arabian Amines Company joint ventures. For more information, see "Note 7. Variable Interest Entities" to our consolidated financial statements.

  •
  Equity in income of investment in unconsolidated affiliates for 2011 decreased to $8 million from $24 million in 2010. During 2010, we recorded a nonrecurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in Sasol-Huntsman. For more information, see "Note 6. Investment in Unconsolidated Affiliates" to our consolidated financial statements.

  •
  Our loss on early extinguishment of debt for 2011 decreased to $7 million from $183 million in 2010 as a result of higher net repayments of indebtedness in 2010 as compared to 2011. In 2010, we recorded a loss on early extinguishment of debt from the repurchase of our 7% convertible notes due 2018 (Huntsman Corporation only) for $146 million. For more information see "Note 14. Debt" to our consolidated financial statements.

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

Segment Analysis

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year ended December 31,
			Percent Change Favorable (Unfavorable)
	2011	2010
Revenues
Polyurethanes	$4,434	$3,605	23%
Performance Products	3,301	2,659	24%
Advanced Materials	1,372	1,244	10%
Textile Effects	737	787	(6)%
Pigments	1,642	1,213	35%
Eliminations	(265)	(258)	(3)%

Total	$11,221	$9,250	21%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$469	$319	47%
Performance Products	385	363	6%
Advanced Materials	125	143	(13)%
Textile Effects	(199)	1	NM
Pigments	501	205	144%
Corporate and other	(236)	(384)	39%

Subtotal	1,045	647	62%
Discontinued Operations	(6)	53	NM

Total	$1,039	$700	48%

Huntsman International
Segment EBITDA
Polyurethanes	$469	$319	47%
Performance Products	385	363	6%
Advanced Materials	125	143	(13)%
Textile Effects	(199)	1	NM
Pigments	501	205	144%
Corporate and other	(236)	(224)	(5)%

Subtotal	1,045	807	29%
Discontinued Operations	(6)	53	NM

Total	$1,039	$860	21%

	Year ended December 31, 2011 vs. 2010
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	16%	2%	(3)%	8%
Performance Products	20%	2%	(1)%	3%
Advanced Materials	7%	3%	—	—
Textile Effects	—	3%	—	(9)%
Pigments	34%	4%	(1)%	(2)%
Total Company	16%	3%	3%	5%

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

Cash Flows for Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

        Net cash provided by operating activities for 2012 and 2011 was $774 million and $365 million, respectively. The increase in net cash provided by operating activities during 2012 compared to 2011 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and to a $179 million favorable variance in operating assets and liabilities for 2012 as compared with 2011.

        Net cash used in investing activities for 2012 and 2011 was $471 million and $280 million, respectively. During 2012 and 2011, we paid $412 million and $327 million, respectively, for capital expenditures, net of reimbursements. During 2012, we paid €13 million (approximately $16 million) for the Russian Systems House Acquisition. During 2011, we paid $34 million, net of cash acquired, for the Laffans Acquisition and the acquisition of an MDI-based polyurethanes systems house in Istanbul, Turkey. On April 1, 2011, we began consolidating our Sasol-Huntsman joint venture and assumed its cash balance of $28 million. During 2011, we sold businesses and assets for $48 million, including the sale of our former stereolithography resin and Digitalis® machine manufacturing businesses for $41 million. During 2012 and 2011, we made investments in Louisiana Pigments Company, L.P. of $100 million and $26 million, respectively, and received dividends from our unconsolidated joint ventures, Louisiana Pigments Company, L.P. and BASF Huntsman Shanghai Isocyanate Investment B.V., of $82 million and $32 million, respectively. Additionally during 2012, we made investments in our Nanjing Jinling joint venture and our cost method investment in White Mountain Titanium Corporation of $24 million and $3 million, respectively.

        Net cash used in financing activities for 2012 and 2011 was $473 million and $490 million, respectively. The decrease in net cash used in financing activities was primarily due to the repurchase of $50 million of common stock in 2011, offset in part by higher net repayments of debt in 2012 as compared to 2011.

        During 2012, we issued $400 million aggregate principal amount of 4.875% senior notes due 2020 ("2020 Senior Notes") and used the net proceeds to redeem a portion of our 2016 Senior Notes. Additionally, during 2012 we repaid $139 million on our senior secured credit facilities. For more information, see "Note 14. Debt" to our consolidated financial statements.

Cash Flows for Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

        Net cash provided by (used in) operating activities for 2011 and 2010 was $365 million and $(58) million, respectively. The increase in cash provided by operating activities during 2011 compared to 2010 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and a $420 million favorable variance in operating assets and liabilities for 2011 as compared with 2010. Upon the adoption of new accounting guidance on January 1, 2010, sales of accounts receivable under our accounts receivable programs (our "A/R Programs") no longer meet the criteria for derecognition and off-balance sheet treatment. Accordingly, the amounts outstanding under our A/R Programs are accounted for as secured borrowings and were included on our balance sheet. As a result of the adoption of this new guidance, accounts receivable increased by $254 million and a corresponding increase in cash used in operating activities was reflected in the statement of cash flows for 2010.

        Net cash used in investing activities for 2011 and 2010 was $280 million and $182 million, respectively. During 2011 and 2010, we paid $327 million and $202 million, respectively, for capital expenditures, net of reimbursements. During 2011, we paid $34 million, net of cash acquired, for the Laffans Acquisition and the acquisition of an MDI-based polyurethanes systems house in Istanbul, Turkey. On April 1, 2011, we began consolidating the Sasol-Huntsman joint venture and assumed its cash balance of $28 million. During 2011, we sold businesses and assets for $48 million, including the sale of our former stereolithography resin and Digitalis® machine manufacturing businesses for

$41 million. During 2011, we received $32 million of dividends from our unconsolidated joint ventures, Louisiana Pigment Company, L.P. and BASF Huntsman Shanghai Isocyanate Investment B.V., and made investments in Louisiana Pigment Company, L.P. of $26 million. During 2010, we received proceeds of $110 million from the settlement of our insurance claims related to the 2006 fire at our former Port Arthur, Texas facility, $34 million of which was reflected in the statement of cash flows as investing activities.

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

Changes in Financial Condition

        The following information summarizes our working capital (dollars in millions):

	December 31, 2012	Less: the Russian Systems House Acquisition(1)	Subtotal	December 31, 2011	(Decrease) Increase	Percent Change
Cash and cash equivalents	$387	$—	$387	$554	$(167)	(30)%
Restricted cash	9	—	9	8	1	13%
Accounts receivable, net	1,583	(2)	1,581	1,534	47	3%
Inventories	1,819	(9)	1,810	1,539	271	18%
Prepaid expenses	48	—	48	46	2	4%
Deferred income taxes	51	—	51	20	31	155%
Other current assets	222	(1)	221	245	(24)	(10)%

Total current assets	4,119	(12)	4,107	3,946	161	4%

Accounts payable	1,150	(4)	1,146	912	234	26%
Accrued liabilities	705	(1)	704	695	9	1%
Deferred income taxes	38	(2)	36	7	29	414%
Current portion of debt	288	—	288	212	76	36%

Total current liabilities	2,181	(7)	2,174	1,826	348	19%

Working capital	$1,938	$(5)	$1,933	$2,120	$(187)	(9)%

(1)
Represents opening balance sheet amounts related to the Russian Systems House Acquisition.

  Excluding the effects of the Russian Systems House Acquisition, our working capital decreased by $187 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $167 million resulted from the matters identified in the consolidated statements of cash flows.

  •
  Accounts receivable, net increased by $47 million mainly due to higher sales prices and volumes, offset in part by the impact of foreign currency translation.

  •
  Inventories increased by $271 million mainly due to higher inventory levels to support increased customer demand and in anticipation of maintenance outages planned for the first half of 2013.

  •
  The increase in accounts payable of $234 million was primarily due to higher inventory.

  •
  Current portion of debt increased by $76 million due primarily to the classification of $180 million of Arabian Amines Company debt as current, offset in part by the repayment of outstanding indebtedness, a portion of which was classified as current as of December 31, 2011. See "Note 14. Debt—Direct and Subsidiary Debt—Other Debt" to our consolidated financial statements.

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

        Certain of our subsidiaries are designated as nonguarantor subsidiaries and have third-party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Senior Credit Facilities

        As of December 31, 2012, our senior secured credit facilities ("Senior Credit Facilities") consisted of our revolving facility ("Revolving Facility"), our term loan B facility ("Term Loan B"), our extended term loan B facility ("Extended Term Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2"), and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Term Loan B	NA	193		193		USD LIBOR plus 1.50%	2014
Extended Term Loan B	NA	637		637		USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 2.75%	2017	(3)
Term Loan C	NA	419		393		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $19 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of December 31, 2012, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3.0%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our 2016 Senior Notes, Term Loan B due April 19, 2014 and Term Loan C due June 30, 2016. The maturity of Extended Term Loan B and Extended Term Loan B—Series 2 will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to refinance or repay our 2016 Senior Notes that remain outstanding during the three months prior to the maturity date of such notes.

        Our obligations under the Senior Credit Facilities are guaranteed by our guarantors, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

        During the year ended December 31, 2012, we made the following payments on our Senior Credit Facilities:

  •
  On October 31, 2012, we prepaid $50 million on our Term Loan B.

  •
  On September 24, 2012, we prepaid $58 million on our Term Loan B.

  •
  On September 7, 2012, we prepaid $3 million on our Term Loan B, $6 million on our Extended Term Loan B, $4 million on our Extended Term Loan B—Series 2 and $4 million on our Term Loan C.

  •
  On April 2, 2012, we paid the annual scheduled repayment of $3 million on our Term Loan B, $7 million on our Extended Term Loan B and $4 million on our Term Loan C.

        In connection with these debt repayments, we recognized a loss on early extinguishment of debt of approximately $2 million during the year ended December 31, 2012.

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

  •
  increased the interest rate margin with respect to Extended Term Loan B—Series 2 to LIBOR plus 3.00% (the interest rate margin is subject to a leverage-based step-down, which has been achieved based upon our recent results); and

  •
  set the amortization on the Extended Term Loan B—Series 2 at 1% of the principal amount.

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things, extended $650 million of aggregate principal of Term Loan B to a stated maturity of April 2017 (now referred to as Extended Term Loan B) and increased the interest rate on the Extended Term Loan B to LIBOR plus 2.50%.

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. special purpose entity ("U.S. SPE") and a European special purpose entity ("EU SPE"). We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs was as follows (monetary amounts in millions):

December 31, 2012
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2014	$250	$90(4)	Applicable Rate plus 1.50% - 1.65%
EU A/R Program	April 2014	€225 (approximately $297)	€114 (approximately $151)	Applicable Rate plus 2.0%

December 31, 2011
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2014	$250	$90(4)	Applicable Rate plus 1.50% - 1.65%
EU A/R Program	April 2014	€225 (approximately $291)	€114 (approximately $147)	Applicable Rate plus 2.0%

(1)
The amount of actual availability under the A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

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

(4)
As of December 31, 2012, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program ("U.S. A/R Program").

        As of December 31, 2012 and December 31, 2011, $520 million and $633 million, respectively, of accounts receivable were pledged as collateral under the A/R Programs.

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

Notes

        As of December 31, 2012, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2016 Senior Notes	June 2016	5.50% (1)	$200 ($168 carrying value)
2020 Senior Notes	November 2020	4.875%	$400
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($542 carrying value)

(1)
The effective interest rate at issuance was 11.73%.

        Our notes are governed by indentures which impose certain limitations on Huntsman International including, among other things limitations on the incurrence of debt, distributions, certain restricted payments, asset sales, and affiliate transactions. The notes are unsecured obligations and are guaranteed by certain subsidiaries named as guarantors.

        On November 19, 2012, Huntsman International completed a $400 million offering of the 2020 Senior Notes. We used the net proceeds to redeem a portion of the 2016 Senior Notes. See "—Redemption of Notes and Loss on Early Extinguishment of Debt" below.

        The 2020 Senior Notes bear interest at the rate of 4.875% per year payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013 and are due on November 15, 2020. Huntsman International may redeem the 2020 Senior Notes in whole or in part at any time prior to August 17, 2020 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest. Huntsman International may redeem the 2020 Senior Notes in whole or in part on or after August 17, 2020 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest.

        The 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indenture with respect to the 2020 Senior Notes imposes certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2020 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's 2020 Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the years ended December 31, 2012 and 2011, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
December 3, 2012	5.50% Senior Notes due 2016	$400	$400	$77
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1
Three months ended December 31, 2011	6.875% Senior Subordinated Notes due 2013	€70 (approximately $94)	€71 (approximately $96)	$2
Three months ended September 30, 2011	6.875% Senior Subordinated Notes due 2013	€14 (approximately $19)	€14 (approximately $19)	$—
Three months ended September 30, 2011	7.50% Senior Subordinated Notes due 2015	€12 (approximately $17)	€12 (approximately $17)	$—
July 25, 2011	7.375% Senior Subordinated Notes due 2015	$75	$77	$2
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3

Variable Interest Entity Debt

        As of December 31, 2012, Arabian Amines Company had $180 million outstanding under its loan commitments and debt financing arrangements described below. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants contained under these loan commitments. We do not guaranty these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. Arabian Amines Company is currently in discussions with the lenders under these loan commitments and expects to resolve the noncompliance. The amounts outstanding under these loan commitments were classified as current on the accompanying consolidated balance sheets as of December 31, 2012.

  •
  A loan facility from Saudi Industrial Development Fund with SAR 472 million (approximately $126 million) outstanding. Repayment of the loan is to be made in semiannual installments that began in 2012, with final maturity in 2019. The loan is secured by a mortgage over the fixed assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A multipurpose Islamic term facility with $54 million outstanding. This facility is scheduled to be repaid in semiannual installments that began in 2011, with final maturity in 2022.

        As of December 31, 2012, Sasol-Huntsman had a facility agreement which included a €5 million (approximately $6 million) revolving facility and €68 million (approximately $90 million) outstanding under the term loan facility. The facility will be repaid over semiannual installments that began in 2011, with the final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman

Other Debt

        During the year ended December 31, 2012, HPS repaid $4 million and RMB 120 million (approximately $19 million) on term loans and working capital loans under its secured facilities. As of December 31, 2012, HPS had $8 million and RMB 354 million (approximately $56 million) outstanding under its secured facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and approximately 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2012, the interest rate was approximately 1% for the U.S. dollar borrowings and approximately 6% for RMB borrowings. During 2012, the lenders released our Company as a guarantor.

        During the year ended December 31, 2012, HPS repaid RMB 309 million (approximately $50 million) under its loan facility for working capital loans and discounting of commercial drafts. As of December 31, 2012, HPS had RMB 190 million (approximately $30 million) outstanding, which is classified as current portion of debt on the accompanying consolidated balance sheets . Interest is calculated using a Peoples Bank of China rate plus the applicable margin. The average all-in rate as of December 31, 2012 was approximately 6%.

        On March 30, 2012, we repaid the remaining A$26 million (approximately $27 million) outstanding under our Australian Credit Facility, which represents repayment of A$14 million (approximately $15 million) under the revolving facility and A$12 million (approximately $12 million) under the term loan facility.

Note Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2012, we had a loan of $695 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2012 on the accompanying consolidated balance sheets. As of December 31, 2012, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

Compliance with Covenants

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants under its loan commitments. See "—Variable Interest Entity Debt" above.

        Our material financing arrangements contain certain covenants with which we must comply. A failure to comply with a covenant could result in a default under a financing arrangement unless we obtained an appropriate waiver or forbearance (as to which we can provide no assurance). A default under these material financing arrangements generally allows debt holders the option to declare the underlying debt obligations immediately due and payable. Furthermore, certain of our material financing arrangements contain cross-default and cross-acceleration provisions under which a failure to comply with the covenants in one financing arrangement may result in an event of default under another financing arrangement.

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

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2012, we had $887 million of combined cash and unused borrowing capacity, consisting of $396 million in cash and restricted cash, $381 million in availability under our Revolving Facility, and $110 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $102 million during 2012, as reflected in our consolidated statements of cash flows. We expect volatility in our working capital components to continue.

  •
  During 2013, we expect to spend approximately $450 million on capital expenditures. We expect to fund this spending with cash provided by operations.

  •
  During 2012, we made contributions to our pension and postretirement benefit plans of $159 million. During 2013, we expect to contribute an additional amount of approximately $166 million to these plans.

  •
  During the year ended December 31, 2012, Huntsman International redeemed €64 million (approximately $86 million) of its 7.50% senior subordinated notes due 2015, repaid $139 million on our Senior Secured Credit Facility, repaid A$26 million (approximately $27 million) related to our Australian credit facility ("Australian Credit Facility"), and repaid $4 million and RMB 429 million (approximately $69 million) associated with our various HPS debt facilities. In addition, on November 19, 2012 we completed our $400 million offering of 2020 Senior Notes and used proceeds to redeem $400 million of our 2016 Senior Notes.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of December 31, 2012, we had $105 million of accrued restructuring costs from continuing operations and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $102 million.

    On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of December 31, 2012, we had restructuring accruals of $6 million and environmental remediation accruals of $29 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

  •
  On August 5, 2011, we announced that our Board of Directors has authorized our Company to repurchase up to $100 million in shares of our common stock. During 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. As of December 31, 2012, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases. These repurchases may be commenced or suspended from time to time without prior notice.

  •
  We regularly evaluate conditions in the term loan and bond markets with a view to obtaining additional financing to repay currently outstanding borrowings and for general corporate purposes.

        As of December 31, 2012, we had $288 million classified as current portion of debt which consists of certain scheduled term payments and various short-term facilities including an HPS borrowing facility in China with $39 million outstanding, debt at our variable interest entities of $193 million, $15 million related to the annual financing of our insurance premiums, and certain other short-term facilities and scheduled amortization payments totaling $41 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period. For more information, see "Note 14. Debt" to our consolidated financial statements

        As of December 31, 2012, we had approximately $191 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to adverse tax consequences. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate material cash amounts to the U.S. as dividends in the near term. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2012 are summarized below (dollars in millions):

	2013	2014 - 2015	2016 - 2017	After 2017	Total
Long-term debt, including current portion	$288	$554	$1,544	$1,316	$3,702
Interest(1)	202	356	268	276	1,102
Operating leases(2)	79	121	85	60	345
Purchase commitments(3)	1,138	672	118	30	1,958

Total(4)(5)	$1,707	$1,703	$2,015	$1,682	$7,107

(1)
Interest calculated using interest rates as of December 31, 2012 and contractual maturity dates assuming no refinancing or extension of debt instruments.

(2)
Future minimum lease payments have not been reduced by minimum sublease rentals of $57 million due in the future under noncancelable subleases.

(3)
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

(4)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows (dollars in millions):

	2013	2014 - 2015	2016 - 2017	5-Year Average Annual
Pension plans	$155	$353	$289	$121
Other postretirement obligations	11	23	23	10
(5)
The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. For additional discussion on unrecognized tax benefits, see "Note 18. Income Taxes" to our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements. Our significant accounting policies are summarized in "Note 2. Summary of Significant Accounting Policies" to our consolidated financial statements. Summarized below are our critical accounting policies:

Contingent Loss Accruals

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information, see "Note 20. Environmental, Health and Safety Matters" to our consolidated financial statements.

        We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further information, see "Note 19. Commitments and Contingencies—Legal Matters" to our consolidated financial statements.

Employee Benefit Programs

        We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., The Netherlands, Belgium and Switzerland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and, in some cases, life insurance benefits covering certain employees in the U.S., Canada and South Africa. Amounts recorded in the consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected long-term rates of return on plan assets, discount rates, compensation increases, mortality rates and health care cost trends. These assumptions are described in "Note 17. Employee Benefit Plans" to our consolidated financial statements.

        Management, with the advice of actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(28)	$(507.5)
—1% decrease	34	589.4
Expected long-term rates of return on plan assets
—1% increase	(26)	—
—1% decrease	26	—
Rate of compensation increase
—1% increase	18	114.3
—1% decrease	(17)	(108.8)

(1)
Estimated increase (decrease) on 2012 net periodic benefit cost

(2)
Estimated increase (decrease) on December 31, 2012 pension and postretirement liabilities and accumulated other comprehensive (loss) income

Fair Value

        Pursuant to the settlement agreement reached in our litigation with the banks that had entered into a commitment letter to provide funding for the Hexion Merger (the "Texas Bank Litigation Settlement Agreement"), on June 22, 2009, Huntsman International entered into an amendment of its Senior Credit Facilities that provided for Term Loan C with a $500 million principal amount, and Huntsman International also issued $600 million aggregate principal amount of 2016 Senior Notes. In accordance with accounting guidance regarding fair value measurements, we recorded the Term Loan C and the 2016 Senior Notes in our accounting records at fair values of $439 million and $425 million, respectively, upon initial recognition in June 2009. In November 2012, Huntsman International completed a $400 million offering of its 2020 Senior Notes and used the net proceeds to redeem $400 million of the aggregate principal amount of its 2016 Senior Notes.

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

        Management used judgment with respect to assumptions used in estimating the fair values of the Term Loan C and the 2016 Senior Notes. The effect of the following changes in certain key assumptions is summarized as follows (dollars in millions):

Assumptions	Balance Sheet Impact(1)
Effective market yield
—1% increase	$(30)
—1% decrease	32

(1)
Estimated increase (decrease) to June 2009 fair values of Term Loan C and 2016 Senior Notes outstanding at December 31, 2012.

Goodwill

        We test our goodwill for impairment at least annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill has been assigned to reporting units for purposes of impairment testing. Currently, more than 70% of our goodwill balance relates to our Advanced Materials reporting unit. The remaining goodwill relates to four other reporting units.

        Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. The estimated fair values of our reporting units are dependent on several significant assumptions including, among others, market information, operating results, earnings projections and anticipated future cash flows.

        We tested goodwill for impairment at the beginning of the third quarter of 2012 as part of the annual impairment testing procedures and determined that no goodwill impairment existed. Our most recent fair value determination resulted in an amount that exceeded the carrying amount of our Advanced Materials reporting unit by a significant margin.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2012, we had total valuation allowances of $736 million. Please see "Note 18. Income Taxes" to our consolidated financial statements for more information regarding our valuation allowances.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were approximately $215 million at December 31, 2012. It is not practicable to determine the unrecognized deferred tax liability on those earnings. We have material inter-company debt obligations owed by our non-U.S. subsidiaries to the U.S. We do not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation, combined with the ability to return cash to the U.S. through payments of inter-company debt owned by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividend we will utilize our inter-company debt. If any earnings were repatriated via dividend, we would need to accrue and pay taxes on the distributions.

        Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and apply assumptions in order to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

        Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2012, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for 2012 would have been approximately $30 million less or $35 million greater, respectively.

        We are required to evaluate the carrying value of our long-lived tangible and intangible assets whenever events indicate that such carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups that are largely independent of the cash flows of other asset groups to their carrying values. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. In connection with our asset evaluation policy, we reviewed all of our long-lived assets for indicators that the carrying value may not be recoverable. We determined that such indicators did not exist during the year ended December 31, 2012.

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs in each of our segments, other than Performance Products. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the currently recorded estimate. For further discussion of our restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

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

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2012 and 2011 the fair value of the hedge was $2 million and $3 million, respectively, and was recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our

Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of December 31, 2012 and 2011, the fair value of the hedge was $3 million and $3 million, respectively, and was recorded in other noncurrent liabilities.

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as a cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of December 31, 2012 and 2011, the combined fair value of these two hedges was $4 million and $1 million, respectively and was recorded in other noncurrent liabilities.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities" to our consolidated financial statements. The notional amount of the hedge as of December 31, 2012 was €47 million (approximately $62 million) and the derivative transactions do not qualify for hedge accounting. As of December 31, 2012 and 2011, the fair value of this hedge was €2 million (approximately $3 million) and €3 million (approximately $3 million), respectively, and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets. For 2012 and 2011, we recorded additional (reduction of) interest expense of less than €(1) million (approximately $(1) million) and €2 million (approximately $2 million) respectively, due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities" to our consolidated financial statements. The notional amount of the swap as of December 31, 2012 was $36 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2012 and 2011, the fair value of the swap was $6 million and $6 million, respectively, and was recorded as other noncurrent liabilities on the accompanying consolidated balance sheets. For 2012 and 2011, we recorded additional (reduction of) interest expense of less than $(1) million and $1 million, respectively, due to changes in fair value of the swap. As of December 31, 2012 Arabian Amines Company was not in compliance with certain financial covenants contained in its loan commitments. For more information, see "Note 14. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt" to our consolidated financial statements.

        For the years ended December 31, 2012 and 2011, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was approximately $1 million and $4 million, respectively.

        During 2013, accumulated other comprehensive loss of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2012 and 2011, we had approximately $217 million and $263 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2012 and 2011, the fair value of this swap was $18 million and $27 million, respectively, and was recorded in noncurrent assets.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2012, we have designated approximately €255 million (approximately $336 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the years ended December 31, 2012, 2011 and 2010, the amount of gain (loss) recognized on the hedge of our net investment was $(11) million, $5 million and $34 million, respectively, and was recorded in other comprehensive (loss) income. As of December 31, 2012, we had approximately €1,083 million (approximately $1,431 million) in net euro assets.

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

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

        Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2012, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework ("COSO").

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

MANAGEMENT'S PROCESS TO ASSESS THE EFFECTIVENESS OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting for our Company and Huntsman International. We involved employees at all levels of our Company during 2012 in training, performing and evaluating our internal controls.

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
/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller
February 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's application of new accounting guidance related to its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the internal control over financial reporting of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's application of new accounting guidance related to its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2013

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

(b)
Description of exhibits.

EXHIBIT INDEX

Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Huntsman Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)

3.2	Third Amended and Restated Bylaws of Huntsman Corporation effective March 24, 2010 (incorporated by reference to Exhibit 3.1(i) to our current report on Form 8-K filed on March 26, 2010)

4.1	Registration Rights Agreement dated as of February 10, 2005, by and among Huntsman Corporation and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))

4.2	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)

4.3	Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)

4.4	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)

4.5	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)

4.6	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)

Number	Description
4.7	Indenture, dated as of July 6, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 8, 2009)

4.8	Form of 5.5% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on July 8, 2009)

4.9	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on July 8, 2009)

4.10	Amended and Restated Indenture, dated as of September 10, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 14, 2009)

4.11	Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)

4.12	Form of 8.625% Senior Subordinated Note due 2020 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)

4.13	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)

4.14	Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)

4.15	Form of 8.625% Senior Subordinated Note due 2021 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)

4.16	Form of Guarantee (included as Exhibit E to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)

4.17	Indenture, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 19, 2012)

4.18	Form of 4.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 19, 2012)

4.19	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed November 19, 2012)

10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)

10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

Number	Description
10.3	Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011 (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.4	Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.5	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.6	Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.7	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.9	Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))

10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427)

10.11	Consent and First Amendment to Credit Agreement dated December 12, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141))

10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.16	Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006 (File No. 001-32427))

Number	Description
10.17	Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 24, 2007 (File No. 001-32427))

10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)

10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)

10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)

10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)

10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)

10.23	Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)

10.24	Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)

10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009)

10.26	Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009)

10.27	Form of Registration Rights Agreement dated as of June 23, 2009, by and among Huntsman International LLC, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 23, 2009)

10.28	Voting Agreement, dated as of June 22, 2009, by and among Huntsman International LLC, Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 23, 2009)

10.29	U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009)

Number	Description
10.30	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009)

10.31	European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009)

10.32	European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009)

10.33	Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 10-Q filed on May 7, 2010)

10.34	Registration Rights Agreement, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2010)

10.35	Registration Rights Agreement, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 30, 2010)

10.36	Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)

10.37	Registration Rights Agreement, dated as of November 12, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 15, 2010)

10.38	Second Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 17, 2011)

10.39	Third Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed on February 17, 2011)

10.40	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K filed on February 17, 2011)

10.41	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K filed on February 17, 2011)

10.42	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K filed on February 17, 2011)

Number		Description

10.43		Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K filed on February 17, 2011)

10.44		Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)

10.45		Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)

10.46		Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)

10.47		Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)

10.48		Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)

10.49		Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)

10.50		Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)

10.51		Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)

10.52		Consulting Agreement dated May 1, 2012 between Huntsman International LLC and Jon M. Huntsman, Jr. (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012)

10.53		Registration Rights Agreement, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Wells Fargo Securities, LLC, PNC Capital Markets LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 19, 2012)

10.54		Severance Agreement dated January 1, 2013 between Huntsman Corporation and Jon M. Huntsman (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 4, 2013)

10.55		Severance Agreement dated January 1, 2013 between Huntsman Corporation and Peter R. Huntsman (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 4, 2013)

10.56	*	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated)

21.1	*	Subsidiaries of Huntsman Corporation

Number		Description
23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2013

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 12th day of February 2013.

/s/ JON M. HUNTSMAN Jon M. Huntsman Executive Chairman of the Board and Director	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer))
/s/ NOLAN D. ARCHIBALD Nolan D. Archibald Chairman of the Compensation Committee and Director	/s/ WAYNE A. REAUD Wayne A. Reaud Chairman of the Litigation Committee and Director
/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker Director	/s/ M. ANTHONY BURNS M. Anthony Burns Chairman of the Audit Committee and Director
/s/ PATRICK HARKER Patrick Harker Director	/s/ SIR ROBERT MARGETTS Sir Robert Margetts Director
/s/ JON M. HUNTSMAN, JR. Jon M. Huntsman, Jr. Director	/s/ MARY C. BECKERLE Mary C. Beckerle Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International in the capacities indicated on the 12th day of February 2013.

/s/ JON M. HUNTSMAN Jon M. Huntsman Chairman of the Board of Managers and Manager	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Manager (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President, Chief Financial Officer and Manager (Principal Financial Officer)	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer))
/s/ JAMES R. MOORE James R. Moore Executive Vice President, General Counsel, Secretary and Manager

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Huntsman Corporation and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	F-4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010	F-6
Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F-8
Huntsman International LLC and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-10
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-11
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	F-12
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010	F-13
Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010	F-14
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F-15
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Consolidated Financial Statements	F-17
Schedules to Consolidated Financial Statements
Schedule to Consolidated Financial Statements, Schedule I—Condensed Financial Information of Registrant (Huntsman Corporation only)	F-115
Schedule to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts (Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries)	F-120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance which changed its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2013

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents(a)	$387	$554
Restricted cash(a)	9	8
Accounts and notes receivable (net of allowance for doubtful accounts of $47 and $46, respectively), ($520 and $659 pledged as collateral, respectively)(a)	1,534	1,529
Accounts receivable from affiliates	49	5
Inventories(a)	1,819	1,539
Prepaid expenses	48	46
Deferred income taxes	51	20
Other current assets(a)	222	245

Total current assets	4,119	3,946
Property, plant and equipment, net(a)	3,745	3,622
Investment in unconsolidated affiliates	238	202
Intangible assets, net(a)	68	91
Goodwill	117	114
Deferred income taxes	229	195
Notes receivable from affiliates	2	5
Other noncurrent assets(a)	366	482

Total assets	$8,884	$8,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,102	$862
Accounts payable to affiliates	48	50
Accrued liabilities(a)	705	695
Deferred income taxes	38	7
Current portion of debt(a)	288	212

Total current liabilities	2,181	1,826
Long-term debt(a)	3,414	3,730
Notes payable to affiliates	4	4
Deferred income taxes	228	309
Other noncurrent liabilities(a)	1,161	1,012

Total liabilities	6,988	6,881
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 243,813,779 and 241,836,001 issued and 238,273,422 and 235,746,087 outstanding in 2012 and 2011, respectively	2	2
Additional paid-in capital	3,264	3,228
Treasury stock, 4,043,526 shares at both December 31, 2012 and 2011	(50)	(50)
Unearned stock-based compensation	(12)	(12)
Accumulated deficit	(687)	(947)
Accumulated other comprehensive loss	(744)	(559)

Total Huntsman Corporation stockholders' equity	1,773	1,662
Noncontrolling interests in subsidiaries	123	114

Total equity	1,896	1,776

Total liabilities and equity	$8,884	$8,657

(a)
At December 31, 2012 and 2011, respectively, $28 and $44 of cash and cash equivalents, $9 and $2 of restricted cash, $38 and $29 of accounts and notes receivable (net), $55 and $47 of inventories, nil and $1 of other current assets, $378 and $403 of property, plant and equipment (net), $19 and $23 of intangible assets (net), $28 and $21 of other noncurrent assets, $76 and $55 of accounts payable, $26 and $21 of accrued liabilities, $193 and $16 of current portion of debt, $77 and $264 of long-term debt, and $101 and $111 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2012	2011	2010
Revenues:
Trade sales, services and fees, net	$10,964	$11,041	$9,049
Related party sales	223	180	201

Total revenues	11,187	11,221	9,250
Cost of goods sold	9,153	9,381	7,789

Gross profit	2,034	1,840	1,461
Operating expenses:
Selling, general and administrative	951	921	861
Research and development	152	166	151
Other operating (income) expense	(6)	(20)	10
Restructuring, impairment and plant closing costs	92	167	29

Total expenses	1,189	1,234	1,051

Operating income	845	606	410
Interest expense, net	(226)	(249)	(229)
Equity in income of investment in unconsolidated affiliates	7	8	24
Loss on early extinguishment of debt	(80)	(7)	(183)
Expenses associated with the Terminated Merger and related litigation	—	—	(4)
Other income	1	2	2

Income from continuing operations before income taxes	547	360	20
Income tax expense	(169)	(109)	(29)

Income (loss) from continuing operations	378	251	(9)
(Loss) income from discontinued operations	(7)	(1)	42

Income before extraordinary gain (loss)	371	250	33
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	2	4	(1)

Net income	373	254	32
Net income attributable to noncontrolling interests	(10)	(7)	(5)

Net income attributable to Huntsman Corporation	$363	$247	$27

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2012	2011	2010
Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$1.55	$1.03	$(0.06)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.03)	—	0.17
Extraordinary gain on the acquisition of a business attributable to
Huntsman Corporation common stockholders, net of tax	0.01	0.01	—

Net income attributable to Huntsman Corporation common stockholders	$1.53	$1.04	$0.11

Weighted average shares	237.6	237.6	236.0

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$1.53	$1.01	$(0.06)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.03)	—	0.17
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	0.01	0.01	—

Net income attributable to Huntsman Corporation common stockholders	$1.51	$1.02	$0.11

Weighted average shares	240.6	241.7	236.0

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$368	$244	$(14)
(Loss) income from discontinued operations, net of tax	(7)	(1)	42
Extraordinary gain (loss) on the acquisition of a business, net of tax	2	4	(1)

Net income	$363	$247	$27

Dividends per share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Year ended December 31,
	2012	2011	2010
Net income	$373	$254	$32
Other comprehensive loss, net of tax:
Foreign currency translations adjustments	51	(80)	24
Pension and other postretirement benefits adjustments	(236)	(187)	(33)
Other, net	(1)	—	(2)

Other comprehensive loss	(186)	(267)	(11)

Comprehensive income (loss)	187	(13)	21
Comprehensive income attributable to noncontrolling interests	(9)	(2)	(4)

Comprehensive income (loss) attributable to Huntsman Corporation	$178	$(15)	$17

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2010	234,081,490	$2	$3,155	$—	$(11)	$(1,015)	$(287)	$21	$1,865
Net income	—	—	—	—	—	27	—	5	32
Other comprehensive loss	—	—	—	—	—	—	(10)	(1)	(11)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	35	35
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	1,939,524	—	9	—	—	—	—	—	9
Recognition of stock-based compensation	—	—	3	—	12	—	—	—	15
Repurchase and cancellation of stock awards	(431,052)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	1,209,493	—	3	—	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Dividends declared on common stock	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2010	236,799,455	2	3,186	—	(11)	(1,090)	(297)	60	1,850
Net income	—	—	—	—	—	247	—	7	254
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	—	—	—	(262)	(5)	(267)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	61	61
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—	—
Vesting of stock awards	2,229,418	—	13	—	—	—	—	—	13
Recognition of stock-based compensation	—	—	5	—	10	—	—	—	15
Repurchase of common stock	(4,043,526)	—	—	(50)	—	—	—	—	(50)
Repurchase and cancellation of stock awards	(507,624)	—	—	—	—	(8)	—	—	(8)
Stock options exercised	1,268,364	—	3	—	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	10	—	—	—	—	—	10
Dividends declared on common stock	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2011	235,746,087	2	3,228	(50)	(12)	(947)	(559)	114	1,776
Net income	—	—	—	—	—	363	—	10	373
Other comprehensive loss	—	—	—	—	—	—	(185)	(1)	(186)
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	2,162,043	—	10	—	—	—	—	—	10
Recognition of stock-based compensation	—	—	9	—	12	—	—	—	21
Repurchase and cancellation of stock awards	(537,039)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	902,331	—	3	—	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Acquisition of a business	—		(2)	—	—	—	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2012	238,273,422	$2	$3,264	$(50)	$(12)	$(687)	$(744)	$123	$1,896

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$373	$254	$32
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary (gain) loss on the acquisition of a business, net of tax	(2)	(4)	1
Loss (gain) on initial consolidation of subsidiaries	4	(12)	—
Equity in income of investment in unconsolidated affiliates	(7)	(8)	(24)
Depreciation and amortization	432	439	405
Provision for losses (gains) on accounts receivable	4	(4)	6
(Gain) loss on disposal of businesses/assets, net	—	(38)	8
Loss on early extinguishment of debt	80	7	183
Noncash interest expense	33	38	22
Deferred income taxes	(38)	(23)	45
Noncash impairment charge	15	60	2
Noncash loss (gain) on foreign currency transactions	11	(32)	22
Stock-based compensation	27	24	27
Portion of insurance settlement representing cash provided by investing activities	—	—	(34)
Other, net	(2)	(1)	2
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(121)	(183)
Accounts receivable from A/R Programs	—	—	(254)
Inventories	(248)	(161)	(207)
Prepaid expenses	(3)	(4)	(2)
Other current assets	24	(108)	(5)
Other noncurrent assets	103	2	(102)
Accounts payable	146	24	83
Accrued liabilities	23	112	(22)
Other noncurrent liabilities	(201)	(79)	(63)

Net cash provided by (used in) operating activities	774	365	(58)

Investing Activities:
Capital expenditures	(412)	(330)	(236)
Proceeds from settlements treated as reimbursement of capital expenditures	—	3	34
Acquisition of businesses, net of cash acquired and post-closing adjustments	(18)	(34)	—
Cash assumed in connection with the initial consolidation of a variable interest entity	—	28	14
Proceeds from sale of businesses/assets	6	48	2
Investment in unconsolidated affiliates	(127)	(26)	(27)
Cash received from unconsolidated affiliates	82	32	31
Other, net	(2)	(1)	—

Net cash used in investing activities	(471)	(280)	(182)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year ended December 31,
	2012	2011	2010
Financing Activities:
Net repayments under revolving loan facilities	$(15)	(2)	$(6)
Revolving loan facility from A/R Programs	—	—	254
Net borrowings (repayments) on overdraft facilities	2	9	(2)
Repayments of short-term debt	(53)	(187)	(175)
Borrowings on short-term debt	—	162	212
Repayments of long-term debt	(694)	(408)	(1,456)
Proceeds from issuance of long-term debt	405	98	923
Repayments of notes payable	(37)	(34)	(53)
Borrowings on notes payable	34	35	46
Debt issuance costs paid	(11)	(7)	(29)
Call premiums related to early extinguishment of debt	(2)	(6)	(160)
Dividends paid to common stockholders	(96)	(96)	(96)
Repurchase and cancellation of stock awards	(7)	(8)	(6)
Repurchase of common stock	—	(50)	—
Proceeds from issuance of common stock	3	3	3
Dividends paid to noncontrolling interest	—	(9)	—
Excess tax benefit related to stock-based compensation	4	10	4
Other, net	(6)	—	(2)

Net cash used in financing activities	(473)	(490)	(543)

Effect of exchange rate changes on cash	3	(7)	4

Decrease in cash and cash equivalents	(167)	(412)	(779)
Cash and cash equivalents at beginning of period	554	966	1,745

Cash and cash equivalents at end of period	$387	$554	$966

Supplemental cash flow information:
Cash paid for interest	$209	$204	$203
Cash paid for income taxes	224	119	6

        During 2012, 2011 and 2010, the amount of capital expenditures in accounts payable increased by $31, $16 and $14, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance which changed its method of accounting for transfers of accounts receivable under the Company's accounts receivable securitization programs, effective January 1, 2010.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2013

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents(a)	$210	$231
Restricted cash(a)	9	8
Accounts and notes receivable (net of allowance for doubtful accounts of $47 and $46, respectively), ($520 and $659 pledged as collateral, respectively)(a)	1,534	1,529
Accounts receivable from affiliates	299	148
Inventories(a)	1,819	1,539
Prepaid expenses	48	46
Deferred income taxes	51	40
Other current assets(a)	222	220

Total current assets	4,192	3,761
Property, plant and equipment, net(a)	3,656	3,510
Investment in unconsolidated affiliates	238	202
Intangible assets, net(a)	70	93
Goodwill	117	114
Deferred income taxes	229	163
Notes receivable from affiliates	2	5
Other noncurrent assets(a)	366	482

Total assets	$8,870	$8,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,101	$862
Accounts payable to affiliates	62	64
Accrued liabilities(a)	723	694
Deferred income taxes	39	29
Note payable to affiliate	100	100
Current portion of debt(a)	288	212

Total current liabilities	2,313	1,961
Long-term debt(a)	3,414	3,730
Notes payable to affiliates	599	439
Deferred income taxes	170	106
Other noncurrent liabilities(a)	1,157	1,003

Total liabilities	7,653	7,239
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,109	3,081
Accumulated deficit	(1,224)	(1,493)
Accumulated other comprehensive loss	(791)	(611)

Total Huntsman International LLC members' equity	1,094	977
Noncontrolling interests in subsidiaries	123	114

Total equity	1,217	1,091

Total liabilities and equity	$8,870	$8,330

(a)
At December 31, 2012 and 2011, respectively, $28 and $44 of cash and cash equivalents, $9 and $2 of restricted cash, $38 and $29 of accounts and notes receivable (net), $55 and $47 of inventories, nil and $1 of other current assets, $378 and $403 of property, plant and equipment (net), $19 and $23 of intangible assets (net), $28 and $21 of other noncurrent assets, $76 and $55 of accounts payable, $26 and $21 of accrued liabilities, $193 and $16 of current portion of debt, $77 and $264 of long-term debt, and $101 and $111 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions)

	Year ended December 31,
	2012	2011	2010
Revenues:
Trade sales, services and fees, net	$10,964	$11,041	$9,049
Related party sales	223	180	201

Total revenues	11,187	11,221	9,250
Cost of goods sold	9,146	9,363	7,772

Gross profit	2,041	1,858	1,478
Operating expenses:
Selling, general and administrative	934	916	855
Research and development	152	166	151
Other operating income	(6)	(20)	—
Restructuring, impairment and plant closing costs	92	167	29

Total expenses	1,172	1,229	1,035

Operating income	869	629	443
Interest expense, net	(238)	(262)	(248)
Equity in income of investment in unconsolidated affiliates	7	8	24
Loss on early extinguishment of debt	(80)	(7)	(37)
Other income	1	2	2

Income from continuing operations before income taxes	559	370	184
Income tax expense	(179)	(113)	(40)

Income from continuing operations	380	257	144
(Loss) income from discontinued operations, net of tax	(7)	(1)	42

Income before extraordinary gain (loss)	373	256	186
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	2	4	(1)

Net income	375	260	185
Net income attributable to noncontrolling interests	(10)	(7)	(5)

Net income attributable to Huntsman International LLC	$365	$253	$180

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Year ended December 31,
	2012	2011	2010
Net income	$375	$260	$185
Other comprehensive loss, net of tax:
Foreign currency translations adjustments	51	(79)	23
Pension and other postretirement benefits adjustments	(231)	(182)	(28)
Other, net	(1)	(1)	(2)

Other comprehensive loss	(181)	(262)	(7)

Comprehensive income (loss)	194	(2)	178
Comprehensive income attributable to noncontrolling interests	(9)	(2)	(4)

Comprehensive income (loss) attributable to Huntsman International LLC	$185	$(4)	$174

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2010	2,728	$3,021	$(1,847)	$(348)	$21	$847
Net income	—	—	180	—	5	185
Other comprehensive loss	—	—	—	(6)	(1)	(7)
Consolidation of a variable interest entity	—	—	—	—	35	35
Contribution from parent	—	24	—	—	—	24
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, December 31, 2010	2,728	3,049	(1,667)	(354)	60	1,088
Net income	—	—	253	—	7	260
Dividend paid to noncontrolling interest	—	—	—	—	(9)	(9)
Dividends paid to parent	—	—	(79)	—	—	(79)
Other comprehensive loss	—	—	—	(257)	(5)	(262)
Consolidation of a variable interest entity	—	—	—	—	61	61
Contribution from parent	—	22	—	—	—	22
Excess tax benefit related to stock-based compensation	—	10	—	—	—	10

Balance, December 31, 2011	2,728	3,081	(1,493)	(611)	114	1,091
Net income	—	—	365	—	10	375
Dividends paid to parent	—	—	(96)	—	—	(96)
Other comprehensive loss	—	—	—	(180)	(1)	(181)
Contribution from parent	—	26	—	—	—	26
Acquisition of a business	—	(2)	—	—	—	(2)
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, December 31, 2012	2,728	$3,109	$(1,224)	$(791)	$123	$1,217

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$375	$260	$185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary (gain) loss on the acquisition of a business, net of tax	(2)	(4)	1
Loss (gain) on initial consolidation of subsidiaries	4	(12)	—
Equity in income of investment in unconsolidated affiliates	(7)	(8)	(24)
Depreciation and amortization	408	416	382
Provision for losses (gains) on accounts receivable	4	(4)	6
(Gain) loss on disposal of businesses/assets, net	—	(38)	8
Loss on early extinguishment of debt	80	7	37
Noncash interest expense	45	51	40
Deferred income taxes	76	40	45
Noncash impairment charge	15	60	2
Noncash loss (gain) on foreign currency transactions	11	(32)	22
Noncash compensation	26	22	24
Portion of insurance settlement representing cash provided by investing activities	—	—	(34)
Other, net	(4)	(1)	1
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(121)	(183)
Accounts receivable from A/R Programs	—	—	(254)
Inventories	(248)	(161)	(207)
Prepaid expenses	(3)	(4)	(2)
Other current assets	(1)	(87)	(1)
Other noncurrent assets	103	2	(102)
Accounts payable	134	13	97
Accrued liabilities	41	108	(32)
Other noncurrent liabilities	(197)	(75)	(57)

Net cash provided by (used in) operating activities	860	432	(46)

Investing Activities:
Capital expenditures	(412)	(330)	(236)
Proceeds from settlements treated as reimbursement of capital expenditures	—	3	34
Acquisition of businesses, net of cash acquired and post-closing adjustments	(18)	(34)	—
Cash assumed in connection with the initial consolidation of a variable interest entity	—	28	14
Proceeds from sale of businesses/assets	6	48	2
Increase in receivable from affiliate	(108)	(57)	(57)
Investment in unconsolidated affiliates	(127)	(26)	(27)
Cash received from unconsolidated affiliates	82	32	31
Other, net	(1)	(1)	1

Net cash used in investing activities	(578)	(337)	(238)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year ended December 31,
	2012	2011	2010
Financing Activities:
Net repayments under revolving loan facilities	$(15)	$(2)	$(6)
Revolving loan facility from A/R Programs	—	—	254
Net borrowings (repayments) on overdraft facilities	2	9	(2)
Repayments of short-term debt	(53)	(187)	(175)
Borrowings on short-term debt	—	162	212
Repayments of long-term debt	(694)	(408)	(1,207)
Proceeds from issuance of long-term debt	405	98	923
Repayments of notes payable to affiliate	(139)	(105)	(125)
Proceeds from notes payable to affiliate	299	105	110
Repayments of notes payable	(37)	(34)	(53)
Borrowings on notes payable	34	35	46
Debt issuance costs paid	(11)	(7)	(29)
Call premiums related to early extinguishment of debt	(2)	(6)	(28)
Dividends paid to parent	(96)	(79)	—
Dividends paid to noncontrolling interest	—	(9)	—
Excess tax benefit related to stock-based compensation	4	10	4
Other, net	(3)	—	(2)

Net cash used in financing activities	(306)	(418)	(78)

Effect of exchange rate changes on cash	3	(7)	4

Decrease in cash and cash equivalents	(21)	(330)	(358)
Cash and cash equivalents at beginning of period	231	561	919

Cash and cash equivalents at end of period	$210	$231	$561

Supplemental cash flow information:
Cash paid for interest	$209	$205	$194
Cash paid for income taxes	129	44	32

        During 2012, 2011 and 2010, the amount of capital expenditures in accounts payable increased by $31, $16 and $14, respectively. During the years ended 2012, 2011 and 2010, Huntsman Corporation contributed $26, $22 and $24, respectively to stock based compensation.

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

DEFINITIONS

        For convenience in this report, the terms "Company," "our" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company" "we" "us" or "our" as of a date prior to October 19, 2004 (the date of our Company's formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); and "SLIC" refers to Shanghai Liengheng Isocyanate Company (our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies).

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. GENERAL (Continued)

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the consolidated financial statements for both our Company and Huntsman International. The differences between our consolidated financial statements and Huntsman International's consolidated financial statements relate primarily to the following:

  •
  purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005;

  •
  the different capital structures;

  •
  a note payable from Huntsman International to us;

  •
  expenses associated with the Terminated Merger and related litigation;

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION

        The accounts of our operating subsidiaries outside of the U.S., unless they are operating in highly inflationary economic environments, consider the functional currency to be the currency of the economic environment in which they operate. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive loss.

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

        Foreign currency transaction gains and losses are recorded in other operating (income) expense in the consolidated statements of operations and were net losses of $4 million, $3 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and apply assumptions in order to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

NET INCOME PER SHARE ATTRIBUTABLE TO HUNTSMAN CORPORATION

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

        Basic and diluted income per share is determined using the following information (in millions):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Basic and diluted income from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$368	$244	$(14)

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$363	$247	$27

Shares (denominator):
Weighted average shares outstanding	237.6	237.6	236.0
Dilutive securities:
Stock-based awards	3.0	4.1	—

Total weighted average shares outstanding, including dilutive shares	240.6	241.7	236.0

        Additional stock-based awards of 7.8 million, 6.7 million and 11.5 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2012, 2011 and 2010, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

        The impact of the share repurchase program did not increase earnings per share for the year ended December 31, 2012. For more information on the share repurchase program, see "Note 21. Huntsman Corporation Stockholders' Equity—Share Repurchase Program."

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

        Interest expense capitalized as part of plant and equipment was $4 million, $2 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

SUBSEQUENT EVENTS

        We have evaluated material subsequent events through the date these consolidated financial statements were issued.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS ADOPTED DURING 2012

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, providing a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRSs") as well as developing common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU were effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted the amendments of this ASU effective January 1, 2012, and the initial adoption of the amendments in this ASU did not have a significant impact on our consolidated financial statements.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in this ASU is intended to reduce complexity and costs of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying value. The amendments in this ASU were effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the amendments in this ASU effective January 1, 2012, and the initial adoption of the amendments in this ASU did not have a significant impact on our consolidated financial statements.

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

3. BUSINESS COMBINATIONS AND DISPOSITIONS

RUSSIAN MDI, COATINGS AND SYSTEMS ACQUISITION

        On July 3, 2012, we completed our acquisition of the remaining 55% ownership interest in International Polyurethane Investments B.V. This company's wholly owned subsidiary, Huntsman NMG ZAO, is a leading supplier of polyurethane systems to the adhesives, coatings and footwear markets in Russia, Ukraine and Belarus and is headquartered in Obninsk, Russia. The acquisition cost was approximately €13 million (approximately $16 million). The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant. The fair value of our existing 45% ownership interest immediately prior to the acquisition was $13 million, valued by applying the income approach. Key assumptions include a discount rate of 17% and a terminal growth rate of 4%. In connection with this transaction, we recorded a noncash pretax loss of approximately $4 million in other operating (income) expense on the consolidation of this investment. The long-term debt of approximately $7 million that was assumed as part of this transaction was repaid shortly after the acquisition date.

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

        International Polyurethane Investments B.V. had revenues and earnings of $28 million and $1 million, respectively, for the period from the date of acquisition to December 31, 2012. If this acquisition were to have occurred on January 1, 2010, the approximate pro forma combined earnings attributable to our Company would have been $30 million for 2010, and there would have been no significant impact for 2011 and 2012. For Huntsman International, there was no significant impact for 2010, 2011 and 2012. The following estimated pro forma revenues attributable to our Company and Huntsman International would have been reported (dollars in millions):

	Pro Forma
	Year ended December 31, (unaudited)
	2012	2011	2010
Revenues	$11,231	$11,257	$9,277

EMA ACQUISITION

        On December 30, 2011, we completed the acquisition of EMA Kimya Sistemleri Sanayive Ticaret A.S. (the "EMA Acquisition"), an MDI-based polyurethanes systems house in Istanbul, Turkey for approximately $11 million, net of cash acquired and including the repayment of assumed debt. The acquired business was integrated into our Polyurethanes segment. We have accounted for the EMA

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

Acquisition using the acquisition method, and transaction costs charged to expense associated with this acquisition were not significant. We recorded goodwill of approximately $9 million in conjunction with this acquisition. Net sales for the years ended December 31, 2011 and 2010 related to the business acquired were approximately $23 million and $17 million, respectively, and net loss associated with this business was $3 million and nil, respectively, for the same periods.

SALE OF STEREOLITHOGRAPHY RESIN AND DIGITALIS® MACHINE MANUFACTURING BUSINESSES

        On November 1, 2011, our Advanced Materials division completed the sale of its stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation for $41 million in cash. The stereolithography business had revenues of approximately $7 million in 2010 and its products are used primarily in three-dimensional part building systems. The Digitalis® business is a stereolithography rapid manufacturing system that we were developing. In connection with this sale, we recognized a pre-tax gain in the fourth quarter of 2011 of $34 million which was reflected in other operating income on the accompanying consolidated statements of operations and comprehensive income (loss). We also derecognized $2 million of goodwill that was allocated to these businesses.

LAFFANS ACQUISITION

        On April 2, 2011, we completed the acquisition of the chemical business of Laffans Petrochemicals Limited, an amines and surfactants manufacturer located in Ankleshwar, India at an acquisition cost of approximately $23 million. The acquired business was integrated into our Performance Products segment. Transaction costs charged to expense related to this acquisition were not significant.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

        If this acquisition were to have occurred on January 1, 2010 the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

	Pro Forma
	Year ended December 31, (unaudited)
	2011	2010
Revenues	$11,235	$9,301
Net income attributable to Huntsman Corporation	248	28

Huntsman International

	Pro Forma
	Year ended December 31, (unaudited)
	2011	2010
Revenues	$11,235	$9,301
Net income attributable to Huntsman Corporation	254	181

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business and accounted for the Textile Effects Acquisition using the purchase method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed and determined the excess of fair value of net assets over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the purchase price, the value of the long-lived assets acquired was reduced to zero. Accordingly, no basis was assigned to property, plant and equipment or any other non-current nonfinancial assets and the remaining excess was recorded as an extraordinary gain. During 2012, 2011 and 2010, we recorded an additional extraordinary gain (loss) on the acquisition of $2 million, $4 million and $(1) million, respectively, related to settlement of contingent purchase price consideration, the reversal of accruals for certain restructuring and employee termination costs recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	December 31,
	2012	2011
Raw materials and supplies	$484	$374
Work in progress	98	92
Finished goods	1,311	1,162

Total	1,893	1,628
LIFO reserves	(74)	(89)

Net	$1,819	$1,539

        As of December 31, 2012 and 2011, approximately 11% and 12%, respectively, of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements receivable by us for December 31, 2012 and 2011 were $6 million and $3 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these open exchange agreements for both December 31, 2012 and 2011 were nil.

5. PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

  Huntsman Corporation

	December 31,
	2012	2011
Land	$151	$148
Buildings	666	629
Plant and equipment	6,242	5,951
Construction in progress	549	330

Total	7,608	7,058
Less accumulated depreciation	(3,863)	(3,436)

Net	$3,745	$3,622

        Depreciation expense for 2012, 2011 and 2010 was $399 million, $398 million and $363 million, respectively, of which $5 million, nil and $1 million was related to discontinued operations in 2012, 2011 and 2010, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT (Continued)

  Huntsman International

	December 31,
	2012	2011
Land	$151	$148
Buildings	666	629
Plant and equipment	6,270	6,058
Construction in progress	549	330

Total	7,636	7,165
Less accumulated depreciation	(3,980)	(3,655)

Net	$3,656	$3,510

        Depreciation expense for 2012, 2011 and 2010 was $375 million, $374 million and $340 million, respectively, of which $5 million, nil and $1 million was related to discontinued operations in 2012, 2011 and 2010, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $1 million and $2 million, respectively, at December 31, 2012 and 2011 and related amounts included in accumulated depreciation were nil and $1 million at December 31, 2012 and 2011, respectively.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2012	2011
Equity Method:
Louisiana Pigment Company, L.P. (50%)	$111	$90
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(1)	81	79
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	24	—
International Polyurethanes Investments B.V. (45%)(2)	—	17
Jurong Ningwu New Materials Development Co., Ltd. (30%)	12	10
Others	2	1

Total equity method investments	230	197
Cost Method:
International Diol Company (4.35%)	5	5
White Mountain Titanium Corporation (3%)	3	—

Total investments	$238	$202

(1)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

(2)
We began consolidating International Polyurethanes Investments B.V. as of July 3, 2012. See "Note 3. Business Combinations and Dispositions."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

        Summarized applicable financial information of Sasol-Huntsman is presented below (dollars in millions):

	Year ended December 31,
	2011(1)	2010
Revenues	$40	$108
Gross profit	7	14
Net income	(2)	10

(1)
Represents activity for the period from January 1, 2011 to the date of consolidation on April 1, 2011. No balance sheet information was presented due to the consolidation of Sasol-Huntsman in 2011.

        Summarized applicable financial information of our other unconsolidated affiliates is presented below (dollars in millions):

	December 31,
	2012		2011	2010
Assets	$624		$621
Liabilities	257		285
Revenues	1,083	(1)	954	$936
Net income	17	(1)	22	10

(1)
Contains activity for International Polyurethanes Investments B.V. for the period from January 1, 2012 to the date of consolidation on July 3, 2012.

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

        During 2010, we recorded an immaterial non-recurring $18 million credit to equity income of investment in unconsolidated affiliates to appropriately reflect our investment in the Sasol-Huntsman joint venture. This credit represented a cumulative correction of an error that was also individually immaterial in each year since our initial investment in the joint venture in 1997. In connection with the expansion of the maleic anhydride capacity at our Sasol-Huntsman joint venture, a variable interest entity reconsideration event occurred in the second quarter of 2011 when the plant expansion began production. As a result of our assessment, we concluded that the joint venture is a variable interest entity and that we are the primary beneficiary. Accordingly, we began consolidating this joint venture during the second quarter of 2011. For more information, see "Note 7. Variable Interest Entities."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

        On November 13, 2012, we entered into an agreement to form a joint venture with Sinopec. The joint venture will involve the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we will have a 49% interest in the joint venture and Sinopec will hold a 51% interest. Our equity investment is anticipated to be approximately $120 million, and we expect to receive significant license fees from the joint venture. The timing of equity contributions and license fee payments depends on various factors, but the majority are intended to be made over the course of the construction period of the plant (expected to be completed by the end of 2014).

7. VARIABLE INTEREST ENTITIES

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

  •
  Pacific Iron Products Sdn Bhd manufactures products for our Pigments segment. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing.

  •
  Arabian Amines Company manufactures products for our Performance Products segment. Prior to July 1, 2010, this joint venture was in the development stage and the total equity investment at risk was sufficient for the joint venture to finance its activities without additional support. Therefore, Arabian Amines Company was accounted for under the equity method. In July 2010, Arabian Amines Company exited the development stage, which triggered the reconsideration of Arabian Amines Company as a variable interest entity. As required in the operating agreement governing this joint venture, we purchase all of Arabian Amines Company's production and sell it to our customers. Substantially all of the joint venture's activities are conducted on our behalf. Accordingly, we concluded that we were the primary beneficiary and began consolidating Arabian Amines Company beginning July 1, 2010.

  •
  Sasol-Huntsman is our 50%-owned joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. Prior to April 1, 2011, we accounted for Sasol-Huntsman using the equity method. In April 2011, an expansion at this facility began production, which triggered the reconsideration of this joint venture as a variable interest entity. The joint venture uses our technology and expertise, and we bear a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we bear the default risk. As a result, we concluded that we were the primary beneficiary and began consolidating Sasol-Huntsman beginning April 1, 2011.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. VARIABLE INTEREST ENTITIES (Continued)

        Creditors of these entities have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. See "Note 14. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at December 31, 2012, the joint ventures' assets, liabilities and results of operations are included in our consolidated financial statements.

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our consolidated balance sheets, before intercompany eliminations, as of December 31, 2012 and 2011 (dollars in millions):

	December 31,
	2012	2011
Current assets	$163	$140
Property, plant and equipment, net	378	403
Other noncurrent assets	61	61
Deferred income taxes	45	45
Intangible assets	19	23
Goodwill	16	15

Total assets	$682	$687

Current liabilities	$348	$145
Long-term debt	82	269
Deferred income taxes	8	9
Other noncurrent liabilities	102	110

Total liabilities	$540	$533

        In April 2011, Arabian Amines Company settled a dispute with its contractors and received an amount totaling $11 million. Of this $11 million settlement, $8 million was related to damages incurred due to the delayed initial acceptance of the plant. This amount was recorded as other operating (income) expense in the consolidated statements of operations and included in the cash flows from operating activities in the consolidated statements of cash flows. The remaining $3 million of the settlement was received for the reimbursement of capital expenditures for work left unfinished by the contractors. This amount was included in cash flows from investing activities in the consolidated statements of cash flows.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the fair value of Sasol-Huntsman's assets and liabilities recorded upon initial consolidation in our consolidated balance sheet, before intercompany eliminations (dollars in millions):

April 1, 2011
Current assets	$61
Property, plant and equipment, net	155
Intangible assets	16
Goodwill	17

Total assets	$249

Current liabilities	$23
Long-term debt	93
Deferred income taxes	8
Other noncurrent liabilities	7

Total liabilities	$131

        Goodwill of $17 million was recognized upon consolidation of Sasol-Huntsman, of which approximately $12 million is deductible for income tax purposes. The total amount of goodwill changed approximately $2 million from the date of consolidation to December 31, 2011, due to a change in the foreign currency exchange rate. All other intangible assets are being amortized over an average useful life of 18 years. The net change to goodwill in response to changes in the foreign currency exchange rate during 2012 was $1 million.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2012			December 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$355	$318	$37	$363	$307	$56
Licenses and other agreements	41	16	25	39	14	25
Non-compete agreements	2	2	—	2	2	—
Other intangibles	60	54	6	40	30	10

Total	$458	$390	$68	$444	$353	$91

        Amortization expense was $23 million, $29 million and $30 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31
2013	$21
2014	13
2015	5
2016	5
2017	4

Huntsman International

	December 31, 2012			December 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$355	$318	$37	$363	$307	$56
Licenses and other agreements	41	16	25	39	14	25
Non-compete agreements	2	2	—	2	2	—
Other intangibles	68	60	8	48	36	12

Total	$466	$396	$70	$452	$359	$93

        Amortization expense for Huntsman International was $23 million, $30 million and $30 million for the years ended December 31, 2012, 2011 and 2010, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS (Continued)

        Huntsman International's estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31
2013	$21
2014	13
2015	5
2016	5
2017	4

9. OTHER NONCURRENT ASSETS

        Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2012	2011
Pension assets	$1	$100
Debt issuance costs	29	31
Capitalized turnaround costs	127	141
Spare parts inventory	93	89
Catalyst assets	25	23
Deposits	33	31
Other	58	67

Total	$366	$482

        Amortization expense of catalyst assets for the years ended December 31, 2012, 2011 and 2010 was $10 million, $12 million and $12 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2012	2011
Payroll and related costs	$149	$158
Interest	34	49
Volume and rebate accruals	85	91
Income taxes	24	46
Taxes other than income taxes	87	61
Restructuring and plant closing costs	93	91
Environmental accruals	10	7
Pension liabilities	11	12
Other postretirement benefits	12	12
Self-insured casualty loss reserves	11	13
Deferred revenue	16	28
Legal reserve	15	15
Other miscellaneous accruals	158	112

Total	$705	$695

Huntsman International

	December 31,
	2012	2011
Payroll and related costs	$149	$158
Interest	34	49
Volume and rebate accruals	85	91
Income taxes	44	46
Taxes other than income taxes	87	61
Restructuring and plant closing costs	93	91
Environmental accruals	10	7
Pension liabilities	11	12
Other postretirement benefits	12	12
Self-insured casualty loss reserves	11	13
Deferred revenue	16	28
Legal reserve	15	15
Other miscellaneous accruals	156	111

Total	$723	$694

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of December 31, 2012, 2011 and 2010, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2010	$60	$2	$2	$11	$75
2010 charges for 2005 and prior initiatives	1	—	—	—	1
2010 charges for 2008 initiatives	1	—	—	—	1
2010 charges for 2009 initiatives	4	—	—	5	9
2010 charges for 2010 initiatives	22	—	—	1	23
Reversal of reserves no longer required	(6)	—	(1)	—	(7)
2010 payments for 2005 and prior initiatives	(1)	(1)	—	—	(2)
2010 payments for 2006 initiatives	(3)	—	—	—	(3)
2010 payments for 2008 initiatives	(7)	—	—	—	(7)
2010 payments for 2009 initiatives	(11)	—	—	(5)	(16)
2010 payments for 2010 initiatives	(1)	—	—	(2)	(3)
Net activity of discontinued operations	(26)	—	—	—	(26)
Foreign currency effect on liability balance	3	—	—	1	4

Accrued liabilities as of December 31, 2010	36	1	1	11	49
2011 charges for 2006 and prior initiatives	1	—	—	—	1
2011 charges for 2009 initiatives	1	—	—	6	7
2011 charges for 2010 initiatives	2	2	10	1	15
2011 charges for 2011 initiatives	87	—	1	1	89
Reversal of reserves no longer required	(5)	—	—	—	(5)
2011 payments for 2006 and prior initiatives	(1)	—	(1)	(1)	(3)
2011 payments for 2008 initiatives	(2)	—	—	—	(2)
2011 payments for 2009 initiatives	(6)	—	—	(6)	(12)
2011 payments for 2010 initiatives	(17)	(3)	—	(1)	(21)
2011 payments for 2011 initiatives	(13)	—	—	(1)	(14)
Net activity of discontinued operations	—	—	—	(2)	(2)
Foreign currency effect on liability balance	(10)	—	—	—	(10)

Accrued liabilities as of December 31, 2011	73	—	11	8	92
2012 charges for 2007 and prior initiatives	2	—	—	—	2
2012 charges for 2009 initiatives	1	—	—	4	5
2012 charges for 2010 initiatives	2	—	—	—	2
2012 charges for 2011 initiatives	4	5	—	6	15
2012 charges for 2012 initiatives	64	—	—	5	69
Reversal of reserves no longer required	(15)	—	—	(1)	(16)
2012 payments for 2007 and prior initiatives	(2)	—	—	(1)	(3)
2012 payments for 2009 initiatives	(1)	—	—	(5)	(6)
2012 payments for 2010 initiatives	(3)	—	(1)	—	(4)
2012 payments for 2011 initiatives	(25)	(6)	(1)	(5)	(37)
2012 payments for 2012 initiatives	(12)	—	—	(6)	(18)
Foreign currency effect on liability balance	2	1	—	1	4

Accrued liabilities as of December 31, 2012	$90	$—	$9	$6	$105

(1)
The total workforce reduction reserves of $90 million relate to the termination of 831 positions, of which 786 positions had not been terminated as of December 31, 2012.

(2)
Accrued liabilities remaining at December 31, 2012 and 2011 by year of initiatives were as follows (dollars in millions):

	December 31,
	2012	2011
2007 initiatives and prior	$2	$2
2009 initiatives	7	11
2010 initiatives	9	16
2011 initiatives	34	63
2012 initiatives	53	—

Total	$105	$92

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2010	$2	$—	$7	$17	$11	$34	$4	$75
2010 charges for 2005 initiatives	—	—	—	—	1	—	—	1
2010 charges for 2008 initiatives	—	—	—	1	—	—	—	1
2010 charges for 2009 initiatives	—	—	1	—	8	—	—	9
2010 charges for 2010 initiatives	—	2	—	15	—	—	6	23
Reversal of reserves no longer required	—	—	(3)	(1)	(2)	—	(1)	(7)
2010 payments for 2005 initiatives	(1)	—	—	—	(1)	—	—	(2)
2010 payments for 2006 initiatives	—	—	—	(3)	—	—	—	(3)
2010 payments for 2008 initiatives	(1)	—	—	(5)	(1)	—	—	(7)
2010 payments for 2009 initiatives	—	—	(3)	(2)	(8)	—	(3)	(16)
2010 payments for 2010 initiatives	—	(1)	—	—	—	—	(2)	(3)
Net activity of discontinued operations	—	—	—	—	—	(26)	—	(26)
Foreign currency effect on liability balance	—	—	—	3	—	—	1	4

Accrued liabilities as of December 31, 2010	—	1	2	25	8	8	5	49
2011 charges for 2006 and prior initiatives	—	—	—	1	—	—	—	1
2011 charges for 2009 Initiatives	—	—	—	—	7	—	—	7
2011 charges for 2010 Initiatives	—	—	—	13	—	—	2	15
2011 charges for 2011 Initiatives	—	—	21	65	3	—	—	89
Reversal of reserves no longer required	—	—	(1)	(4)	—	—	—	(5)
2011 payments for 2006 and prior initiatives	—	—	—	(2)	(1)	—	—	(3)
2011 payments for 2008 Initiatives	—	—	—	(1)	(1)	—	—	(2)
2011 payments for 2009 Initiatives	—	—	(1)	—	(11)	—	—	(12)
2011 payments for 2010 Initiatives	—	—	—	(15)	—	—	(6)	(21)
2011 payments for 2011 Initiatives	—	—	(7)	(5)	(2)	—	—	(14)
Net activity of discontinued operations	—	—	—	—	—	(2)	—	(2)
Foreign currency effect on liability balance	—	—	(2)	(8)	—	—	—	(10)

Accrued liabilities as of December 31, 2011	—	1	12	69	3	6	1	92
2012 charges for 2007 and prior initiatives	—	—	—	2	—	—	—	2
2012 charges for 2009 Initiatives	—	—	1	—	4	—	—	5
2012 charges for 2010 Initiatives	—	1	—	—	—	—	1	2
2012 charges for 2011 Initiatives	—	—	3	12	—	—	—	15
2012 charges for 2012 Initiatives	38	—	30	—	—	—	1	69
Reversal of reserves no longer required	—	—	—	(16)	—	—	—	(16)
2012 payments for 2007 and prior initiatives	—	—	—	(3)	—	—	—	(3)
2012 payments for 2009 Initiatives	—	—	(1)	—	(5)	—	—	(6)
2012 payments for 2010 Initiatives	—	(2)	—	(1)	—	—	(1)	(4)
2012 payments for 2011 Initiatives	—	—	(14)	(23)	—	—	—	(37)
2012 payments for 2012 Initiatives	(12)	—	(6)	—	—	—	—	(18)
Foreign currency effect on liability balance	1	—	2	2	(1)	—	—	4

Accrued liabilities as of December 31, 2012	$27	$—	$27	$42	$1	$6	$2	$105

Current portion of restructuring reserves	$27	$—	$26	$31	$1	$6	$2	$93
Long-term portion of restructuring reserve	—	—	1	11	—	—	—	12
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	$3	$—	$17	$80	$—	$—	$—	$100
Estimated additional charges beyond one year	—	—	2	—	—	—	—	2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and noncash restructuring charges for the years ended December 31, 2012, 2011 and 2010 by initiative are provided below (dollars in millions):

Cash charges:
2012 charges for 2007 and prior initiatives	$2
2012 charges for 2009 initiatives	5
2012 charges for 2010 initiatives	2
2012 charges for 2011 initiatives	15
2012 charges for 2012 initiatives	69
Reversal of reserves no longer required	(16)
Non-cash charges	15

Total 2012 Restructuring, Impairment and Plant Closing Costs	$92

Cash charges:
2011 charges for 2006 and prior initiatives	$1
2011 charges for 2009 initiatives	7
2011 charges for 2010 initiatives	15
2011 charges for 2011 initiatives	89
Reversal of reserves no longer required	(5)
Non-cash charges	60

Total 2011 Restructuring, Impairment and Plant Closing Costs	$167

Cash charges:
2010 charges for 2005 and prior initiatives	$1
2010 charges for 2008 initiatives	1
2010 charges for 2009 initiatives	9
2010 charges for 2010 initiatives	23
Reversal of reserves no longer required	(7)
Non-cash charges	2

Total 2010 Restructuring, Impairment and Plant Closing Costs	$29

2012 RESTRUCTURING ACTIVITIES

        During 2012, our Polyurethanes segment implemented a restructuring program to reduce annualized fixed costs by approximately $75 million by the third quarter of 2013. In connection with this program, we recorded restructuring expenses of $38 million during 2012 primarily for workforce reductions. As of December 31, 2012, our Polyurethanes segment restructuring reserve consisted of $27 million related to this program. We expect to incur additional charges of $3 million through 2013 related to our initiative.

        During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program, subject to consultation with relevant employee representatives, designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and ensure its long-term global competitiveness. As of December 31, 2012, our Advanced Materials segment

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

restructuring reserve consisted of $27 million primarily related to this program. During 2012, we recorded charges of $38, million of which $28 million related to our global transformational change program, $3 million related to the reorganization of our global structure and relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas and $3 million related primarily to a redesign of our planning process focused on inventory reduction. Our Advanced Materials segment also recorded noncash charges of $4 million related to pension settlements. We expect to incur additional charges of $19 million through the first half of 2014 related to our initiatives.

        During 2011, our Textile Effects segment began implementing a significant restructuring program, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the segment's long-term global competitiveness. In connection with this plan, during 2012, we recorded cash charges of $1 million for workforce reductions, $9 million for decommissioning and other restructuring expenses, and noncash charges of $11 million primarily for pension settlements. We expect to incur additional restructuring and plant closing charges of up to approximately $80 million through 2014 related to the closure of our production facilities and business support offices in Basel, Switzerland. In addition, during 2012, our Textile Effects segment recorded charges of $4 million of which $2 million related to the closure of our St. Fons, France facility and $2 million related to a global transfer pricing initiative. We reversed charges of $16 million which were no longer required for workforce reductions at our production facility in Langweid, Germany, the simplification of the commercial organization and optimization of our distribution network, the consolidation of manufacturing activities and processes at our site in Basel, Switzerland and the closure of our production facilities in Basel, Switzerland.

        As of December 31, 2012, our Textile Effects segment restructuring reserve consisted of $42 million, of which $2 million related to opening balance sheet liabilities from the Textile Effects Acquisition, $9 million related to the consolidation of our Switzerland manufacturing facilities and $31 million related to the closure of our production facilities and business support offices in Basel, Switzerland.

        As of December 31, 2012, our Pigments segment restructuring reserve consisted of $1 million primarily related to workforce reductions at our Scarlino, Italy plant. During 2012, our Pigments segment recorded charges of $4 million related to the closure of our Grimsby, U.K. plant.

        The restructuring reserve related to discontinued operations as of December 31, 2012 of $6 million was associated with the closure of our Australian styrenics business. For more information, see "Note 25. Discontinued Operations—Australian Styrenics Business Shutdown."

        As of December 31, 2012, our Corporate and other segment restructuring reserve consisted of $2 million primarily related to a reorganization and regional consolidation of our purchasing activities. During 2012, we recorded charges of $2 million in Corporate and other primarily related to workforce reductions in connection with this project.

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

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan during 2011, we recorded a charge of $62 million for workforce reduction, a pension curtailment gain of $38 million and a charge of $53 million for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility. For purposes of calculating the impairment charge, the fair value of the Basel, Switzerland manufacturing facility was based on the discounted cash flows of that facility. As of December 31, 2011, our Textile Effects segment restructuring reserve consisted of $69 million, of which $2 million related to opening balance sheet liabilities from the Textile Effects Acquisition, $2 million related to workforce reductions at our production facility in Langweid, Germany, $2 million related to the simplification of the commercial organization and optimization of our distribution network, $15 million related to the consolidation of manufacturing activities and processes at our site in Basel, Switzerland, $47 million related to the closure of our production facilities and business support offices in Basel, Switzerland and $1 million related to the consolidation of our North Carolina sites.

        In addition, during 2011, our Textile Effects segment recorded charges of $22 million, of which $5 million related to simplification of our commercial organization and optimization of our distribution network, $12 million related to non-workforce reductions incurred for the consolidation of our Switzerland manufacturing facilities, and $4 million related to the consolidation of our North Carolina sites. We reversed charges of $4 million which were no longer required for workforce reductions at our production facility in Langweid, Germany and the consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

        As of December 31, 2011, our Pigments segment restructuring reserve consisted of $3 million primarily related to workforce reductions at our Huelva, Spain and Scarlino, Italy plants. During 2011, our Pigments segment recorded charges of $10 million, of which $7 million related to the closure of our Grimsby, U.K. plant and $3 million related to workforce reductions at our Umbogintwini, South Africa plant.

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

        As of December 31, 2010, our Textile Effects segment restructuring reserve consisted of $25 million, of which $2 million related to opening balance sheet liabilities from the Textile Effects Acquisition, $1 million related to the streamlining of the textile effects business into two global strategic business units as announced during the fourth quarter of 2008, $3 million related to workforce reductions at our production facility in Langweid, Germany and $19 million related to the consolidation of manufacturing activities and processes at our site in Basel, Switzerland. During 2010, our Textile Effects segment recorded net charges of $15 million primarily related to the consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

        As of December 31, 2010, our Pigments segment restructuring reserve consisted of $8 million primarily related to workforce reductions at our Scarlino, Italy plant. During 2010, our Pigments segment recorded net charges of $7 million primarily related to the closure of our Grimsby, U.K. plant.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table describes changes to our asset retirement obligation liabilities, all of which were recorded in other noncurrent liabilities on the accompanying balance sheets (dollars in millions):

	December 31,
	2012	2011
Asset retirement obligation at beginning of year	$26	$24
Accretion expense	2	2
Liabilities incurred	2	—
Liabilities assumed in connection with the consolidation of a variable interest entity	—	2
Liabilities settled	(3)	(1)
Foreign currency effect on reserve balance	1	(1)

Asset retirement obligation at end of year	$28	$26

13. OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2012	2011
Pension liabilities	$830	$689
Other postretirement benefits	131	122
Environmental accruals	24	29
Restructuring and plant closing costs	12	1
Asset retirement obligations	28	26
Employee benefit accrual	34	22
Legal reserve	11	22
Other	91	101

Total	$1,161	$1,012

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER NONCURRENT LIABILITIES (Continued)

Huntsman International

	December 31,
	2012	2011
Pension liabilities	$830	$689
Other postretirement benefits	131	122
Environmental accruals	24	29
Restructuring and plant closing costs	12	1
Asset retirement obligations	28	26
Employee benefit accrual	34	22
Legal reserve	11	22
Other	87	92

Total	$1,157	$1,003

14. DEBT

        Outstanding debt of consolidated entities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2012	2011
Senior Credit Facilities:
Term loans	$1,565	$1,696
Amounts outstanding under A/R programs	241	237
Senior notes	568	472
Senior subordinated notes	892	976
HPS (China) debt	94	167
Variable interest entities	270	281
Other	72	113

Total debt—excluding debt to affiliates	$3,702	$3,942

Total current portion of debt	$288	$212
Long-term portion	3,414	3,730

Total debt—excluding debt to affiliates	$3,702	$3,942

Total debt—excluding debt to affiliates	$3,702	$3,942
Notes payable to affiliates-noncurrent	4	4

Total debt	$3,706	$3,946

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Huntsman International

	December 31,
	2012	2011
Senior Credit Facilities:
Term loans	$1,565	$1,696
Amounts outstanding under A/R programs	241	237
Senior notes	568	472
Senior subordinated notes	892	976
HPS (China) debt	94	167
Variable interest entities	270	281
Other	72	113

Total debt—excluding debt to affiliates	$3,702	$3,942

Total current portion of debt	$288	$212
Long-term portion	3,414	3,730

Total debt—excluding debt to affiliates	$3,702	$3,942

Total debt—excluding debt to affiliates	$3,702	$3,942
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	599	439

Total debt	$4,401	$4,481

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

        Certain of our subsidiaries are designated as nonguarantor subsidiaries and have third-party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

Senior Credit Facilities

        As of December 31, 2012, our Senior Credit Facilities consisted of our Revolving Facility, our Term Loan B, our Extended Term Loan B, our Extended Term Loan B—Series 2, and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Term Loan B	NA	193		193		USD LIBOR plus 1.50%	2014
Extended Term Loan B	NA	637		637		USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 2.75%	2017	(3)
Term Loan C	NA	419		393		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $19 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of December 31, 2012, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3.0%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our 2016 Senior Notes, Term Loan B due April 19, 2014 and Term Loan C due June 30, 2016. The maturity of Extended Term Loan B and Extended Term Loan B—Series 2 will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to refinance or repay our 2016 Senior Notes that remain outstanding during the three months prior to the maturity date of such notes.

        Our obligations under the Senior Credit Facilities are guaranteed by our guarantors, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

        During the year ended December 31, 2012, we made the following payments on our Senior Credit Facilities:

  •
  On October 31, 2012, we prepaid $50 million on our Term Loan B.

  •
  On September 24, 2012, we prepaid $58 million on our Term Loan B.

  •
  On September 7, 2012, we prepaid $3 million on our Term Loan B, $6 million on our Extended Term Loan B, $4 million on our Extended Term Loan B—Series 2 and $4 million on our Term Loan C.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

  •
  On April 2, 2012, we paid the annual scheduled repayment of $3 million on our Term Loan B, $7 million on our Extended Term Loan B and $4 million on our Term Loan C.

        In connection with these debt repayments, we recognized a loss on early extinguishment of debt of approximately $2 million during the year ended December 31, 2012.

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

  •
  increased the interest rate margin with respect to Extended Term Loan B—Series 2 to LIBOR plus 3.00% (the interest rate margin is subject to a leverage-based step-down, which has been achieved based upon our recent results); and

  •
  set the amortization on the Extended Term Loan B—Series 2 at 1% of the principal amount.

        On March 7, 2011, Huntsman International entered into a sixth amendment to its credit agreement. The amendment, among other things, extended $650 million of aggregate principal of Term Loan B to a stated maturity of April 2017 (now referred to as Extended Term Loan B) and increased the interest rate on the Extended Term Loan B to LIBOR plus 2.50%.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs was as follows (monetary amounts in millions):

December 31, 2012
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2014	$250	$90(4)	Applicable Rate plus 1.50% - 1.65%
EU A/R Program	April 2014	€225 (approximately $297)	€114 (approximately $151)	Applicable Rate plus 2.0%

December 31, 2011
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2014	$250	$90(4)	Applicable Rate plus 1.50% - 1.65%
EU A/R Program	April 2014	€225 (approximately $291)	€114 (approximately $147)	Applicable Rate plus 2.0%

(1)
The amount of actual availability under the A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)
Each interest rate is defined in the applicable agreements. In addition, the U.S. SPE and the EU SPE are obligated to pay unused commitment fees to the lenders based on the amount of each lender's commitment.

(3)
Applicable rate for the U.S. A/R Program is defined by the lender as either USD LIBOR or CP rate. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(4)
As of December 31, 2012, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of December 31, 2012 and December 31, 2011, $520 million and $633 million, respectively, of accounts receivable were pledged as collateral under the A/R Programs.

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

Notes

        As of December 31, 2012, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate		Amount Outstanding
2016 Senior Notes	June 2016	5.50	%(1)	$200 ($168 carrying value)
2020 Senior Notes	November 2020	4.875%		$400
Senior Subordinated Notes	March 2020	8.625%		$350
Senior Subordinated Notes	March 2021	8.625%		$530 ($542 carrying value)

(1)
The effective interest rate at issuance was 11.73%.

        Our notes are governed by indentures which impose certain limitations on Huntsman International including, among other things limitations on the incurrence of debt, distributions, certain restricted payments, asset sales, and affiliate transactions. The notes are unsecured obligations and are guaranteed by certain subsidiaries named as guarantors.

        On November 19, 2012, Huntsman International completed a $400 million offering of the 2020 Senior Notes. We used the net proceeds to redeem a portion of the 2016 Senior Notes. See "—Redemption of Notes and Loss on Early Extinguishment of Debt."

        The 2020 Senior Notes bear interest at the rate of 4.875% per year payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013 and are due on November 15, 2020. Huntsman International may redeem the 2020 Senior Notes in whole or in part at any time prior to August 17, 2020 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest. Huntsman International may redeem the 2020 Senior Notes in whole or in part on or after August 17, 2020 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest.

        The 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indenture with respect to the 2020 Senior Notes imposes certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2020 Senior Notes will have the right to require that Huntsman

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

International purchase all or a portion of such holder's 2020 Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the years ended December 31, 2012 and 2011, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
December 3, 2012	5.50% Senior Notes due 2016	$400	$400	$77
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1
Three months ended December 31, 2011	6.875% Senior Subordinated Notes due 2013	€70 (approximately $94)	€71 (approximately $96)	$2
Three months ended September 30, 2011	6.875% Senior Subordinated Notes due 2013	€14 (approximately $19)	€14 (approximately $19)	$—
Three months ended September 30, 2011	7.50% Senior Subordinated Notes due 2015	€12 (approximately $17)	€12 (approximately $17)	$—
July 25, 2011	7.375% Senior Subordinated Notes due 2015	$75	$77	$2
January 18, 2011	7.375% Senior Subordinated Notes due 2015	$100	$102	$3

Variable Interest Entity Debt

        As of December 31, 2012, Arabian Amines Company had $180 million outstanding under its loan commitments and debt financing arrangements described below. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants contained under these loan commitments. We do not guaranty these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. Arabian Amines Company is currently in discussions with the lenders under these loan commitments and expects to resolve the noncompliance. The amounts outstanding under these loan commitments were classified as current on the accompanying consolidated balance sheets as of December 31, 2012.

  •
  A loan facility from Saudi Industrial Development Fund with SAR 472 million (approximately $126 million) outstanding. Repayment of the loan is to be made in semiannual installments that began in 2012, with final maturity in 2019. The loan is secured by a mortgage over the fixed

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

    assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A multipurpose Islamic term facility with $54 million outstanding. This facility is scheduled to be repaid in semiannual installments that began in 2011, with final maturity in 2022.

        As of December 31, 2012, Sasol-Huntsman had a facility agreement which included a €5 million (approximately $6 million) revolving facility and €68 million (approximately $90 million) outstanding under the term loan facility. The facility will be repaid over semiannual installments that began in 2011, with the final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman

Other Debt

        During the year ended December 31, 2012, HPS repaid $4 million and RMB 120 million (approximately $19 million) on term loans and working capital loans under its secured facilities. As of December 31, 2012, HPS had $8 million and RMB 354 million (approximately $56 million) outstanding under its secured facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and approximately 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2012, the interest rate was approximately 1% for the U.S. dollar borrowings and approximately 6% for RMB borrowings. During 2012, the lenders released our Company as a guarantor.

        During the year ended December 31, 2012, HPS repaid RMB 309 million (approximately $50 million) under its loan facility for working capital loans and discounting of commercial drafts. As of December 31, 2012, HPS had RMB 190 million (approximately $30 million) outstanding, which is classified as current portion of debt on the accompanying consolidated balance sheets . Interest is calculated using a Peoples Bank of China rate plus the applicable margin. The average all-in rate as of December 31, 2012 was approximately 6%.

        On March 30, 2012, we repaid the remaining A$26 million (approximately $27 million) outstanding under our Australian Credit Facility, which represents repayment of A$14 million (approximately $15 million) under the revolving facility and A$12 million (approximately $12 million) under the term loan facility.

Note Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2012, we had a loan of $695 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2012 on the accompanying consolidated balance sheets. As of December 31, 2012, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants under its loan commitments. See "—Variable Interest Entity Debt" above.

        Our material financing arrangements contain certain covenants with which we must comply. A failure to comply with a covenant could result in a default under a financing arrangement unless we obtained an appropriate waiver or forbearance (as to which we can provide no assurance). A default under these material financing arrangements generally allows debt holders the option to declare the underlying debt obligations immediately due and payable. Furthermore, certain of our material financing arrangements contain cross-default and cross-acceleration provisions under which a failure to comply with the covenants in one financing arrangement may result in an event of default under another financing arrangement.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT (Continued)

MATURITIES

        The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2012 are as follows (dollars in millions):

Year ending December 31
2013	$288
2014	522
2015	32
2016	577
2017	967
Thereafter	1,316

$3,702

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

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2012 and 2011 the fair value of the hedge was $2 million and $3 million, respectively, and was recorded in other noncurrent liabilities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of December 31, 2012 and 2011, the fair value of the hedge was $3 million and $3 million, respectively, and was recorded in other noncurrent liabilities.

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as a cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of December 31, 2012 and 2011, the combined fair value of these two hedges was $4 million and $1 million, respectively and was recorded in other noncurrent liabilities.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the hedge as of December 31, 2012 was €47 million (approximately $62 million) and the derivative transactions do not qualify for hedge accounting. As of December 31, 2012 and 2011, the fair value of this hedge was €2 million (approximately $3 million) and €3 million (approximately $3 million), respectively, and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets. For 2012 and 2011, we recorded additional (reduction of) interest expense of less than €(1) million (approximately $(1) million) and €2 million (approximately $2 million) respectively, due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the swap as of December 31, 2012 was $36 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2012 and 2011, the fair value of the swap was $6 million and $6 million, respectively, and was recorded as other noncurrent liabilities on the accompanying consolidated balance sheets. For 2012 and 2011, we recorded additional (reduction of) interest expense of less than $(1) million and $1 million, respectively, due to changes in fair value of the swap. As of December 31, 2012 Arabian Amines Company was not in compliance with certain financial covenants contained in its loan commitments. For more information, see "Note 14. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        For the years ended December 31, 2012 and 2011, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was approximately $1 million and $4 million, respectively.

        During 2013, accumulated other comprehensive loss of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2012 and 2011, we had approximately $217 million and $263 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2012 and 2011, the fair value of this swap was $18 million and $27 million, respectively, and was recorded in noncurrent assets.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2012, we have designated approximately €255 million (approximately $336 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the years ended December 31, 2012, 2011 and 2010, the amount of gain (loss) recognized on the hedge of our net investment was $(11) million, $5 million and $34 million, respectively, and was recorded in other comprehensive (loss) income. As of December 31, 2012, we had approximately €1,083 million (approximately $1,431 million) in net euro assets.

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

16. FAIR VALUE

        The fair values of our financial instruments were as follows (dollars in millions):

	December 31,
	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$14	$14	$12	$12
Cross-currency interest rate contacts	18	18	27	27
Interest rate contracts	(18)	(18)	(17)	(17)
Long-term debt (including current portion)	(3,702)	(3,869)	(3,942)	(4,061)

        The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$14	$14	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	18	—	18	—

Total assets	$32	$14	$18	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(18)	$—	$(18)	$—

		Fair Value Amounts Using
Description	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$12	$12	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	27	—	—	27

Total assets	$39	$12	$—	$27

Liabilities:
Derivatives:
Interest rate contracts(2)	$(17)	$—	$(17)	$—

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

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2012 and 2011.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE (Continued)

        During the year ended December 31, 2012, no material changes were made to the valuation methods or assumptions used to determine fair value.

        The following table shows a reconciliation of beginning and ending balances for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2012	$27
Transfers into Level 3	—
Transfers out of Level 3(1)	(27)
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	—
Purchases, sales, issuances and settlements	—

Ending balance, December 31, 2012	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2012	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2011	$19
Transfers into or out of Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	8
Purchases, sales, issuances and settlements	—

Ending balance, December 31, 2011	$27

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2011	$—

(1)
We are party to cross-currency interest rate contracts that are measured at fair value in our consolidated financial statements. These instruments have historically been categorized by us as Level 3 within the fair value hierarchy due to an unobservable input associated with the credit valuation adjustment, which we deemed to be a significant input to the overall measurement of fair value at inception. During 2012, this credit valuation adjustment has ceased to be a significant input to the entire fair value measurement of these instruments. The remaining inputs which are significant to the fair value

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE (Continued)

  measurement of these instruments represent observable market inputs that are inputs other than quoted prices (Level 2 inputs).

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

          Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

	Interest expense	Other comprehensive income (loss)
2012
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at December 31, 2012	—	—

	Interest expense	Other comprehensive income (loss)
2011
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at December 31, 2011	—	8

          We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During 2012, we had no impairments related to these assets. During 2011, in connection with the restructuring of our Textile Effects segment we recorded a charge of $53 million for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

          The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in the consolidated balance sheets at December 31, 2012 and 2011 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$834	$2,331	$761	$2,255	$128	$7	$129	$7
Service cost	26	32	23	44	4	—	3	—
Interest cost	42	102	44	110	6	—	7	1
Participant contributions	—	9	—	14	5	—	5	—
Plan amendments	(26)	—	—	(1)	—	—	—	—
Foreign currency exchange rate changes	—	80	—	(13)	—	—	—	(1)
Settlements/transfers	—	(2)	—	(20)	—	—	—	—
Curtailments	—	—	—	(38)	—	—	—	—
Special termination benefits	—	—	—	8	—	—	—	—
Actuarial loss	127	360	47	83	9	—	1	—
Benefits paid	(45)	(157)	(41)	(111)	(16)	—	(17)	(1)

Benefit obligation at end of year	$958	$2,755	$834	$2,331	$136	$7	$128	$6

Change in plan assets
Fair value of plan assets at beginning of year	$538	$2,026	$517	$2,025	$—	$—	$—	$—
Actual return on plan assets	71	221	(7)	43	—	—	—	—
Foreign currency exchange rate changes	—	65	—	(10)	—	—	—	—
Participant contributions	—	9	—	14	5	—	5	—
Other	—	—	—	(1)	—	—	—	—
Company contributions	72	75	69	86	11	1	12	1
Settlements/transfers	—	(2)	—	(20)	—	—	—	—
Benefits paid	(45)	(157)	(41)	(111)	(16)	(1)	(17)	(1)

Fair value of plan assets at end of year	$636	$2,237	$538	$2,026	$—	$—	$—	$—

Funded status
Fair value of plan assets	$636	$2,237	$538	$2,026	$—	$—	$—	$—
Benefit obligation	958	2,755	834	2,331	136	7	128	6

Accrued benefit cost	$(322)	$(518)	$(296)	$(305)	$(136)	$(7)	$(128)	$(6)

Amounts recognized in balance sheet:
Noncurrent asset	$—	$1	$—	$100	$—	$—	$—	$—
Current liability	(6)	(5)	(6)	(6)	(11)	(1)	(12)	—
Noncurrent liability	(316)	(514)	(290)	(399)	(125)	(6)	(116)	(6)

	$(322)	$(518)	$(296)	$(305)	$(136)	$(7)	$(128)	$(6)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$448	$797	$366	$562	$32	$1	$25	$1
Prior service cost	(42)	4	(22)	2	(8)	—	(10)	—
Transition obligation	1	—	1	—	—	—	—	—

	$407	$801	$345	$564	$24	$1	$15	$1

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2012		2011		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$449	$867	$368	$636	$32	$1	$25	$1
Prior service cost	(42)	4	(22)	2	(8)	—	(10)	—
Transition obligation	1	—	1	—	—	—	—	—

	$408	$871	$347	$638	$24	$1	$15	$1

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$34	$46	$2	$—
Prior service cost	(6)	—	(3)	—

Total	$28	$46	$(1)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S.
Actuarial loss	$34	$50	$2	$—
Prior service cost	(6)	1	(3)	—

Total	$28	$51	$(1)	$—

        Components of net periodic benefit costs for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2012	2011	2010	2012	2011	2010
Service cost	$26	$23	$21	$32	$44	$44
Interest cost	42	44	40	102	110	102
Expected return on plan assets	(48)	(47)	(42)	(133)	(140)	(121)
Amortization of prior service cost	(6)	(4)	(5)	(1)	(2)	(1)
Amortization of actuarial loss	21	16	11	23	16	14
Settlement loss	—	—	—	13	—	—
Special termination benefits	—	—	—	—	8	—

Net periodic benefit cost	$35	$32	$25	$36	$36	$38

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2012	2011	2010	2012	2011	2010
Service cost	$4	$3	$3	$—	$—	$—
Interest cost	7	7	7	1	1	—
Amortization of prior service cost	(3)	(3)	(3)	—	—	—
Amortization of actuarial loss	2	2	1	—	—	—

Net periodic benefit cost	$10	$9	$8	$1	$1	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2012	2011	2010	2012	2011	2010
Service cost	$26	$23	$21	$32	$44	$44
Interest cost	42	44	40	102	110	102
Expected return on plan assets	(48)	(47)	(42)	(133)	(140)	(121)
Amortization of prior service cost	(6)	(4)	(5)	(1)	(2)	(1)
Amortization of actuarial loss	21	16	11	28	21	19
Settlement loss	—	—	—	13	—	—
Special termination benefits	—	—	—		8	—

Net periodic benefit cost	$35	$32	$25	$41	$41	$43

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2012	2011	2010	2012	2011	2010
Service cost	$4	$3	$3	$—	$—	$—
Interest cost	7	7	7	1	1	—
Amortization of prior service cost	(3)	(3)	(3)	—	—	—
Amortization of actuarial loss	2	2	1	—	—	—

Net periodic benefit cost	$10	$9	$8	$1	$1	$—

        The amounts recognized in net periodic benefit cost and other comprehensive loss as of December 31, 2012, 2011 and 2010 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2012	2011	2010	2012	2011	2010
Current year actuarial loss	$103	$101	$16	$272	$182	$20
Amortization of actuarial gain	(21)	(16)	(11)	(23)	(16)	(14)
Current year prior service cost	(26)	—	—	—	(2)	—
Amortization of prior service cost	6	4	4	1	2	1
Curtailment effects	—	—	—	—	(38)	—
Settlements	—	—	—	(13)	—	—

Total recognized in other comprehensive loss	62	89	9	237	128	7
Net periodic benefit cost	35	32	25	36	36	38

Total recognized in net periodic benefit cost and other comprehensive loss	$97	$121	$34	$273	$164	$45

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2012	2011	2010	2012	2011	2010
Current year actuarial loss	$9	$1	$5	$—	$—	$—
Amortization of actuarial gain	(2)	(1)	(2)	—	—	—
Amortization of prior service cost	3	2	3	—	—	—

Total recognized in other comprehensive loss	10	2	6	—	—	—
Net periodic benefit cost	10	9	8	1	1	—

Total recognized in net periodic benefit cost and other comprehensive loss	$20	$11	$14	$1	$1	$—

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2012	2011	2010	2012	2011	2010
Current year actuarial loss	$103	$101	$16	$272	$182	$20
Amortization of actuarial gain	(21)	(16)	(11)	(28)	(21)	(19)
Current year prior service cost	(26)	—	—	—	(2)	—
Amortization of prior service cost	6	4	4	1	2	1
Curtailment effects	—	—	—	—	(38)	—
Settlements	—	—	—	(13)	—	—

Total recognized in other comprehensive loss	62	89	9	232	123	2
Net periodic benefit cost	35	32	25	41	41	43

Total recognized in net periodic benefit cost and other comprehensive loss	$97	$121	$34	$273	$164	$45

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2012	2011	2010	2012	2011	2010
Current year actuarial loss	$9	$1	$5	$—	$—	$—
Amortization of actuarial gain	(2)	(1)	(2)	—	—	—
Amortization of prior service cost	3	2	3	—	—	—

Total recognized in other comprehensive loss	10	2	6	—	—	—
Net periodic benefit cost	10	9	8	1	1	—

Total recognized in net periodic benefit cost and other comprehensive loss	$20	$11	$14	$1	$1	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2012	2011	2010	2012	2011	2010
Projected benefit obligation
Discount rate	4.18%	5.30%	5.70%	3.38%	4.39%	4.69%
Rate of compensation increase	4.19%	3.88%	3.88%	3.34%	3.44%	3.38%
Net periodic pension cost
Discount rate	5.30%	5.70%	5.90%	4.39%	4.69%	4.94%
Rate of compensation increase	3.88%	3.88%	3.88%	3.44%	3.38%	3.23%
Expected return on plan assets	8.00%	8.19%	8.20%	6.52%	6.62%	6.65%

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2012	2011	2010	2012	2011	2010
Projected benefit obligation
Discount rate	3.89%	5.09%	5.46%	5.79%	6.09%	6.69%
Net periodic pension cost
Discount rate	5.09%	5.46%	5.59%	6.09%	6.69%	7.47%

        In both 2012 and 2011, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 7.5% decreasing to 5% after 2017. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would have the following effects (dollars in millions):

	Increase	Decrease
Asset category
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	3.6	(3.1)

        The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2012 and 2011 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2012	2011	2012	2011
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$958	$834	$2,742	$1,897
Fair value of plan assets	636	538	2,223	1,492

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2012 and 2011 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2012	2011	2012	2011
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$958	$834	$1,751	$1,618
Accumulated benefit obligation	925	789	1,603	1,500
Fair value of plan assets	636	538	1,266	1,251

        Expected future contributions and benefit payments are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
2013 expected employer contributions
To plan trusts	$73	$11	$81	$1
Expected benefit payments
2013	58	11	175	1
2014	54	11	98	1
2015	53	11	103	1
2016	55	11	105	1
2017	59	11	107	1
2018 - 2022	325	49	578	2

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

        Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market, or geographic location. During 2012, there was a net transfer out of Level 3 assets of $7 million due to a change in the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

significance of unobservable inputs for several investments, which are immaterial both individually and in the aggregate. These assets are all contained within the real estate/other category.

        We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

        The fair value of plan assets for the pension plans was $2.9 billion and $2.6 billion at December 31, 2012 and 2011, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Asset category	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$340	$195	$145	$—
Fixed income	196	116	80	—
Real estate/other	89	48	—	41
Cash	11	11	—	—

Total U.S. pension plan assets	$636	$370	$225	$41

Non-U.S. pension plans:
Equities	$862	$649	$213	$—
Fixed income	905	632	273	—
Real estate/other	357	27	303	27
Cash	113	112	1	—

Total non-U.S. pension plan assets	$2,237	$1,420	$790	$27

		Fair Value Amounts Using
Asset category	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$294	$166	$128	$—
Fixed income	170	106	64	—
Real estate/other	72	45	—	27
Cash	2	2	—	—

Total U.S. pension plan assets	$538	$319	$192	$27

Non-U.S. pension plans:
Equities	$771	$361	$410	$—
Fixed income	923	304	619	—
Real estate/other	316	1	281	34
Cash	16	16	—	—

Total non-U.S. pension plan assets	$2,026	$682	$1,310	$34

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real Estate/Other
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)	Year ended December 31, 2012	Year ended December 31, 2011
Balance at beginning of period	$61	$52
Return on pension plan assets	4	(1)
Purchases, sales and settlements	10	10
Transfers in (out) of Level 3	(7)	—

Balance at end of period	$68	$61

	Fixed Income
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)	Year ended December 31, 2012	Year ended December 31, 2011
Balance at beginning of period	$—	$1
Purchases, sales and settlements	—	(1)

Balance at end of period	$—	$—

        Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 6.52% and 8.20%. The asset allocation for our pension plans at December 31, 2012 and 2011 and the target allocation for 2013, by asset category are as follows:

Asset category	Target Allocation 2013	Allocation at December 31, 2012	Allocation at December 31, 2011
U.S. pension plans:
Equities	54%	53%	55%
Fixed income	32%	31%	32%
Real estate/other	14%	14%	13%
Cash	—	2%	—

Total U.S. pension plans	100%	100%	100%

Non-U.S. pension plans:
Equities	40%	38%	38%
Fixed income	40%	41%	46%
Real estate/other	19%	20%	15%
Cash	1%	1%	1%

Total non-U.S. pension plans	100%	100%	100%

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

        Equity securities in our pension plans did not include any equity securities of our Company or our affiliates at the end of 2012.

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

        Along with the introduction of the cash balance formula within our defined benefit pension plan, the money purchase pension plan was closed to new hires. At the same time, our match in the salary deferral plan was increased, for new hires, to a 100% match, not to exceed 4% of the participant's compensation, once the participant has achieved six years of service with our Company.

        Our total combined expense for the above defined contribution plans for each of the years ended December 31, 2012, 2011 and 2010 was $14 million.

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

        Assets of these plans are included in other noncurrent assets and as of December 31, 2012 and 2011 were $14 million and $12 million, respectively. During each of the years ended December 31, 2012, 2011 and 2010 we expensed a total of $1 million as contributions to the Huntsman SSP and the SERP.

STOCK-BASED INCENTIVE PLAN

        In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYEE BENEFIT PLANS (Continued)

nonvested stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. As of December 31, 2012 we are authorized to grant up to 32.6 million shares under the Stock Incentive Plan. See "Note 22. Stock-Based Compensation Plan."

INTERNATIONAL PLANS

        International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

18. INCOME TAXES

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2012	2011	2010
Income tax expense (benefit):
U.S.
Current	$156	$69	$(35)
Deferred	17	4	47
Non-U.S.
Current	51	63	41
Deferred	(55)	(27)	(24)

Total	$169	$109	$29

Huntsman International

	Year ended December 31,
	2012	2011	2010
Income tax expense (benefit):
U.S.
Current	$52	$7	$(23)
Deferred	129	69	45
Non-U.S.
Current	51	63	41
Deferred	(53)	(26)	(23)

Total	$179	$113	$40

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision (benefit) for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2012	2011	2010
Income from continuing operations before income taxes	$547	$360	$20

Expected tax expense at U.S. statutory rate of 35%	$192	$126	$7
Change resulting from:
State tax expense (benefit) net of federal benefit	15	7	(4)
Non-U.S. tax rate differentials	1	6	(16)
Effects of non-U.S. operations	(2)	8	22
U.S. domestic manufacturing deduction	(16)	(5)	—
Unrealized currency exchange gains and losses	11	(5)	(6)
Effect of tax holidays	(12)	(1)	2
U.S. foreign tax credits, net of associated income and taxes	(21)	(4)	—
Portion of Convertible Note loss on early extinguishment of debt treated as equity repurchase for tax purposes	—	—	43
Tax authority audits and dispute resolutions	5	4	(16)
Change in valuation allowance	(11)	(16)	(19)
Other, net	7	(11)	16

Total income tax expense	$169	$109	$29

Huntsman International

	Year ended December 31,
	2012	2011	2010
Income from continuing operations before income taxes	$559	$370	$184

Expected tax expense at U.S. statutory rate of 35%	$196	$130	$64
Change resulting from:
State tax expense (benefit) net of federal benefit	15	7	(4)
Non-U.S. tax rate differentials	1	6	(16)
Effects of non-U.S. operations	(1)	8	22
U.S. domestic manufacturing deduction	(8)	—	—
Unrealized currency exchange gains and losses	11	(5)	(6)
Effect of tax holidays	(12)	(1)	2
U.S. foreign tax credits, net of associated income and taxes	(21)	(4)	—
Tax authority audits and dispute resolutions	5	4	(16)
Change in valuation allowance	(14)	(19)	(22)
Other, net	7	(13)	16

Total income tax expense	$179	$113	$40

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        On September 8, 2009, we announced the closure of our Australia styrenics operations. U.S. tax law, under our relevant facts, provides for a deduction on investments that are "worthless" for U.S. tax purposes. Therefore, during 2012, 2011, and 2010, we recorded tax benefits of $3 million, $2 million and $28 million, respectively, in discontinued operations related to the closure of and the cumulative U.S. investments in our Australia styrenics business.

        We operate in 42 non-U.S. tax jurisdictions, and there is no specific country where our operations earn a predominant amount of our off-shore earnings. While the vast majority of these countries have income tax rates that are lower than the U.S. statutory rate, the operating losses we incur in some of our non-U.S. jurisdictions mitigate the amount of tax rate benefit we would otherwise realize from these tax rate differentials.

        During 2012, we were granted a tax holiday for the period from January 1, 2012 through December 31, 2016 with respect to certain income from products manufactured by our Pigments segment in Malaysia. We are required to make certain investments in order to enjoy the benefits of the tax holiday, and we intend to make these investments.

        The components of income from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2012	2011	2010
U.S.	$482	$256	$(126)
Non-U.S.	65	104	146

Total	$547	$360	$20

Huntsman International

	Year ended December 31,
	2012	2011	2010
U.S.	$494	$255	$38
Non-U.S.	65	115	146

Total	$559	$370	$184

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carryforwards	$819	$783
Pension and other employee compensation	289	256
Property, plant and equipment	69	77
Intangible assets	34	36
Foreign tax credits	71	46
Other, net	107	139

Total	$1,389	$1,337

Deferred income tax liabilities:
Property, plant and equipment	$(551)	$(549)
Pension and other employee compensation	—	(25)
Other, net	(88)	(108)

Total	$(639)	$(682)

Net deferred tax asset before valuation allowance	$750	$655
Valuation allowance	(736)	(756)

Net deferred tax asset (liability)	$14	$(101)

Current deferred tax asset	$51	$20
Current deferred tax liability	(38)	(7)
Non-current deferred tax asset	229	195
Non-current deferred tax liability	(228)	(309)

Net deferred tax asset (liability)	$14	$(101)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

Huntsman International

	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$819	$895
Pension and other employee compensation	288	254
Property, plant and equipment	69	77
Intangible assets	33	35
Foreign tax credits	113	82
Other, net	106	140

Total	$1,428	$1,483

Deferred income tax liabilities:
Property, plant and equipment	$(524)	$(515)
Pension and other employee compensation	—	(25)
Other, net	(88)	(107)

Total	$(612)	$(647)

Net deferred tax asset before valuation allowance	$816	$836
Valuation allowance	(745)	(768)

Net deferred tax asset	$71	$68

Current deferred tax asset	$51	$40
Current deferred tax liability	(39)	(29)
Non-current deferred tax asset	229	163
Non-current deferred tax liability	(170)	(106)

Net deferred tax asset	$71	$68

        We have net operating loss carryforwards ("NOLs") of $2,893 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $1,327 million have a limited life (of which $1,127 million are subject to a valuation allowance) and $17 million are scheduled to expire in 2013 (all of which are subject to a valuation allowance). We had no NOLs expire unused in 2012.

        Included in the $2,893 million of non-U.S. NOLs is $860 million attributable to our Luxembourg entities. As of December 31, 2012, there is a valuation allowance of $222 million against these net tax-effected NOLs of $247 million. Due to the uncertainty surrounding the realization of the benefits of these losses, we have reduced substantially all of the related deferred tax asset with a valuation allowance.

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

        During 2012, we released valuation allowances of $24 million on a portion of our net deferred tax assets in China, in certain U.S. states and in Luxembourg, and we established valuation allowances of $23 million on certain net deferred tax assets in the U.S., India and Indonesia.

        Primarily as a result of a cumulative history of operating profits, we released certain valuation allowances in China and in certain U.S. state tax jurisdictions of $9 million and $2 million, respectively. Additionally, a partial valuation allowance release was recognized in Luxembourg for $12 million as a result of significant changes in estimated future taxable income resulting from changed circumstances.

        During 2012, we amended certain prior year U.S. federal income tax filings and claimed $31 million of additional U.S. foreign tax credits. Due to uncertainty regarding our ability to actually utilize these credits before they expire in 2015, we established a partial valuation allowance of $21 million against the incremental deferred tax asset.

        During 2011, we released valuation allowances of $27 million on certain net deferred tax assets in France and Spain (as a result of recent profitability in our Pigments business), Singapore (as a result of a cumulative history of operating profits), Australia (as a result of discontinuing the unprofitable portion of the business operations in that country) and Luxembourg (as a result of restructuring our internal treasury activities such that a portion of the deferred tax assets is more likely than not to be realized). During 2010, we released valuation allowances of $20 million on certain net deferred tax assets, principally in Australia (as a result of discontinuing the unprofitable portion of the business operations in that country) and Luxembourg (as a result of restructuring our internal treasury activities such that a portion of the deferred tax assets is more likely than not to be realized).

        Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2012	2011	2010
Valuation allowance as of January 1	$756	$797	$842
Valuation allowance as of December 31	736	756	797

Net decrease	20	41	45
Foreign currency movements	7	(30)	1
(Decrease) increase to deferred tax assets with an offsetting (decrease) increase to valuation allowances	(16)	5	(27)

Change in valuation allowance per rate reconciliation	$11	$16	$19

Components of change in valuation allowance affecting tax expense:
Pre-tax losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$10	$(6)	$(1)
Releases of valuation allowances in various jurisdictions	24	27	20
Establishments of valuation allowances in various jurisdictions	(23)	(5)	—

Change in valuation allowance per rate reconciliation	$11	$16	$19

Huntsman International

	2012	2011	2010
Valuation allowance as of January 1	$768	$813	$861
Valuation allowance as of December 31	745	768	813

Net decrease	23	45	48
Foreign currency movements	7	(30)	1
(Decrease) increase to deferred tax assets with an offsetting (decrease) increase to valuation allowances	(16)	4	(27)

Change in valuation allowance per rate reconciliation	$14	$19	$22

Components of change in valuation allowance affecting tax expense:
Pre-tax income (losses) in jurisdictions with valuation allowances resulting in no tax expense or benefit	$13	$(3)	$2
Releases of valuation allowances in various jurisdictions	24	27	20
Establishments of valuation allowances in various jurisdictions	(23)	(5)	—

Change in valuation allowance per rate reconciliation	$14	$19	$22

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

        The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2012	2011
Unrecognized tax benefits as of January 1	$39	$43
Gross increases and decreases—tax positions taken during a prior period	15	(3)
Gross increases and decreases—tax positions taken during the current period	9	3
Decreases related to settlements of amounts due to tax authorities	(3)	—
Reductions resulting from the lapse of statutes of limitation	(3)	(4)
Foreign currency movements	—	—

Unrecognized tax benefits as of December 31	$57	$39

        As of December 31, 2012 and 2011, the amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate is $37 million and $31 million, respectively.

        In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

	Year ended December 31,
	2012	2011	2010
Interest expense included in tax expense	$(1)	$5	$1
Penalties expense included in tax expense	—	—	—

	December 31,
	2012	2011
Accrued liability for interest	$10	$13
Accrued liability for penalties	1	2

        We conduct business globally and, as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
China	2001 and later
France	2002 and later
India	2004 and later
Italy	2008 and later
Malaysia	2003 and later
Switzerland	2006 and later
The Netherlands	2007 and later
United Kingdom	2009 and later
United States federal	2011 and later

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

        We estimate that it is reasonably possible that certain of our non-U.S. unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of $1 million to $19 million. For the 12-month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would result in no corresponding benefit to our income tax expense.

        During 2012, we concluded and settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, Hong Kong, Thailand and Japan. During 2011, we concluded and effectively settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, Australia, China, France and Germany. During 2010, we concluded and settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, Belgium, Spain, Indonesia, Thailand and the U.K.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were approximately $215 million at December 31, 2012. It is not practicable to determine the unrecognized deferred tax liability on those earnings. We have material inter-company debt obligations owed by our non-U.S. subsidiaries to the U.S. We do not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation and our ability to return cash to the U.S. through payments of inter-company debt owned by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividend, we expect to utilize our inter-company debt. If any earnings were repatriated via dividend, we would need to accrue and pay taxes on the distributions.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2012. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2012 pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For each of the years ended December 31, 2012, 2011 and 2010, we made minimum payments of nil under such take or pay contracts without taking the property.

        Total purchase commitments as of December 31, 2012 are as follows (dollars in millions):

Year ending December 31
2013	$1,138
2014	435
2015	237
2016	59
2017	59
Thereafter	30

$1,958

OPERATING LEASES

        We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $79 million, $83 million and $62 million for 2012, 2011 and 2010, respectively, net of sublease rentals of approximately $4 million for each of 2012, 2011 and 2010, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under operating leases as of December 31, 2012 are as follows (dollars in millions):

Year ending December 31
2013	$79
2014	68
2015	53
2016	45
2017	40
Thereafter	60

$345

        Future minimum lease payments have not been reduced by minimum sublease rentals of $57 million due in the future under noncancelable subleases.

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

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. Rarely do the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our nineteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Unresolved at beginning of period	1,080	1,116	1,138
Tendered during period	3	10	24
Resolved during period(1)	3	46	46
Unresolved at end of period	1,080	1,080	1,116

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

        We have never made any payments with respect to these cases. As of December 31, 2012, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2012.

        Certain cases in which we are a premises defendant are not subject to indemnification by prior owners or operators. However, we may be entitled to insurance or other recoveries in some of these cases. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Unresolved at beginning of period	36	37	39
Filed during period	21	11	5
Resolved during period	7	12	7
Unresolved at end of period	50	36	37

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $559,000, $584,000 and $201,000 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had no accrual relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2012.

Antitrust Matters

        We have been named as a defendant in two class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The suits were subsequently consolidated. The other defendants named in this matter are DuPont, Kronos and Millennium. On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from defendants since February 1, 2003, and notice was given to putative class members the week of January 14, 2013 after the Court of Appeals for the Fourth Circuit denied our petition to appeal the order certifying the class. Trial is set to begin September 9, 2013.

        The plaintiffs seek to recover on behalf of the class injunctive relief, treble damages, costs of suit and attorneys fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss with respect to these claims.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product from that which it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims of up to an aggregate of €153 million (approximately $202 million) relating to this matter and believed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $149 million). Based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs to us. We believe the range of possible loss to our Company in this matter to be between €0 and €113 million and have made no accrual with respect to this matter.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. COMMITMENTS AND CONTINGENCIES (Continued)

Indemnification Matter

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, or the banks, demanded that we indemnify them for claims brought by certain MatlinPatterson entities that were formerly our shareholders, the plaintiffs, in litigation filed June 19, 2012 in the 9th District Court in Montgomery County, Texas. The banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the banks and our Company, dated June 22, 2009, wherein the banks and our Company settled claims that we brought relating to the failed merger with Hexion. The plaintiffs claim that the banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial losses to their 19 million shares of our common stock as a result of the banks' misrepresentations. The plaintiffs are asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees, pre-judgment and post-judgment interest. We denied the banks' indemnification demand. On December 21, 2012, the court dismissed the plaintiffs' claims, and the appeal deadline is 90 days after entry of the order. The plaintiffs filed a motion for reconsideration before the trial court on January 18, 2013.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2012, 2011 and 2010, our capital expenditures for EHS matters totaled $105 million, $92 million, and $85 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Under CERCLA and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our consolidated financial statements.

        One of these sites, the North Maybe Canyon Mine site, involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by a predecessor company to us. In 2004, the U.S. Forest Service notified us that we are a CERCLA PRP for contaminated surface water at the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. At this time, we are unable to reasonably estimate our potential liabilities at this site.

        In addition, under RCRA and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by EPA Victoria due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of December 31, 2012, we had an accrued liability of $29 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up.

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $34 million and $36 million for environmental liabilities as of December 31, 2012 and 2011, respectively. Of these amounts, $10 million and $7 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2012 and 2011, respectively, and $24 million and $29 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2012 and 2011, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        The EU regulatory framework for chemicals, called "REACH", became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the ECHA, such chemical substances and isolated

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations and our first phase registrations by the November 30, 2010 deadline. While we continue our registration efforts to meet the next registration deadline of May 31, 2013, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the EU, e.g. Korea and Taiwan.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $8 million, $5 million and $9 million in 2012, 2011 and 2010, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. At the most recent negotiations of the Conference of the Parties to the Kyoto Protocol, a limited group of nations, including the EU, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, has just entered its third phase and ongoing reforms at the EU level—including measures to prop up carbon credit prices and ban the use of certain types of certified emission reductions—may increase our operating costs. Australia has also adopted a carbon trading system that has been recognized for formal linkage with the EU trading system by 2018. Australia's GHG cap-and-trade program may impose compliance obligations upon our operations that may increase our operating costs. In the United States, California has commenced the first compliance period of its cap-and-trade program.

        Federal climate change legislation in the United States appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will be led by the EPA's GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and the collection and reporting of GHG data may increase our operational costs.

        Under a consent decree with states and environmental groups, the EPA is due to propose new source performance standards (NSPS) for GHG emissions from refineries. These standards could significantly increase the costs of constructing or adding capacity to refineries and may ultimately increase the costs or decrease the supply of refined products. Either of these events could have an adverse effect on our business.

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

PORT NECHES FLARING MATTER

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the DOJ notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations of flare operations at our Port Neches, Texas facility from 2007-2012 against us that were not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, EPA referred this matter to the DOJ. We have been engaged in discussions with the DOJ and the EPA regarding these violations and are in the process of reviewing their allegations and assessing their claims. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

21. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

        Effective August 5, 2011, our Board of Directors authorized our Company to repurchase up to $100 million in shares of our common stock. Repurchases under this program may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During 2011, we acquired approximately four million shares of our outstanding common stock for approximately $50 million under the repurchase program. During 2012, we did not repurchase any shares of our outstanding common stock under the repurchase program. As of December 31, 2012, there remained approximately $50 million of the amount authorized under the program that could be used for stock repurchases.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY (Continued)

DIVIDENDS ON COMMON STOCK

        The following tables represent dividends on common stock for our Company for the years ended December 31, (dollars in millions, except per share payment amounts):

	2012
Payment date	Record date	Per share payment amount	Total amount paid
March 30, 2012	March 15, 2012	$0.10	$24
June 29, 2012	June 15, 2012	0.10	24
September 28, 2012	September 14, 2012	0.10	24
December 31, 2012	December 14, 2012	0.10	24

Total			$96

	2011
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2011	March 15, 2011	$0.10	$24
June 30, 2011	June 15, 2011	0.10	24
September 30, 2011	September 15, 2011	0.10	24
December 30, 2011	December 15, 2011	0.10	24

Total			$96

	2010
Payment date	Record date	Per share payment amount	Total amount paid
March 31, 2010	March 15, 2010	$0.10	$24
June 30, 2010	June 15, 2010	0.10	24
September 30, 2010	September 15, 2010	0.10	24
December 31, 2010	December 15, 2010	0.10	24

Total			$96

22. STOCK-BASED COMPENSATION PLAN

        Under the Stock Incentive Plan, a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2012 we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of December 31, 2012, we had 8 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock- based awards generally vest over a three-year period.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. STOCK-BASED COMPENSATION PLAN (Continued)

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2012	2011	2010
Huntsman Corporation compensation cost	$27	$24	$27
Huntsman International compensation cost	26	22	24

        The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $6 million, $6 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Year ended December 31,
	2012	2011	2010
Dividend yield	3.0%	2.3%	3.0%
Expected volatility	65.3%	65.6%	69.0%
Risk-free interest rate	1.3%	2.8%	3.1%
Expected life of stock options granted during the period	6.6 years	6.6 years	6.6 years

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of December 31, 2012 and changes during the year then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2012	10,345	$13.83
Granted	1,363	13.41
Exercised	(902)	3.37
Forfeited	(289)	19.48

Outstanding at December 31, 2012	10,517	14.52	5.4	$42

Exercisable at December 31, 2012	8,390	14.56	4.5	39

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. STOCK-BASED COMPENSATION PLAN (Continued)

        The weighted-average grant-date fair value of stock options granted during 2012, 2011 and 2010 was $6.36, $9.17 and $6.97 per option, respectively. As of December 31, 2012, there was $9 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

        During the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of stock options exercised was $10 million, $19 million and $14 million, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of December 31, 2011 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2012	2,287		$9.92	1,100	$9.42
Granted	934		13.41	383	13.41
Vested	(1,402	)(1)	7.09	(760)	6.53
Forfeited	(30)		15.27	(85)	15.16

Nonvested at December 31, 2012	1,789		13.87	638	14.50

(1)
As of December 31, 2012, a total of 516,338 restricted stock units were vested, of which 72,161 vested during 2012. Only 176,327 of these shares have been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of December 31, 2012, there was $18 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The value of share awards that vested during the years ended December 31, 2012, 2011 and 2010 was $21 million, $23 million and $18 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. OTHER COMPREHENSIVE LOSS

        Other comprehensive (loss) income consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2012		2011		2010
	Accumulated loss	Loss	Accumulated loss	Loss	Loss
Foreign currency translation adjustments, net of tax of $20 and $24 as of December 31, 2012 and 2011, respectively	$269	$51	$218	$(80)	$24
Pension and other postretirement benefits adjustments, net of tax of $197 and $124 as of December 31, 2012 and 2011, respectively	(1,036)	(236)	(800)	(187)	(33)
Other comprehensive income (loss) of unconsolidated affiliates	7	(1)	8	1	—
Other, net	3	—	3	(1)	(2)

Total	(757)	(186)	(571)	(267)	(11)
Amounts attributable to noncontrolling interests	13	1	12	5	1

Amounts attributable to Huntsman Corporation	$(744)	$(185)	$(559)	$(262)	$(10)

Huntsman International

	December 31,
	2012		2011		2010
	Accumulated loss	Loss	Accumulated loss	Loss	Loss
Foreign currency translation adjustments, net of tax of $7 and $11 as of December 31, 2012 and 2011, respectively	$268	$51	$217	$(79)	$23
Pension and other postretirement benefits adjustments, net of tax of $228 and $155 as of December 31, 2012 and 2011, respectively	(1,076)	(231)	(845)	(182)	(28)
Other comprehensive income (loss) of unconsolidated affiliates	7	(1)	8	1	—
Other, net	(3)	—	(3)	(2)	(2)

Total	(804)	(181)	(623)	(262)	(7)
Amounts attributable to noncontrolling interests	13	1	12	5	1

Amounts attributable to Huntsman International LLC	$(791)	$(180)	$(611)	$(257)	$(6)

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. EXPENSES ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION

        Total expenses associated with the Terminated Merger and related litigation were as follows (dollars in millions):

	December 31,
	2012	2011	2010
Directors' fees	$—	$—	$3
Legal fees and other	—	—	1

Total expenses	$—	$—	$4

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

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas against the banks that had entered into a commitment letter to provide funding for the Hexion Merger. On June 22, 2009, we entered into the Texas Bank Litigation Settlement Agreement with such banks. This litigation was dismissed with prejudice on June 23, 2009. In accordance with the Texas Bank Litigation Settlement Agreement, the banks paid us a cash payment of $632 million, purchased the $600 million aggregate principal amount 5.50% 2016 Senior Notes from Huntsman International, and provided Huntsman International with Term Loan C in the principal amount of $500 million. The 2016 Senior Notes and Term Loan C borrowings were at favorable rates to us and were recorded at a combined fair value of $864 million. Accordingly, we recognized a gain of $868 million in connection with the Texas Bank Litigation Settlement Agreement. On September 21, 2010, the Board of Directors approved bonuses totaling $3 million to certain members of the Board of Directors, upon the recommendation of an independent committee of the Board of Directors, for their efforts in connection with the litigation with Hexion and Apollo following the Terminated Merger.

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

	Year ended December 31,
	2012	2011	2010
Revenues	$37	$38	$52
Operating costs and expenses, net of credits	(47)	(44)	(85)
Nonoperating expenses		—	(19)

Operating loss	(10)	(6)	(52)
Income tax benefit	3	2	28

Loss from discontinued operations, net of tax	$(7)	$(4)	$(24)

        In 2006, product defect actions were filed against HCCA in Australian courts relating to the sale and supply of vinyl ester resins that were used in the manufacture of fiberglass swimming pools. HCCA ceased manufacturing these specific resin formulations by 2004 and sold the business that manufactured and sold these resins in 2007.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. DISCONTINUED OPERATIONS (Continued)

        The following results of our former U.S base chemicals business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2012	2011	2010
Other expenses	$—	$(1)	$(6)
Gain on insurance settlements, net	—	—	110

(Loss) income before income taxes	—	(1)	104
Income tax expense	—	—	(38)

(Loss) income from discontinued operations, net of tax	$—	$(1)	$66

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

26. RELATED PARTY TRANSACTIONS

        Our accompanying consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2012	2011	2010
Sales to:
Unconsolidated affiliates	$223	$180	$201
Inventory purchases from:
Unconsolidated affiliates	565	465	369

        Pursuant to an agreement entered into in 2001, our subsidiary Airstar Corporation ("Airstar") subleases a Gulfstream IV-SP Aircraft (the "Aircraft") from Jstar Corporation ("Jstar"), a corporation wholly owned by Jon M. Huntsman. Jon M. Huntsman is the Executive Chairman and the father of our Chief Executive Officer, Peter R. Huntsman, and our director, Jon M. Huntsman, Jr. In 2011, this arrangement was extended for an additional 10 year period. In connection with this extension, monthly sublease payments from Airstar to Jstar were reduced from approximately $193,000 to approximately $115,000 and an aggregate of $13.8 million is payable through the end of the current 10 year lease term. These monthly sublease payments are used to fund financing costs paid by Jstar to a leasing company. An unrelated third party pays $2.4 million per year to our subsidiary for such third party's part-time use of the Aircraft (or an alternate owned by us if the Aircraft is unavailable), subject to an annual adjustment, which typically has been at least fair market value for the number of flight hours

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. RELATED PARTY TRANSACTIONS (Continued)

used by such third party. We bear all other costs of operating the Aircraft. In accordance with our Aircraft Use Policy, we have entered into aircraft time-sharing agreements with certain members of the Huntsman family, pursuant to which these persons pay for the costs of any personal use of the Aircraft by them.

        An agreement was reached prior to the initial public offering of our common stock in February 2005 with the Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman, to further the charitable interests of the Huntsman family, that we would donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. On March 24, 2010, we completed this donation. At the time of the donation, the building had an appraised value of approximately $10 million. We continue to occupy and use a portion of the building under a lease pursuant to which we make annual lease payments of approximately $2 million to the Huntsman Foundation. During both 2012 and 2011, we made payments of approximately $2 million to the Huntsman Foundation under the lease. The lease expires on December 31, 2013, subject to two five-year extensions, at our option.

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

	Year ended December 31,
	2012	2011	2010
Revenues:
Polyurethanes	$4,894	$4,434	$3,605
Performance Products	3,065	3,301	2,659
Advanced Materials	1,325	1,372	1,244
Textile Effects	752	737	787
Pigments	1,436	1,642	1,213
Eliminations	(285)	(265)	(258)

Total	$11,187	$11,221	$9,250

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$726	$469	$319
Performance Products	360	385	363
Advanced Materials	54	125	143
Textile Effects	(49)	(199)	1
Pigments	352	501	205
Corporate and other(2)	(251)	(236)	(384)

Subtotal	1,192	1,045	647
Discontinued Operations(3)	(5)	(6)	53

Total	1,187	1,039	700
Interest expense, net	(226)	(249)	(229)
Income tax expense—continuing operations	(169)	(109)	(29)
Income tax benefit (expense)—discontinued operations	3	5	(10)
Depreciation and amortization	(432)	(439)	(405)

Net income attributable to
Huntsman Corporation	$363	$247	$27

Depreciation and Amortization:
Polyurethanes	$152	$160	$155
Performance Products	113	110	92
Advanced Materials	31	33	33
Textile Effects	23	27	26
Pigments	69	74	67
Corporate and other(2)	39	35	31

Subtotal	427	439	404
Discontinued Operations	5	—	1

Total	$432	$439	$405

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2012	2011	2010
Capital Expenditures:
Polyurethanes	$107	$85	$59
Performance Products	117	96	66
Advanced Materials	41	39	24
Textile Effects	27	34	23
Pigments	98	57	49
Corporate and other	22	19	15

Total	$412	$330	$236

	December 31,
	2012	2011
Total Assets:
Polyurethanes	$3,268	$3,144
Performance Products	2,455	2,348
Advanced Materials	1,366	1,307
Textile Effects	745	686
Pigments	1,597	1,428
Corporate and other	(547)	(256)

Total	$8,884	$8,657

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2012	2011	2010
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$726	$469	$319
Performance Products	360	385	363
Advanced Materials	54	125	143
Textile Effects	(49)	(199)	1
Pigments	352	501	205
Corporate and other(2)	(251)	(236)	(224)

Subtotal	1,192	1,045	807
Discontinued Operations(3)	(5)	(6)	53

Total	1,187	1,039	860
Interest expense, net	(238)	(262)	(248)
Income tax expense—continuing operations	(179)	(113)	(40)
Income tax benefit (expense)—discontinued operations	3	5	(10)
Depreciation and amortization	(408)	(416)	(382)

Net income attributable to
Huntsman International LLC	$365	$253	$180

Depreciation and Amortization:
Polyurethanes	$152	$160	$155
Performance Products	113	110	92
Advanced Materials	31	33	33
Textile Effects	23	27	26
Pigments	69	74	67
Corporate and other(2)	15	12	8

Subtotal	403	416	381
Discontinued Operations	5	—	1

Total	$408	$416	$382

	Year ended December 31,
	2012	2011	2010
Capital Expenditures:
Polyurethanes	$107	$85	$59
Performance Products	117	96	66
Advanced Materials	41	39	24
Textile Effects	27	34	23
Pigments	98	57	49
Corporate and other	22	19	15

Total	$412	$330	$236

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2012	2011
Total Assets:
Polyurethanes	$3,221	$3,086
Performance Products	2,449	2,340
Advanced Materials	1,366	1,307
Textile Effects	745	686
Pigments	1,562	1,384
Corporate and other	(473)	(473)

Total	$8,870	$8,330

(1)
Segment EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, expenses associated with the Terminated Merger and related litigation (Huntsman Corporation only), unallocated restructuring, impairment and plant closing costs and non-operating income and expense.

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

	Year ended December 31,
	2012	2011	2010
By Geographic Area
Revenues(1):
United States	$3,347	$3,470	$2,777
China	1,040	944	881
Mexico	954	723	485
Germany	600	638	519
Italy	465	558	474
Other nations	4,781	4,888	4,114

Total	$11,187	$11,221	$9,250

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2012	2011
Long-lived assets(2):
Huntsman Corporation
United States	$1,387	$1,390
The Netherlands	351	310
United Kingdom	314	306
Saudi Arabia	231	243
Germany	201	205
China	169	162
Italy	164	152
Switzerland	163	166
France	154	126
Spain	147	157
Other nations	464	405

Total	$3,745	$3,622

Huntsman International
United States	$1,299	$1,278
The Netherlands	351	310
United Kingdom	314	306
Saudi Arabia	231	243
Germany	201	205
China	169	162
Italy	164	152
Switzerland	163	166
France	154	126
Spain	147	157
Other nations	463	405

Total	$3,656	$3,510

(1)
Geographic information for revenues is based upon countries into which product is sold.

(2)
Long-lived assets consist of property, plant and equipment, net.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nongurantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010. There are no contractual restrictions limiting transfers of cash from Guarantor subsidiaries to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$7	$2	$201	$—	$210
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	16	182	1,336	—	1,534
Accounts receivable from affiliates	1,733	3,907	101	(5,442)	299
Inventories	111	309	1,404	(5)	1,819
Prepaid expenses	10	7	43	(12)	48
Deferred income taxes	7	—	57	(13)	51
Other current assets	203	5	225	(211)	222

Total current assets	2,087	4,412	3,376	(5,683)	4,192
Property, plant and equipment, net	371	898	2,386	1	3,656
Investment in unconsolidated affiliates	5,413	1,360	159	(6,694)	238
Intangible assets, net	27	2	42	(1)	70
Goodwill	(18)	82	53	—	117
Deferred income taxes	248	—	224	(243)	229
Notes receivable from affiliates	21	941	2	(962)	2
Other noncurrent assets	72	139	156	(1)	366

Total assets	$8,221	$7,834	$6,398	$(13,583)	$8,870

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87	$280	$734	$—	$1,101
Accounts payable to affiliates	2,987	1,111	1,406	(5,442)	62
Accrued liabilities	87	342	518	(224)	723
Deferred income taxes	—	45	9	(15)	39
Note payable to affiliate	100	—	—	—	100
Current portion of debt	15	—	273	—	288

Total current liabilities	3,276	1,778	2,940	(5,681)	2,313
Long-term debt	3,026	—	388	—	3,414
Notes payable to affiliates	595	—	965	(961)	599
Deferred income taxes	14	169	49	(62)	170
Other noncurrent liabilities	216	190	751	—	1,157

Total liabilities	7,127	2,137	5,093	(6,704)	7,653
Equity
Huntsman International LLC members' equity
Members' equity	3,109	4,689	2,262	(6,951)	3,109
Accumulated deficit	(1,224)	(243)	(354)	597	(1,224)
Accumulated other comprehensive (loss) income	(791)	1,251	(692)	(559)	(791)

Total Huntsman International LLC members' equity	1,094	5,697	1,216	(6,913)	1,094
Noncontrolling interests in subsidiaries	—	—	89	34	123

Total equity	1,094	5,697	1,305	(6,879)	1,217

Total liabilities and equity	$8,221	$7,834	$6,398	$(13,583)	$8,870

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$932	$3,443	$6,589	$—	$10,964
Related party sales	745	447	1,161	(2,130)	223

Total revenues	1,677	3,890	7,750	(2,130)	11,187
Cost of goods sold	1,424	3,003	6,849	(2,130)	9,146

Gross profit	253	887	901	—	2,041
Selling, general and administrative	191	120	623	—	934
Research and development	47	36	69	—	152
Other operating (income) expense	(5)	2	(3)	—	(6)
Restructuring, impairment and plant closing costs	4	7	81	—	92

Operating income	16	722	131	—	869
Interest (expense) income, net	(207)	42	(73)	—	(238)
Equity in income of investment in affiliates and subsidiaries	503	40	9	(545)	7
Loss on early extinguishment of debt	(80)	—	—	—	(80)
Other (expense) income	(12)	14	(1)	—	1

Income from continuing operations before income taxes	220	818	66	(545)	559
Income tax benefit (expense)	141	(243)	1	(78)	(179)

Income from continuing operations	361	575	67	(623)	380
Income (loss) from discontinued operations, net of tax	4	1	(12)	—	(7)

Income before extraordinary gain	365	576	55	(623)	373
Extraordinary gain on the acquisition of a
business, net of tax of nil	—	—	2	—	2

Net income	365	576	57	(623)	375
Net income attributable to noncontrolling interests	—	—	(16)	6	(10)

Net income attributable to Huntsman International LLC	$365	$576	$41	$(617)	$365

Net income	$365	$576	$57	$(623)	$375
Other comprehensive loss	(180)	(250)	(148)	397	(181)
Comprehensive income attributable to
noncontrolling interests	—	—	(16)	7	(9)

Comprehensive income (loss) attributable to Huntsman International LLC	$185	$326	$(107)	$(219)	$185

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$885	$3,349	$6,807	$—	$11,041
Related party sales	453	493	1,098	(1,864)	180

Total revenues	1,338	3,842	7,905	(1,864)	11,221
Cost of goods sold	1,178	3,160	6,855	(1,830)	9,363

Gross profit	160	682	1,050	(34)	1,858
Selling, general and administrative	182	97	637	—	916
Research and development	50	34	82	—	166
Other operating expense (income)	35	(18)	(37)	—	(20)
Restructuring, impairment and plant closing costs	1	—	166	—	167

Operating (loss) income	(108)	569	202	(34)	629
Interest (expense) income, net	(216)	43	(89)	—	(262)
Equity in income of investment in affiliates and subsidiaries	381	77	9	(459)	8
Loss on early extinguishment of debt	(7)	—	—	—	(7)
Other (expense) income	(35)	—	1	36	2

Income from continuing operations before income taxes	15	689	123	(457)	370
Income tax benefit (expense)	232	(210)	(35)	(100)	(113)

Income from continuing operations	247	479	88	(557)	257
Income (loss) from discontinued operations, net of tax	6	(1)	(6)	—	(1)

Income before extraordinary gain	253	478	82	(557)	256
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	4	—	4

Net income	253	478	86	(557)	260
Net income attributable to noncontrolling interests	—	(2)	(6)	1	(7)

Net income attributable to Huntsman International LLC	$253	$476	$80	$(556)	$253

Net income	$253	$478	$86	$(557)	$260
Other comprehensive loss	(257)	(98)	(232)	325	(262)
Comprehensive income attributable to noncontrolling interests	—	(3)	(1)	2	(2)

Comprehensive (loss) income attributable to Huntsman International LLC	$(4)	377	$(147)	$(230)	$(4)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$790	$2,514	$5,745	$—	$9,049
Related party sales	262	513	958	(1,532)	201

Total revenues	1,052	3,027	6,703	(1,532)	9,250
Cost of goods sold	869	2,594	5,815	(1,506)	7,772

Gross profit	183	433	888	(26)	1,478
Operating expenses:
Selling, general and administrative	185	88	582	—	855
Research and development	52	30	69	—	151
Other operating (income) expense	(34)	11	23	—	—
Restructuring, impairment and plant closing costs	1	3	25	—	29

Operating income	(21)	301	189	(26)	443
Interest (expense) income, net	(215)	38	(71)	—	(248)
Equity in (loss) income of investment in affiliates and subsidiaries	(1,199)	91	24	1,108	24
Loss on early extinguishment of debt	(37)	—	—	—	(37)
Dividends income	1,569	—	—	(1,569)	—
Other (expense) income	(25)	—	2	25	2

Income from continuing operations before income taxes	72	430	144	(462)	184
Income tax benefit (expense)	101	(127)	(14)	—	(40)

Income from continuing operations	173	303	130	(462)	144
Income (loss) from discontinued operations, net of tax	7	68	(33)	—	42

Income before extraordinary loss	180	371	97	(462)	186
Extraordinary loss on the acquisition of a business, net of tax of nil	—	—	(1)	—	(1)

Net income	180	371	96	(462)	185
Net income attributable to noncontrolling interests	—	(2)	(4)	1	(5)

Net income attributable to Huntsman International LLC	$180	$369	$92	$(461)	$180

Net income	$180	$371	$96	$(462)	$185
Other comprehensive (loss) income	(7)	1,539	—	(1,539)	(7)
Comprehensive income attributable to noncontrolling interests	—	(1)	(5)	2	(4)

Comprehensive income attributable to Huntsman International LLC	$173	1,909	$91	$(1,999)	$174

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$85	269	$508	$(2)	$860

Investing activities:
Capital expenditures	(23)	(111)	(278)	—	(412)
Acquisition of businesses, net of cash acquired and post-closing adjustments	—	—	(18)	—	(18)
Proceeds from sale of businesses/assets	—	—	6	—	6
Increase in receivable from affiliate	(108)	—	—	—	(108)
Investment in affiliate	225	(62)	48	(211)	—
Investment in unconsolidated affiliates	(3)	(100)	(24)	—	(127)
Cash received from unconsolidated affiliates	—	80	2	—	82
Other, net	—	1	(1)	(1)	(1)

Net cash provided by (used in) investing activities	91	(192)	(265)	(212)	(578)

Financing activities:
Net repayments under revolving loan facilities	—	—	(15)	—	(15)
Net borrowings on overdraft facilities	—	—	2	—	2
Repayments of short-term debt	—	—	(53)	—	(53)
Repayments of long-term debt	(625)	—	(69)	—	(694)
Proceeds from issuance of long-term debt	400	—	5	—	405
Repayments of notes payable to affiliate	(139)	—	—	—	(139)
Proceeds from notes payable to affiliate	299	—	—	—	299
Repayments of notes payable	(33)	—	(4)	—	(37)
Borrowings on notes payable	33	—	1	—	34
Debt issuance costs paid	(11)	—	—	—	(11)
Call premiums related to early extinguishment of debt	(2)	—	—	—	(2)
Contribution from parent	—	14	—	(14)	—
Distribution to parent	—	(87)	(138)	225	—
Dividends paid to parent	(96)	(2)	(1)	3	(96)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	(3)	—	—	—	(3)

Net cash used in financing activities	(173)	(75)	(272)	214	(306)
Effect of exchange rate changes on cash	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	3	2	(26)	—	(21)
Cash and cash equivalents at beginning of period	4	—	227	—	231

Cash and cash equivalents at end of period	$7	2	$201	$—	$210

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$304	$99	$34	$(5)	$432

Investing activities:
Capital expenditures	(21)	(70)	(239)	—	(330)
Proceeds from settlements treated as reimbursement of capital expenditures	—	—	3	—	3
Acquisition of businesses, net of cash acquired and post-closing adjustments	—	—	(34)	—	(34)
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	28	—	28
Proceeds from sale of businesses/assets	—	8	40	—	48
Increase in receivable from affiliate	(57)	—	—	—	(57)
Investment in affiliates	(56)	(16)	—	72	—
Investment in unconsolidated affiliate	—	(26)	—	—	(26)
Cash received from unconsolidated affiliates	—	30	2	—	32
Other, net	—	—	(4)	3	(1)

Net cash used in investing activities	(134)	(74)	(204)	75	(337)

Financing activities:
Net repayments under revolving loan facilities	—	—	(2)	—	(2)
Net borrowings on overdraft facilities	—	—	9	—	9
Repayments of short-term debt	—	—	(187)	—	(187)
Borrowings on short-term debt	—	—	162	—	162
Repayments of long-term debt	(305)	—	(103)	—	(408)
Proceeds from issuance of long-term debt	—	—	98	—	98
Repayments of notes payable to affiliate	(105)	—	—	—	(105)
Proceeds from notes payable to affiliate	105	—	—	—	105
Repayments of notes payable	(32)	—	(2)	—	(34)
Borrowings on notes payable	33	—	2	—	35
Debt issuance costs paid	(7)	—	—	—	(7)
Call premiums related to early extinguishment of debt	(6)	—	—	—	(6)
Contribution from parent	—	(32)	104	(72)	—
Dividends paid to parent	(79)	(2)	—	2	(79)
Dividends paid to noncontrolling interests	—	—	(9)	—	(9)
Excess tax benefit related to stock-based compensation	10	—	—	—	10
Other, net	—	—	—	—	—

Net cash (used in) provided by financing activities	(386)	(34)	72	(70)	(418)

Effect of exchange rate changes on cash	—	—	(7)	—	(7)

Decrease in cash and cash equivalents	(216)	(9)	(105)	—	(330)
Cash and cash equivalents at beginning of period	220	9	332	—	561

Cash and cash equivalents at end of period	$4	$—	$227	$—	$231

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

        A summary of selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011 is as follows (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended
	March 31, 2012(1)	June 30, 2012	September 30, 2012(1)	December 31, 2012(1)(2)
Revenues	$2,913	$2,914	$2,741	$2,619
Gross profit	550	527	537	420
Restructuring, impairment and plant closing costs	—	5	47	40
Income (loss) from continuing operations	167	130	120	(39)
Income (loss) before extraordinary gain	163	128	119	(39)
Net income (loss)	163	128	120	(38)
Net income (loss) attributable to Huntsman Corporation	163	124	116	(40)
Basic income (loss) per share(1):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.71	0.53	0.49	(0.17)
Net income (loss) attributable to Huntsman Corporation common stockholders	0.69	0.52	0.49	(0.17)
Diluted income (loss) per share(1):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.70	0.52	0.48	(0.17)
Net income (loss) attributable to Huntsman Corporation common stockholders	0.68	0.52	0.48	(0.17)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011(4)	December 31, 2011(5)
Revenues	$2,679	$2,934	$2,976	$2,632
Gross profit	460	501	490	389
Restructuring, impairment and plant closing costs (credits)	7	9	155	(4)
Income (loss) from continuing operations	80	124	(42)	89
Income (loss) before extraordinary gain	66	123	(32)	93
Net income (loss)	67	124	(32)	95
Net income (loss) attributable to Huntsman Corporation	62	114	(34)	105
Basic income (loss) per share(3):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.32	0.48	(0.19)	0.42
Net income (loss) attributable to Huntsman Corporation common stockholders	0.26	0.48	(0.14)	0.45
Diluted income (loss) per share(3):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.31	0.47	(0.19)	0.41
Net income (loss) attributable to Huntsman Corporation common stockholders	0.26	0.47	(0.14)	0.44

Huntsman International

	Three months ended
	March 31, 2012(1)	June 30, 2012	September 30, 2012(1)	December 31, 2012(1)(2)
Revenues	$2,913	$2,914	$2,741	$2,619
Gross profit	554	532	542	413
Restructuring, impairment and plant closing costs	—	5	47	40
Income (loss) from continuing operations	170	133	121	(44)
Income (loss) before extraordinary gain	166	131	120	(44)
Net income (loss)	166	131	121	(43)
Net income (loss) attributable to Huntsman International LLC	166	127	117	(45)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011(4)	December 31, 2011(5)
Revenues	$2,679	$2,934	$2,976	$2,632
Gross profit	465	505	495	393
Restructuring, impairment and plant closing costs	7	9	155	(4)
Income (loss) from continuing operations	81	127	(39)	88
Income (loss) before extraordinary gain	67	126	(29)	92
Net income (loss)	68	127	(29)	94
Net income (loss) attributable to Huntsman International LLC	63	117	(31)	104

(1)
During 2012, our Polyurethanes segment implemented a restructuring program to reduce annualized fixed costs by $75 million by the third quarter of 2013. In connection with this program, we recorded restructuring expenses of $5 million, $32 million and $1 million in the first, third and fourth quarters of 2012, respectively.

(2)
During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program, subject to consultation with relevant employee representatives, designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and ensure its long-term global competitiveness. In connection with this global transformational change program, we recorded charges of $28 million related primarily to workforce reduction costs.

Also during the fourth quarter of 2012, we recorded a loss on early extinguishment of debt of $77 million in connection with the redemption of $400 million of our 2016 Senior Notes.

(3)
Basic and diluted income per share are computed independently for each of the quarters presented based on the weighted average number of common shares outstanding during that period. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(4)
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

(5)
During the quarter ended December 31, 2011, our Advanced Materials division completed the sale of its stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation and recognized a pre-tax gain of $34 million.

HUNTSMAN CORPORATION (PARENT ONLY)
Schedule I—Condensed Financial Information of Registrant
HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$177	$323
Receivable from affiliate	13	14
Note receivable from affiliate	100	100

Total current assets	290	437
Note receivable from affiliate-long-term	595	435
Investment in and advances to affiliates	1,146	944

Total assets	$2,031	$1,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to affiliate	$250	$143
Accrued liabilities	2	2

Total current liabilities	252	145
Other long-term liabilities	6	9

Total liabilities	258	154

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 1,200,000,000 shares authorized, 243,813,779 and 241,836,001 issued and 238,273,422 and 235,746,087 outstanding as of December 31, 2012 and 2011, respectively	2	2
Additional paid-in capital	3,264	3,228
Treasury stock, 4,043,526 shares at both December 31, 2012 and 2011	(50)	(50)
Unearned stock-based compensation	(12)	(12)
Accumulated deficit	(687)	(947)
Accumulated other comprehensive loss	(744)	(559)

Total stockholders' equity	1,773	1,662

Total liabilities and stockholders' equity	$2,031	$1,816

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS
(Dollars in Millions)

	Year ended December 31,
	2012	2011	2010
Selling, general and administrative	$(3)	$(15)	$(15)
Interest income, net	13	13	19
Equity in income of subsidiaries	257	170	165
Dividend income—affiliate	96	79	—
Expense associated with the Terminated Merger	—	—	(4)
Loss on early extinguishment of debt	—	—	(146)
Income tax benefit	—	—	8

Net income	$363	$247	$27

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

	Year ended December 31,
	2012	2011	2010
Net income	$363	$247	$27
Other comprehensive loss, net of tax:	—
Foreign currency translations adjustments	51	(80)	24
Pension and other postretirement benefits adjustments	(236)	(187)	(33)
Other, net	9	7	3

Other comprehensive loss	(176)	(260)	(6)

Comprehensive income (loss)	187	(13)	21
Comprehensive income attributable to noncontrolling interests	(9)	(2)	(4)

Comprehensive income (loss) attributable to Huntsman Corporation	$178	$(15)	$17

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Total equity
Balance, January1, 2010	234,081,490	2	3,155	—	(11)	(1,015)	(287)	1,844
Net income	—	—	—	—	—	27	—	27
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—
Vesting of stock awards	1,939,524	—	9	—	—	—	—	9
Recognition of stock-based compensation	—	—	3	—	12	—	—	15
Repurchase and cancellation of stock awards	(431,052)	—	—	—	—	(6)	—	(6)
Stock options exercised	1,209,493	—	3	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	4
Dividends declared on common stock	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2010	236,799,455	2	3,186	—	(11)	(1,090)	(297)	1,790
Net income	—	—	—	—	—	247	—	247
Other comprehensive loss	—	—	—	—	—	—	(262)	(262)
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—
Vesting of stock awards	2,229,418	—	13	—	—	—	—	13
Recognition of stock-based compensation	—	—	5	—	10	—	—	15
Repurchase of common stock	(4,043,526)	—	—	(50)	—	—	—	(50)
Repurchase and cancellation of stock awards	(507,624)	—	—	—	—	(8)	—	(8)
Stock options exercised	1,268,364	—	3	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	10	—	—	—	—	10
Dividends declared on common stock	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2011	235,746,087	2	3,228	(50)	(12)	(947)	(559)	1,662
Net income	—	—	—	—	—	363	—	363
Other comprehensive loss	—	—	—	—	—	—	(185)	(185)
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—
Vesting of stock awards	2,162,043	—	10	—	—	—	—	10
Recognition of stock-based compensation	—	—	9	—	12	—	—	21
Repurchase and cancellation of stock awards	(537,039)	—	—	—	—	(7)	—	(7)
Stock options exercised	902,331	—	3	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	4
Acquisition of a business	—	—	(2)	—	—	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2012	238,273,422	$2	$3,264	$(50)	$(12)	$(687)	$(744)	$1,773

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$363	$247	$27
Equity in income of subsidiaries	(257)	(170)	(165)
Loss on early extinguishment of debt	—	—	146
Stock-based compensation	1	1	3
Noncash interest income	(13)	(13)	(19)
Changes in operating assets and liabilities	128	62	(4)

Net cash provided by (used in) operating activities	222	127	(12)

Investing Activities:
Loan to affiliate	(299)	(105)	(110)
Repayments of loan by affiliate	139	105	125

Net cash (used in) provided by investing activities	(160)	—	15

Financing Activities:
Repayments of Convertible Note	—	—	(250)
Call premiums related to early extinguishment of debt	—	—	(132)
Dividends paid to common stockholders	(96)	(96)	(96)
Repurchase and cancellation of stock awards	(7)	(8)	(6)
Proceeds from issuance of common stock	3	3	3
Repuchase of common stock	—	(50)	—
Increase in payable to affiliates	(108)	(57)	57
Other, net	—	(1)	—

Net cash used in financing activities	(208)	(209)	(424)

Decrease in cash and cash equivalents	(146)	(82)	(421)
Cash and cash equivalents at beginning of period	323	405	826

Cash and cash equivalents at end of period	$177	$323	$405

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$46	$4	$(3)	$—	$47
Year ended December 31, 2011	52	(4)	(2)	—	46
Year ended December 31, 2010	56	6	(10)	—	52

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (Credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$46	$4	$(3)	$—	$47
Year ended December 31, 2011	52	(4)	(2)	—	46
Year ended December 31, 2010	56	6	(10)	—	52

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Huntsman Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)
3.2	Third Amended and Restated Bylaws of Huntsman Corporation effective March 24, 2010 (incorporated by reference to Exhibit 3.1(i) to our current report on Form 8-K filed on March 26, 2010)
4.1
Registration Rights Agreement dated as of February 10, 2005, by and among Huntsman Corporation and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))
4.2	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)
4.3
Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)
4.4
Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)
4.5	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)
4.6
Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)
4.7
Indenture, dated as of July 6, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 8, 2009)
4.8	Form of 5.5% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on July 8, 2009)
4.9	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on July 8, 2009)
4.10
Amended and Restated Indenture, dated as of September 10, 2009, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wilmington Trust FSB, a federal savings bank, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 14, 2009)
4.11
Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)
4.12	Form of 8.625% Senior Subordinated Note due 2020 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)
4.13	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)

Number	Description
4.14	Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)
4.15	Form of 8.625% Senior Subordinated Note due 2021 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)
4.16	Form of Guarantee (included as Exhibit E to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)
4.17
Indenture, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 19, 2012)
4.18	Form of 4.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 19, 2012)
4.19	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed November 19, 2012)
10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)
10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
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

Number	Description
10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427)
10.11
Consent and First Amendment to Credit Agreement dated December 12, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141))
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
10.16
Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006 (File No. 001-32427))
10.17
Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 24, 2007 (File No. 001-32427))
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
10.47	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)
10.48	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)
10.49	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)

Number		Description
10.50		Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)
10.51
Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)
10.52
Consulting Agreement dated May 1, 2012 between Huntsman International LLC and Jon M. Huntsman, Jr. (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012)
10.53
Registration Rights Agreement, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Wells Fargo Securities, LLC, PNC Capital Markets LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 19, 2012)
10.54		Severance Agreement dated January 1, 2013 between Huntsman Corporation and Jon M. Huntsman (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 4, 2013)
10.55		Severance Agreement dated January 1, 2013 between Huntsman Corporation and Peter R. Huntsman (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 4, 2013)
10.56	*	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated)
21.1	*	Subsidiaries of Huntsman Corporation
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.