Form 10-Q
period 2013-03-31
HUNTSMAN INTERNATIONAL LLC; Huntsman CORP
filed 2013-04-30
CIK 1089748, 1307954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

         On April 22, 2013, 241,144,776 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share and Per Share Amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents(a)	$247	$387
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $47, each), ($572 and $520 pledged as collateral, respectively)(a)	1,594	1,534
Accounts receivable from affiliates	52	49
Inventories(a)	1,797	1,819
Prepaid expenses	49	48
Deferred income taxes	51	51
Other current assets(a)	204	222

Total current assets	4,003	4,119
Property, plant and equipment, net(a)	3,643	3,745
Investment in unconsolidated affiliates	236	238
Intangible assets, net(a)	63	68
Goodwill	116	117
Deferred income taxes	216	229
Notes receivable from affiliates	1	2
Other noncurrent assets(a)	441	366

Total assets	$8,719	$8,884

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,101	$1,102
Accounts payable to affiliates	34	48
Accrued liabilities(a)	652	705
Deferred income taxes	38	38
Current portion of debt(a)	298	288

Total current liabilities	2,123	2,181
Long-term debt(a)	3,489	3,414
Notes payable to affiliates	4	4
Deferred income taxes	163	228
Other noncurrent liabilities(a)	1,115	1,161

Total liabilities	6,894	6,988
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 245,185,797 and 243,813,779 issued and 239,655,070 and 238,273,422 outstanding in 2013 and 2012, respectively	2	2
Additional paid-in capital	3,288	3,264
Treasury stock, 4,043,526 shares at both March 31, 2013 and December 31, 2012	(50)	(50)
Unearned stock-based compensation	(21)	(12)
Accumulated deficit	(747)	(687)
Accumulated other comprehensive loss	(777)	(744)

Total Huntsman Corporation stockholders' equity	1,695	1,773
Noncontrolling interests in subsidiaries	130	123

Total equity	1,825	1,896

Total liabilities and equity	$8,719	$8,884

(a)
At March 31, 2013 and December 31, 2012, respectively, $20 and $28 of cash and cash equivalents, $9 each of restricted cash, $48 and $38 of accounts and notes receivable (net), $51 and $55 of inventories, nil each of other current assets, $372 and $378 of property, plant and equipment (net), $18 and $19 of intangible assets (net), $27 and $28 of other noncurrent assets, $78 and $76 of accounts payable, $23 and $26 of accrued liabilities, $187 and $193 of current portion of debt, $75 and $77 of long-term debt, and $99 and $101 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions, Except Per Share Amounts)

	Three months ended March 31,
	2013	2012
Revenues:
Trade sales, services and fees, net	$2,635	$2,853
Related party sales	67	60

Total revenues	2,702	2,913
Cost of goods sold	2,353	2,363

Gross profit	349	550
Operating expenses:
Selling, general and administrative	226	221
Research and development	36	39
Other operating (income) expense	(7)	5
Restructuring, impairment and plant closing costs	44	—

Total expenses	299	265

Operating income	50	285
Interest expense, net	(51)	(59)
Equity in income of investment in unconsolidated affiliates	1	2
Loss on early extinguishment of debt	(35)	(1)

(Loss) income from continuing operations before income taxes	(35)	227
Income tax benefit (expense)	20	(60)

(Loss) income from continuing operations	(15)	167
Loss from discontinued operations, net of tax	(2)	(4)

Net (loss) income	(17)	163
Net income attributable to noncontrolling interests	(7)	—

Net (loss) income attributable to Huntsman Corporation	$(24)	$163

Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.09)	$0.71
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	(0.02)

Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.10)	$0.69

Weighted average shares	239.0	236.5

Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.09)	$0.70
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	(0.02)

Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.10)	$0.68

Weighted average shares	239.0	240.1

Amounts attributable to Huntsman Corporation common stockholders:
(Loss) income from continuing operations	$(22)	$167
Loss from discontinued operations, net of tax	(2)	(4)

Net (loss) income	(24)	163

Dividends per share	$0.125	$0.10

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2013	2012
Net (loss) income	$(17)	$163
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $2 and $(1), respectively	(67)	73
Pension and other postretirement benefits adjustments, net of tax of $(10) and $(1), respectively	33	19
Other, net	1	1

Other comprehensive (loss) income	(33)	93

Comprehensive (loss) income	(50)	256
Comprehensive income attributable to noncontrolling interests	(7)	(2)

Comprehensive (loss) income attributable to Huntsman Corporation	$(57)	$254

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2013	2012
Operating Activities:
Net (loss) income	$(17)	$163
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(1)	(2)
Depreciation and amortization	107	109
Loss on disposal of businesses/assets, net	—	1
Loss on early extinguishment of debt	35	1
Noncash interest expense	2	7
Noncash restructuring and impairment charges	1	—
Deferred income taxes	(67)	19
Noncash loss on foreign currency transactions	10	9
Stock-based compensation	8	10
Other, net	4	4
Changes in operating assets and liabilities:
Accounts and notes receivable	(85)	(239)
Inventories	(9)	(65)
Prepaid expenses	1	(1)
Other current assets	16	53
Other noncurrent assets	(73)	(1)
Accounts payable	10	186
Accrued liabilities	(44)	(51)
Other noncurrent liabilities	28	(13)

Net cash (used in) provided by operating activities	(74)	190

Investing Activities:
Capital expenditures	(89)	(81)
Investment in unconsolidated affiliates	(5)	(34)
Cash received from unconsolidated affiliates	15	15
Acquisition of a business	(7)	(2)
Increase in restricted cash	—	(8)
Other, net	1	1

Net cash used in investing activities	(85)	(109)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Three months ended March 31,
	2013	2012
Financing Activities:
Net repayments under revolving loan facilities	$—	$(17)
Net borrowings on overdraft facilities	1	3
Repayments of short-term debt	(5)	(4)
Borrowings on short-term debt	13	—
Repayments of long-term debt	(413)	(109)
Proceeds from issuance of long-term debt	473	—
Repayments of notes payable	(10)	(17)
Borrowings on notes payable	—	1
Debt issuance costs paid	—	(4)
Call premiums and other costs related to early extinguishment of debt	(4)	(1)
Dividends paid to common stockholders	(30)	(24)
Repurchase and cancellation of stock awards	(6)	(7)
Proceeds from issuance of common stock	3	1
Excess tax benefit related to stock-based compensation	1	4
Other, net	(2)	(2)

Net cash provided by (used in) financing activities	21	(176)

Effect of exchange rate changes on cash	(2)	4

Decrease in cash and cash equivalents	(140)	(91)
Cash and cash equivalents at beginning of period	387	554

Cash and cash equivalents at end of period	$247	$463

Supplemental cash flow information:
Cash paid for interest	$59	$82
Cash paid for income taxes	17	13

        During the three months ended March 31, 2013 and 2012, the amount of capital expenditures in accounts payable decreased by $25 and $13 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2013	238,273,422	$2	$3,264	$(50)	$(12)	$(687)	$(744)	$123	$1,896
Net (loss) income	—	—	—	—	—	(24)	—	7	(17)
Other comprehensive loss	—	—	—	—	—	—	(33)	—	(33)
Issuance of nonvested stock awards	—	—	13	—	(13)	—	—	—	—
Vesting of stock awards	1,045,187	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(301,212)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	637,673	—	3	—	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends paid on common stock	—	—	—	—	—	(30)	—	—	(30)

Balance, March 31, 2013	239,655,070	$2	$3,288	$(50)	$(21)	$(747)	$(777)	$130	$1,825

Balance, January 1, 2012	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$114	$1,776
Net income	—	—	—	—	—	163	—	—	163
Other comprehensive income	—	—	—	—	—	—	91	2	93
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	2,141,910	—	10	—	—	—	—	—	10
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(533,266)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	431,495	—	1	—	—	—	—	—	1
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Dividends paid on common stock	—	—	—	—	—	(24)	—	—	(24)
Acquisition of a business	—	—	(2)	—	—	—	—	—	(2)

Balance, March 31, 2012	237,786,226	$2	$3,255	$(50)	$(20)	$(815)	$(468)	$116	$2,020

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents(a)	$215	$210
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $47 each), ($572 and $520 pledged as collateral, respectively)(a)	1,594	1,534
Accounts receivable from affiliates	308	299
Inventories(a)	1,797	1,819
Prepaid expenses	47	48
Deferred income taxes	51	51
Other current assets(a)	204	222

Total current assets	4,225	4,192
Property, plant and equipment, net(a)	3,561	3,656
Investment in unconsolidated affiliates	236	238
Intangible assets, net(a)	65	70
Goodwill	116	117
Deferred income taxes	215	229
Notes receivable from affiliates	1	2
Other noncurrent assets(a)	441	366

Total assets	$8,860	$8,870

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,101	$1,101
Accounts payable to affiliates	50	62
Accrued liabilities(a)	669	723
Deferred income taxes	38	39
Note payable to affiliate	100	100
Current portion of debt(a)	298	288

Total current liabilities	2,256	2,313
Long-term debt(a)	3,489	3,414
Notes payable to affiliates	744	599
Deferred income taxes	107	170
Other noncurrent liabilities(a)	1,117	1,157

Total liabilities	7,713	7,653
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,117	3,109
Accumulated deficit	(1,277)	(1,224)
Accumulated other comprehensive loss	(823)	(791)

Total Huntsman International LLC members' equity	1,017	1,094
Noncontrolling interests in subsidiaries	130	123

Total equity	1,147	1,217

Total liabilities and equity	$8,860	$8,870

(a)
At March 31, 2013 and December 31, 2012, respectively, $20 and $28 of cash and cash equivalents, $9 each of restricted cash, $48 and $38 of accounts and notes receivable (net), $51 and $55 of inventories, nil each of other current assets, $372 and $378 of property, plant and equipment (net), $18 and $19 of intangible assets (net), $27 and $28 of other noncurrent assets, $78 and $76 of accounts payable, $23 and $26 of accrued liabilities, $187 and $193 of current portion of debt, $75 and $77 of long-term debt, and $99 and $101 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2013	2012
Revenues:
Trade sales, services and fees, net	$2,635	$2,853
Related party sales	67	60

Total revenues	2,702	2,913
Cost of goods sold	2,349	2,359

Gross profit	353	554
Operating expenses:
Selling, general and administrative	224	219
Research and development	36	39
Other operating (income) expense	(7)	5
Restructuring, impairment and plant closing costs	44	—

Total expenses	297	263

Operating income	56	291
Interest expense, net	(54)	(61)
Equity in income of investment in unconsolidated affiliates	1	2
Loss on early extinguishment of debt	(35)	(1)

(Loss) income from continuing operations before income taxes	(32)	231
Income tax benefit (expense)	18	(61)

(Loss) income from continuing operations	(14)	170
Loss from discontinued operations, net of tax	(2)	(4)

Net (loss) income	(16)	166
Net income attributable to noncontrolling interests	(7)	—

Net (loss) income attributable to Huntsman International LLC	$(23)	$166

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2013	2012
Net (loss) income	$(16)	$166
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $2 and $(2), respectively	(67)	73
Pension and other postretirement benefits adjustments, net of tax of $(11) and $(2), respectively	33	21
Other, net	2	1

Other comprehensive (loss) income	(32)	95

Comprehensive (loss) income	(48)	261
Comprehensive income attributable to noncontrolling interests	(7)	(2)

Comprehensive (loss) income attributable to Huntsman International LLC	$(55)	$259

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2013	2012
Operating Activities:
Net (loss) income	$(16)	$166
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(1)	(2)
Depreciation and amortization	102	103
Loss on disposal of businesses/assets, net	—	1
Loss on early extinguishment of debt	35	1
Noncash interest expense	5	9
Noncash restructuring and impairment charges	1	—
Deferred income taxes	(65)	47
Noncash loss on foreign currency transactions	10	9
Noncash compensation	7	9
Other, net	4	4
Changes in operating assets and liabilities:
Accounts and notes receivable	(85)	(239)
Inventories	(9)	(65)
Prepaid expenses	3	1
Other current assets	16	27
Other noncurrent assets	(73)	(1)
Accounts payable	6	183
Accrued liabilities	(44)	(53)
Other noncurrent liabilities	29	(11)

Net cash (used in) provided by operating activities	(75)	189

Investing Activities:
Capital expenditures	(89)	(81)
Increase in receivable from affiliate	(3)	(20)
Investment in unconsolidated affiliates	(5)	(34)
Cash received from unconsolidated affiliates	15	15
Acquisition of a business	(7)	(2)
Increase in restricted cash	—	(8)
Other, net	1	1

Net cash used in investing activities	(88)	(129)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Three months ended March 31,
	2013	2012
Financing Activities:
Net repayments under revolving loan facilities	$—	$(17)
Net borrowings on overdraft facilities	1	3
Repayments of short-term debt	(5)	(4)
Borrowings on short-term debt	13	—
Repayments of long-term debt	(413)	(109)
Proceeds from issuance of long-term debt	473	—
Proceeds from notes payable to affiliate	145	102
Repayments of notes payable	(10)	(17)
Borrowings on notes payable	—	1
Debt issuance costs paid	—	(4)
Call premiums and other costs related to early extinguishment of debt	(4)	(1)
Dividends paid to parent	(30)	(24)
Excess tax benefit related to stock-based compensation	1	4
Other, net	(1)	1

Net cash provided by (used in) financing activities	170	(65)

Effect of exchange rate changes on cash	(2)	4

Increase (decrease) in cash and cash equivalents	5	(1)
Cash and cash equivalents at beginning of period	210	231

Cash and cash equivalents at end of period	$215	$230

Supplemental cash flow information:
Cash paid for interest	$59	$82
Cash paid for income taxes	17	13

        During the three months ended March 31, 2013 and 2012, the amount of capital expenditures in accounts payable decreased by $25 and $13 million, respectively. During the three months ended March 31, 2013 and 2012, Huntsman Corporation contributed $7 million and $9 million related to stock-based compensation, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive (loss) income
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2013	2,728	$3,109	$(1,224)	$(791)	$123	$1,217
Net (loss) income	—	—	(23)	—	7	(16)
Other comprehensive loss	—	—	—	(32)	—	(32)
Contribution from parent	—	7	—	—	—	7
Dividends paid to parent	—	—	(30)	—	—	(30)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, March 31, 2013	2,728	$3,117	$(1,277)	$(823)	$130	$1,147

Balance, January 1, 2012	2,728	$3,081	$(1,493)	$(611)	$114	$1,091
Net income	—	—	166	—	—	166
Other comprehensive income	—	—	—	93	2	95
Dividends paid to parent	—	—	(24)	—	—	(24)
Acquisition of a business	—	(2)	—	—	—	(2)
Contribution from parent	—	9	—	—	—	9
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, March 31, 2012	2,728	$3,092	$(1,351)	$(518)	$116	$1,339

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; and "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd) and "SLIC" refers to Shanghai Liengheng Isocyanate Company (our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies).

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 for our Company and Huntsman International.

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

RECENT DEVELOPMENTS

        On April 29, 2013, Huntsman International entered into amendments to its U.S. accounts receivable securitization program ("U.S. A/R Program") and its European accounts receivable securitization program ("EU A/R Program" and, collectively with the U.S. A/R Program, our "A/R Programs"). These amendments, among other things, extend the scheduled commitment termination date of the loan facilities under our A/R Programs to April 2016. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Amendments to A/R Programs."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

        On March 11, 2013, Huntsman International entered into an eighth amendment to its senior secured credit facilities (the "Senior Credit Facilities"). The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount outstanding under our term loan B facility ("Term Loan B") and for general corporate purposes. We recognized a loss on early extinguishment of debt of approximately $1 million on this redemption. The additional term loan has identical terms to our existing extended term loan B facility ("Extended Term Loan B"). See "Note 7. Debt—Direct and Subsidiary Debt—Amendment to Credit Agreement."

        On March 4, 2013, Huntsman International, pursuant to an indenture entered into on November 19, 2012, issued $250 million aggregate principal amount of additional 4.875% senior notes due 2020 (the "2020 Senior Notes"). Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 5.50% senior notes due 2016 (the "2016 Senior Notes"), to pay associated accrued interest and for general corporate purposes. We recognized a loss on early extinguishment of debt of approximately $34 million on this redemption. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Notes."

        During the first quarter of 2013, we successfully completed the scheduled maintenance of our olefins and ethylene oxide facilities in Port Neches, Texas. This significant maintenance occurs approximately every four years at this facility.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2013

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The guidance in this ASU is intended to reduce complexity and costs of the annual impairment tests for indefinite-lived intangible assets by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that an asset's fair value is less than its carrying value. The amendments in this ASU were effective prospectively for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the amendments in this ASU effective January 1, 2013, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements (unaudited).

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring entities to disclose information about the amounts reclassified out of accumulated other comprehensive income by component, as well as report, either on the face of the income statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income. The amendments in this ASU were effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the amendments of this ASU effective January 1, 2013 and have disclosed the above additional

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

information about reclassifications out of accumulated other comprehensive (loss) income in the notes to our condensed consolidated financial statements (unaudited). See "Note 12. Other Comprehensive (Loss) Income."

Accounting Pronouncements Pending Adoption in Future Periods

        In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, requiring entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's fiscal year of adoption. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, resolving diversity in practice and clarifying the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business within a foreign entity. The amendments in this ASU are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

3. BUSINESS COMBINATIONS

NIPPON AQUA EQUITY INVESTMENT

        In March 2013, we completed the acquisition of a 20% equity interest in Nippon Aqua Co. Ltd. ("Nippon Aqua"), a spray polyurethane foam ("SPF") insulation company based in Yokohama, Japan. In addition, we entered into a 10 year supply agreement with the company. Nippon Aqua is the SPF market leader in Japan, with business operations in over 30 locations across the country, and is a subsidiary of leading residential home builder Hinokiya Holdings Co. Ltd. We supply various advanced MDI-based polyurethanes systems to Nippon Aqua. We will account for this investment using the equity method and will report the equity earnings in our Polyurethanes segment.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

RUSSIAN MDI, COATINGS AND SYSTEMS ACQUISITION

        On July 3, 2012, we completed our acquisition of the remaining 55% ownership interest in International Polyurethane Investments B.V. (the "Russian Systems House Acquisition"). This company's wholly owned subsidiary, Huntsman NMG ZAO, is a leading supplier of polyurethane systems to the adhesives, coatings and footwear markets in Russia, Ukraine and Belarus and is headquartered in Obninsk, Russia. The acquisition cost was approximately €13 million (approximately $16 million). The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant. The fair value of our existing 45% ownership interest immediately prior to the acquisition was $13 million, valued by applying the income approach. Key assumptions include a discount rate of 17% and a terminal growth rate of 4%. In connection with this transaction, during the third quarter of 2012 we recorded a noncash pretax loss of approximately $4 million in other operating (income) expense on the consolidation of this investment. The long-term debt of approximately $7 million that was assumed as part of this transaction was repaid shortly after the acquisition date.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

        If this acquisition were to have occurred January 1, 2012, there would have been no significant impact to combined earnings to our Company and Huntsman International. The following estimated pro forma revenues attributable to our Company and Huntsman International would have been reported (dollars in millions):

Pro Forma
Three months ended March 31, 2012 (unaudited)
Revenues	$2,919

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31, 2013	December 31, 2012
Raw materials and supplies	$478	$484
Work in progress	101	98
Finished goods	1,297	1,311

Total	1,876	1,893
LIFO reserves	(79)	(74)

Net	$1,797	$1,819

        For both March 31, 2013 and December 31, 2012, approximately 11% of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net nonmonetary open exchange positions are valued at cost. The amounts included in inventory under nonmonetary open exchange agreements receivable by us for both March 31, 2013 and December 31, 2012 was $6 million. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts payable under these open exchange agreements as of March 31, 2013 and December 31, 2012 were $2 million and nil, respectively.

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

        Creditors of these entities have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. See "Note 7. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at March 31, 2013, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

	March 31, 2013	December 31, 2012
Current assets	$172	$163
Property, plant and equipment, net	372	378
Other noncurrent assets	67	61
Deferred income taxes	45	45
Intangible assets, net	18	19
Goodwill	15	16

Total assets	$689	$682

Current liabilities	$358	$348
Long-term debt	79	82
Deferred income taxes	8	8
Other noncurrent liabilities	99	102

Total liabilities	$544	$540

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of March 31, 2013 and December 31, 2012, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2013	$90	$—	$15	$—	$105
2013 charges for 2011 initiatives	—	4	16	1	21
2013 charges for 2012 initiatives	17	—	—	6	23
2013 charges for 2013 initiatives	2	—	—	—	2
Reversal of reserves no longer required	(7)	—	—	—	(7)
2013 payments for 2011 initiatives	(4)	(4)	—	(1)	(9)
2013 payments for 2012 initiatives	(4)	—	—	(6)	(10)
Foreign currency effect on liability balance	(3)	—	(1)	—	(4)

Accrued liabilities as of March 31, 2013	$91	$—	$30	$—	$121

(1)
The total workforce reduction reserves of $91 million relate to the termination of 817 positions, of which 738 positions had not been terminated as of March 31, 2013.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2013	December 31, 2012
2008 and prior initiatives	$2	$2
2009 initiatives	6	7
2010 initiatives	9	9
2011 initiatives	44	34
2012 initiatives	58	53
2013 initiatives	2	—

Total	$121	$105

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2013	$27	$—	$27	$42	$1	$6	$2	$105
2013 charges for 2011 initiatives	—	—	—	21	—	—	—	21
2013 charges for 2012 initiatives	—	—	23	—	—	—	—	23
2013 charges for 2013 initiatives	—	2	—	—	—	—	—	2
Reversal of reserves no longer required	(4)	—	(2)	(1)	—	—	—	(7)
2013 payments for 2011 initiatives	—	—	—	(9)	—	—	—	(9)
2013 payments for 2012 initiatives	(2)	—	(8)	—	—	—	—	(10)
Foreign currency effect on liability balance	(1)	—	(1)	(2)	—	—	—	(4)

Accrued liabilities as of March 31, 2013	$20	$2	$39	$51	$1	$6	$2	$121

Current portion of restructuring reserves	$20	$2	$38	$26	$1	$6	$2	$95
Long-term portion of restructuring reserves	—	—	1	25	—	—	—	26
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	—	3	13	65	—	—	—	81
Estimated additional charges beyond one year	—	—	—	—	—	—	—	—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the periods ended March 31, 2013 and 2012 by initiative are provided below (dollars in millions):

Three months ended March 31, 2013
Cash charges:
2013 charges for 2011 initiatives	$21
2013 charges for 2012 initiatives	23
2013 charges for 2013 initiatives	2
Pension-related charges	4
Reversal of reserves no longer required	(7)
Non-cash charges	1

Total 2013 Restructuring, Impairment and Plant Closing Costs	$44

Three months ended March 31, 2012
Cash charges:
2012 charges for 2008 and prior initiatives	$2
2012 charges for 2009 initiatives	1
2012 charges for 2011 initiatives	3
2012 charges for 2012 initiatives	5
Reversal of reserves no longer required	(12)
Non-cash charges	1

Total 2012 Restructuring, Impairment and Plant Closing Costs	$—

2013 RESTRUCTURING ACTIVITIES

        During the three months ended March 31, 2013, our Polyurethanes segment reversed charges of $4 million related to workforce reductions in association with our program to reduce annualized fixed costs by approximately $75 million. Our Polyurethanes segment also recorded pension-related settlement charges of $5 million related to this program.

        During the three months ended March 31, 2013, our Advanced Materials segment recorded charges of $23 million primarily related to workforce reductions related to our global transformational change program designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and ensure its long-term global competitiveness. Our Advanced Materials segment also reversed charges of $2 million related to this initiative. We expect to incur additional charges of $13 million through March 2014, also related to this initiative.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

long-term global competitiveness. In connection with this plan, during the three months ended March 2013, our Textile Effects segment recorded charges of $16 million for non-cancelable long-term contract termination costs, $4 million for decommissioning and $1 million for other restructuring and reversed charges of $1 million related to workforce reductions associated with this initiative. We expect to incur additional charges of $65 million through March 2014, also related to this initiative.

2012 RESTRUCTURING ACTIVITIES

        During the three months ended March 31, 2012, our Polyurethanes segment recorded charges of $5 million primarily related to cost reduction programs.

        During the three months ended March 31, 2012, our Advanced Materials segment recorded charges of $1 million primarily related to the reorganization of our global business structure and the relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	March 31, 2013	December 31, 2012
Senior Credit Facilities:
Term loans	$1,598	$1,565
Amounts outstanding under A/R programs	236	241
Senior notes	646	568
Senior subordinated notes	892	892
HPS (China) debt	90	94
Variable interest entities	262	270
Other	63	72

Total debt—excluding debt to affiliates	$3,787	$3,702

Total current portion of debt	$298	$288
Long-term portion	3,489	3,414

Total debt—excluding debt to affiliates	$3,787	$3,702

Total debt—excluding debt to affiliates	$3,787	$3,702
Notes payable to affiliates-noncurrent	4	4

Total debt	$3,791	$3,706

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	March 31, 2013	December 31, 2012
Senior Credit Facilities:
Term loans	$1,598	$1,565
Amounts outstanding under A/R programs	236	241
Senior notes	646	568
Senior subordinated notes	892	892
HPS (China) debt	90	94
Variable interest entities	262	270
Other	63	72

Total debt—excluding debt to affiliates	$3,787	$3,702

Total current portion of debt	$298	$288
Long-term portion	3,489	3,414

Total debt—excluding debt to affiliates	$3,787	$3,702

Total debt—excluding debt to affiliates	$3,787	$3,702
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	744	599

Total debt	$4,631	$4,401

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International). Huntsman Corporation is not a guarantor of such subsidiary debt.

        Certain of our subsidiaries are designated as nonguarantor subsidiaries and have third-party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Amendment to Credit Agreement

        On March 11, 2013, Huntsman International entered into an eighth amendment to its Senior Credit Facilities. The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount outstanding under our Term Loan B and for general corporate purposes. The additional term loan was recorded at its carrying value of $224 million as of March 31, 2013. The additional term loan has identical terms to our Extended Term Loan B.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        In connection with this debt repayment, we recognized a loss on early extinguishment of debt of approximately $1 million.

Senior Credit Facilities

        As of March 31, 2013, our Senior Credit Facilities consisted of our revolving credit facility ("Revolving Facility"), Extended Term Loan B, our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B	NA	863		861		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 2.75%	2017
Term Loan C	NA	419		395		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $18 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of March 31, 2013, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our Term Loan C due June 30, 2016.

        Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, the "Guarantors"), and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendments to A/R Programs

        On April 29, 2013, Huntsman International entered into an amendment to the EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the EU A/R Program by two years to April 2016 and reduces the applicable margin on borrowings to 1.35%.

        On April 29, 2013, Huntsman International entered into an amendment to the U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the U.S. A/R Program by two years to April 2016, provides for additional availability under the U.S. A/R program and reduces the applicable margin on borrowings to 1.10%.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Notes

        On March 4, 2013, pursuant to an indenture entered into on November 19, 2012, Huntsman International issued $250 million aggregate principal amount of additional 2020 Senior Notes. The notes are recorded at carrying value of $246 million as of March 31, 2013. Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 2016 Senior Notes, to pay associated accrued interest and for general corporate purposes.

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

        As of March 31, 2013, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($646 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($542 carrying value)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the three months ended March 31, 2013 and 2012, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1

Variable Interest Entity Debt

        As of March 31, 2013, Arabian Amines Company had $179 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the non-compliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of March 31, 2013, the amounts outstanding under these loan commitments were classified as current on our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2013, we have a loan of $840 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2013 on our condensed consolidated balance sheets (unaudited). As of March 31, 2013, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under its loan commitments. See "—Variable Interest Entity Debt" above.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2013, we had approximately $229 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of March 31, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

March 31, 2013, the combined fair value of these two hedges was $4 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of March 31, 2013 was €42 million (approximately $54 million) and the derivative transactions do not qualify for hedge accounting. As of March 31, 2013, the fair value of this hedge was €2 million (approximately $3 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2013, we recorded additional interest expense of nil due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of March 31, 2013 was $34 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2013, the fair value of the swap was $5 million and was recorded as other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2013, we recorded additional interest expense of $1 million due to changes in fair value of the swap. As of March 31, 2013, Arabian Amines Company was not in compliance with payment and other obligations contained in its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2013, the fair value of this swap was $29 million and was recorded in other noncurrent assets on our condensed consolidated balance sheets (unaudited).

        We finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future and the designation of certain debt and swaps as net investment hedges.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2013, we have designated approximately €255 million (approximately $325 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three months ended March 31, 2013, the amount of gain recognized on the hedge of our net investment was $10 and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive (loss) income (unaudited). As of March 31, 2013, we had approximately €999 million (approximately $1,276 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$17	$17	$14	$14
Cross-currency interest rate contracts	29	29	18	18
Interest rate contracts	(16)	(16)	(18)	(18)
Long-term debt (including current portion)	(3,787)	(3,928)	(3,702)	(3,869)

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

        The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$17	$17	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	29	—	29	—

Total assets	$46	$17	$29	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	(16)	$—	(16)	$—

		Fair Value Amounts Using
Description	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$14	$14	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	18	—	18	—

Total assets	$32	$14	$18	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(18)	$—	$(18)	$—

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

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2013 and December 31, 2012.

        The following table shows a reconciliation of beginning and ending balances for the three months ended March 31, 2012 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the three months ended March 31, 2013, there were no instruments categorized as Level 3 within the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2012	$27
Transfers into Level 3	—
Transfers out of Level 3(1)	(27)
Total gains (losses):
Included in earnings	—
Included in other comprehensive (loss) income	—
Purchases, sales, issuances and settlements	—

Ending balance, March 31, 2012	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2012	$—

(1)
We are party to cross-currency interest rate contracts that are measured at fair value in the financial statements. These instruments have historically been categorized by us as Level 3 within the fair value hierarchy due to an unobservable input associated with the credit valuation adjustment, which we deemed to be a significant input to the overall measurement of fair value at inception. During the three months ended March 31, 2012, this credit valuation adjustment had ceased to be a significant input to the entire fair value measurement of these instruments. The remaining inputs which are significant to the fair value measurement of these instruments represent observable market inputs that are inputs other than quoted prices (Level 2 inputs).

Our policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. Due to the change in significance of the credit valuation adjustment to the entire fair value measurement of these instruments, effective January 1, 2012, we have categorized our cross-currency interest rate contracts as Level 2 within the fair value hierarchy.

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2013 and 2012, we had no impairments related to these assets.

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended March 31, 2013 and 2012 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement Benefit Plans
	Defined Benefit Plans
			Three months ended ended March 31,
	Three months ended March 31,
	2013	2012	2013	2012
Service cost	$17	$16	$1	$1
Interest cost	33	37	1	2
Expected return on assets	(44)	(46)	—	—
Amortization of prior service benefit	(2)	(2)	—	(1)
Amortization of actuarial loss	20	11	—	—
Special termination benefits	5	—	—	—

Net periodic benefit cost	$29	$16	$2	$2

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended ended March 31,		Three months ended ended March 31,
	2013	2012	2013	2012
Service cost	$17	$16	$1	$1
Interest cost	33	37	1	2
Expected return on assets	(44)	(46)	—	—
Amortization of prior service benefit	(2)	(2)	—	(1)
Amortization of actuarial loss	21	12	—	—
Special termination benefits	5	—	—	—

Net periodic benefit cost	$30	$17	$2	$2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

        During the three months ended March 31, 2013 and 2012, we made contributions to our pension and other postretirement benefit plans of $31 million and $48 million, respectively. During the remainder of 2013, we expect to contribute an additional amount of approximately $113 million to these plans.

Huntsman Corporation

        During the three months ended March 31, 2013 and 2012, we reclassified approximately $9 million and $4 million, respectively, of accumulated other comprehensive loss into cost of goods sold, approximately $8 million and $4 million, respectively, into selling, general and administrative expense and approximately $1 million for both periods into research and development expense.

Huntsman International

        During the three months ended March 31, 2013 and 2012, we reclassified approximately $10 million and $5 million, respectively, of accumulated other comprehensive loss into cost of goods sold, approximately $8 million and $4 million, respectively, into selling, general and administrative expense and approximately $1 million for both periods into research and development expense.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        On March 29, 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders of record as of March 15, 2013. On March 30, 2012, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of March 15, 2012.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income and changes in accumulated other comprehensive (loss) income by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjusments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2013	$269	$(1,036)	$7	$3	$(757)	$13	$(744)

Other comprehensive (loss) income before reclassifications	(67)	25	—	1	(41)	—	(41)
Amounts reclassified from accumulated other comprehensive loss(c)	—	8	—	—	8	—	8

Net current-period other comprehensive (loss) income	(67)	33	—	1	(33)	—	(33)

Ending balance, March 31, 2013	$202	$(1,003)	$7	$4	$(790)	$13	$(777)

(a)
Amounts are net of tax of $22 and $20 as of March 31, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $187 and $197 as of March 31, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjusments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2012	$218	$(800)	$8	$3	$(571)	$12	$(559)

Other comprehensive income before reclassifications	73	12	—	1	86	(2)	84
Amounts reclassified from accumulated other comprehensive loss(c)	—	7	—	—	7	—	7

Net current-period other comprehensive income	73	19	—	1	93	(2)	91

Ending balance, March 31, 2012	$291	$(781)	$8	$4	$(478)	$10	$(468)

(a)
Amounts are net of tax of $23 and $24 as of March 31, 2012 and January 1, 2012, respectively.

(b)
Amounts are net of tax of $123 and $124 as of March 31, 2012 and January 1, 2012, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Three months ended March 31, 2013
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	(b)
Actuarial loss	20	(b)(c)

	18	Total before tax
	(10)	Income tax benefit (expense)

	8	Net of tax

Total reclassifications for the period	$8	Net of tax

	Three months ended March 31, 2012
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	(b)
Actuarial loss	11	(b)(c)

	8	Total before tax
	(1)	Income tax benefit (expense)

	7	Net of tax

Total reclassifications for the period	$7	Net of tax

(a)
Amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjusments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2013	$268	$(1,076)	$7	$(3)	$(804)	$13	$(791)

Other comprehensive (loss) income before reclassifications	(67)	25	—	2	(40)	—	(40)
Amounts reclassified from accumulated other comprehensive loss(c)	—	8	—	—	8	—	8

Net current-period other comprehensive (loss) income	(67)	33	—	2	(32)	—	(32)

Ending balance, March 31, 2013	$201	$(1,043)	$7	$(1)	$(836)	$13	$(823)

(a)
Amounts are net of tax of $9 and $7 as of March 31, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $217 and $228 as of March 31, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjusments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2012	$217	$(845)	$8	$(3)	$(623)	$12	$(611)

Other comprehensive income before reclassifications	73	14	—	1	88	(2)	86
Amounts reclassified from accumulated other comprehensive loss(c)	—	7	—	—	7	—	7

Net current-period other comprehensive income	73	21	—	1	95	(2)	93

Ending balance, March 31, 2012	$290	$(824)	$8	$(2)	$(528)	$10	$(518)

(a)
Amounts are net of tax of $9 and $11 as of March 31, 2012 and January 1, 2012, respectively.

(b)
Amounts are net of tax of $154 and $156 as of March 31, 2012 and January 1, 2012, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Three months ended March 31, 2013
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	(b)
Actuarial loss	21	(b)(c)

	19	Total before tax
	(11)	Income tax benefit (expense)

	8	Net of tax

Total reclassifications for the period	$8	Net of tax

	Three months ended March 31, 2012
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	(b)
Actuarial loss	12	(b)(c)

	9	Total before tax
	(2)	Income tax benefit (expense)

	7	Net of tax

Total reclassifications for the period	$7	Net of tax

(a)
Amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations.

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Asbestos Litigation

        We have been named as a "premises defendant" in a number of asbestos exposure cases, typically claims by nonemployees of exposure to asbestos while at a facility. These complaints generally do not provide the necessary information about the time period in which the alleged injuries occurred or the alleged exposures giving rise to the asserted liability. This information, which would be central to any estimate of probable loss, generally must be obtained through legal discovery.

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

	Three months ended March 31,
	2013	2012
Unresolved at beginning of period	1,080	1,080
Tendered during period	2	1
Resolved during period(1)	1	—
Unresolved at end of period	1,081	1,081

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

        We have never made any payments with respect to these cases. As of March 31, 2013, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2013.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Three months ended March 31,
	2013	2012
Unresolved at beginning of period	50	36
Filed during period	—	3
Resolved during period	—	1
Unresolved at end of period	50	38

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil and $82,000 during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had no accrual relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2013.

Antitrust Matters

        We have been named as a defendant in two class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other asserted co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The suits were subsequently consolidated. The other defendants named in this matter are DuPont, Kronos and Millennium. On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from defendants (the "Direct Purchasers") since February 1, 2003. A hearing to consider our motion for summary judgment is scheduled for June 25, 2013 and trial is set to begin September 9, 2013.

        We have also been named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as the Direct Purchasers.

        The plaintiffs in both the Direct Purchasers and Indirect Purchasers' actions seek to recover on behalf of their respective classes injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss associated with these claims and we have made no accruals with respect to these claims.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product than it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims of up to an aggregate of €153 million (approximately $202 million) relating to this matter and believed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $144 million). Based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe the range of possible loss to our Company in this matter to be between €0 and €113 million and have made no accrual with respect to this matter.

Indemnification Matter

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, or the banks, demanded that we indemnify them for claims brought by certain MatlinPatterson entities that were formerly our shareholders, the plaintiffs, in litigation filed June 19, 2012 in the 9th District Court in Montgomery County, Texas. The banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the banks and our Company, dated June 22, 2009, wherein the banks and our Company settled claims that we brought relating to the failed merger with Hexion. The plaintiffs claim that the banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial losses to their 19 million shares of our common stock as a result of the banks' misrepresentations. The plaintiffs are asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees, pre-judgment and post-judgment interest. We denied the banks' indemnification demand. On December 21, 2012, the court dismissed the plaintiffs' claims. The plaintiffs filed a motion for reconsideration before the trial court on January 18, 2013 and a Notice of Appeal to the Ninth Court of Appeals at Beaumont, Texas.

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

Environmental, Health and Safety Systems

        We are committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, improve the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us.

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2013 and 2012, our capital expenditures for EHS matters totaled $16 million and $19 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our financial statements.

        One of these sites, the North Maybe Canyon Mine site, involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by a predecessor company to us. In 2004, the U.S. Forest Service notified us that we are a CERCLA potentially responsible party ("PRP") for contamination originating from the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. At this time, we are unable to reasonably estimate our potential liabilities at this site.

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

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of March 31, 2013, we had an accrued liability of approximately $29 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $34 million for environmental liabilities as of both March 31, 2013 and December 31, 2012. Of these amounts, $5 million and $10 million were classified as accrued liabilities in our consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively, and $29 million and $24 million were classified as other noncurrent liabilities in our consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        The EU regulatory framework for chemicals, called "REACH", became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency ("ECHA"), such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations and our first phase registrations by the November 30, 2010 deadline. While we continue our registration efforts to meet the next registration deadline of May 31, 2013, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the EU, such as in Korea and Taiwan.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $8 million, $5 million and $9 million in 2012, 2011 and 2010, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of "greenhouse gases" ("GHGs"), such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. At the most recent negotiations of the Conference of the Parties to the Kyoto Protocol, a limited group of nations, including the European Union ("EU"), agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, has just entered its third phase and ongoing reforms at the EU level—including measures to prop up carbon credit prices and ban the use of certain types of certified emission reductions—may increase our operating costs. Australia has also adopted a carbon trading system that has been recognized for formal linkage with the EU trading system by 2018. Australia's GHG cap-and-trade program may impose compliance obligations upon our operations that may increase our operating costs. In the U.S., California has commenced the first compliance period of its cap-and-trade program.

        Federal climate change legislation in the U.S. appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will be led by the U.S. Environmental Protection Agency's (the "EPA") GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and the collection and reporting of GHG data may increase our operational costs.

        Under a consent decree with states and environmental groups, the EPA is due to propose new source performance standards for GHG emissions from refineries. These standards could significantly increase the costs of constructing or adding capacity to refineries and may ultimately increase the costs or decrease the supply of refined products. Either of these events could have an adverse effect on our business.

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

PORT NECHES FLARING MATTER

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the Clean Air Act (the "CAA") based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations and are in the process of reviewing and assessing the allegations and will formally respond to the DOJ by early May. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of March 31, 2013, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of March 31, 2013, we had 6 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended March 31,
	2013	2012
Huntsman Corporation compensation cost	$8	$10
Huntsman International compensation cost	7	9

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements were $2 million and $3 million, respectively, for the three months ended March 31, 2013 and 2012.

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

	Three months ended March 31,
	2013	2012
Dividend yield	2.8%	3.0%
Expected volatility	62.6%	65.3%
Risk-free interest rate	1.0%	1.3%
Expected life of stock options granted during the period	5.6 years	6.6 years

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the Stock Incentive Plan as of March 31, 2013 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2013	10,517	$14.52
Granted	1,190	17.85
Exercised	(638)	4.26
Forfeited	(102)	20.93

Outstanding at March 31, 2013	10,967	15.42	5.6	$48

Exercisable at March 31, 2013	8,579	15.27	4.5	42

        The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2013 was $7.92 per option. As of March 31, 2013, there was $16 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

        The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $9 million and $5 million, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of March 31, 2013 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2013	1,789		$13.87	638	$14.50
Granted	774		17.85	268	17.85
Vested	(732)	(1)	14.61	(314)	14.57
Forfeited	—		—	—	—

Nonvested at March 31, 2013	1,831		15.26	592	15.88

(1)
As of March 31, 2013, a total of 569,279 restricted stock units were vested, of which 52,941 vested during the three months ended March 31, 2013. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of March 31, 2013, there was $31 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the three months ended March 31, 2013 and 2012 was $17 million and $21 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. During the three months ended March 31, 2013, on a discrete basis, we released a valuation allowance of $1 million on certain net deferred tax assets in Luxembourg. During the three months ended March 31, 2012, we recorded a net $1 million expense for changes in valuation allowance related to certain net deferred assets in Guatemala, Indonesia and China, with no change greater than $2 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. INCOME TAXES (Continued)

        During the three months ended March 31, 2013 and 2012, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $1 million for each period, resulting from the settlement of tax audits, the effective settlement of certain tax positions and the expiration of statutes of limitations, net of additions.

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

Huntsman Corporation

        We recorded income tax benefit of $20 million and income tax expense of $60 million for the three months ended March 31, 2013 and 2012, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance.

Huntsman International

        Huntsman International recorded income tax benefit of $18 million and income tax expense of $61 million for the three months ended March 31, 2013 and 2012, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance.

17. NET (LOSS) INCOME PER SHARE

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. NET (LOSS) INCOME PER SHARE (Continued)

        Basic and diluted (loss) income per share is determined using the following information (in millions):

	Three months ended March 31,
	2013	2012
Numerator:
Basic and diluted (loss) income from continuing operations:
Loss (income) from continuing operations attributable to Huntsman Corporation	$(22)	$167

Basic and diluted net (loss) income:
Net (loss) income attributable to Huntsman Corporation	$(24)	$163

Shares (denominator):
Weighted average shares outstanding	239.0	236.5
Dilutive securities:
Stock-based awards	—	3.6

Total weighted average shares outstanding, including dilutive shares	239.0	240.1

        Additional stock-based awards of 7.0 million and 8.0 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2013 and 2012, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012 because the effect would be anti-dilutive.

18. OPERATING SEGMENT INFORMATION

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

	Three months ended March 31,
	2013	2012
Revenues:
Polyurethanes	$1,182	$1,213
Performance Products	722	814
Advanced Materials	336	340
Textile Effects	188	185
Pigments	330	424
Eliminations	(56)	(63)

Total	$2,702	$2,913

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$167	$171
Performance Products	49	89
Advanced Materials	3	31
Textile Effects	(27)	(5)
Pigments	3	146
Corporate and other(2)	(80)	(41)

Subtotal	115	391
Discontinued Operations(3)	(3)	(1)

Total	112	390
Interest expense, net	(51)	(59)
Income tax benefit (expense)—continuing operations	20	(60)
Income tax benefit—discontinued operations	2	1
Depreciation and amortization	(107)	(109)

Net (loss) income attributable to Huntsman Corporation	$(24)	$163

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$167	$171
Performance Products	49	89
Advanced Materials	3	31
Textile Effects	(27)	(5)
Pigments	3	146
Corporate and other(2)	(79)	(41)

Subtotal	116	391
Discontinued Operations(3)	(3)	(1)

Total	113	390
Interest expense, net	(54)	(61)
Income tax benefit (expense)—continuing operations	18	(61)
Income tax benefit—discontinued operations	2	1
Depreciation and amortization	(102)	(103)

Net (loss) income attributable to Huntsman International LLC	$(23)	$166

(1)
Segment EBITDA is defined as net (loss) income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

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

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$11	$3	$201	$—	$215
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	33	145	1,416	—	1,594
Accounts receivable from affiliates	2,035	4,225	122	(6,074)	308
Inventories	142	309	1,352	(6)	1,797
Prepaid expenses	8	4	41	(6)	47
Deferred income taxes	7	—	57	(13)	51
Other current assets	207	5	207	(215)	204

Total current assets	2,443	4,691	3,405	(6,314)	4,225
Property, plant and equipment, net	362	899	2,298	2	3,561
Investment in unconsolidated affiliates	5,338	1,273	167	(6,542)	236
Intangible assets, net	23	1	42	(1)	65
Goodwill	(19)	82	53	—	116
Deferred income taxes	264	—	220	(269)	215
Notes receivable from affiliates	21	909	1	(930)	1
Other noncurrent assets	83	189	171	(2)	441

Total assets	$8,515	$8,044	$6,357	$(14,056)	$8,860

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	84	266	751	—	$1,101
Accounts payable to affiliates	3,233	1,431	1,461	(6,075)	50
Accrued liabilities	53	367	470	(221)	669
Deferred income taxes	—	45	9	(16)	38
Note payable to affiliate	100	—	—	—	100
Current portion of debt	23	—	275	—	298

Total current liabilities	3,493	2,109	2,966	(6,312)	2,256
Long-term debt	3,119	—	370	—	3,489
Notes payable to affiliates	740	—	933	(929)	744
Deferred income taxes	—	135	60	(88)	107
Other noncurrent liabilities	146	254	717	—	1,117

Total liabilities	7,498	2,498	5,046	(7,329)	7,713
Equity
Huntsman International LLC members' equity
Members' equity	3,117	4,702	2,335	(7,037)	3,117
Accumulated deficit	(1,277)	(220)	(411)	631	(1,277)
Accumulated other comprehensive (loss) income	(823)	1,064	(708)	(356)	(823)

Total Huntsman International LLC
members' equity	1,017	5,546	1,216	(6,762)	1,017
Noncontrolling interests in subsidiaries	—	—	95	35	130

Total equity	1,017	5,546	1,311	(6,727)	1,147

Total liabilities and equity	$8,515	$8,044	$6,357	$(14,056)	$8,860

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$242	$784	$1,609	$—	$2,635
Related party sales	198	116	331	(578)	67

Total revenues	440	900	1,940	(578)	2,702
Cost of goods sold	388	748	1,789	(576)	2,349

Gross profit	52	152	151	(2)	353
Selling, general and administrative	36	37	151	—	224
Research and development	11	9	16	—	36
Other operating expense (income)	6	6	(19)	—	(7)
Restructuring, impairment and plant closing (credits) costs	(1)	7	38	—	44

Operating income (loss)	—	93	(35)	(2)	56
Interest (expense) income, net	(48)	10	(16)	—	(54)
Equity in income of investment in affiliates and subsidiaries	22	(78)	1	56	1
Loss on early extinguishment of debt	(35)	—	—	—	(35)

(Loss) income from continuing operations before income taxes	(61)	25	(50)	54	(32)
Income tax benefit (expense)	39	(8)	(13)	—	18

(Loss) income from continuing operations	(22)	17	(63)	54	(14)
(Loss) income from discontinued operations, net of tax	(1)	1	(2)	—	(2)

Net (loss) income	(23)	18	(65)	54	(16)
Net income attributable to noncontrolling interests	—	—	(7)	—	(7)

Net (loss) income attributable to Huntsman International LLC	$(23)	$18	$(72)	$54	$(23)

Net (loss) income	$(23)	$18	$(65)	$54	$(16)
Other comprehensive loss	(32)	(188)	(16)	204	(32)
Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)

Comprehensive loss attributable to Huntsman International LLC	$(55)	$(170)	$(88)	$258	$(55)

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(84)	$24	$(15)	$—	$(75)

Investing activities:
Capital expenditures	(8)	(22)	(59)	—	(89)
Increase in receivable from affiliate	(3)	—	—	—	(3)
Investment in affiliate	(79)	(4)	—	83	—
Investment in unconsolidated affiliates	—	(5)	—	—	(5)
Cash received from unconsolidated affiliates	—	15	—	—	15
Acquisition of a business	—	—	(7)	—	(7)
Other, net	—	—	1	—	1

Net cash used in investing activities	(90)	(16)	(65)	83	(88)

Financing activities:
Net borrowings on overdraft facilities	—	—	1	—	1
Repayments of short-term debt	—	—	(5)	—	(5)
Borrowings on short-term debt	—	—	13	—	13
Repayments of long-term debt	(393)	—	(20)	—	(413)
Proceeds from issuance of long-term debt	470	—	3	—	473
Proceeds from notes payable to affiliate	145	—	—	—	145
Repayments of notes payable	(9)	—	(1)	—	(10)
Call premiums and other costs related to early extinguishment of debt	(4)	—	—	—	(4)
Contribution from parent	—	4	90	(94)	—
Distribution to parent	—	(11)	—	11	—
Dividends paid to parent	(30)	—	—	—	(30)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	(2)	—	1	—	(1)

Net cash provided by (used in) financing activities	178	(7)	82	(83)	170
Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase in cash and cash equivalents	4	1	—	—	5
Cash and cash equivalents at beginning of period	7	2	201	—	210

Cash and cash equivalents at end of period	$11	$3	$201	$—	$215

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$96	$50	$43	$—	$189

Investing activities:
Capital expenditures	(5)	(17)	(59)	—	(81)
Increase in receivable from affiliate	(20)	—	—	—	(20)
Investment in affiliate	(55)	(9)	(1)	65	—
Investment in unconsolidated affiliate	—	(34)	—	—	(34)
Cash received from unconsolidated affiliates	—	15	—	—	15
Acquisition of a business	—	—	(2)		(2)
Increase in restricted cash	—	—	(8)	—	(8)
Other, net	—	—	1	—	1

Net cash used in investing activities	(80)	(45)	(69)	65	(129)

Financing activities:
Net repayments under revolving loan facilities	—	—	(17)	—	(17)
Net borrowings on overdraft facilities	—	—	3	—	3
Repayments of short-term debt	—	—	(4)	—	(4)
Repayments of long-term debt	(86)	—	(23)	—	(109)
Proceeds from notes payable to affiliate	102	—	—	—	102
Repayments of notes payable	(9)	—	(8)	—	(17)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums related to early extinguishment of debt	(1)	—	—	—	(1)
Contribution from parent	—	9	67	(76)	—
Distribution to parent	—	(11)	—	11	—
Dividends paid to parent	(24)	—	—	—	(24)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	—	—	1	—	1

Net cash (used in) provided by financing activities	(18)	(2)	20	(65)	(65)
Effect of exchange rate changes on cash	—	—	4	—	4

(Decrease) increase in cash and cash equivalents	(2)	3	(2)	—	(1)
Cash and cash equivalents at beginning of period	4	—	227	—	231

Cash and cash equivalents at end of period	$2	$3	$225	$—	$230

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy- based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the three months ended March 31, 2013 and 2012 of $2,702 million and $2,913 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

RECENT DEVELOPMENTS

        On April 29, 2013, Huntsman International entered into amendments to its U.S. A/R Program and its EU A/R Program. These amendments, among other things, extend the scheduled commitment termination date of the loan facilities under our A/R Programs to April 2016. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Amendments to A/R Programs."

        On March 11, 2013, Huntsman International entered into an eighth amendment to its Senior Credit Facilities. The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount outstanding under our Term Loan B and for general corporate purposes. We recognized a loss on early extinguishment of debt of approximately $1 million on this redemption. The additional term loan has identical terms to our Extended Term Loan B. See "Note 7. Debt—Direct and Subsidiary Debt—Amendment to Credit Agreement."

        On March 4, 2013, Huntsman International, pursuant to an indenture entered into on November 19, 2012, issued $250 million aggregate principal amount of additional 2020 Senior Notes. Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 2016 Senior Notes, to pay associated accrued interest and for general corporate purposes. We recognized a loss on early extinguishment of debt of approximately $34 million on this redemption. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Notes."

        During the first quarter of 2013, we successfully completed the scheduled maintenance of our olefins and ethylene oxide facilities in Port Neches, Texas. This significant maintenance occurs approximately every four years at this facility. The total estimated impact on first quarter 2013 EBITDA related to this scheduled maintenance was approximately $55 million.

OUTLOOK

        During the first quarter of 2013, we saw a meaningful improvement in our MDI polyurethane margins. We expect this trend to continue as industry fundamentals improve. With the successful restart of our Port Neches, Texas facility and our ongoing restructuring and cost cutting efforts, we expect year-over-year improvement collectively across all segments other than Pigments.

        The following summarizes trends and key considerations that could impact the future performance of our operating segments:

Polyurethanes:

  •
  Improving MDI demand

  •
  Restructuring benefit

  •
  Continued strong demand for MTBE

  •
  Force majeure at our MDI facility in Rotterdam, The Netherlands in the second quarter of 2013

  •
  2013 Adjusted EBITDA similar to 2012

Performance Products:

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Further recovery in amines margins

  •
  2013 Adjusted EBITDA similar to 2012

Advanced Materials:

  •
  Restructuring benefit

  •
  2013 Adjusted EBITDA better than 2012

Textile Effects:

  •
  Reorganization and restructuring benefit

  •
  2013 Adjusted EBITDA positive

Pigments:

  •
  Favorable ilmenite raw material advantage versus traditional chloride ores

  •
  Near term contribution margin pressure

  •
  Improving contribution margins in the second half of 2013

  •
  2013 Adjusted EBITDA less than 2012

        We expect to spend approximately $450 million in 2013 on capital expenditures, net of reimbursements, for growth initiatives and maintenance.

        We expect our full year 2013 adjusted effective tax rate to be approximately 35% and we expect our full year unadjusted effective tax rate to be approximately 45% primarily due to the effect of the tax valuation allowances and expected regional mix of income. We believe our long-term effective income tax rate will be approximately 30% to 35%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended March 31,
			Percent Change
	2013	2012
Revenues	$2,702	$2,913	(7)%
Cost of goods sold	2,353	2,363	—

Gross profit	349	550	(37)%
Operating expenses	255	265	(4)%
Restructuring, impairment and plant closing costs	44	—	NM

Operating income	50	285	(82)%
Interest expense, net	(51)	(59)	(14)%
Equity in income of investment in unconsolidated affiliates	1	2	(50)%
Loss on early extinguishment of debt	(35)	(1)	NM

(Loss) income from continuing operations before income taxes	(35)	227	NM
Income tax benefit (expense)	20	(60)	NM

(Loss) income from continuing operations	(15)	167	NM
Loss from discontinued operations, net of tax	(2)	(4)	(50)%

Net (loss) income	(17)	163	NM
Net income attributable to noncontrolling interests	(7)	—	NM

Net (loss) income attributable to Huntsman Corporation	(24)	163	NM
Interest expense, net	51	59	(14)%
Income tax (benefit) expense from continuing operations	(20)	60	NM
Income tax benefit from discontinued operations	(2)	(1)	100%
Depreciation and amortization	107	109	(2)%

EBITDA(1)	$112	$390	(71)%

Net (loss) income per share:
Basic	$(0.10)	$0.69	NM
Diluted	(0.10)	0.68	NM
Net cash (used in) provided by operating activities	(74)	190	NM
Net cash used in investing activities	(85)	(109)	(22)%
Net cash provided by (used in) financing activities	21	(176)	NM
Other non-GAAP measures:
Adjusted EBITDA(1)	$220	$407	(46)%
Adjusted net income(2)	46	186	(75)%
Adjusted income per share(2):
Basic	0.19	0.79	(76)%
Diluted	0.19	0.77	(75)%

Huntsman International

	Three months ended March 31,
			Percent Change
	2013	2012
Revenues	$2,702	$2,913	(7)%
Cost of goods sold	2,349	2,359	—

Gross profit	353	554	(36)%
Operating expenses	253	263	(4)%
Restructuring, impairment and plant closing costs	44	—	NM

Operating income	56	291	(81)%
Interest expense, net	(54)	(61)	(11)%
Equity in income of investment in unconsolidated affiliates	1	2	(50)%
Loss on early extinguishment of debt	(35)	(1)	NM

(Loss) income from continuing operations before income taxes	(32)	231	NM
Income tax benefit (expense)	18	(61)	NM

(Loss) income from continuing operations	(14)	170	NM
Loss from discontinued operations, net of tax	(2)	(4)	(50)%

Net (loss) income	(16)	166	NM
Net income attributable to noncontrolling interests	(7)	—	NM

Net (loss) income attributable to Huntsman International LLC	(23)	166	NM
Interest expense, net	54	61	(11)%
Income tax (benefit) expense from continuing operations	(18)	61	NM
Income tax benefit from discontinued operations	(2)	(1)	100%
Depreciation and amortization	102	103	(1)%

EBITDA(1)	$113	$390	(71)%

Net cash (used in) provided by operating activities	$(75)	$189	NM
Net cash used in investing activities	(88)	(129)	(32)%
Net cash provided by (used in) financing activities	170	(65)	NM
Other non-GAAP measures:
Adjusted EBITDA(1)	$222	$408	(46)%
Adjusted net income(2)	48	190	(75)%

NM—Not Meaningful

(1)
Our management uses EBITDA and Adjusted EBITDA to assess financial performance. EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition expenses; (b) EBITDA from discontinued operations; (c) loss on early extinguishment of debt; (d) certain legal settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; and (f) restructuring, impairment, plant closing and transition costs (credits).

Beginning in 2013, we began to exclude the amortization of actuarial gains and losses associated with pension and postretirement benefits from adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income (loss) per share. The amortization of actuarial gains and losses associated with pension and postretirement benefits arises from changes in actuarial assumptions and the difference between actual and expected returns on plan assets, and not from our normal, or "core," operations. There is diversity in accounting for these actuarial gains and losses within our industry, and we believe that removing these gains and losses provides management and investors greater transparency into the operational results of our businesses and enhances period-over-period comparability. The service cost, amortization of prior service cost (benefit), interest cost and expected return on plan assets components of our periodic pension and postretirement benefit costs (income) will continue to be included in adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income (loss) per share. The amounts for prior periods have been recast to conform to the current presentation.

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

  For a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see the tables below (dollars in millions):

  Huntsman Corporation

	Three months ended March 31,
	2013	2012
Net (loss) income attributable to Huntsman Corporation	$(24)	$163
Interest expense, net	51	59
Income tax (benefit) expense from continuing operations	(20)	60
Income tax benefit from discontinued operations	(2)	(1)
Depreciation and amortization	107	109

EBITDA	112	390
Acquisition expenses	3	—
EBITDA from discontinued operations	3	1
Loss on early extinguishment of debt	35	1
Certain legal settlements and related expenses	2	1
Amortization of pension and postretirement actuarial losses	19	10
Restructuring, impairment and plant closing and transition costs (credits):
Polyurethanes	1	5
Performance Products	2	1
Advanced Materials	21	1
Textile Effects(a)	22	(4)
Pigments	—	1

Total restructuring, impairment and plant closing and transition costs (credits)	46	4

Adjusted EBITDA	$220	$407

  Huntsman International

	Three months ended March 31,
	2013	2012
Net (loss) income attributable to Huntsman International	$(23)	$166
Interest expense, net	54	61
Income tax (benefit) expense from continuing operations	(18)	61
Income tax benefit from discontinued operations	(2)	(1)
Depreciation and amortization	102	103

EBITDA	113	390
Acquisition expenses	3	—
EBITDA from discontinued operations	3	1
Loss on early extinguishment of debt	35	1
Certain legal settlements and related expenses	2	1
Amortization of pension and postretirement actuarial losses	20	11
Restructuring, impairment and plant closing and transition costs (credits):
Polyurethanes	1	5
Performance Products	2	1
Advanced Materials	21	1
Textile Effects(a)	22	(4)
Pigments	—	1

Total restructuring, impairment and plant closing and transition costs (credits)	46	4

Adjusted EBITDA	$222	$408

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales on our condensed consolidated statements of operations (unaudited).
(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net (loss) income applicable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition expenses; (b) loss from discontinued operations; (c) discount amortization on settlement financing; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; and (g) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Beginning in 2013, we began to exclude the amortization of actuarial gains and losses associated with pension and postretirement benefits from adjusted EBITDA, adjusted net income (loss),

  adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income (loss) per share. The amortization of actuarial gains and losses associated with pension and postretirement benefits arises from changes in actuarial assumptions and the difference between actual and expected returns on plan assets, and not from our normal, or "core," operations. There is diversity in accounting for these actuarial gains and losses within our industry, and we believe that removing these gains and losses provides management and investors greater transparency into the operational results of our businesses and enhances period-over-period comparability. The service cost, amortization of prior service cost (benefit), interest cost and expected return on plan assets components of our periodic pension and postretirement benefit costs (income) will continue to be included in adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income (loss) per share. The amounts for prior periods have been recast to conform to the current presentation.

  Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

  Huntsman Corporation

	Three months ended March 31,
	2013	2012
Net (loss) income attributable to Huntsman Corporation	$(24)	$163
Acquisition expenses, net of tax of $(1) and nil, respectively	2	—
Loss from discontinued operations, net of tax of $(2) and $(1), respectively	2	4
Discount amortization on settlement financing, net of tax of $(1) and $(2), respectively	2	5
Loss on early extinguishment of debt, net of tax of $(13) and nil, respectively	22	1
Certain legal settlements and related expenses, net of tax of $(1) and nil, respectively	1	1
Amortization of pension and postretirement actuarial losses, net of tax of $(7) and $(1), respectively	12	9
Restructuring, impairment and plant closing and transition costs, net of tax $(17) and $(1), respectively(a)	29	3

Adjusted net income	$46	$186

Weighted average shares-diluted	241.8	240.1

  Huntsman International

	Three months ended March 31,
	2013	2012
Net (loss) income attributable to Huntsman International	$(23)	$166
Acquisition expenses, net of tax of $(1) and nil, respectively	2	—
Loss from discontinued operations, net of tax of $(2) and $(1), respectively	2	4
Discount amortization on settlement financing, net of tax of $(1) and $(2), respectively	2	5
Loss on early extinguishment of debt, net of tax of $(13) and nil, respectively	22	1
Certain legal settlements and related expenses, net of tax of $(1) and nil, respectively	1	1
Amortization of pension and postretirement actuarial losses, net of tax of $(7) and $(1), respectively	13	10
Restructuring, impairment and plant closing and transition costs, net of tax $(17) and $(1), respectively(a)	29	3

Adjusted net income	$48	$190

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales on our condensed consolidated statements of operations (unaudited).

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

        For the three months ended March 31, 2013, the net loss attributable to Huntsman Corporation was $24 million on revenues of $2,702 million, compared with net income attributable to Huntsman Corporation of $163 million on revenues of $2,913 million for the same period of 2012. For the three months ended March 31, 2013, the net loss attributable to Huntsman International was $23 million on revenues of $2,702 million, compared with net income attributable to Huntsman International of $166 million on revenues of $2,913 million for the same period of 2012. The decrease of $187 million in net (loss) income attributable to Huntsman Corporation and the decrease of $189 million in net (loss) income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended March 31, 2013 decreased by $211 million, or 7%, as compared with the 2012 period. The decrease was due principally to lower average selling prices in our Textile Effects and Pigments segments and lower sales volumes in all of our segments, except Textile Effects. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2013 decreased by $201 million each, or 37% and 36%, respectively, as compared with the 2012 period. The decrease resulted from lower gross margins in all of our segments. See "—Segment Analysis" below.

  •
  Operating expenses for the three months ended March 31, 2013 decreased by $10 million, or 4%, as compared with the 2012 period primarily related to an increase in foreign currency transaction gains.

  •
  Restructuring, impairment and plant closing costs for the three months ended March 31, 2013 increased to $44 million from nil in the 2012 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended March 31, 2013 decreased by $8 million and $7 million, or 14% and 11%, respectively, as compared with the 2012 period. The decrease is due principally to lower average debt balances.

  •
  Loss on early extinguishment of debt for the three months ended March 31, 2013 increased to $35 million from $1 million in the 2012 period as a result of higher repayments of indebtedness during the three months ended March 31, 2013 as compared to the 2012 period. During the three months ended March 31, 2013, we recorded a loss on early extinguishment of debt of $35 million primarily from the repurchase of the remainder of our 2016 Senior Notes. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense and the income tax expense of Huntsman International for the three months ended March 31, 2013 decreased by $80 million and $79 million, respectively, as compared with the same period in 2012, primarily due to decreased pre-tax income. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended March 31,
			Percent Change Favorable (Unfavorable)
	2013	2012
Revenues
Polyurethanes	$1,182	$1,213	(3)%
Performance Products	722	814	(11)%
Advanced Materials	336	340	(1)%
Textile Effects	188	185	2%
Pigments	330	424	(22)%
Eliminations	(56)	(63)	11%

Total	$2,702	$2,913	(7)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$167	$171	(2)%
Performance Products	49	89	(45)%
Advanced Materials	3	31	(90)%
Textile Effects	(27)	(5)	(440)%
Pigments	3	146	(98)%
Corporate and other	(80)	(41)	(95)%

Subtotal	115	391	(71)%
Discontinued Operations	(3)	(1)	(200)%

Total	$112	$390	(71)%

Huntsman International
Segment EBITDA
Polyurethanes	$167	$171	(2)%
Performance Products	49	89	(45)%
Advanced Materials	3	31	(90)%
Textile Effects	(27)	(5)	(440)%
Pigments	3	146	(98)%
Corporate and other	(79)	(41)	(93)%

Subtotal	116	391	(70)%
Discontinued Operations	(3)	(1)	(200)%

Total	$113	$390	(71)%

(1)
For more information, including reconciliation of segment EBITDA to net (loss) income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended March 31, 2013 vs. 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	3%	—	2%	(8)%
Performance Products	1%	—	6%	(18)%
Advanced Materials	—	(1)%	4%	(4)%
Textile Effects	(1)%	(1)%	(3)%	7%
Pigments	(22)%	—	—	—
Total Company	—	—	2%	(9)%

	Three months ended March 31, 2013 vs. December 31, 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	2%	1%	2%	(5)%
Performance Products	—	1%	5%	(6)%
Advanced Materials	3%	1%	(1)%	5%
Textile Effects	—	1%	(2)%	—
Pigments	(11)%	1%	(1)%	27%
Total Company	2%	1%	1%	(1)%

(1)
Excludes revenues and sales volumes from tolling arrangements, byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the three months ended March 31, 2013 compared to the same period of 2012 was primarily due to lower sales volumes, partially offset by higher average selling prices. MDI sales volumes decreased in the European region, partially offset by increased sales volumes in the Asia Pacific and Americas regions. PO/MTBE sales volumes decreased primarily due to the timing of shipments. MDI average selling prices increased in all regions primarily in response to higher raw material costs. PO/MTBE average selling prices decreased primarily due to less favorable market conditions. The decrease in segment EBITDA was primarily due to lower PO/MTBE earnings (first quarter 2012 benefited from industry supply outages), partially offset by higher MDI margins and lower restructuring, impairment and plant closing costs. During the three months ended March 31, 2013 and 2012, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $1 million and $5 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended March 31, 2013 compared to the same period of 2012 was due to lower sales volumes partially offset by higher average selling prices. Sales volumes decreased by 18% as a result of scheduled maintenance on our olefins and ethylene oxide facilities in Port Neches, Texas in the first quarter of 2013. Excluding the impact of this scheduled maintenance, sales volumes would have increased by approximately 2%. Average selling prices increased primarily due to sales mix effect. The decrease in segment EBITDA was primarily due to the impact of our scheduled maintenance. As a result of lower upstream margins and lower product sales, we estimate the impact of this maintenance to be approximately $55 million on the first quarter of 2013. In addition, during the three months ended March 31, 2013, we recorded a restructuring charge of $2 million relating to planned personnel reductions in our Australian operations. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2013 compared to the same period of 2012 was primarily due to lower sales volumes. Sales volumes decreased in the European and Americas regions, primarily in our base resins and formulations businesses due to weaker demand and increased competition, while sales volumes in the Asia Pacific region increased primarily due to strong demand in the adhesives and electrical engineering markets. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing costs, lower margins and lower sales volumes, partially offset by lower selling, general and administrative costs as a result of recent restructuring efforts. During the three months ended March 31, 2013 and 2012, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $21 million and $1 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended March 31, 2013 compared to the same period of 2012 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased primarily due to increased market share in key markets. Average selling prices decreased primarily due to sales mix effect and foreign currency translation. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing and transition costs and lower margins, partially offset by higher sales volumes and lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts. During the three months ended March 31, 2013 and 2012, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs (credits) of $22 million and $(4) million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the three months ended March 31, 2013 compared to the same period of 2012 was primarily due to lower average selling prices as sales volumes were essentially unchanged. Average selling prices decreased in all regions of the world primarily in response to lower end-use demand. The decrease in segment EBITDA was primarily due to lower margins and the impact of unabsorbed fixed costs at lower production rates.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended

March 31, 2013, EBITDA from Corporate and other for Huntsman Corporation decreased by $39 million to a loss of $80 million from a loss of $41 million for the same period in 2012. For the three months ended March 31, 2013, EBITDA from Corporate and other for Huntsman International decreased by $38 million to a loss of $79 million from a loss of $41 million for the same period in 2012. The decrease in EBITDA from Corporate and other for the three months ended March 31, 2013 resulted primarily from an increase in loss on early extinguishment of debt of $34 million ($35 million of loss in 2013 compared to $1 million of loss in 2012). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The decrease in EBITDA also resulted from a $7 million increase in LIFO inventory valuation expense ($4 million of expense in 2013 compared to $3 million of income in 2012) and a $6 million decrease in income from benzene sales ($1 million loss in 2013 compared to $5 million gain in 2012). The decrease in EBITDA was partially offset by a decrease in unallocated foreign exchange losses of $5 million ($2 million gain in 2013 compared to $3 million loss in 2012) along with a decrease in incentive compensation of $4 million.

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

Cash

        Net cash (used in) provided by operating activities for the three months ended March 31, 2013 and 2012 was $(74) million and $190 million, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 2013 compared with the same period in 2012 was primarily attributable to a decrease in operating income as described in "—Results of Operations" above and to a $25 million unfavorable variance in operating assets and liabilities for the three months ended March 31, 2013 as compared with the same period of 2012.

        Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was $85 million and $109 million, respectively. During the three months ended March 31, 2013 and 2012, we paid $89 million and $81 million, respectively, for capital expenditures. During the three months ended March 31, 2013 and 2012, we made investments in Louisiana Pigments Company, L.P. of $5 million and $34 million, respectively, and received dividends from Louisiana Pigments Company, L.P. of $15 million in each period. During the three months ended March 31, 2013 and 2012, we paid $7 million and $2 million, respectively, for the acquisition of businesses.

        Net cash provided by (used in) financing activities for the three months ended March 31, 2013 and 2012 was $21 million and $(176) million, respectively. The increase in net cash provided by financing activities was primarily due to higher net borrowings of debt during the 2013 period as compared to the 2012 period, offset in part by an increase in dividends paid to common stockholders.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	March 31, 2013	December 31, 2012	(Decrease) Increase	Percent Change
Cash and cash equivalents	$247	$387	$(140)	(36)%
Restricted cash	9	9	—	—
Accounts receivable, net	1,646	1,583	63	4%
Inventories	1,797	1,819	(22)	(1)%
Prepaid expenses	49	48	1	2%
Deferred income taxes	51	51	—	—
Other current assets	204	222	(18)	(8)%

Total current assets	4,003	4,119	(116)	(3)%

Accounts payable	1,135	1,150	(15)	(1)%
Accrued liabilities	652	705	(53)	(8)%
Deferred income taxes	38	38	—	—
Current portion of debt	298	288	10	3%

Total current liabilities	2,123	2,181	(58)	(3)%

Working capital	$1,880	$1,938	$(58)	(3)%

        Our working capital decreased by $58 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $140 million resulted from the matters identified on our condensed consolidated statements of cash flows (unaudited).

  •
  Accounts receivable increased by $63 million mainly due to higher sales in March 2013, and longer payment terms by certain of our customers.

  •
  Inventories decreased by $22 million mainly due to lower inventory levels resulting primarily from scheduled maintenance at our Port Neches, Texas manufacturing facility during the first quarter of 2013.

  •
  Other current assets decreased by $18 million primarily due to lower bank accepted drafts with maturities greater than 90 days from receipt.

  •
  The decrease in accounts payable of $15 million was primarily due to lower cost of sales and lower inventory.

  •
  The decrease in accrued liabilities of $53 million was primarily due to payment of accrued interest, taxes other than income and accrued rebates, offset in part by an increase in current taxes payable.

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International). Huntsman Corporation is not a guarantor of such subsidiary debt.

        Certain of our subsidiaries are designated as nonguarantor subsidiaries and have third-party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Amendment to Credit Agreement

        On March 11, 2013, Huntsman International entered into an eighth amendment to its Senior Credit Facilities. The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount outstanding under our Term Loan B and for general corporate purposes. The additional term loan was recorded at its carrying value of $224 million as of March 31, 2013. The additional term loan has identical terms to our Extended Term Loan B.

        In connection with this debt repayment, we recognized a loss on early extinguishment of debt of approximately $1 million.

Senior Credit Facilities

        As of March 31, 2013, our Senior Credit Facilities consisted of our Revolving Facility, Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B	NA	863		861		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 2.75%	2017
Term Loan C	NA	419		395		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $18 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of March 31, 2013, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our Term Loan C due June 30, 2016.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendments to A/R Programs

        On April 29, 2013, Huntsman International entered into an amendment to the EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the EU A/R Program by two years to April 2016 and reduces the applicable margin on borrowings to 1.35%.

        On April 29, 2013, Huntsman International entered into an amendment to the U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the U.S.

A/R Program by two years to April 2016, provides for additional availability under the U.S. A/R program and reduces the applicable margin on borrowings to 1.10%.

Notes

        On March 4, 2013, pursuant to an indenture entered into on November 19, 2012, Huntsman International issued $250 million aggregate principal amount of additional 2020 Senior Notes. The notes are recorded at carrying value of $246 million as of March 31, 2013. Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 2016 Senior Notes, to pay associated accrued interest and for general corporate purposes.

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

        As of March 31, 2013, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($646 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($542 carrying value)

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the three months ended March 31, 2013 and 2012, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1

Variable Interest Entity Debt

        As of March 31, 2013, Arabian Amines Company had $179 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the non-compliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of March 31, 2013, the amounts outstanding under these loan commitments were classified as current on our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2013, we have a loan of $840 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2013 on our condensed consolidated balance sheets (unaudited). As of March 31, 2013, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under its loan commitments. See "—Variable Interest Entity Debt" above.

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2013, we had $832 million of combined cash and unused borrowing capacity, consisting of $256 million in cash and restricted cash, $382 million in availability under our Revolving Facility, and $194 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Our accounts receivable and inventory, net of accounts payable, increased by approximately $84 million for the three months ended March 31, 2013, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  During 2013, we expect to spend approximately $450 million on capital expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the three months ended March 31, 2013, we made contributions to our pension and postretirement benefit plans of $31 million. During 2013, we expect to contribute an additional amount of approximately $113 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2013, we had $115 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $81 million.

    On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of March 31, 2013, we had restructuring accruals of $6 million and environmental remediation accruals of approximately $29 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

  •
  We have in the past repurchased shares of our common stock. In the future, we could repurchase shares of our common stock from time to time without notice, through the open market or in privately negotiated transactions. Any such stock repurchases could impact our liquidity.

        As of March 31, 2013, we had $298 million classified as current portion of debt including an HPS borrowing facility in China with $47 million outstanding, our scheduled Senior Credit Facilities amortization payments totaling $17 million, debt at our variable interest entities of $187 million and certain other short-term facilities and scheduled amortization payments totaling $47 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of March 31, 2013, we had approximately $167 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to adverse tax consequences. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        Our Polyurethanes, Advanced Materials and Textile Effects segments are involved in cost reduction programs that are expected to reduce costs in these businesses by approximately $220 million. These cost savings are expected to be achieved through the middle of 2014. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2013, we had approximately $229 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of March 31, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of March 31, 2013, the combined fair value of these two hedges was $4 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of March 31, 2013 was €42 million (approximately $54 million) and the derivative transactions do not qualify for hedge accounting. As of March 31, 2013, the fair value of this hedge was €2 million (approximately $3 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2013, we recorded additional interest expense of nil due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of March 31, 2013 was $34 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2013, the fair value of the swap was $5 million and was recorded as other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2013, we recorded additional interest expense of $1 million due to changes in fair value of the swap. As of March 31, 2013, Arabian Amines Company was not in compliance with payment and other obligations contained in its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2013, the fair value of this swap was $29 million and was recorded in other noncurrent assets on our condensed consolidated balance sheets (unaudited).

        We finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future and the designation of certain debt and swaps as net investment hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2013, we have designated approximately €255 million (approximately $325 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three months ended March 31, 2013, the amount of gain recognized on the hedge of our net investment was $10 and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive (loss) income (unaudited). As of March 31, 2013, we had approximately €999 million (approximately $1,276 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the three months ended March 31, 2013, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	—
February	260,511	17.60	—	—
March	—	—	—	—

Total	260,511	$17.60	—

(1)
There were 260,511 shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during February.

ITEM 6.    EXHIBITS

10.1	Registration Rights Agreement, dated as of March 4, 2013, by and among Huntsman International LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 4, 2013)
10.2
Eighth Amendment, dated as of March 11, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 12, 2013)
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

Dated: April 30, 2013	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Registration Rights Agreement, dated as of March 4, 2013, by and among Huntsman International LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 4, 2013)
10.2
Eighth Amendment, dated as of March 11, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 12, 2013)
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